Form 10-K
period 2011-12-31
MIDWEST HOLDING INC.
filed 2012-04-02
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to         .

COMMISSION FILE NUMBER 000-10685

Midwest Holding Inc.

(Exact name of registrant as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	20-0362426 (I.R.S. Employer Identification No.)

8101 “O” Street, Suite S111, Lincoln, Nebraska (Address of principal executive offices)	68510 (Zip Code)

Registrant’s telephone number, including area code : (402) 489-8266

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Voting Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on the last business day of the most recently completed second quarter is not determinable, as there is no public market for such shares.

As of March 21, 2012, there were 8,670,146 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed for its 2012 Annual Meeting of Shareholders, scheduled to be held June 12, 2012, are incorporated by reference into Part III of this Form 10-K.

MIDWEST HOLDING INC.

FORM 10

PART I.

ITEM 1.  BUSINESS.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s expectations, estimates, projections and assumptions. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” or “continue,” the negative of these terms, or other comparable terminology used in connection with any discussion of future operating results or financial performance. These statements are only predictions, and reflect our management’s present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

General Information

Midwest Holding Inc. (we, us, our, Midwest, the Company or the Registrant) was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. (American Life). Capital Reserve Life Insurance Company of Jefferson City, Missouri (Capital Reserve) is a dormant, wholly owned subsidiary of American Life. Security Capital Corporation is a 60% owned subsidiary of Midwest. Hot Dot, Inc. is a 37% owned subsidiary of Midwest and Midwest controls a majority of the Board of Directors.  Midwest and Hot Dot are Nebraska corporations, American Life is an Arizona corporation, Capital Reserve is a Missouri corporation, and Security Capital is an Arkansas corporation. The principal executive offices for the companies are at 8101 “O” Street, Suite S111, Lincoln, Nebraska 68510. The phone number for the companies is (402) 489-8266.

Development of the Business

From our inception through July 2006, we raised approximately $6.5 million through the sale of shares of voting common stock in several private placements. We raised approximately $11.0 million through an intrastate public offering of voting common stock in the State of Nebraska. Each of these sales of stock was intended to provide capital for our financial services operations.

The Company was a development stage company until American Life commenced its insurance operations in 2009. We have incurred significant net losses since inception totaling approximately $10.5 million through December 31, 2011. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. In its first four months of operation, between September 1, 2009 and December 31, 2009, American Life generated $354,352 in premium revenue. For the years ended December 31, 2011 and 2010, American Life generated $2.5 million and $1.9 million in premium revenue, respectively.

On June 20, 2010, American Life acquired Capital Reserve in exchange for a cash payment of approximately $1.9 million. This transaction added approximately a like amount of assets to American Life. Further, with the insurance charters acquired from Capital Reserve, we obtained access to additional markets in Missouri, Kansas and Iowa.

In connection with the acquisition of Capital Reserve, American Life also coinsured a block of life insurance business from Capital Reserve’s parent corporation in a separate transaction. The purchase price for this block of business was approximately $375,000. This transaction added more than $70,000 in annual revenues to American Life’s operations, as well as approximately $3.5 million of new assets to our balance sheet, while American Life assumed approximately $3.65 million in policy reserves on the block of business.

In July 2010, we commenced the private sale of 74,159 shares of our Series A Preferred Stock to certain qualified investors in Latin America. This offering was completed in January 2011. The net proceeds of this sale, after expenses, were approximately $415,750. These proceeds were used to further capitalize our insurance operations, for working capital and for other general corporate purposes.

On July 12, 2010, in order to provide additional capital to support our continued growth, we commenced an offering of up to 2,000,000 additional shares of voting common stock to existing shareholders who were residents of the State of Nebraska. This offering was completed on February 28, 2011, and a total of 1,554,326 additional shares of voting common stock were sold. The gross proceeds of this sale, after expenses, were approximately $7.7 million. These proceeds were used to fund the acquisition of Old Reliance Insurance Company (Old Reliance) as described below, and will be used to further capitalize our insurance operations, for working capital and for other general corporate purposes.

On November 8, 2010, the Company entered into an agreement to acquire all of the issued and outstanding capital stock of Old Reliance, an Arizona-domiciled life insurance company. The plan provided for American Life to merge into Old Reliance following the purchase, with the survivor changing its name to American Life & Security Corp. and domiciled in Arizona. In the transaction, the sole shareholder of Old Reliance received: (i) approximately $1.6 million in cash, (ii) $500,000 in the form of a surplus debenture issued by American Life, and (iii) 150,000 shares of voting common stock of the Company ($750,000 fair value). On November 8, 2010, prior to signing the stock purchase agreement with American Life, Old Reliance had assets of approximately $19 million and for the period from January 1, 2010 through November 8, 2010, income of approximately $1.4 million, and expenses of approximately $1.7 million. The transaction, including the merger, was consummated on August 3, 2011.

During the 3rd quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital Corporation. The previously held interest was remeasured at fair value and a gain of $182,200 was recognized. The acquisition of Security Capital added cash and cash equivalents of $21,471 and investments in equity securities of $434,000 to the consolidated balance sheets.

In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc., a company organized to develop, manufacture, and market the Alert Patch.  During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding, Inc. The consideration paid by the Company was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature.  Hot Dot had no operating revenues and operating expenses of $115,147 for the year ended December 31, 2011.  Hot Dot is a development stage company that has not conducted operations apart from raising capital.

American Life

General

Our insurance Company, as it exists today, is the product of the August 2011 merger of Old Reliance and American Life.  Organized in 1960, Old Reliance primarily focused on the sale of final expense or burial products which typically are small face amount policies with limited underwriting.  American Life historically did not offer similar products and instead focused on the sale of its American Accumulator product (a multi-benefit life insurance policy) and its Future Cornhusker Plan (a single premium term life product for children), as described below.  The final expense and burial products have been offered by Old Reliance through a small network of independent agents in the Southwest United States.  Sales over the past five years have been nominal as the Company lacked the capital and surplus to support broad sales of the products.  Following the acquisition by American Life and merger, these final expense and burial products were withdrawn due to concerns regarding persistency and potential claims.

Management does not expect the historical block of Old Reliance business to be unprofitable due to the profitability built into the products.  New ordinary life products are being developed that will incorporate more underwriting to serve as replacements to the final expense and burial products previously offered by Old Reliance.  It is expected that these products will be similar to those that have been offered in the past by American Life.

On November 8, 2010, prior to signing the stock purchase agreement with American Life, Old Reliance had assets of approximately $19 million and for the period from January 1, 2010 through November 8, 2010, income of approximately $1.4 million, and expenses of approximately $1.7 million.

American Life underwrites and markets life insurance products within the State of Nebraska. After completing the merger with Old Reliance, we are licensed in fourteen states. Because American Life is domiciled in Arizona following the merger, it is required to comply with the insurance laws of that state.  Management is evaluating the pros and cons of domesticating American Life in Nebraska; however no decision has been made as of the current date.  Old Reliance had eliminated marketing in several states prior to the acquisition. Management’s assessment of Old Reliance’s activities was that the business lacked adequate profit. As such, an on-going review is underway to evaluate market potential and appropriate products; such decision is expected in the first half of 2012. With the acquisition of Capital Reserve, we also obtained access to additional markets in Missouri, Kansas and Iowa, although our sales efforts remain focused on Nebraska at the present time. Over time, we may apply with other state insurance departments in order to obtain certificates of authority to market life insurance products in those states.

Additionally, we intend to explore the international market for U.S. dollar denominated ordinary life policies.

Some of the agents who were engaged by us to sell shares of voting common stock in the 2007-09 intrastate public offering were cross-trained by American Life to act as agents for its insurance business. The recruiting, training and hiring of captive agents (agents who sell only American Life’s products) will be a continuous process for American Life.

Type of Policies

American Life sells two insurance products, the “American Accumulator”, which is a multi-benefit life insurance policy that combines cash value life insurance with a tax deferred annuity, and the “Future Cornhusker Plan”, which is a single premium term life product offered for children aged three months to 15 years.  The Future Cornhusker is available in annual premium amounts of $125 or $250 and carries an initial face amount of $5,000 or $10,000.  The American Accumulator is sold in annual premium units of $2,000.  The average annual premium is approximately $2,000 with an average face amount of $64,000.  Premiums may be higher based upon the age and health of the insured.

It is anticipated that, over time, American Life will market other traditional life insurance products such as limited pay whole life, term and decreasing term life and single and flexible premium annuities. The potential profitability of any product, including the cost involved to market and administer it, will be a significant factor in the decision to offer that product.  Currently, the Company’s consulting actuary is working with management to design these products.  Management expects to introduce a limited pay whole life and term product during the summer of 2012.

Product Pricing

None of the insurance products to be marketed by American Life, other than the two initial products described above, have been developed or filed with the Arizona Department of Insurance and the Nebraska Department of Insurance for approval. These products will be developed with a pricing structure designed to accomplish the following primary objectives:

•                  Provide a competitively priced product to the insurance consumer;

•                  Provide sufficient gross margins to allow the insurance subsidiary to achieve operating profits comparable to the life insurance industry as a whole; and

•                  Provide sufficient first year and renewal commission structures necessary to attract and retain career-oriented insurance agents.

All products will be developed by using the services of an independent qualified consulting actuary, Miller and Newberg of Kansas City, Missouri.  In addition to product development, Miller and Newberg serves as American Life’s Valuation Actuary.  The total fees paid to Miller and Newberg in 2011 were $39,199.

Underwriting Standards

Underwriting guidelines will have a direct impact on American Life’s operating results. If the underwriting standards that are established are not adequate, desired operating results will not be realized. Generally, when underwriting standards are less restrictive, more mortality claims will result and vice versa. Underwriting standards have a direct impact on the pricing structure of a product. The less restrictive the underwriting standards, the higher the product needs to be priced in order to allow for a higher incident of mortality. This higher incident of mortality is also reflected in greater policy reserves being established.

American Life has established underwriting guidelines consistent with its product’s pricing structure. The Company utilizes information from the application and, in some cases, telephone interviews with applicants, inspection reports, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage or rejected.  In addition to an applicant’s medical history, the Company also considers other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use.  Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk has been examined and approved by our underwriters.  American Life’s consulting actuary assists the insurance subsidiaries in establishing its underwriting standards.

Marketing

New agents are recruited through referrals from shareholders, newspaper advertisements, and solicitation through the use of on-line job sites.  Each potential candidate must go through a three interview process.  If hired to sell insurance, the candidate must complete a 40 hour training course conducted by a third party as well as pass the state examination.  Once licensed, they must complete a week long product and sales training class.  Following course completion, they will have a training week where their manager will work side by side making sales calls with them.  The average turnover rate of our agents is approximately 15% per year.

The products developed by American Life have been marketed initially by those agents cross-trained to market insurance products after selling shares of stock in our intrastate public offering. When agents were recruited to sell stock in connection with our earlier intrastate public offering, they were required to complete a similar company training program and compliance course.  They also were required to be licensed by the Nebraska Department of Banking & Finance, Securities Bureau, under applicable securities laws and were required to spend time in the field with their managers prior to engaging in any sales activity on their own.  During the period in which our intrastate offering was on-going, the average turnover rate of our agents was approximately 10% per year.

Additionally, the recruiting, hiring and training process is continuous for American Life going forward. These captive agents will market only the life insurance subsidiary’s products.  The American Accumulator pays a first year commission to our marketing agents ranging from 42% to a high of 72% and renewal commissions totaling 15%.  The Future Cornhusker pays a first year commission to our marketing agents of 20% and no renewal commission.

The insurance products are marketed using the same face-to-face marketing concept that was used by us to sell shares of stock in our intrastate public offering that utilized in person sales meetings with prospective shareholders. When the intrastate offering was being conducted, the shares were only offered to individuals who had been referred by another shareholder.  There was no cold calling or other similar activity.  The sale of stock was not allowed to be conducted in any area where insurance sales were ongoing. Our insurance agents have used our shareholder base and their referrals as potential clients for our life insurance products.

American Life also intends to pursue the U.S. Dollar-denominated life insurance market in Latin America. The products that will be offered are ordinary whole life that are designed specifically for that market.

If, and when, American Life enters the interest-sensitive and universal life markets, it would not use its captive agents to market such products. Generally, these are sophisticated products which require a unique ability to market. Accordingly, if American Life chooses to enter this market, it would develop an independent agent distribution system using independent marketing agencies that have the experience and ability to market these products. However, American Life would not enter this market segment unless it could do so profitably.

Operating Results

There are certain factors unique to the life insurance business, which may have an adverse effect on the operating results of American Life. One such factor is that the cost of putting a new policy in force is usually greater than the first year’s policy premium, and, accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves often have an adverse effect on operating results. American Life, as is common among new or inactive life insurance companies, probably will continue to operate at a loss for a number of years because of the substantial costs of writing new life insurance. The aggregate cost of writing new life insurance includes such significant, nonrecurring items as first year commissions, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established. For the American Accumulator product, the costs to cover expenses and the policyholder liability that must be set up at policy issuance exceed the first year premium by approximately 39%, while there is no excess of costs to cover expenses and the policyholder liability for the Future Cornhusker product.  Accordingly, it is generally recognized that the cost of putting a new policy in force is substantially greater than the first year premium. As a result, a new life insurance company can be expected to sustain losses for a number of years, during which time earnings are not available for dividends. However, in accordance with accounting principles generally accepted in the United States of America (GAAP), incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced.

Additionally, the Company has a large portion of its business as first year business.  Therefore, the overhead of the Company is not yet supported by renewal business and premium growth.

Our operating results are reported in accordance with accounting principles generally accepted in the United States of America (GAAP) for stock life companies; although the Company’s life insurance subsidiaries will also prepare financial statements in accordance with accounting practices prescribed or permitted by their respective states of domicile (statutory basis of accounting) for the purpose of reporting to insurance regulatory authorities. Under the GAAP method of reporting, certain costs, which are expensed immediately under the statutory basis of accounting, will be charged to operations over the period in which premiums are earned, thereby reducing the adverse effect of these costs on operating results. In addition, under the GAAP method of reporting, assumptions used in calculating reserves are less conservative than those used under the statutory basis, thereby further reducing adverse effects on operating results.

Administration

The policies written or acquired by American Life have historically been administered through a contract with a third-party administrator (TPA). The TPA is a company that is not related to American Life which is in the business of performing policy administration. Such administration was performed through a TPA until January 31, 2012. Policy administration includes the issuance of policies, billing, preparation of commission and production statements, posting of premium payments and servicing of policyholders. Following the acquisition of Old Reliance, which owned a policy administration and accounting system, management gave notice of cancellation to American Life’s TPA and brought all administration in house on February 1, 2012.

Investments

American Life and Capital Reserve have adopted investment policies in compliance with the insurance laws of the State of Arizona and Missouri, respectively. The type and amount of investments which can be made by a life insurance company are specifically controlled by applicable state statutes and rules and regulations of the respective state departments of insurance.

It is critical that an insurer invest its assets wisely and conservatively as investment income ultimately (as a new company grows, investment income will increase as a percent of total income due to investment of policy reserves) will be a significant component of total revenue. Accordingly, American Life has developed a conservative investment policy in an effort to minimize its investment risk. An independent professional investment advisor who specializes in the insurance industry assists American Life with its investments.

Reinsurance

American Life and Capital Reserve reinsure with other companies (reinsurers) portions of the life insurance risks they underwrite and occasionally will reinsure portions of life insurance risks underwritten by other (ceding) companies.  The primary purpose of reinsurance is to allow a company to reduce the amount of its risk on any particular policy. The effect of reinsurance is to transfer a portion of the risk to the reinsurers. However, American Life and Capital Reserve remain contingently liable for the risk in the event the reinsurers are not able to meet their obligations under the reinsurance agreements. Further, when life insurance risks are ceded to another insurer, the ceding company must pay a reinsurance premium to the reinsurance company as consideration for the risk being transferred. The payment of this reinsurance premium to the reinsurer represents a reduction of the premium income received by American Life or Capital Reserve. This reduction in premium income has a direct impact on the profitability of the ceding company (American Life and Capital Reserve).

The average face amount of our life insurance policies in force is $64,000.  With respect to such policies, the Company retains $40,000 of risk on any one life.  As of December 31, 2011, approximately 62% of the gross outstanding life insurance policies in force are reinsured with third parties.  The Company cedes approximately $8.57, or .857%, of premium per year for each $1,000 of life insurance in force. All accidental death benefits are reinsured.

Reserves

American Life and Capital Reserve establish as liabilities actuarially computed reserves to meet the obligations on the policies they write, in accordance with the insurance laws and the regulations of the Arizona and Missouri Departments of Insurance, respectively, for statutory accounting and GAAP for financial reporting to shareholders. These reserves are the amounts which, with additions from premiums to be received and with interest on related investments, compounded annually at certain assumed rates, in the future are sufficient according to accepted actuarial principles to meet policy obligations as they mature. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued and are applied against policy in force amounts.

Competition

The life insurance industry is fiercely competitive. Many of the life insurance companies authorized to do business in states that we conduct business in are well-established companies with fine reputations, offering a broader line of insurance policies, having larger selling organizations, and possessing greater financial resources than American Life. American Life is not rated by industry analysts at the present time and likely will not be rated for a period of three to five years. This will have a negative impact on American Life’s ability to compete with rated insurance companies. There is also considerable competition among insurance companies in obtaining qualified sales agents, which might require the Company to pay higher commissions to attract such agents.

Possible Acquisition of Other Companies

Subject to the regulation and supervision of the Arizona Department of Insurance and other regulators, we may acquire one or more life insurance or insurance-related companies in the future. Our acquisition strategy, should this avenue be pursued, will be to identify one or more established insurance companies which have developed viable marketing networks for their products and which are or could be managed from a Lincoln, Nebraska administrative office. In selecting target insurance companies which constitute suitable acquisition candidates, we will consider factors such as, but not limited to, the target company’s financial statements and operating history (including surplus adequacy and underwriting standards); the price and features of insurance products sold and the markets serviced; the competency and loyalty of its agents; certain income tax considerations; and the purchase price therefore.

We also may seek to acquire insurance-related companies such as: (i) third-party administrators; (ii) existing marketing agencies; (iii) actuarial services companies; (iv) reinsurance brokerage companies; and (v) life and health insurance data processing servicers.

The primary reasons we may acquire an existing life insurance company or insurance-related company are: (i) the placement of administrative, accounting and data processing systems that would allow the company to expand; (ii) to provide additional revenue streams to us through additional marketing expansion or ancillary services; and (iii) to provide additional profits through more effective cost management of an existing company as many companies within the insurance industry have excessive administrative cost levels relative to premium income.

No acquisition agreements have been signed as of April 2, 2012. However, we will continue to evaluate and consider appropriate acquisition candidates.

Prior Acquisitions and Investments

In 2006, we acquired 1,627,500 shares of Western States Alliance Corporation (Western States) for $0.46 a share for an aggregate investment of $748,650. This investment gave us majority ownership of Western States. Western States was subsequently dissolved, with the majority of its assets transferred to us, effective December 31, 2009.

Between 2005 and 2011, we acquired 2,704,000 shares of capital stock of Security Capital Corporation (Security Capital), an Arkansas corporation formerly known as Arkansas Security Capital Corporation, for an aggregate investment of $102,500. As of December 31, 2011, our ownership constituted approximately 60% of the issued and outstanding capital stock of Security Capital. During the third quarter of 2011, the Company began consolidating Security Capital.  Security Capital is a development stage company that has not conducted operations apart from raising capital.

In July 2009 and December 2010, we acquired 350,000 shares of capital stock of First Wyoming Capital Corporation (First Wyoming), a Wyoming corporation, for an aggregate investment of $117,500.  First Wyoming’s insurance subsidiary received its Certificate of Authority to operate in Wyoming on July 1, 2011. As of December 31, 2011, our ownership constituted approximately 12.8% of the issued and outstanding capital stock of First Wyoming.

In April 2010, we acquired 340,000 shares of capital stock of Rocky Mountain Capital Corporation (Rocky Mountain), a Colorado corporation, for $0.10 per share for an aggregate investment of $34,000. As of December 31, 2011, our ownership constituted approximately 12% of the issued and outstanding capital stock of Rocky Mountain.  Rocky Mountain is a development stage company that has not conducted operations apart from raising capital.

In April 2010, we acquired 600,000 shares of non-voting capital stock of Northstar Financial Corp. (Northstar), a Minnesota corporation, for $0.10 per share for an aggregate investment of $60,000. As of December 31, 2011, our ownership constituted approximately 19.6% of all issued and outstanding capital stock of Northstar.  Northstar is a development stage company that has not conducted operations apart from raising capital.

In 2010 and 2011, we acquired 814,000 shares of capital stock of Great Plains Financial Corporation (Great Plains), a South Dakota corporation, for an aggregate investment of $828,850.  Great Plains has a life insurance subsidiary licensed to do business in South Dakota. As of December 31, 2011, our ownership constituted approximately 21.3% of the issued and outstanding capital stock of Great Plains. Subsequent to December 31, 2011, we purchased an additional 375,000 shares for $731,250.  This increased our aggregate ownership percentage to approximately 31%.

In July 2011, we acquired 3 nonvoting units of League of Lakeway, LLC (Lakeway), a Texas Limited Liability Company, for an aggregate investment of $45,000.  The Company operates a restaurant based in Lakeway, Texas.  As of December 31, 2011, our ownership constituted less than 10% of the outstanding units of Lakeway.

In August 2011, we acquired 2,500,000 shares of capital stock of Hot Dot, Inc. (Hot Dot), a Nebraska corporation, for $0.02 per share for an aggregate investment of $50,000. Hot Dot was organized to develop, manufacture, and market the Alert Patch. The Alert Patch is an adhesive-backed cloth patch that is used to detect increases in body temperature that pose a risk of heat exhaustion or heat stroke. As of December 31, 2011, the Company, when combined with the Company’s management, held approximately 53.7% of the combined voting power of Hot Dot’s outstanding common stock and approximately 36.8% of the economic interest in Hot Dot.  Rick Meyer, Chairman of our Board of Directors, is Chairman and a member of the original Board of Directors of Hot Dot. Rick Meyer owns 300,000 shares of voting capital stock of Hot Dot. Mark A. Oliver, our Secretary/Treasurer and a member of our Board of Directors, is Treasurer and a member of the original Board of Directors of Hot Dot. Mr. Oliver owns 300,000 shares of voting capital stock of Hot Dot. Travis Meyer, our President and a member of our Board of Directors, is President and a member of the original Board of Directors of Hot Dot. Travis Meyer owns 300,000 shares of voting capital stock of Hot Dot. Todd C. Boeve, an employee of ours, is Secretary and a member of the original Board of Directors of Hot Dot. Mr. Boeve owns 50,000 shares of voting capital stock of Hot Dot.  Hot Dot is a development stage company that has not conducted operations apart from raising capital.

On August 3, 2011, the Company acquired Old Reliance Life Insurance Company, an Arizona domiciled life insurer and simultaneously merged American Life with and into it, changing the survivors name to American Life and Security Corp. This acquisition added licenses in 14 new states, annual income of approximately $1.7 million, annual expenses of approximately $2.0 million, and total assets of approximately $19 million.  At the time of the acquisition, Old Reliance had 35 independent agents under contract.  Currently, all 35 remain under contract.

In September 2011, we acquired 600,000 shares of non-voting capital stock of Pacific Northwest Capital Corp. (Pacific Northwest), an Idaho corporation, for $0.10 per share for an aggregate investment of $60,000. As of December 31, 2011, our ownership constituted approximately 21.9% of the issued and outstanding capital stock.  Pacific Northwest is a development stage company that has not conducted operations apart from raising capital

On December 27, 2011, American Life reached an agreement to acquire all of the outstanding shares of Preferred Security Life Insurance Company (Preferred Security), a Texas domiciled stipulated premium life insurance company, in exchange for $225,000 in cash.  Management anticipates the deal to close during the second quarter of 2012.  The acquisition will add approximately $3 million in assets and $60,000 of annual revenues to the Company’s consolidated financial statements.

Our less than wholly owned subsidiary, Security Capital, owns 350,000 shares of capital stock of Northern Plains Capital Corporation (Northern Plains), a North Dakota corporation.  In the third quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital Corporation, and the previously held interest was remeasured at fair value. The remeasurement increased the carrying value of Security Capital’s investment in Northern Plains to $434,000.  As of December 31, 2011, our ownership constituted approximately 10% of the issued and outstanding capital stock.

Certain Relationships and Affiliations with Similar Businesses

The Company and certain of our directors and officers have current or past relationships and affiliations with businesses that operate, or once operated, in the life insurance industry and that have conducted public and private stock offerings in connection with their operations. Additional information on these relationships and affiliations, organized by company, is as follows:

•                  Northstar.  Northstar was incorporated in Minnesota in April 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We invested approximately $60,000 in the organizational financing of Northstar in exchange for 600,000 shares of non-voting capital stock. As of December 31, 2011, our ownership constitutes approximately 19.6% of all issued and outstanding capital stock of Northstar. In addition, Rick Meyer, Chairman of our Board of Directors, is Chairman, Chief Executive Officer and a member of the original Board of Directors of Northstar. Rick Meyer owns 200,000 shares of Northstar’s voting capital stock. Mark A. Oliver, our Secretary/Treasurer and a member of our Board of Directors, is President, Chief Operating Officer, Treasurer, Chief Financial Officer and a member of the original

Board of Directors of Northstar. Mr. Oliver owns 140,000 shares of non-voting capital stock of Northstar. Travis Meyer, our President and a member of our Board of Directors, owns 150,000 shares of non-voting capital stock. Milton Tenopir, a member of our Board of Directors, is a member of the Board of Directors of Northstar and owns 50,000 shares of voting capital stock. Other of our present and former directors also own capital stock of Northstar. As of December 31, 2011, Northstar is a development stage company that has not conducted operations apart from raising capital through a $1.0 million private placement of securities. It commenced a $10 million intrastate offering in May 2011.

•                  First Wyoming.  First Wyoming was incorporated in Wyoming in July 2009 for the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We have invested $117,500 in the financing of First Wyoming in exchange for 350,000 shares of capital stock. John Perkins, our former Secretary and compliance officer and a current member of our Board of Directors, serves as Chairman of the Board of First Wyoming. Les Meyer, a member of our Board of Directors, serves as a member of the Board of Directors. Great American Marketing, Inc., a corporation owned by Travis Meyer, our President and a member of our Board of Directors, had a consulting agreement with First Wyoming that terminated on June 30, 2010. He owns 25,000 shares of capital stock of First Wyoming. Additionally, Rick Meyer, our Chairman, owns 25,000 shares of capital stock of First Wyoming. First Wyoming has raised approximately $4 million of an anticipated $7.5 million offering and received its certificate of authority in July 2011.

•                  Rocky Mountain.  Rocky Mountain was incorporated in Colorado in March 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We invested approximately $34,000 in the organizational financing of Rocky Mountain in exchange for 340,000 shares of capital stock. In addition, Les Meyer, a member of our Board of Directors, is President, Chief Executive Officer and a member of the original Board of Directors of Rocky Mountain. Les Meyer owns 352,000 shares of capital stock of Rocky Mountain. Rick Meyer, Chairman of our Board of Directors, is Chairman and a member of the original Board of Directors of Rocky Mountain. Rick Meyer owns 130,000 shares of capital stock of Rocky Mountain. Mark A. Oliver, our Treasurer and a member of our Board of Directors, is Secretary/Treasurer and a member of the original Board of Directors of Rocky Mountain. Mr. Oliver owns 130,000 shares of capital stock of Rocky Mountain. John R. Perkins, a member of our Board of Directors, is a member of the original Board of Directors of Rocky Mountain and owns 140,000 shares of capital stock. Travis Meyer, our President and a member of our Board of Directors, owns 130,000 shares of capital stock of Rocky Mountain. Other of our present and former directors also own capital stock of Rocky Mountain. As of December 31, 2011, Rocky Mountain is a development stage company that has not conducted operations apart from commencing a $1.0 million private placement of securities. It commenced a $7.5 million public intrastate offering in May, 2011.

•                  Great Plains.  Great Plains was incorporated in South Dakota in January 2007.  Great Plains has raised over $7.5 million through private placements of stock and a registered public offering in South Dakota and established a regulated life insurance subsidiary in that state. As of December 31, 2011, we have invested $828,850 in the financing of Great Plains in exchange for 814,000 shares of capital stock. Subsequent to December 31, 2011, we purchased an additional 375,000 shares for $731,250. Scott Engebritson, a former officer and Board member of the Company, serves as Chairman of the Board and President of Great Plains. In June 2011, Jack Osborne, Milt Tenopir, Travis Meyer, Mark Oliver and Rick Meyer were elected to the Great Plains Board of Directors.

•                  Pacific Northwest.  Pacific Northwest was incorporated in Idaho in October 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We invested approximately $60,000 in the organizational financing of Pacific Northwest in exchange for 600,000 shares of non-voting capital stock. In addition, Travis Meyer, our President and a member of our Board of Directors, is President, Chief Executive Officer, Co-Chairman and a member of the original Board of Directors of Pacific Northwest. Travis Meyer owns 200,000 shares of non-voting capital stock of Pacific Northwest. Rick Meyer, Chairman of our Board of Directors, is Co-Chairman and a member of the original Board of Directors of Pacific Northwest. Rick Meyer owns 200,000 shares of capital stock of Pacific Northwest. Mark A. Oliver, our Treasurer and a member of our Board of Directors, is Treasurer and a member of the original Board of Directors of Pacific Northwest. Mr. Oliver owns 200,000 shares of non-voting capital stock of Pacific Northwest. Todd C. Boeve, an employee of ours, is Secretary and a member of the original Board of Directors of Pacific Northwest. Mr. Boeve owns 50,000 shares of capital stock of Pacific Northwest.  Pacific Northwest is a development stage company that has not conducted operations apart from raising capital.

Most of these entities have business plans similar to that of the Company.  Each entity operates under a separate Board of Directors.  There are no plans to merge any of the entities above as of the present date.

Regulation

American Life and Capital Reserve, as well as any other life insurance subsidiary that we may acquire or form, are (or will be) subject to the regulation and supervision of the Arizona and Missouri Departments of Insurance, respectively, and/or other state insurance regulators. Such regulation is primarily for the benefit of policyholders rather than shareholders. These regulators possess broad administrative powers. These powers include the authority to grant and revoke licenses to transact business, to approve the form of insurance contracts, to regulate capital requirements, to regulate the character of permitted investments, and to require deposits for the protection of investments. Arizona and Missouri insurance law requires the filing of a detailed annual report with the Department of Insurance, as do other states’ laws. Thus, the business and financial accounts of American Life and Capital Reserve will be subject to examination by the Arizona and Missouri Departments of Insurance, respectively, as well as insurance departments of any other states in which we may do business.

There can be no assurance that American Life, Capital Reserve, or any other life insurance subsidiary that we may acquire or form will be able to satisfy the regulatory requirements of the Arizona or Missouri Department of Insurance or a similar department in any other state in which it may wish to transact business.

As the holder of a controlling interest in an Arizona and Missouri insurance company, the Company also is subject to regulation as an insurance holding company system under Arizona and Missouri law. The provisions of this law generally provide for restrictions on a change in control of the insurance holding company, require the filing of certain reports with the Department of Insurance, and limit the amount of dividends which may be received by the holding company from American Life and Capital Reserve.

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act will be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete. Although the ultimate outcome of the regulatory rulemaking proceedings cannot be predicted with certainty, we do not believe that the provisions of the Reform Act will have a material impact on our consolidated financial results or financial condition.

Employees and Agents

As of December 31, 2011, we have 19 full-time employees and 2 part-time employees, as well as 50 insurance agents who operate as independent contractors.

ITEM 1A.  RISK FACTORS.

An investment in our voting common stock involves a high degree of risk. Investors should carefully consider the risks described below and the other information in this Form 10-K before investing in our voting common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Risks Related to Our Business

The Company has a limited operating history and owns a limited amount of assets.

The Company was formed in October 2003 and was in the development stage until the insurance operations of American Life commenced in September 2009. We have a limited operating history and, until 2009, we generated no revenues other than interest and investment income. The start-up costs we have incurred have created a history of operating losses. We have all of the risks inherent in establishing a new business, including limited capital, uncertain markets, lack of revenues and potential competition from better capitalized companies. We have no control over general economic conditions, competitors’ products, competitive pricing, customer demand and costs of marketing or advertising to build and expand our business. Moreover, we anticipate that we will continue to incur net operating losses well into the future as we establish a revenue stream from our operating subsidiaries. There is no assurance that our activities will be successful or result in any revenues or profits to the Company and, the likelihood of any success must be considered in light of our early stage of development. These risks and our lack of substantial operating history make it difficult to predict the Company’s future revenues or results of operations. As a result, our financial results may fluctuate widely and fall below our expectations or the expectations of our shareholders. This could cause the value of our voting common stock to decline.

Ownership of shares of our voting common stock involves substantial risk, and the entire value of those shares may be lost.

Shares of our voting common stock constitute a high-risk investment in a developing business. No assurance or guaranty can be given that any of the potential benefits envisioned by our business plan will prove to be available, nor can any assurance or guaranty be given as to the actual amount of financial return, if any, which may result from ownership of our shares. The entire value of shares of our voting common stock may be lost.

Our insurance marketing efforts are key to our success.

We market our insurance products through the services of licensed insurance agents. New agents are recruited through referrals from shareholders, newspaper advertisements, and solicitation through use of on-line job sites.  Each potential candidate must go through a three interview process.  If hired to sell insurance, the candidate must complete a 40 hour training course conducted by a third party as well as pass the state examination.  Once licensed, they must complete a week long product and sales training class.  Following course completion, they will have a training week where their manager will work side by side making sales calls with them.  The average turnover rate of our agents is approximately 15% per year.

The insurance products are marketed using the same face-to-face marketing concept that was used by us to sell shares of stock in our intrastate public offering that utilized in person sales meetings with prospective shareholders. When the intrastate offering was being conducted, the shares were only offered to individuals who had been referred by another shareholder.  There was no cold calling or other similar activity.  The sale of stock was not allowed to be conducted in any area where insurance sales were ongoing.  Our insurance agents have used our shareholder base and their referrals as potential clients for our life insurance products.

Many of these agents have no prior insurance product selling experience and, accordingly, this lack of experience may have a negative impact on the amount of premium volume we write.  The extent of this negative impact on the premium volume written will depend primarily on our ability to timely and adequately train these agents to sell our insurance products and the effectiveness of our face-to-face marketing concept.

Our existing insurance subsidiaries, American Life and Capital Reserve, may fail as a result of being inadequately capitalized.

American Life was granted a certificate of authority by the Nebraska Department of Insurance based on initial capital and surplus of approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. Following the merger of American Life with Old Reliance, American Life had approximately $4.5 million in capital and surplus at December 31, 2011. The Arizona Department of Insurance may require American Life to add additional amounts of capital and surplus to support its business going forward, just as the Missouri Department of Insurance may require additional capitalization of Capital Reserve. Capital Reserve had capital and surplus of $1.4 million as of December 31, 2011. The amount of capital and surplus ultimately required will be based on certain “risk-based capital” standards established by statute and regulation and administered by the Arizona and Missouri Departments of Insurance and other regulators. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If American Life or Capital Reserve fails to maintain required capital levels in accordance with the “risk-based capital” system, each company’s ability to maintain the regulatory authority necessary to conduct business would be compromised.

We expect to suffer operating losses for a number of years.

We expect to sustain losses for a number of years. American Life, as is common among new or inactive life insurance companies, likely will operate at a loss for a number of years because of the substantial costs of writing new life insurance. We have incurred significant net losses since inception totaling approximately $10.5 million through December 31, 2011.

The aggregate cost of writing new life insurance includes such significant, nonrecurring items as first year commissions, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established. For the American Accumulator product, the costs to cover expenses and the policyholder liability that must be set up at policy issuance exceed the first year premium by approximately 39%, while there is no excess of costs to cover expenses and the policyholder liability for the Future Cornhusker product.  Accordingly, it is generally recognized that the cost of putting a new policy in force is substantially greater than the first year premium. As a result, a new life insurance company can be expected to sustain losses for a number of years, during which time earnings are not available for dividends. However, in accordance with accounting principles generally accepted in the United States of America (GAAP), incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced.

Additionally, the Company will continue to have a large portion of its business as first year business.  Therefore, the overhead of the Company is not yet supported by renewal business and premium growth.

The insurance industry is subject to numerous laws and regulations, and compliance costs and/or changes in the regulatory environment could adversely affect our business.

We are subject to government regulation in each of the states in which we conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including rates, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than shareholders. During the past several years, increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. The National Association of Insurance Commissioners (the NAIC) and state insurance regulators are reexamining existing laws and regulations, specifically focusing on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. Current NAIC initiatives, and other regulatory changes, could have a material adverse impact on our business. There can be no assurance that our life insurance subsidiaries or any other life insurance subsidiary that we may acquire or form will be able to satisfy the regulatory requirements of the Departments of Insurance of their respective state of domicile or a similar department in any other state in which it may wish to transact business.

Individual state guaranty associations assess insurance companies to pay benefits to policyholders of insolvent or failed insurance companies. The impact of such assessments may be partly offset by credits against future state premium taxes. We cannot predict the amount of any future assessments, nor have we attempted to estimate the amount of assessments to be made from known insolvencies.

We operate in a highly competitive industry, and our business will suffer if we are unable to compete effectively.

The operating results of companies in the insurance industry are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. Our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market our insurance products, our ability to develop competitive and profitable products and our ability to obtain high ratings. In connection with the development and sale of products, we and our operating subsidiaries encounter significant competition from other insurance companies, many of whom have financial resources substantially greater than the Company, as well as competition from other investment alternatives available to our customers. We do not anticipate that American Life will be rated by industry analysts for a period of three to five years. This will have a negative impact on American Life’s ability to compete with rated insurance companies. Accordingly, competition for new life insurance policies will be significant which may have a negative impact on our ability to operate profitably.

We are highly dependent upon our key personnel, and the loss of any of our key personnel could materially and adversely affect our business.

Our ability to operate successfully is dependent primarily upon the efforts of our President, Travis Meyer, and our Secretary/Treasurer and Chief Executive Officer of American Life, Mark Oliver, as well as other key personnel. The loss of the services of any of these officers and employees could have a material adverse effect on our ability to operate successfully.

Development of life insurance products involves the use of certain assumptions, and the inaccuracy of these assumptions could adversely affect our profitability.

We must make certain assumptions as to expected mortality, lapse rates and other factors in developing the pricing and other terms of our life insurance products. These assumptions are based on industry experience and are reviewed and revised regularly so as to reflect actual experience on a current basis. However, variation of actual experience from that assumed in developing such terms may affect a product’s profitability.

If we underestimate our liability for future policy benefits, our results of operations could suffer.

The liability established for future life insurance policy benefits is based upon a number of factors, including certain assumptions, such as mortality, morbidity, lapse rate and crediting rate. If we underestimate future policy benefits, we would incur additional expenses at the time we become aware of the inadequacy. As a result, our profitability could suffer.

American Life may not be able to obtain a favorable insurance rating.

Insurance ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings reflect the rating agencies’ opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. American Life will not receive a rating until it has maintained operations for a minimum of three to five years. There can be no assurance that American Life will be rated by a rating agency or that any rating, if and when received, will be favorable to the insurance subsidiary.  The lack of a rating could impact the Company’s ability to make sales in the broad insurance marketplace.  For example, customers may choose not to purchase a policy from an unrated company, or we may be required to charge lower rates and offer discounts to attract business.  Capital Reserve also has no rating at the present time; however it is currently not marketing products.

Fluctuations in interest rates could adversely affect our business and profitability.

Interest rate fluctuations could impair the ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources.  Our annuity product exposes us to the risk that changes in interest rates will reduce our spread, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our investments intended to support our obligations under the contracts.  Our spread is a key component of our net income.

To the extent that interest rates credited are less than those generally available in the marketplace, policyholder lapses, policy loans and surrenders, and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to buy products with perceived higher returns.  This process may result in cash outflows requiring that we sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses.

Increases in market interest rates may also negatively affect our profitability. In periods of increasing interest rates, the Company may not be able to replace invested assets with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive.  We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts.

Changes in the tax laws could adversely affect our business.

Congress has from time to time considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. This and similar legislation, including a simplified “flat tax” income tax structure with an exemption from taxation for investment income, could adversely affect the sale of life insurance compared with other financial products if such legislation were to be enacted. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products that we and our operating subsidiaries develop.

We may not be able to successfully execute our acquisition strategy, which could cause our business and future growth prospects to suffer.

One component of our business plan is to pursue strategic acquisitions of companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions that we find acceptable. In pursuing acquisitions, we compete with other companies, many of which have greater financial and other resources than the Company. If we are unable to secure sufficient funding for potential acquisitions, we may not be able to complete strategic acquisitions that we otherwise find desirable. Further, if we succeed in consummating strategic acquisitions, our business, financial condition and results of operations may be negatively affected because:

•                  Some of the acquired businesses may not achieve anticipated revenues, earnings or cash flows;

•                  We may assume liabilities that were not disclosed or exceed our estimates;

•                  We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner;

•                  Acquisitions could disrupt our on-going business, distract our management and divert our resources;

•                  We may experience difficulties operating in markets in which we have no or only limited direct experience; and

•                  There is the potential for loss of customers and key employees of the acquired company.

We may be required to raise additional capital through sales of our voting common stock, which could dilute the ownership interests of our existing shareholders.

In order to continue to operate, to fund the capital and surplus required for our insurance subsidiaries and to grow in accordance with our business plan, we may require additional capital. This capital may be raised through the issuance of additional shares of our voting common stock. If additional shares are issued, the ownership interests of existing shareholders will be diluted.

Certain of our directors and officers have relationships with businesses similar to the Company’s, which could present a potential conflict of interest if we were to expand into those states or if those other insurance holding companies were to offer life insurance products in our territory.

As described in more detail in Item 1, under the heading “Certain Relationships and Affiliations with Similar Businesses,” some of our officers and directors have past or present relationships with other businesses operating in the insurance industry. Should we plan to enter the life insurance markets in the states where these other businesses operate, or should those other businesses enter the life insurance markets in our territory, a potential conflict of interest could exist. We will attempt to eliminate or minimize any conflicts of interest, should they arise. We expect that these efforts will include the required recusal of interested parties from (a) any decision relating to competition in a state in which another company with whom he or she is associated is operating, and (b) any other decision involving a conflict of interest with respect to such companies. However, the efforts to eliminate or minimize potential conflicts of interest may not be successful.

Shares of our voting common stock are an illiquid investment.

There is no public market for shares of our voting common stock, and there is no assurance that one will develop. Therefore, the shares will have limited marketability for an indefinite period of time. There is not currently, and may never be, an active market in our securities, and there is no assurance that any of our securities will ever become publicly traded or that an active trading market will develop or be sustained. Consequently, shareholders may not be able to liquidate their investment in the event of an emergency or for any other reason. We do not meet the requirements for our stock to be quoted on the New York Stock Exchange, NASDAQ, the New York Stock Exchange Alternext Exchange (formerly, AMEX), the OTC Bulletin Board or any other exchange.

We do not intend to declare cash dividends on shares of our voting common stock in the foreseeable future.

We have not paid cash dividends on our stock in the past and do not anticipate paying such dividends in the foreseeable future. We intend to retain available funds to be used in the expansion of our operations. Future dividend policy will depend on our earnings, capital requirements, financial condition and other relevant factors. Moreover, the Company is a holding company without independent operations. We expect a source of cash will be dividends on the stock of our operating subsidiaries, including American Life. The payment of dividends to the Company by our operating subsidiaries is subject to limitations imposed by applicable insurance laws. For example, with respect to American Life, “extraordinary” dividends may not be paid without permission of the Arizona Department of Insurance. An “extraordinary” dividend is defined, in general, as any dividend or distribution of cash or other property whose fair market value, compared with that of other dividends or distributions made within the preceding twelve months, exceeds the greater of (i) 10% of the policyholders surplus (total statutory capital stock and surplus) as of December 31 of the preceding year or (ii) the statutory net gain from operations excluding realized gains on investments) of the insurer for the twelve month period ending December 31 of the preceding year. Arizona insurance laws also require that dividends on capital stock must be paid out of surplus, which is calculated after reserving a sum equal to all liabilities of the insurance company and may include all or part of surplus arising from unrealized capital gains or revaluation of assets

Because we do not intend to pay cash dividends in the foreseeable future, shareholders will benefit from an investment in our voting common stock only if it appreciates in value and becomes liquid.

Because we do not expect to pay any cash dividends in the foreseeable future, the success of any investment in our stock will depend upon any future appreciation in its value. We cannot guarantee that our stock will appreciate in value or even achieve or maintain a value equal to the price at which shares were purchased. Further, a market may never develop to sell shares of our stock even if they appreciate in value based on an increase in book value or other valuation criteria.

Our business and future growth prospects may suffer if the acquisition and merger of Old Reliance with American Life does not achieve expected results.

Our business, financial condition and results of operations may be negatively affected if: (i) the acquired business does not achieve anticipated revenues, earnings or cash flows; (ii) we assume liabilities that were not disclosed or exceed estimates; (iii) we are unable to integrate the acquired business successfully and realize anticipated economic, operational and other benefits in a timely manner; (iv) the acquisition itself disrupts our on-going business, distracts management or diverts resources from other more beneficial uses; (v) we experience difficulties operating in markets in which we have no or only limited direct experience; or (vi) there is a loss of customers and key employees of the acquired company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

As a “smaller reporting company,” the Company is not required to provide disclosure pursuant to this item.

ITEM 2.  PROPERTIES.

The Company currently leases office space at 8101 “O” Street, Suite S111, Lincoln, Nebraska 68510. This lease was executed August 28, 2009, amended on January 21, 2011, and expires on January 31, 2014. As part of the acquisition of Old Reliance, the Company assumed a lease for the headquarters of Old Reliance in Colorado Springs, Colorado that expires on December 31, 2012. Rent expense for the years ended December 31, 2011 and 2010 was $113,207 and $93,369, respectively. Future minimum payments for 2012, 2013 and 2014 are $145,076, $128,240 and $10,687, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 4.  MINE SAFTEY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for our voting common stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

On December 31, 2011, the Company had issued and outstanding 8,670,146 shares of voting common stock. No other voting securities of the Company are outstanding.

Holders of Record

As of March 22, 2012, there were approximately 5,500 holders of record of our voting common stock.

Dividends

We have not paid cash dividends on our voting common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not established any equity compensation plans or granted any equity awards under such plans.  As a result, there are no securities authorized for issuance under such plans.

ITEM 6.  SELECTED FINANCIAL DATA.

As a “smaller reporting company,” the Company is not required to provide disclosure pursuant to this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis may contain forward-looking statements that involve risk, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Midwest was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. Capital Reserve Life Insurance Company of Jefferson City, Missouri is a dormant, wholly owned subsidiary of American Life. Security Capital Corporation is a 60% owned subsidiary of Midwest. Hot Dot, Inc. is a 37% owned subsidiary of Midwest and Midwest controls a majority of the Board of Directors.

From our inception through July 2006, we raised approximately $6.5 million through the sale of shares of voting common stock in several private placements. We raised approximately $11.0 million through an intrastate public offering of voting common stock in the State of Nebraska.

On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. In its first four months of operation, between September 1, 2009 and December 31, 2009, American Life generated $354,352 in premium revenue. In 2011 and 2010, American Life generated $2.5 million and $1.9 million in premium revenue, respectively.

On June 20, 2010, American Life acquired Capital Reserve in exchange for a cash payment of approximately $1.9 million. This transaction added approximately a like amount of assets to American Life. Further, with the insurance charters acquired from Capital Reserve, we obtained access to additional markets in Missouri, Kansas and Iowa.

In connection with the acquisition of Capital Reserve, American Life also coinsured a block of life insurance business from Capital Reserve’s parent corporation in a separate transaction. The purchase price for this block of business was approximately $375,000. This transaction added more than $70,000 in annual revenues to American Life’s operations, as well as approximately $3.5 million of new assets and $3.2 million of policy liabilities to our balance sheet.

In January 2011, we completed the private sale of 74,159 shares of our Series A Preferred Stock to certain qualified investors in Latin America. The net proceeds of this sale, after expenses, were approximately $415,750. These proceeds were used to further capitalize our insurance operations, for working capital and for other general corporate purposes.

On July 12, 2010, in order to provide additional capital to support our continued growth, we commenced an offering of up to 2,000,000 additional shares of voting common stock to existing shareholders who were residents of the State of Nebraska. This offering was completed on February 28, 2011 and a total of 1,554,326 additional shares of voting common stock were sold. The gross proceeds of this sale were approximately $7.7 million. These proceeds were used to fund the acquisition of Old Reliance Insurance Company as described below, and will be used to further capitalize our insurance operations, for working capital and for other general corporate purposes.

On November 8, 2010, the Company entered into an agreement to acquire all of the issued and outstanding capital stock of Old Reliance. American Life merged into Old Reliance following the purchase, with the survivor changing its name to American Life & Security Corp. In the transaction, the sole shareholder of Old Reliance received: (i) approximately

$1.6 million in cash, (ii) $500,000 in the form of a surplus debenture and (iii) 150,000 shares of voting common stock of the Company ($750,000 fair value). On November 8, 2010, prior to signing the stock purchase agreement with American Life, Old Reliance had assets of approximately $19 million and for the period from January 1, 2010 through November 8, 2010, income of approximately $1.4 million, and expenses of approximately $1.7 million. The transaction, including the merger, was consummated on August 3, 2011.

The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception totaling approximately $10.5 million through December 31, 2011. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

During the 3rd quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital Corporation. The previously held interest was remeasured at fair value and a gain of $182,200 was recognized. The acquisition of Security Capital added cash and cash equivalents of $21,471 and investments in equity securities of $434,000 to the consolidated balance sheets.

In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc., a company organized to develop, manufacture, and market the Alert Patch.  The Alert Patch is an adhesive-backed cloth patch that is used to detect increases in body temperature that pose a risk of heat exhaustion or heat stroke. Hot Dot had no operating revenues and operating expenses of $115,147 for the year ended December 31, 2011.  Hot Dot is a development stage company that has not conducted operations apart from raising capital.

Critical Accounting Policies and Estimates

The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles. Preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is an explanation of the Company’s accounting policies and the estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of the results of operations and financial position.  A detailed discussion of significant accounting policies is provided in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Valuation of Investments

The Company’s principal investments are in fixed maturity securities.  Fixed maturity securities, which are classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in accumulated other comprehensive income (loss). The Company’s fair value of fixed maturity securities are derived from external brokers. The valuation of the investment portfolio involves a variety of assumptions and estimates.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value.  We consider severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, projected cash flows, issuer credit ratings and the intent and ability of the Company to hold the investment until the recovery of the cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.

Deferred Acquisition Costs

Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced.  Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense.

Value of Business Acquired

Value of business acquired (VOBA) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies.  At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects Company experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The VOBA balance is immediately impacted by any assumption changes, with the change reflected through the income statement as an unlocking adjustment in the amount of VOBA amortized. These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.

In addition, the Company may consider refinements in estimates due to improved capabilities resulting from administrative or actuarial system upgrades. The Company considers such enhancements to determine whether and to what extent they are associated with prior periods or simply improvements in the projection of future expected gross profits due to improved functionality. To the extent they represent such improvements, these items are applied to the appropriate financial statement line items in a manner similar to unlocking adjustments.

VOBA is also reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from emerging experience that the premium margins or gross profits are insufficient to amortize deferred acquisition costs, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period.

Goodwill and Intangibles

Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred.

In September 2011, the FASB issued ASU 2011-08 which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted ASU 2011-08 for our December 31, 2011 annual goodwill impairment test.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting units’ fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

Based upon our fiscal 2011 qualitative impairment analysis, prepared in accordance with ASU 2011-08, we concluded that there was no requirement to do a quantitative annual goodwill impairment test. The key qualitative factors that led to our conclusion were i) that our calculation of goodwill recorded as part of the Old Reliance acquisition was performed as of August 3, 2011, which occurred only five months prior to our qualitative impairment analysis; ii) general positive trends in the macroeconomic environment and life insurance industry; iii) synergies arising from the integration of the entities resulting in lower costs of operations; and iv) subsequent to the date of the acquisition, the Company's operations have performed at or above our expectations.

The Company assesses the recoverability of intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Reinsurance

In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate.

Future Policy Benefits

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed by a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on industry experience expressed as a percentage of standard mortality tables.

Income Taxes

Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized.

Recognition of Revenues

Revenues on traditional life insurance products consist of direct and assumed premiums reported as earned when due.

Amounts received as payment for annuities and/or non-traditional contracts such as interest sensitive whole life contracts, single payment endowment contracts, single payment juvenile contracts and other contracts without life contingencies are recognized as deposits to policyholder account balances and included in future insurance policy benefits. Revenues from these contracts are comprised of fees earned for administrative and contract-holder services, which are recognized over the period of the contracts, and included in revenue.  Deposits are shown as a financing activity in the Consolidated Statements of Cash Flows.

Amounts received under our multi-benefit policy form are allocated to the life insurance portion of the multi-benefit life insurance arrangement and the annuity portion based upon the signed policy.

New Accounting Standards

A detailed discussion of new accounting standards is provided in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Income

Our income prior to commencing insurance operations in 2009 came from our investments, which were nominal due to the need to maintain liquidity. When American Life commenced operations in September 2009, we also began to receive premium income from the sales of life insurance. Capital Reserve, acquired in 2010, had little impact on 2010 operations as it had no premium income or related expenses. Management expects the premium writings in American Life to increase substantially in the next few years, and as assets and policy reserves grow, expects investment income to grow also. An evaluation of the best use of the assets obtained in the acquisitions of Capital Reserve and Old Reliance is ongoing.

Consolidated Results of Operations

Insurance revenues are primarily generated from premium revenues and investment income.  Insurance revenues for the years ended December 31, 2011 and 2010 are summarized in the table below.

	2011	2010
Income:
Premiums	$3,119,457	$1,910,562
Consideration on reinsurance assumed	—	3,729,599
Investment income, net of expenses	268,287	167,613
Realized gain (loss) on investments	25,628	(71)
Miscellaneous income	223,711	24,138
	$3,637,083	$5,831,841

Premium revenue: Premium revenue in the year ended December 31, 2011 was $3,119,457, up $1,208,895 from $1,910,562 in the year ended December 31, 2010.  The increase in premium revenue is primarily attributable to the acquisition of Old Reliance on August 3, 2011, which added premium revenues of $621,858 during 2011.  Additional increases in revenues were a result of the Company’s continued growth.

Consideration on reinsurance assumed:  Consideration on reinsurance assumed in the year ended December 31, 2011 was $0 compared to $3,729,599 in the year ended December 31, 2010.   The decrease reflects the realization in the 2010 period of $3,729,599 in consideration for the reinsurance assumed from Security National. The consideration for reinsurance assumed is a non-recurring revenue that did not reoccur in 2011.

Investment income, net of expenses: The components of net investment income for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Fixed maturities	$295,664	$167,346
Equity securities	1,186	1,171
Cash and short-term investments	3,872	15,773
Other	9,270	7,887
	309,992	192,177
Less investment expenses	(41,705)	(24,564)
	$268,287	$167,613

Investment income, net of expenses was $268,287 in the 2011 period compared to $167,613 in the 2010 period.  This increase is primarily a result of higher average invested balances as a result of investment of capital along with the acquisition of investments from Old Reliance.

Miscellaneous income:  Miscellaneous income was $223,711 for the year ended December 31, 2011 compared to $24,138 in the year ended December 31, 2010, which was largely due to the gain recognized from writing up the Company’s previously held interest in Security Capital.

Expenses for the years ended December 31, 2011 and 2010 are summarized in the table below.

	2011	2010
Expenses:
Death and other benefits	383,899	162,099
Increase in benefit reserves	1,199,340	4,650,227
Amortization of deferred acquisition costs	624,650	320,935
Salaries and benefits	2,534,175	960,154
Other operating expenses	2,745,737	1,961,631
	7,487,801	8,055,046

Death and other benefits:  Death and other policy benefits were $383,899 in the 2011 period compared to $162,099 in the 2010 period. The increase in death and other policy benefits is primarily attributable to the acquisition of Old Reliance.

Increase in benefit reserves:  The increase in benefit reserves was $1,199,340 in 2011 compared to $4,650,227 in 2010.  This decrease in expense primarily relates to the one-time benefit reserve increase required in 2010 as a result of the assumption of insurance from Security National discussed above.  The decrease reflects the significant one-time increase in benefit reserves of $3,729,599 which was required in the 2010 period as a result of the assumption of insurance from Security National. This increase in benefit reserves was a non-recurring event that was not repeated in 2011.

Amortization of deferred acquisition costs:  Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses.  In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized and amortized over the life of the premiums produced. Amortization of such costs was $624,650 in 2011, compared to $320,935 in 2010.  The increase in amortization of deferred acquisition costs directly relates to an increase in the balances of deferred acquisition costs.

Salaries and benefits: Salaries and benefits were $2,534,175 in 2011 compared to $960,154 in 2010.  This increase in payroll results from the addition of 11 new employees from January 2010 to December 2011and general salary increases as a result of the anticipated growth of our life insurance business.

Other expenses: Other expenses (general administrative expenses, licenses and fees, and other expenses) were $2,745,737 in 2011 compared to $1,961,631 in 2010.  This increase is mainly the result of the continued growth of our business.  We expect most of these expenses to continue to increase in the future as a result of an increased administrative expenses necessary for the management of the anticipated growth of our life insurance business, although management intends to pursue opportunities to forge partnerships with other companies of similar size in order to achieve better economies of scale.

Net Loss:  Net loss attributable to Midwest Holding Inc. was ($3,777,945) for the year ended December 31, 2011, compared to a net loss of ($2,223,205) for the year ended December 31, 2010. The increase in the net loss was primarily attributable to the fact that the overall increase in recurring expenses described above more than offset the overall increase in recurring revenue. We expect our losses to continue and increase in the future as we incur increased cost to grow our life insurance business.

Investments

The Company’s overall conservative investment philosophy is reflected in the allocation of its investments.  The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments.  The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	December 31, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Fixed maturity securities:
U.S. government obligations	$3,269,446	19.9%	$3,203,735	23.6%
States and political subdivisions — general obligations	1,316,321	8.0	742,303	5.5
States and political subdivisions — special revenue	792,056	4.8	242,526	1.8
Corporate	4,189,045	25.5	2,209,569	16.3
Total fixed maturity securities	9,566,868	58.2	6,398,133	47.2
Equity securities:
Common corporate stock	113,000	0.7	—	—
Preferred corporate stock	127,855	0.8	200,000	1.5
Private placement common stock	1,579,350	9.6	910,725	6.7
Total equity securities	1,820,205	11.1	1,110,725	8.2
Cash and cash equivalents	2,469,725	15.0	5,250,468	38.7
Short-term investments	515,725	3.1	500,000	3.7
Other investments:
Mortgage loans on real estate, held for investment	915,465	5.6	—	—
Real estate, held for investment	578,010	3.5	—	—
Policy loans	325,139	2.0	94,272	0.7
Notes receivable	247,382	1.5	200,000	1.5
Total	$16,438,519	100%	$13,553,598	100%

Increases in fixed maturity securities, equity securities, mortgage loans on real estate, held for investment, real estate, held for investment, and policy loans are primarily a result of the Old Reliance acquisition.

Increases in private placement common stock are a result from the acquisition of Security Capital Corporation during the third quarter of 2011.  Security Capital Corporation’s primary asset was its investment in equity securities, which added $434,000 to the consolidated balance sheet.

Increases in notes receivable are a result of short-term financing arrangements made with affiliated companies to cover operating expenses during developmental stage activities.  As of December 31, 2011, the company had short-term financing arrangements with Rocky Mountain Capital Corporation and Northstar Financial Corp. in the amounts of $105,000 and $115,000, respectively.  The Northstar note was repaid in full on January 11, 2012 and management anticipates the repayment of the Rocky Mountain note during 2012.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value.

	December 31, 2011		December 31, 2010
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
AAA and U.S. Government	$3,257,644	34.0%	$2,819,393	44.1%
AA	1,445,037	15.1	592,028	9.2
A	2,259,142	23.6	2,109,557	33.0
BBB	2,520,895	26.4	780,155	12.2
Total investment grade	9,482,718	99.1	6,301,133	98.5
BB and other	84,150	0.9	97,000	1.5
Total	$9,566,868	100%	$6,398,133	100%

Reflecting the high quality of securities maintained by the Company, 99.1% and 98.5% of all fixed maturity securities were investment grade as of December 31, 2011 and 2010, respectively.

Increases in fixed maturity securities primarily resulted from the acquisition of Old Reliance. The following table shows the distribution of credit ratings of our portfolio by carrying value as of December 31, 2011 specifically of the bonds acquired as part of the Old Reliance acquisition.

	December 31, 2011
	Carrying Value	Percent of Total
AAA and U.S. Government	$1,742,410	80.2%
AA	107,943	5.0
A	136,991	6.3
BBB	184,551	8.5
BB and other	—	0.0
Total	$2,171,895	100%

The Company acquired approximately $1.7 million of fixed maturity securities rated AAA and U.S. Government during the year as part of the Old Reliance acquisition.  However, this was offset by sales of similarly rated securities during the year and to a lesser extent, downgrades of similarly rated securities.  The increase in fixed maturity securities rated AA and BBB is primarily related to additional purchases of securities during the year and to a lesser extent, bonds acquired from Old Reliance.  The increase in fixed maturity securities rated A is primarily related to bonds acquired from Old Reliance.

The Company acquired approximately $700K of mortgage loans on real estate, held for investment during the year as part of the Old Reliance acquisition.  As part of the Old Reliance purchase agreement, the seller guaranteed the performance of the mortgage loans.  Additionally, the Company transferred $200K from notes receivable to mortgage loans on real estate, held for investment during the year as the note receivable was restructured as a mortgage loan.

Market Risks of Financial Instruments

We hold a diversified portfolio of investments that primarily includes cash, bonds, stocks, mortgage loans on real estate, held for investment, real estate, held for investment and notes receivable. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of our investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, or securities issued by government agencies. The primary market risks affecting our investment portfolio are interest rate risk, credit risk, and equity risk.

Interest Rate Risk

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest and dividend income represent the greatest portion of an investment’s return for most fixed maturity securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs.

We attempt to mitigate our exposure to adverse interest rate movements through staggering the maturities of our fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet our obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

Credit Risk

We are exposed to credit risk through counterparties and within our investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. We manage our credit risk through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management.

Equity Risk

Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock. As of December 31, 2011 and 2010, the fair value of our equity securities was $1,820,205 and $1,110,725, respectively. As of December 31, 2011 a 10% decline in the value of the equity securities would result in an unrealized loss of $182,021 as compared to an estimated unrealized loss of $111,073 as of December 31, 2010. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of voting common stock and preferred stock. As a result of delays in obtaining the Certificate of Authority for American Life, our operations have not been profitable and have generated significant operating losses since the Company was incorporated in 2003.

Premium income, deposits to policyholder account balances, and investment income are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Additionally, the Company’s investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.

In the year ended December 31, 2011, net cash used in operating activities was ($3,832,432) compared to cash provided by operating activities of $667,993 for the year ended December 31, 2010. The cash provided by operating activities in 2010 was largely due to the effects of the non-recurring transaction with Security National, and the net cash used in operating activities in the 2011 period largely reflects our operating losses. In the 2011 period, net cash used in investing activities was ($3,702,400) compared to ($2,501,251) in the 2010 period. The increase in cash flow used in investing activities is a primarily a result of the Company’s acquisition of Old Reliance offset by a decrease in purchases of available for sale securities. In the 2011 period, net cash provided by financing activities was $4,754,089 compared to $5,599,612 in the 2010 period. The decrease in positive cash flow from financing activities can be attributed to the decrease in proceeds from the sale of shares of voting common stock to existing shareholders in Nebraska in the first half of 2011 and partially offset by proceeds from issuing equity instruments and transfers from noncontrolling interests both in relation capital raising efforts through a private placement by the Company’s less than wholly owned subsidiary, Hot Dot.

At December 31, 2011, we had cash and cash equivalents totaling $2,469,725. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital expenditures for at least twelve months. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect. The growth of American Life is uncertain and will require additional capital if it continues to grow.

Impact of Inflation

Insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such losses and expenses, are known. We attempt, in establishing premiums, to anticipate the potential impact of inflation. If, for competitive reasons, premiums cannot be increased to anticipate inflation, this cost would be absorbed by us. Inflation also affects the rate of investment return on our investment portfolio with a corresponding effect on investment income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” the Company is not required to provide the table of contractual obligations required pursuant to this Item.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to provide disclosure pursuant to this Item.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements are included as a part of this report beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 3, 2009, we dismissed Dana F. Cole & Company, LLP (“Dana Cole”) as our auditor. At that time, we anticipated that we would be required to file a Form 10 pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder. Dana Cole was not registered with the Public Company Accounting Oversight Board and could not audit our financial statements for the purposes of including them in this report. Thus, Dana Cole was not engaged to audit our financial statements for the year ended December 31, 2009, even though it had audited our financial statements in prior years. Our Board of Directors approved the dismissal of Dana Cole. None of the prior reports of Dana Cole on our financial statements contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. We did not have any disagreements with Dana Cole regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

On December 3, 2009, we engaged McGladrey & Pullen, LLP (“McGladrey”) as our auditor. Prior to the engagement of McGladrey, we did not consult with McGladrey regarding (1) the application of accounting principles to specified transactions, (2) the type of audit opinion that might be rendered on our financial statements, (3) written or oral advice that would be an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between our company and our predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K. The decision to engage McGladrey was approved by our Board of Directors.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Conclusions Regarding Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including our consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

As required by Exchange Act Rule 13a-15(b), management of the Company, including the President and the Secretary/Treasurer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Based upon an evaluation at the end of the period, the President and Secretary/Treasurer concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

(b) Management’s Assessment on Internal Control Over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Control over Financial Reporting

During 2011, management hired additional employees to improve the Company’s segregation of duties related to preparing financial reports and to provide additional experience in selecting the correct accounting policies for, and establishing policies, procedures and controls to record and report the Company’s business transactions.  On February 1, 2012, the Company terminated its agreement with its third party administrator and brought all of its accounting operations in-house.  Other than the aforementioned, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2011 which has not been previously reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 12, 2012.

The Company has adopted a Code of Ethics for Officers, Directors and Employees. The Code of Ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K and is available on the Company’s website at http://www.midwestholding.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 12, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 12, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 12, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 12, 2012.

PART IV.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)                                  1. Consolidated Financial Statements:

The list of financial statements filed as part of this Annual Report on Form 10-K is provided on page F-1.

2. Financial Statement Schedules:

The list of financial statement schedules filed as part of this Annual Report on Form 10-K is provided on page FS-1.

(b)                                 Exhibits:

EXHIBIT NUMBER	DESCRIPTION
2.1

Stock Purchase Agreement, dated January 20, 2009, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.2

Stock Purchase Agreement, dated November 8, 2010, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.3

Amendment I to Stock Purchase Agreement, dated May 20, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

EXHIBIT NUMBER	DESCRIPTION
2.4

Amendment II to Stock Purchase Agreement, dated August 2, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.4 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.4

American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.1†

Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Travis Meyer. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.2†

Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Mark Oliver. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.3†

Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/k/a Corporate Development Inc.). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.4

Administrative Services Agreement, dated August 17, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.5

Administrative Services Agreement, dated August 17, 2009, by and between Midwest Holding Inc. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.6

Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.7

Amendment Number One to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.8

Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.9

Bulk Reinsurance Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

EXHIBIT NUMBER	DESCRIPTION
10.10

Amendment to all Reinsurance Agreements, dated August 4, 2011, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.11

Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.12

Reinsurance Agreement, dated January 1, 2010, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.13

Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.14

Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.15

Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.16

Amendment Number One to Reinsurance Agreement Number One dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.17

Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.18

Reinsurance Agreement Number One, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.19†

Agency Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Great American Marketing, Inc. (Incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.20†

Employment Agreement, dated December 1, 2011, by and between Midwest Holding Inc. and Rick Meyer. (Incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

14.1*	Code of Ethics.

21.1*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Disclaimer of Control by Rick D. Meyer, dated September 26, 2010. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2012

MIDWEST HOLDING INC.

By:	/s/ Travis Meyer
Name: Travis Meyer
Title: President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Travis Meyer	President	April 2, 2012
Travis Meyer	(Principal Executive Officer)

/s/ Mark A. Oliver	Secretary/Treasurer	April 2, 2012
Mark A. Oliver	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Rick D. Meyer	Chairman	April 2, 2012
Rick D. Meyer

/s/ Douglas R. Clark	Director	April 2, 2012
Douglas R. Clark

/s/ Les Meyer	Director	April 2, 2012
Les Meyer

/s/ John R. Perkins	Director	April 2, 2012
John R. Perkins

/s/ John C. Osborne	Director	April 2, 2012
John C. Osborne

/s/ Milton Tenopir	Director	April 2, 2012
Milton Tenopir

/s/ Jim Ballard	Director	April 2, 2012
Jim Ballard

MIDWEST HOLDING INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Midwest Holding Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Midwest Holding Inc. and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules of Midwest Holding Inc. listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Holding Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Omaha, Nebraska

April 2, 2012

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: 2011 - $9,906,102; 2010 - $6,783,538)	$9,566,868	$6,398,133
Equity securities (cost: 2011 - $1,864,457; 2010 - $1,110,725)	1,820,205	1,110,725
Mortgage loans on real estate, held for investment	915,465	—
Real estate, held for investment	578,010	—
Policy loans	325,139	94,272
Notes receivable	247,382	200,000
Short-term investments	515,725	500,000
Total investments	13,968,794	8,303,130
Cash and cash equivalents	2,469,725	5,250,468
Amounts recoverable from reinsurers	33,905,987	20,914,194
Interest and dividends due and accrued	167,093	82,388
Due premiums	170,947	78,270
Deferred acquisition costs, net	2,108,395	1,267,598
Value of business acquired, net	1,128,533	417,902
Intangible assets	1,675,467	—
Goodwill	1,129,824	—
Property and equipment, net	508,219	138,262
Other assets	317,922	58,116
Total assets	$57,550,906	$36,510,328
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$32,083,992	$13,903,783
Policy claims	493,945	183,706
Deposit-type contracts	11,933,276	11,692,181
Advance premiums	93,304	717
Total policy liabilities	44,604,517	25,780,387
Accounts payable and accrued expenses	529,249	360,147
Surplus notes	950,000	—
Total liabilities	46,083,766	26,140,534
Commitments and Contingencies (See Note 10)
Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value. Authorized 2,000,000 shares; issued and outstanding 74,159 shares as of December 31, 2011 and 2010	74	74
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 8,670,146 shares as of December 31, 2011 and 8,182,761 shares as of December 31, 2010	8,670	8,183
Additional paid-in capital	24,668,876	19,498,839
Stock subscription receivable	(24,917)	—
Accumulated deficit	(14,235,077)	(8,751,897)
Accumulated other comprehensive loss	(383,486)	(385,405)
Total Midwest Holding Inc.’s stockholders’ equity	10,034,140	10,369,794
Noncontrolling interests	1,433,000	—
Total stockholders’ equity	11,467,140	10,369,794
Total liabilities and stockholders’ equity	$57,550,906	$36,510,328

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2011 and 2010

	2011	2010
Income:
Premiums	$3,119,457	$1,910,562
Consideration on reinsurance assumed	—	3,729,599
Investment income, net of expenses	268,287	167,613
Realized gain (loss) on investments	25,628	(71)
Miscellaneous income	223,711	24,138
	3,637,083	5,831,841
Expenses:
Death and other benefits	383,899	162,099
Increase in benefit reserves	1,199,340	4,650,227
Amortization of deferred acquisition costs	624,650	320,935
Salaries and benefits	2,534,175	960,154
Other operating expenses	2,745,737	1,961,631
	7,487,801	8,055,046
Loss before income tax expense	(3,850,718)	(2,223,205)
Income tax expense	—	—
Net loss	(3,850,718)	(2,223,205)
Less: Loss attributable to noncontrolling interests	(72,773)	—
Net loss attributable to Midwest Holding Inc.	$(3,777,945)	$(2,223,205)
Net loss attributable to Midwest Holding Inc. per common share, basic and diluted	$(0.44)	$(0.32)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011 and 2010

	Preferred Stock	Common Stock	Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Midwest Holding, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2009	$—	$6,600	$12,820,538	—	$(5,197,647)	$(104,515)	$7,524,976	$—	$7,524,976
Issuances of preferred stock, net of capital raising expenses	74	—	415,676	—	—	—	415,750	—	415,750
Issuances of common stock, net of capital raising expenses	—	1,317	4,931,846	—	—	—	4,933,163	—	4,933,163
Net loss	—	—	—	—	(2,223,205)	—	(2,223,205)	—	(2,223,205)
Unrealized losses on investments arising during period	—	—	—	—	—	(280,961)	(280,961)	—	(280,961)
Realized losses on investments	—	—	—	—	—	71	71	—	71
Net unrealized losses on investments, net of tax	—	—	—	—	—	(280,890)	(280,890)	—	(280,890)
Total comprehensive loss							(2,504,095)		(2,504,095)
Stock dividend	—	266	1,330,779	—	(1,331,045)	—	—	—	—
Balance, December 31, 2010	74	8,183	19,498,839	—	(8,751,897)	(385,405)	10,369,794	—	10,369,794
Forgiveness of stock subscription receivable	—	—	—	21,083	—	—	21,083	—	21,083
Issuances of common stock, net of capital raising expenses	—	277	2,025,392	(46,000)	—	—	1,979,669	—	1,979,669
Repurchases of common stock	—	(281)	(27,787)	—	—	—	(28,068)	—	(28,068)
Changes in equity of noncontrolling interests	—	—	717,688	—	—	—	717,688	1,505,773	2,223,461
Net loss	—	—	—	—	(3,777,945)	—	(3,777,945)	(72,773)	(3,850,718)
Unrealized gains on investments arising during period	—	—	—	—	—	27,547	27,547	—	27,547
Realized gains on investments	—	—	—	—	—	(25,628)	(25,628)	—	(25,628)
Net unrealized gains on investments, net of tax	—	—	—	—	—	1,919	1,919	—	1,919
Total comprehensive loss							(3,776,026)		(3,848,799)
Acquisition of Old Reliance	—	150	749,850	—	—	—	750,000	—	750,000
Stock dividend	—	341	1,704,894	—	(1,705,235)	—	—	—	—
Balance, December 31, 2011	$74	$8,670	$24,668,876	$(24,917)	$(14,235,077)	$(383,486)	$10,034,140	$1,433,000	$11,467,140

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2011 and 2010

	2011	2010
Cash Flows from Operating Activities:
Net loss	$(3,850,718)	$(2,223,205)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Net adjustment for premium and discount on investments	73,602	52,614
Depreciation and amortization	186,568	74,307
Deferred acquisition costs capitalized	(1,465,447)	(1,375,155)
Amortization of deferred acquisition costs	624,650	320,935
Realized (gain) loss on investments	(25,628)	71
Gain from fair value remeasurement of previously held interest in Security Capital	(182,200)	—
Non cash compensation expense	21,083	—
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	1,401,509	975,040
Interest and dividends due and accrued	(32,480)	(43,036)
Due premiums	(79,804)	(68,378)
Policy liabilities	(370,451)	3,007,836
Other assets and liabilities	(133,116)	(53,036)
Net cash (used in) provided by operating activities	(3,832,432)	667,993
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(5,049,282)	(9,747,740)
Sales	4,228,926	7,334,563
Originations of mortgage loans on real estate, held for investment	(30,000)	—
Net change in policy loans	11,109	(94,272)
Advances for notes receivable	(248,382)	(200,000)
Proceeds from payments on notes receivable	1,000	—
Net change in short-term investments	43,377	1,006,665
Purchases of property and equipment	(10,719)	(37,389)
Business and asset acquisitions, net of cash and cash equivalents acquired	(2,648,429)	(763,078)
Net cash used in investing activities	(3,702,400)	(2,501,251)
Cash Flows from Financing Activities:
Net proceeds from sale of common stock	1,979,669	4,933,163
Net proceeds from sale of preferred stock	—	415,750
Repurchases of common stock	(28,068)	—
Net proceeds from issuing equity in Hot Dot, Inc.	1,323,573	—
Net transfers from noncontrolling interests	717,688	—
Receipts on deposit-type contracts	818,003	271,143
Withdrawals on deposit-type contracts	(56,776)	(20,444)
Net cash provided by financing activities	4,754,089	5,599,612
Net (decrease) increase in cash and cash equivalents	(2,780,743)	3,766,354
Cash and cash equivalents:
Beginning	5,250,468	1,484,114
Ending	$2,469,725	$5,250,468

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Supplemental Cash Flow Information

Years Ended December 31, 2011 and 2010

	2011	2010
Supplemental Disclosure of Non-Cash Information:
Stock dividend	$1,705,235	$1,331,045
Transfers of notes receivable to mortgage loans on real estate, held for investment	$200,000	—
Issuance of stock in exchange for note	$46,000	—

Acquisition of Old Reliance Insurance Company:
Investments	$4,316,067	$—
Amounts recoverable from reinsurers	14,393,302	—
Value of business acquired	824,485	—
Intangible assets	700,000	—
Excess cost over fair value of net assets acquired (goodwill)	1,129,824	—
Property and equipment	330,419	—
Other assets	171,556	—
Benefit reserves	(17,509,250)	—
Policy claims	(282,567)	—
Deposit-type contracts	(548,349)	—
Other liabilities	(227,058)	—
Surplus notes assumed	(450,000)	—
Surplus notes issued	(500,000)	—
Issuance of stock	(750,000)	—
	$1,598,429	$—

Asset Acquisition of IonX Capital Holdings, Inc. by Hot Dot, Inc.:
Intangible assets	$992,000	$—
Property and equipment	73,000	—
Other liabilities	(15,000)	—
	$1,050,000	$—

Acquisition of Capital Reserve Life Insurance Company:
Value of business acquired	$—	$116,326
Investments in fixed maturities acquired	—	646,752
Amounts recoverable from reinsurers acquired	—	21,885,247
Policy claims assumed	—	(154,413)
Benefit reserves assumed	—	(11,979,023)
Deposit-type contracts assumed	—	(9,751,811)
	$—	$763,078
Purchases of businesses, net of cash and cash equivalents acquired	$2,648,429	$763,078

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of operations:  Midwest Holding Inc. (Midwest) was incorporated in Nebraska on October 31, 2003 for the primary purpose of organizing a life insurance subsidiary. From 2003 to May, 2009, Midwest was focused on raising capital, first through private placements and finally through an intra-state offering of 2,000,000 common shares at $5.00 per share. These offerings sold out, including a 10% oversale on the Final Offering. Midwest became operational during the year ended December 31, 2009. Upon capitalizing American Life & Security Corp. (ALSC or American Life) and acquiring Capital Reserve Life Insurance Company (CRLIC), as described below, Midwest deemed it prudent to raise additional capital to fund primarily the expansion of the life insurance operation. Beginning in 2009, ALSC, a wholly-owned subsidiary of Midwest, was authorized to do business in the State of Nebraska. ALSC was also granted a certificate of authority to write insurance in the State of Nebraska on September 1, 2009. ALSC is engaged in the business of underwriting, selling, and servicing life insurance and annuity policies.

During the second quarter of 2010, ALSC completed the purchase of a 100% ownership interest in CRLIC, a dormant insurance company domiciled in Missouri. The purchase was effective as of January 1, 2010. ALSC purchased CRLIC for its statutory capital and surplus plus $116,326. CRLIC is licensed to issue business in the states of Kansas, Missouri, and Iowa. Currently, 100% of the business issued by CRLIC is reinsured to an unaffiliated reinsurer.

In August, 2010, Midwest began an exempt offering of shares to existing holders in the state of Nebraska at $5.00 per share. As of December 31, 2011, Midwest had raised approximately $7,400,000 before capital raising expenses through this offering. Additionally, Midwest offered a newly-created class of preferred shares to residents of Latin America. The preferred shares are non-voting and convert to common shares in 2015 at the rate of 1.3 common shares for each preferred share. The shares were sold at $6.00 per share and a total of 74,159 were sold in 2010. No preferred shares were sold in 2011.

On November 8, 2010, the Company entered into an agreement to acquire all of the issued and outstanding capital stock of Old Reliance, an Arizona-domiciled life insurance company. The plan provided for American Life to merge into Old Reliance following the purchase, with the survivor changing its name to American Life & Security Corp. In the transaction, the sole shareholder of Old Reliance received: (i) Approximately $1.6 million in cash, (ii) $500,000 in the form of a surplus debenture issued by American Life, and (iii) 150,000 shares of voting common stock of the Company ($750,000 fair value). The transaction including the merger, was consummated on August 3, 2011.

During the third quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital Corporation. The previously held interest was remeasured at fair value and a gain of $182,200 was recognized in miscellaneous income. The acquisition of Security Capital added cash and cash equivalents of $21,471 and investments in equity securities of $434,000 to the consolidated balance sheets.

In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc., a company organized to develop, manufacture, and market the Alert Patch.  During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding, Inc. The consideration paid by the Company was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature.  Hot Dot had no operating revenues and operating expenses of $115,147 for the year ended December 31, 2011.  Hot Dot is a development stage company that has not conducted operations apart from raising capital.

Basis of presentation:  The accompanying consolidated financial statements include the accounts of Midwest, our wholly-owned subsidiary ALSC, ALSC’s wholly-owned subsidiary CRLIC, Midwest’s 60% owned subsidiary, Security Capital Corporation, and Midwest’s 37% owned subsidiary, Hot Dot, Inc. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of life insurance products through its subsidiaries.  The product offerings, the underwriting processes, and the marketing processes are similar. The Company’s product offerings consist of a multi-benefit life insurance policy that combines cash value life insurance with a tax deferred annuity and a single premium term life product. These product offerings are underwritten, marketed, and managed primarily as a group of similar products on an overall portfolio basis.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany accounts and transactions have been eliminated in

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

consolidation and certain immaterial reclassifications have been made to the prior period results to conform with the current period’s presentation.

Investments:  All fixed maturities and equity securities owned by the Company are considered available-for-sale and are included in the financial statements at their fair value as of the financial statement date. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in accumulated other comprehensive loss.

Declines in the fair value of available for sale securities below their amortized cost are evaluated to assess whether any other-than-temporary impairment loss should be recorded. In determining if these losses are expected to be other-than-temporary, the Company considers severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, projected cash flows, issuer credit ratings and the intent and ability of the Company to hold the investment until the recovery of the cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary write-downs were recognized during the years ended December 31, 2011 or 2010.

Included within the Company’s equity securities are certain privately placed common stocks for several recently formed holding companies organized for the purpose of forming life insurance subsidiaries. Given the nature of these investments, the cost basis of these investments approximates their fair value.  The Company neither controls these entities operationally nor economically, and therefore does not consolidate these entities.

Investment income consists primarily of interest, which is recognized on an accrual basis.

Mortgage loans on real estate, held for investment:  Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned.  A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of December 31, 2011, primarily as a result of the seller’s guaranteed performance of the mortgage loans acquired as part of the Old Reliance transaction.

Policy loans:  Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned.  No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Notes receivable:  Notes receivable are stated at their outstanding principal amount. Outstanding notes accrue interest based on the terms of the respective note agreements.

Short-term investments:  Short-term investments are stated at cost and consist of certificates of deposit. At December 31, 2011 and 2010, the cost of these investments approximates fair value due to the short duration to maturity.

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Real estate, held for investment:  Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Cash and cash equivalents:  The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2011 and 2010, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

Deferred acquisition costs:  Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. Acquisition costs are amortized over the premium paying period over the premium paying period of the related policy.  Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company determined that all deferred acquisition costs were recoverable as of December 31, 2011 and 2010.

The following table provides information about deferred acquisition costs at December 31.

	2011	2010
Balance at beginning of year	$1,267,598	$213,378
Capitalization of commissions, sales and issue expenses	1,465,447	1,375,155
Gross amortization	(624,650)	(320,935)
Balance at end of year	$2,108,395	1,267,598

Value of business acquired:  Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, ALSC purchased CRLIC during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis over ten years. The Company recognized amortization expense of $11,633 for each of the years ended December 31, 2011 and 2010 relative to this transaction.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company determined that all value of business acquired costs were recoverable as of December 31, 2011 and 2010.

Additionally, ALSC entered into a coinsurance agreement with Security National Life Insurance Company (SNL), effective January 1, 2010, to reinsure certain individual term life and individual annuity policies of SNL. SNL agreed to pay the Company an amount equal to the adjusted net reserves, on the effective date of the agreement with respect to the liabilities reinsured as of such date.  Therefore, the cash consideration received is offset by the assumption of the reserve liability, which was recorded as an increase in benefit reserve expense.  The Company received cash consideration of $3,729,599 and paid an upfront ceding commission of $375,000. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis over ten years. The Company recognized amortization expense of $34,801 for each of the years ended December 31, 2011 and 2010 relative to this transaction.

Additionally, ALSC purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the year ended December 31, 2011 totaled $67,421.

Goodwill and Other Intangible Assets:  Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred.

In September 2011, the FASB issued ASU 2011-08 which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We early adopted ASU 2011-08 for our December 31, 2011 annual goodwill impairment test.

In assessing the qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we assess relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact a reporting units’ fair value or carrying amount involve significant judgments and assumptions. The judgment and assumptions include the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events and share price trends and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact.

Based upon our fiscal 2011 qualitative impairment analysis, prepared in accordance with ASU 2011-08, we concluded that there was no requirement to do a quantitative annual goodwill impairment test. The key qualitative factors that led to our conclusion were i) that our calculation of goodwill recorded as part of the Old Reliance acquisition was performed as of August 3, 2011, which occurred only five months prior to our qualitative impairment analysis; ii) general positive trends in the macroeconomic environment and life insurance industry; iii) synergies arising from the integration of the entities resulting in lower costs of operations; and iv) subsequent to the date of the acquisition, the Company's operations have performed at or above our expectations.

The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances indicate that the carrying value might not be recoverable.  The Company assesses the recoverability of finite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset determined using the discounted cash flow method.  For the year ended December 31, 2011, no impairment loss of intangible assets has been recognized.

Property and equipment:  Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years.  The accumulated depreciation totaled $228,733 and $66,063 as of December 31, 2011 and 2010, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed annually for impairment. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. For the years ended December 31, 2011 and 2010, no impairment loss of long-lived assets has been recognized.

Reinsurance:  In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2011 or 2010.

Benefit reserves:  The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed by a net level premium method based upon estimates at the

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on industry experience expressed as a percentage of standard mortality tables.

Policy claims:  Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure.

Deposit-type contracts:  Deposit-type contracts consist of amounts on deposit associated with deferred annuity riders, premium deposit funds and supplemental contracts without life contingencies.

Income taxes:  The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2008. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at December 31, 2011 or 2010.

Revenue recognition and related expenses:

Revenues on traditional life insurance products consist of direct and assumed premiums reported as earned when due.

Amounts received as payment for annuities and/or non-traditional contracts such as interest sensitive whole life contracts, single payment endowment contracts, single payment juvenile contracts and other contracts without life contingencies are recognized as deposits to policyholder account balances and included in future insurance policy benefits. Revenues from these contracts are comprised of fees earned for administrative and contract-holder services, which are recognized over the period of the contracts, and included in revenue.  Deposits are shown as a financing activity in the Consolidated Statements of Cash Flows.

Amounts received under our multi-benefit policy form are allocated to the life insurance portion of the multi-benefit life insurance arrangement and the annuity portion based upon the signed policy.

Liabilities for future policy benefits are provided and acquisition costs are amortized by associating benefits and expenses with earned premiums to recognize related profits over the life of the contracts. Acquisition costs are amortized over the premium paying period using the net level premium method. Traditional life insurance products are treated as long duration contracts, which generally remain in force for the lifetime of the insured.

Comprehensive loss:  Comprehensive loss is comprised of net loss and other comprehensive income (loss). Accumulated other comprehensive loss includes unrealized gains and losses from marketable securities classified as available for sale, net of applicable taxes. Accumulated other comprehensive loss and comprehensive loss are displayed separately in the consolidated statements of stockholders’ equity.

Common and preferred stock and earnings (loss) per share:  The par value per common share is $0.001 with 120,000,000 shares authorized. At December 31, 2011 and 2010, the Company had 8,670,146 and 8,182,761 common shares issued and outstanding, respectively.

The Class A preferred shares are non-cumulative, non-voting and convertible to common shares after five years at a rate of 1.3 common shares for each preferred share. The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both December 31, 2011 and 2010, the Company had 74,159 preferred shares issued and outstanding.

Stock repurchases:  During the third quarter of 2011, we repurchased 280,676 shares from one of our original shareholders at the same price that said shares were originally sold. The repurchase was not part of a formal buyback but occurred because Management was presented with an opportunity to buy-back shares at a substantial discount to book value and current market value.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2011 and 2010 were 8,597,548 and 6,779,865 shares, respectively. The Company paid no cash

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

dividends during the years ended December 31, 2011 or 2010. During the first quarter of 2010, the Company issued a 4% stock dividend to shareholders of record on March 1, 2010, with fractional shares rounded up to the next whole share. A total of 266,209 shares were issued under this stock dividend at a value of $5 per share, resulting in an increase in common stock and additional paid-in capital, and a corresponding charge to accumulated deficit, totaling $1,331,045. On April 29, 2011, the Company issued another 4% stock dividend to shareholders of record on March 31, 2011, with fractional shares rounded up to the next whole share. A total of 341,047 shares were issued under this stock dividend at a value of $5 per share, resulting in an increase in common stock and additional paid-in capital, and a corresponding charge to accumulated deficit, totaling $1,705,235. The weighted average shares outstanding for the years ended December 31, 2011 and 2010 have been computed including the pro-forma effect of both 4% dividends for comparative purposes.

Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Secretary/Treasurer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased.  The balance of the receivable as of December 31, 2011 was $24,917. During 2011, this receivable was partially forgiven, resulting in compensation expense of $21,083.

Risk and uncertainties:  Certain risks and uncertainties are inherent in our day-to-day operations and in the process of preparing our consolidated financial statements. The more significant of those risks and uncertainties, as well as the Company’s method for mitigating the risks, are presented below and throughout the notes to the consolidated financial statements.

•                  Estimates—The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.  Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, deferred acquisition costs, value of business acquired, goodwill, and future contract benefits.

•                  Reinsurance—Reinsurance contracts do not relieve us from our obligations to insureds. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible when necessary. We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

•                  Investment risk—The Company is exposed to risks that issuers of securities owned by the Company will default or that interest rates will change and cause a decrease in the value of our investments. As interest rates decline, the velocity at which these securities pay down the principal may increase. Management mitigates these risks by conservatively investing in investment-grade securities and by matching maturities of our investments with the anticipated payouts of our liabilities.

•                  Regulatory Factors—The Company is highly regulated by the jurisdictions in which our entities are domiciled and licensed to conduct business. Such regulations, among other things, limit the amount of rate increases on policies and impose restrictions on the amount and type of investments and the minimum surplus required to conduct business in the state. The impact of the regulatory initiatives in response to the recent financial crisis, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, could subject the Company to substantial additional regulation.

•                  Vulnerability Due to Certain Concentrations—The Company monitors economic and regulatory developments that have the potential to impact our business. Federal legislation has allowed banks and other financial organizations to have greater participation in insurance businesses. This legislation may present an increased level of competition for sales of the Company’s products.

New Accounting Standards:  In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company adopted this new guidance on January 1, 2012 with no material impact to the consolidated financial statements.

In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and no early adoption is permitted. The Company adopted this new guidance on January 1, 2012 with no material impact to the consolidated financial statements.

In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity. The updated guidance requires that all non-owner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company intends to adopt the continuous statement approach in the first quarter of 2012.

In September 2011, the FASB issued new guidance on goodwill impairment testing. The new guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. Only if an entity determines, based on qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying value will it be required to calculate the fair value of the reporting unit. The guidance is effective for calendar years beginning after December 15, 2011. Early adoption is permitted. The Company early adopted this new guidance beginning in the fourth quarter of 2011 when we performed our annual impairment test.  The adoption did not have a material impact on our consolidated financial statements.

All other new accounting standards and updates of existing standards issued during 2011 and 2010 did not relate to accounting policies and procedures pertinent or material to the Company at this time.

Note 2. Noncontrolling Interests

In August 2011, we acquired 2,500,000 shares of capital stock of Hot Dot, Inc. for $0.02 per share for an aggregate investment of $50,000.  Subsequent to our purchase of capital stock, Hot Dot commenced a private placement of common stock.  At December 31, 2011, the Company, when combined with its management and Board of Directors, held approximately 53.7% of the combined voting power of Hot Dot’s outstanding common stock and approximately 36.8% of the economic interest in Hot Dot.  Hot Dot is a development stage company that has not conducted operations apart from raising capital.

During the quarter ended September 30, 2011 control was attained on a previous noncontrolling interest in Security Capital Corporation. Subsequent to attaining control of Security Capital, the Company purchased an additional 80,000 shares increasing our ownership to approximately 60%.

The effects of changes in our ownership interest in Hot Dot and Security Capital on our equity were as follows.

	2011	2010
Net income attributable to Midwest Holding Inc.	$(3,777,945)	$—
Transfers (to) from noncontrolling interests
Increase in Midwest Holding Inc.’s additional paid-in capital for Hot Dot equity issuances	720,688	—
Decrease in Midwest Holding Inc.’s additional paid-in capital for purchase of Security Capital common shares	(3,000)	—
Net transfers from noncontrolling interests	717,688	—
Change from net loss attributable to Midwest Holding Inc. and transfers from noncontrolling interests	$(3,060,257)	$—

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Business Acquisitions

On November 8, 2010, the Company entered into an agreement to acquire all of the issued and outstanding capital stock of Old Reliance, an Arizona-domiciled life insurance company. The plan provided for American Life to merge into Old Reliance following the purchase, with the survivor changing its name to American Life & Security Corp. In the transaction, the sole shareholder of Old Reliance received: (i) approximately $1.6 million in cash, (ii) $500,000 in the form of a surplus debenture issued by American Life, and (iii) 150,000 shares of voting common stock of the Company ($750,000 fair value). The acquisition of Old Reliance was accounted for under purchase accounting and the results of operations have been included in the consolidated financial statements from August 3, 2011, the effective date of the acquisitions. This acquisition was pursued because it fit the Company’s desire to expand our geographic footprint and it also allowed for the acquisition of a policy administration and accounting system.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investments, available for sale, fixed maturities	$2,289,846
Investments, available for sale, equity securities	449,668
Mortgage loans on real estate, held for investment	685,465
Real estate, held for investment	590,010
Policy loans	241,976
Cash and cash equivalents	29,334
Amounts recoverable from reinsurers	14,393,302
Value of business acquired	824,485
Intangible assets	700,000
Property and equipment	330,419
Other assets	230,659
Excess cost over fair value of net assets acquired (goodwill)	1,129,824
Benefit reserves	(17,509,250)
Policy claims	(282,567)
Deposit-type contracts	(548,349)
Surplus note liability	(450,000)
Other liabilities	(227,058)
Total purchase price	$2,877,764

A $700,000 intangible asset was assigned to fourteen (14) state licenses with an indefinite useful life.

The $1,129,824 of goodwill recognized as a result of the acquisition is not expected to be deductible for tax purposes. The goodwill recorded as part of the acquisition includes the expected synergies and other benefits that management believes will result from combining the operations of Old Reliance with the operations of American Life.  A change to the acquisition date value of the identifiable net assets during the measurement period (up to one year from the acquisition date) affects the amount of the purchase price allocated to goodwill.  Changes to the purchase price allocation are adjusted retrospectively to the consolidated financial statements.  The values above include a measurement period adjustment recorded in the fourth quarter of 2011 affecting Goodwill by $574,587.  The measurement period adjustment was recorded based on information obtained subsequent to the acquisition related to certain annuities and policy liabilities acquired by the Company at the acquisition date.

The operating results of Old Reliance from the acquisition date of August 3, 2011 through December 31, 2011 are included in the consolidated statements of operations. From the acquisition date through December 31, 2011, Old Reliance had operating revenues of $614,844 and operating expenses of $894,047.

During the quarter ended September 30, 2011 control was attained on a previous noncontrolling interest in Security Capital Corporation. The previously held interest was remeasured at a fair value of $182,200 and a gain of $182,200 was recognized and recorded under miscellaneous income in the consolidated statements of operations. The previously held interest had been reduced to $0 in 2009 as a result of the recognition of an impairment expense on the investment due to a lack of projected cash flows.  Management determined that the carrying value approximated the fair value of Security Capital as the assets held by Security Capital primarily consist of financial instruments whose carrying value approximate fair value.  Security Capital is a developmental stage company that has not conducted operations apart from raising capital.  There are significant unobservable inputs into valuing Security Capital including: material non-public financial information, management judgment, estimation of future earnings and cash flows, and liquidity assumptions.  The acquisition of Security Capital Corporation added cash and cash equivalents of $21,471 and investments in equity securities of $434,000 to the consolidated balance sheets. Security Capital Corporation had no revenue or earnings for the year ended December 31, 2011.

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc., a company organized to develop, manufacture, and market the Alert Patch.  During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding, Inc. The consideration paid by the Company was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature.  This patent asset is being amortized over fifteen years, its estimated useful life.  The Company recorded amortization expense on the patent asset of $16,533 during the year ended December 31, 2011. The Company will continue to amortize the patent asset over its remaining useful life of fifteen years.  Hot Dot had no operating revenues and operating expenses of $115,147 for the year ended December 31, 2011.  Hot Dot is a development stage company that has not conducted operations apart from raising capital.

The following unaudited pro forma information presents the combined results of the Company as though the 2011 business acquisitions of Old Reliance, Security Capital Corporation, and Hot Dot occurred on January 1, 2010. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future.

	2011	2010
Premiums	$4,024,396	$3,497,126
Other income	634,302	4,074,912
Expenses	8,715,173	10,109,859
Net loss	(4,056,475)	(2,537,821)
Net loss attributable to Midwest Holding Inc. per common share	$(0.47)	$(0.31)

Note 4. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2011 and 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011:
Fixed maturities:
U.S. government obligations	$3,195,312	$77,062	$2,928	$3,269,446
States and political subdivisions — general obligations	1,327,136	16,978	27,793	1,316,321
States and political subdivisions — special revenue	805,631	10,414	23,989	792,056
Corporate	4,578,023	3,083	392,061	4,189,045
Total fixed maturities	9,906,102	107,537	446,771	9,566,868
Equity securities:
Common corporate stock	152,662	—	39,662	113,000
Preferred corporate stock	132,445	—	4,590	127,855
Private placement common stock	1,579,350	—	—	1,579,350
Total equity securities	1,864,457	—	44,252	1,820,205
Total	$11,770,559	$107,537	$491,023	$11,387,073
December 31, 2010:
Fixed maturities:
U.S. government obligations	$3,357,871	$6,406	$160,542	$3,203,735
States and political subdivisions — general obligations	831,075	—	88,772	742,303
States and political subdivisions — special revenue	267,127	—	24,601	242,526
Corporate	2,327,465	—	117,896	2,209,569
Total fixed maturities	6,783,538	6,406	391,811	6,398,133
Equity securities:
Preferred corporate stock	200,000	—	—	200,000
Private placement common stock	910,725	—	—	910,725
Total equity securities	1,110,725	—	—	1,110,725
Total	$7,894,263	$6,406	$391,811	$7,508,858

The Company has two securities that individually exceed 10% of the total of the state and political general and special revenue categories as of December 31, 2011.  As of December 31, 2011, those securities had a combined amortized cost and fair value of $502,612 and $505,309, respectively.  Those securities had credit ratings of A+ and AA+.

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table summarizes, for all securities in an unrealized loss position at December 31, 2011 and 2010, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2011			December 31, 2010
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$—	$—	0	$2,552,276	$160,542	14
States and political subdivisions — general obligations	783,905	27,793	6	742,303	88,772	3
States and political subdivisions — special revenue	426,535	23,989	3	242,526	24,601	2
Corporate	2,949,535	222,280	24	2,209,569	117,896	16
Greater than 12 months:
U.S. government obligations	175,012	2,928	1	—	—	—
Corporate	996,878	169,781	7	—	—	—
Total fixed maturities	$5,331,865	$446,771	41	$5,746,674	$391,811	35
Equity Securities:
Less than 12 months:
Common corporate stock	113,000	39,662	3	—	—	—
Preferred corporate stock	27,855	4,590	1	—	—	—
Total equity securities	140,855	44,252	4	—	—	—
Total	5,472,720	491,023	45	—	—	—

Based on our review of the securities in an unrealized loss position at December 31, 2011 and 2010, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2011, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. As of December 31, 2011, there were no individual fixed maturity securities that had a fair value to amortized cost ratio below 78%. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$349,983	$349,993
Due after one year through five years	1,698,792	1,679,082
Due after five years through ten years	5,548,216	5,323,825
Due after ten years	2,309,111	2,213,968
	$9,906,102	$9,566,868

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At December 31, 2011 and 2010, these required deposits had a total amortized cost of $2,635,248 and $740,649, respectively.

The components of net investment income for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Fixed maturities	$295,664	$167,346
Equity securities	1,186	1,171
Cash and short-term investments	3,872	15,773
Other	9,270	7,887
	309,992	192,177
Less investment expenses	(41,705)	(24,564)
	$268,287	$167,613

Proceeds for the years ended December 31, 2011 and 2010 from sales of investments classified as available-for-sale were $4,228,926 and $7,334,563, respectively. Gross gains of $55,896 and $86,058 and gross losses of $30,268 and $86,129 were realized on those sales during the years ended December 31, 2011 and 2010, respectively.

The Company acquired $685,465 of mortgage loans on real estate, held for investment during the year as part of the Old Reliance acquisition.  As part of the Old Reliance purchase agreement, the seller guaranteed the performance of the mortgage loans.  Additionally, the Company transferred $200,000 from notes receivable to mortgage loans on real estate, held for investment during the year as the note receivable was restructured as a mortgage loan and an additional $30,000 was borrowed.  As of December 31, 2011, no mortgage loans were in a delinquent status and all interest on mortgage loans  was current. The following table summarizes the amount of mortgage loans on real estate, held for investment by the Company at December 31, 2011.

2011
Beginning balance	$—
Acquired	685,465
Transfer of note receivable to mortgage loans on real estate, held for investment	200,000
Originations	30,000
Ending balance	$915,465

Note 5. Fair Values of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•                  Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•                  Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•                  Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the valuation inputs, or their ability to be observed, may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Fixed maturity securities: Fixed maturity securities are recorded at fair value on a recurring basis utilizing a third-party pricing source.  The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended December 31, 2011, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.  Securities with prices based on validated quotes from pricing services are reflected within Level 2.

Equity securities:  Equity securities consist principally of common stock of publicly and privately traded companies and preferred stock of publicly traded companies. The fair values of publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of a portion of our preferred equity securities are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy.  The fair values of Level 3 equity securities approximate cost and are predominately invested in developmental stage companies that have not conducted operations apart from raising capital.  Management’s policy is to record these investments at the cost of our investment until such time as the entities commence active operations or when events dictate that our investment will not be recovered.  As these companies begin operations, there will be significant unobservable inputs into valuing these securities including: material non-public financial information, management judgment, estimation of future earnings and cash flows, and liquidity assumptions. These inputs are usually considered unobservable, as not all market participants will have access to this data, and therefore are classified within Level 3 in the fair value hierarchy.

Cash and cash equivalents and short-term investments:  The carrying value of cash and cash equivalents and short-term investments approximate the fair value because of the short maturity of the investments.

Policy loans: Policy loans are stated at unpaid principal balances. As these loans are fully collateralized by the cash surrender value of the underlying insurance policies, the carrying value of the policy loans approximates their fair value.

Notes Receivable: Fair values for short-term notes receivable approximate carrying value.  The carrying amount is a reasonable estimate of the fair value because of the relatively short time between the origination of the loan and its expected repayment.  The entire balance of notes receivable outstanding as of December 31, 2011 have either been repaid during the first quarter of 2012 or are expected to be repaid during 2012.

Mortgage loans on real estate, held for investment:  The fair values of mortgage loans on real estate, held for investment are estimated by discounting scheduled cash flows through the scheduled maturities of the loans, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.  As part of the Old Reliance purchase agreement, the seller guaranteed the performance of the mortgage loans and accordingly we believe book value is equal to fair value.  We periodically evaluate the financial condition of the seller and his guarantee.  We know of no circumstances that indicated that the guarantor would be unable to perform nor are any loans non-performing such that his guarantee would be triggered.

Investment-type contracts:  The fair value for direct and assumed liabilities under investment-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach. Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and nonperformance risk of the liabilities. Liabilities under investment-type insurance contracts that are wholly ceded by CRLIC to a non-affiliated reinsurer are carried at cash surrender value which approximates fair value. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed.

Surplus notes:  The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities.

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	Quoted in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Estimated Fair Value
December 31, 2011
Fixed maturities:
U.S. government obligations	$—	$3,269,446	$—	$3,269,446
States and political subdivisions — general obligations	—	1,316,321	—	1,316,321
States and political subdivisions — special revenue	—	792,056	—	792,056
Corporate	—	4,189,045	—	4,189,045
Total fixed maturities	—	9,566,868	—	9,566,868
Equity securities:
Common corporate stock	113,000	—	—	113,000
Preferred corporate stock	27,855	100,000	—	127,855
Private placement common stock	—	—	1,579,350	1,579,350
Total equity securities	140,855	100,000	1,579,350	1,820,205
Total	$140,855	$9,666,868	$1,579,350	$11,387,073
December 31, 2010
Fixed maturities:
U.S. government obligations	$—	$3,203,735	$—	$3,203,735
States and political subdivisions — general obligations	—	742,303	—	742,303
States and political subdivisions — special revenue	—	242,526	—	242,526
Corporate	—	2,209,569	—	2,209,569
Total fixed maturities	—	6,398,133	—	6,398,133
Equity securities:
Preferred corporate stock	—	200,000	—	200,000
Private placement common stock	—	—	910,725	910,725
Total equity securities	—	200,000	910,725	1,110,725
Total	$—	$6,598,133	$910,725	$7,508,858

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments for the years ended December 31, 2011 and 2010, respectively:

	2011	2010
	Private Placement Common Stock	Private Placement Common Stock
Balance, beginning of period	$910,725	$55,000
Purchases	387,125	855,725
Net transfers resulting from consolidation of subsidiaries	281,500	—
Balance, end of period	$1,579,350	$910,725

Accounting standards require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis are discussed above. There were no financial assets or financial liabilities measured at fair value on a non-recurring basis.

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following disclosure contains the estimated fair values of financial assets and financial liabilities as of December 31, 2011 and 2010:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Fixed maturities	$9,566,868	$9,566,868	$6,398,133	$6,398,133
Equity securities	1,820,205	1,820,205	1,110,725	1,110,725
Mortgage loans on real estate, held for investment	915,465	956,448	—	—
Policy loans	325,139	325,139	94,272	94,272
Notes receivable	247,382	247,382	200,000	200,000
Short-term investments	515,725	515,725	500,000	500,000
Cash and cash equivalents	2,469,725	2,469,725	5,250,468	5,250,468
Liabilities:
Policyholder deposits (Investment-type contracts)	11,933,276	12,231,225	11,692,181	11,759,019
Surplus Notes	950,000	1,073,088	—	—

Note 6. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Loss carryforwards	$4,022,139	$1,727,972
Capitalized costs	975,231	—
Unrealized losses on investments	130,385	131,038
Benefit reserves	719,530	131,868
Total deferred tax assets	5,847,285	1,990,878
Less valuation allowance	(4,259,085)	(1,553,381)
Total deferred tax assets, net of valuation allowance	1,588,200	437,497
Deferred tax liabilities:
Policy acquisition costs	483,887	383,548
Due premiums	58,122	26,612
Value of business acquired	383,701	27,337
Intangible assets	568,990	—
Property and equipment	93,500	—
Total deferred tax liabilities	1,588,200	437,497
Net deferred tax assets	$—	$—

At December 31, 2011 and 2010, the Company recorded a valuation allowance of $4,259,085 and $1,553,381, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As part of the valuation allowance of $1,553,381 recorded at December 31, 2010, the Company included $379,542 as a valuation allowance against loss carryforwards within CRLIC as of the purchase date of January 1, 2010.

In connection with our acquisition of Old Reliance Insurance Company, the Company acquired net deferred tax assets of $1,398,852. The Company determined that a valuation allowance for the entire amount was necessary. This acquisition of these net deferred tax assets and the related valuation did not impact the Company’s income tax expense during the period.

Loss carryforwards for tax purposes as of December 31, 2011, have expiration dates that range from 2024 through 2026.

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

There was no income tax expense for the years ended December 31, 2011 and 2010. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	2011	2010
Computed expected income tax benefit	$(1,284,501)	$(755,890)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	19,669	6,982
Dividends received deduction	(282)	(261)
True-up of provision to actual	(18,051)	1,481
Other	(23,687)	39,493
	(22,351)	47,695
Tax benefit before valuation allowance	(1,306,852)	(708,195)
Change in valuation allowance	1,306,852	708,195
Net income tax expense	$—	$—

Note 7. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2011 and 2010 is as follows:

	2011	2010

Balance sheets:
Benefit and claim reserves assumed	$3,249,294	$3,395,026
Benefit and claim reserves ceded	33,905,987	20,914,194

Statements of operations:
Premiums assumed	$33,181	$37,103
Premiums ceded	414,795	645,635
Consideration on reinsurance assumed	—	3,729,599
Benefits assumed	57,091	323,133
Benefits ceded	911,011	2,039,786
Commissions assumed	53	27,068
Commissions ceded	19,583	29,820

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of December 31, 2011:

Reinsurer	AM Best Rating	Recoverable on Paid Losses	Recoverable on Unpaid Losses	Recoverable on Benefit Reserves/Deposit- type Contracts	Total Amount Recoverable from Reinsurer
Security National Life Insurance Company	NR	$—	$109,760	$19,465,805	$19,575,565
Optimum Re Insurance Company	A–	—	45,414	8,690	54,104
Investors Heritage Life Insurance Company	B+	—	26,114	5,363	31,477
Sagicor Life Insurance Company	A–	—	212,605	14,032,236	14,244,841
			$393,893	$33,512,094	$33,905,987

CRLIC has a 100% coinsurance agreement with SNL whereby 100% of the business written by CRLIC is ceded to SNL. At December 31, 2011 and 2010, total benefit reserves, policy claims and deposit-type contracts ceded by CRLIC to SNL were $19,575,565 and $20,887,037, respectively. CRLIC remains contingently liable on this ceded reinsurance should SNL be unable to meet their obligations.

During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At December 31, 2011, total benefit reserves, policy claims and deposit-type contracts ceded by Old Reliance to Sagicor were $14,244,841. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At December 31, 2011 and 2010, no contingency reserve was established.

Note 8. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender chargers.  This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts at December 31, 2011 and 2010:

	2011	2010
Beginning balance	$11,692,181	$97,464
Change in deposit-type contracts from Old Reliance acquisition	548,349	—
Change in deposit-type contracts assumed from SNL	(134,846)	2,415,310
Change in deposit-type contracts fully ceded by CRLIC	(964,131)	8,923,395
Deposits received	818,003	271,143
Investment earnings	30,496	5,313
Withdrawals, net	(56,776)	(20,444)
Ending balance	$11,933,276	$11,692,181

Under the terms of ALSC’s coinsurance agreement with SNL, ALSC assumes certain deposit-type contract obligations, as shown in the table above. Additionally, CRLIC cedes 100% of its direct business to SNL. Accordingly, this amount is presented within the corresponding single line above. The remaining deposits, withdrawals and interest credited represent those for ALSC’s direct business.

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining useful life (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2011
Patents	177	$992,000	$16,533	$975,467
State licenses	Indefinite	700,000	—	700,000
		$1,692,000	$16,533	$1,675,467

The Company recorded amortization expense on its patents of $16,533 for the year ended December 31, 2011.  The Company will continue to amortize its patents over their remaining useful lives.  As of December 31, 2011, the Company estimates it will record amortization expense as follows:

For the Year Ended December 31,	Amortization Expense
2012	$66,133
2013	66,133
2014	66,133
2015	66,133
2016	66,133
2017 and thereafter	644,802
$975,467

Note 10. Commitments and Contingencies

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters:  State regulatory bodies, the SEC, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities.  The issues involved in information requests and regulatory matters vary widely.  The Company cooperates in these inquiries.

In accordance with U.S. GAAP, the Company establishes an accrued liability for litigation and regulatory matters when the future event is probable and its impact can be reasonably estimated. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.

Office Lease: The Company leases office space under an agreement executed August 28, 2009 and amended on January 21, 2011 that expires on January 31, 2014. As part of the acquisition of Old Reliance, the Company assumed a lease for the headquarters of Old Reliance in Colorado Springs, Colorado that expires on December 31, 2012. Rent expense for the years ended December 31, 2011 and 2010 was $113,207 and $93,369, respectively. Future minimum lease payments for 2012, 2013 and 2014 are $145,076, $128,240 and $10,687, respectively.

Note 11. Statutory Net Income and Surplus

ALSC is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, CRLIC is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of ALSC and CRLIC for the years ended December 31, 2011 and 2010.

Midwest Holding Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	2011	2010
American Life
Statutory net loss	$1,841,926	$1,748,171
Statutory capital and surplus	4,475,661	7,301,405

Capital Reserve
Statutory net loss	$112,327	$89,279
Statutory capital and surplus	1,403,085	1,584,780

Note 12. Surplus Notes

Old Reliance executed two surplus notes during 2006 to First American Capital Corporation (First American), a Maryland Corporation, totaling $250,000. The notes are at 7% interest per annum and mature in September 2016. Old Reliance executed one surplus note during 2008 to David G. Elmore, in the amount of $200,000 at 7% interest per annum maturing in December 2011. As part of the Old Reliance acquisition, the Company executed a second surplus note to David G. Elmore, in the amount of $500,000 at 5% interest per annum maturing in August 2016. Any payments and/or repayments must be approved by the Arizona Department of Insurance.  As of December 31, 2011, the repayment of the interest and principal on the 2008 surplus note was still pending regulatory approval by the Arizona Department of Insurance.  Additionally, no repayment of interest and principal has been made on neither the 2006 nor the 2011 surplus notes.  As of December 31, 2011, the Company has accrued $145,750 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet.

Note 13. Related Party Transactions

The Company had a consulting agreement with a corporation owned by a Board member. The agreement, approved by the Board of Directors, provided for consulting services related to capital raising and special projects. Total payments made by the Company during the years ended December 31, 2011 and 2010 amounted to $206,351 and $332,215, respectively.  This agreement was terminated in December 2011.

ALSC had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and ALSC, specifies that the corporation, a licensed insurance agency, shall receive an override on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. Total payments made by ALSC during the years ended December 31, 2011 and 2010 were $455,442 and $355,972, respectively. This agreement was terminated in October 2011.

Note 14. Subsequent Events

On December 27, 2011, American Life reached an agreement to acquire all of the outstanding shares of Preferred Security Life Insurance Company (Preferred Security), a Texas domiciled stipulated premium life insurance company, in exchange for $225,000 in cash.  Management anticipates the deal to close during the second quarter of 2012.  The acquisition will add approximately $3 million in assets and $60,000 of annual revenues to the Company’s consolidated financial statements.

During the first quarter of 2012, the Company purchased an additional 375,000 shares of Great Plains Financial Corporation (Great Plains) for $731,250.  This increased our total investment in Great Plains to 1,189,000 shares or $1,560,100.  Our aggregate ownership percentage increased to approximately 31% as a result of the purchases. Accordingly, in the first quarter of 2012, we began to account for our investment in Great Plains using the equity method.

All of the effects of subsequent events that provide additional evidence about conditions that existed at December 31, 2011, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued.

MIDWEST HOLDING INC. AND SUBSIDIARIES

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2011

	Cost	Fair Value	Amount Recognized in Consolidated Balance Sheets
Type of Investment
Fixed maturity securities, available for sale:
U.S. government obligations	$3,195,312	$3,269,446	$3,269,446
States and political subdivisions — general obligations	1,327,136	1,316,321	1,316,321
States and political subdivisions — special revenue	805,631	792,056	792,056
Corporate	4,578,023	4,189,045	4,189,045
Total fixed maturity securities	9,906,102	$9,566,868	9,566,868

Equity securities:
Common corporate stock	152,662	113,000	113,000
Preferred corporate stock	132,445	127,855	127,855
Private placement common stock	1,579,350	1,579,350	1,579,350
Total equity securities	1,864,457	$1,820,205	1,820,205

Mortgage loans on real estate, held for investment	915,465		915,465
Real estate, held for investment	578,010		578,010
Policy loans	325,139		325,139
Notes receivable	247,382		247,382
Short-term investments	515,725		515,725
Total investments	$14,352,280		$13,968,794

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Balance Sheets

	As of December 31,
	2011	2010
Assets
Investment in subsidiaries (1)	$6,469,117	$6,380,262
Investments, available for sale, at fair value
Fixed maturities	56,355	—
Equity securities	1,297,850	910,725
Mortgage loans on real estate, held for investment	230,000	—
Notes receivable	247,383	200,000
Total investments	8,300,705	7,490,987
Cash and cash equivalents	1,359,309	2,699,296
Interest and dividends due and accrued	256	8,967
Property and equipment, net	124,718	92,401
Other assets	275,510	130,959
Total assets	$10,060,498	$10,422,610
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	26,358	52,816
Total liabilities	26,358	52,816
Stockholders’ Equity:
Preferred stock, Series A	74	74
Common stock	8,670	8,183
Additional paid-in capital	24,668,876	19,498,839
Stock subscription receivable	(24,917)	—
Accumulated deficit	(14,235,077)	(8,751,897)
Accumulated other comprehensive loss	(383,486)	(385,405)
Total Midwest Holding Inc.’s stockholders’ equity	10,034,140	10,369,794
Total liabilities and stockholders’ equity	$10,060,498	$10,422,610

(1)          Eliminated in consolidation.

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Operations

	Years Ended December 31,
	2011	2010
Income:
Investment income, net of expenses	$13,485	$9,979
Miscellaneous income	212,700	24,000
	226,185	33,979
Expenses:
General	2,594,733	1,618,264

Loss before income tax expense	(2,368,548)	(1,584,285)
Income tax expense	—	—
Loss before equity in loss of consolidated subsidiaries	(2,368,548)	(1,584,285)
Equity in loss of consolidated subsidiaries	(1,409,397)	(638,920)
Net loss attributable to Midwest Holding Inc.	$(3,777,945)	$(2,223,205)

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Cash Flows

	Years Ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(3,777,945)	$(2,223,205)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	1,409,397	638,920
Net adjustment for premium and discount on investments	362	—
Depreciation	41,833	22,259
Gain from fair value remeasurement of previously held interest in Security Capital	(182,200)	—
Non-cash compensation expense	21,083	—
Changes in operating assets and liabilities:
Interest and dividends due and accrued	8,711	(7,257)
Other assets and liabilities	(171,009)	6,086
Net cash used in operating activities	(2,649,768)	(1,563,197)
Cash Flows from Investing Activities:
Purchases of securities available for sale	(290,287)	(855,725)
Originations of mortgage loans on real estate, held for investment	(30,000)	—
Advances for notes receivable	(248,383)	(200,000)
Proceeds from payments on notes receivable	1,000	—
Purchases of property and equipment	(74,150)	(37,392)
Capital contributed to subsidiary	—	(2,000,000)
Net cash used in investing activities	(641,820)	(3,093,117)
Cash Flows from Financing Activities:
Net proceeds from sale of common stock	1,979,669	4,933,163
Net proceeds from sale of preferred stock	—	415,750
Repurchases of common stock	(28,068)	—
Net cash provided by financing activities	1,951,601	5,348,913
Net (decrease) increase in cash and cash equivalents	(1,339,987)	692,599
Cash and cash equivalents:
Beginning	2,699,296	2,006,697
Ending	$1,359,309	$2,699,296

	Years Ended December 31,
	2011	2010
Supplemental Disclosure of Non-Cash Information:
Stock dividend	$1,705,235	$1,331,045
Transfers of notes receivable to mortgage loans on real estate, held for investment	200,000	—
Issuance of stock in exchange for note	46,000	—

See accompanying Report of Independent Registered Public Accounting Firm

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

	As of December 31, 2011			For the Year Ended December 31, 2011
	Deferred Policy Acquisition Costs	Future Policy Benefits, Claims and Deposit-type Contracts	Advance Premiums	Premium Revenue	Net Investment Income	Death and Other Benefits and Increase in Benefit Reserves	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses

Life Insurance	$2,108,395	$44,511,213	$93,304	$3,119,457	$268,287	$1,583,239	$624,650	$5,279,912

	As of December 31, 2010			For the Year Ended December 31, 2010
	Deferred Policy Acquisition Costs	Future Policy Benefits, Claims and Deposit-type Contracts	Advance Premiums	Premium Revenue	Net Investment Income	Death and Other Benefits and Increase in Benefit Reserves	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses

Life Insurance	$1,267,598	$25,779,670	$717	$1,910,562	$167,613	$4,812,326	$320,935	$2,921,785

See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year ended December 31, 2011

Life insurance in force	$199,991,000	$124,174,000	$2,941,000	$78,758,000	3.73%

Life insurance premiums	$4,150,443	$1,064,167	$33,181	$3,119,457	1.06%

Year ended December 31, 2010

Life insurance in force	$74,286,000	$53,058,000	$3,180,000	$24,408,000	13.03%

Life insurance premiums	$2,318,790	$456,941	$48,713	$1,910,562	2.55%

See accompanying Report of Independent Registered Public Accounting Firm

INDEX OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1

Stock Purchase Agreement, dated January 20, 2009, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.2

Stock Purchase Agreement, dated November 8, 2010, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.3

Amendment I to Stock Purchase Agreement, dated May 20, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

2.4

Amendment II to Stock Purchase Agreement, dated August 2, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.4 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.4

American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.1†

Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Travis Meyer. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.2†

Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Mark Oliver. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.3†

Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/k/a Corporate Development Inc.). (Incorporated by reference to Exhibit 1032 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.4

Administrative Services Agreement, dated August 17, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.5

Administrative Services Agreement, dated August 17, 2009, by and between Midwest Holding Inc. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

EXHIBIT NUMBER	DESCRIPTION

10.6

Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.7

Amendment Number One to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.8

Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.9

Bulk Reinsurance Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.10

Amendment to all Reinsurance Agreements, dated August 4, 2011, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.11

Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.12

Reinsurance Agreement, dated January 1, 2010, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.13

Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.14

Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.15

Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.16

Amendment Number One to Reinsurance Agreement Number One dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.17

Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.18

Reinsurance Agreement Number One, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

EXHIBIT NUMBER	DESCRIPTION
10.19†

Agency Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Great American Marketing, Inc. (Incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.20†

Employment Agreement, dated December 1, 2011, by and between Midwest Holding Inc. and Rick Meyer. (Incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

14.1*	Code of Ethics.

21.1*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Disclaimer of Control by Rick D. Meyer, dated September 26, 2010. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

*                                         Filed herewith.

†                                          Management contract or compensatory plan or arrangement