Form 10-Q
period 2012-03-31
MIDWEST HOLDING INC.
filed 2012-05-15
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to       .
COMMISSION FILE NUMBER 000-10685

Midwest Holding Inc.
(Exact name of registrant as specified in its charter)

Nebraska	20-0362426
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
8101 “O” Street, Suite S111, Lincoln, Nebraska	68510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 489-8266

Former name, former address and former fiscal year, if changed since last report: Not applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a
smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

     As of May 1, 2012, there were 9,103,654 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $9,338,213 and $9,906,102, respectively)	$9,198,938	$9,566,868
Equity securities (cost: $2,485,763 and $1,795,297, respectively)	2,487,642	1,751,045
Mortgage loans on real estate, held for investment	881,381	915,465
Real estate, held for investment	574,920	578,010
Policy loans	331,804	325,139
Notes receivable	27,383	247,382
Short-term investments	—	515,725
Total investments	13,502,068	13,899,634
Cash and cash equivalents	3,868,604	2,469,725
Amounts recoverable from reinsurers	33,584,698	33,905,987
Interest and dividends due and accrued	134,936	167,093
Due premiums	296,136	170,947
Deferred acquisition costs, net	2,470,021	2,108,395
Value of business acquired, net	1,077,392	1,128,533
Intangible assets, net	1,707,267	1,675,467
Goodwill	1,129,824	1,129,824
Property and equipment, net	489,820	508,219
Other assets	211,188	317,922
Total assets	$58,471,954	$57,481,746
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$32,186,807	$32,083,992
Policy claims	542,015	493,945
Deposit-type contracts	12,009,687	11,933,276
Advance premiums	89,761	93,304
Total policy liabilities	44,828,270	44,604,517
Accounts payable and accrued expenses	869,360	529,249
Surplus notes	950,000	950,000
Total liabilities	46,647,630	46,083,766
Commitments and Contingencies (See Note 10)
Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value. Authorized 2,000,000 shares; issued and
outstanding 74,159 shares as of March 31, 2012 and December 31, 2011	74	74
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding
9,103,654 shares as of March 31, 2012 and December 31, 2011	9,104	9,104
Additional paid-in capital	24,940,502	24,668,442
Stock subscription receivable	(22,042)	(24,917)
Accumulated deficit	(14,973,953)	(14,304,237)
Accumulated other comprehensive loss	(137,396)	(383,486)
Total Midwest Holding Inc.’s stockholders’ equity	9,816,289	9,964,980
Noncontrolling interests	2,008,035	1,433,000
Total stockholders’ equity	11,824,324	11,397,980
Total liabilities and stockholders’ equity	$58,471,954	$57,481,746

See Notes to Consolidated Financial Statements (Unaudited).

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2012	2011
Income:
Premiums	$1,090,801	$524,942
Investment income, net of expenses	113,707	59,559
Net realized gains (losses) on investments	34,869	(1,689)
Miscellaneous income	4,000	18,925
	1,243,377	601,737
Expenses:
Death and other benefits	239,827	1,963
Increase in benefit reserves	327,516	207,797
Amortization of deferred acquisition costs	(74,812)	148,174
Salaries and benefits	722,361	471,823
Other operating expenses	1,099,006	476,419
	2,313,898	1,306,176
Loss before income tax expense	(1,070,521)	(704,439)
Income tax expense	—	—
Net loss	(1,070,521)	(704,439)
Less: Loss attributable to noncontrolling interests	(400,805)	—
Net loss attributable to Midwest Holding Inc.	$(669,716)	$(704,439)
Comprehensive income (loss), net of taxes:
Unrealized gains (losses) on investments arising during period	280,959	$(23,226)
Less: reclassification adjustment for net realized (gains) losses on investments	(34,869)	1,689
Other comprehensive income (loss)	246,090	(21,537)
Comprehensive loss attributable to Midwest Holding Inc.	$(423,626)	$(725,976)
Net loss attributable to Midwest Holding Inc. per common share, basic and diluted	$(0.07)	$(0.08)

See Notes to Consolidated Financial Statements (Unaudited).

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

						Accumulated	Total Midwest
			Additional	Stock		Other	Holding Inc.’s		Total
	Preferred	Common	Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Receivable	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2010	$74	$8,958	$21,203,299	$—	$(10,494,633)	$(385,405)	$10,332,293	$—	$10,332,293
Issuances of common stock, net of capital
raising expenses	—	277	1,979,392	—	—	—	1,979,669	—	1,979,669
Net loss	—	—	—	—	(704,439)	—	(704,439)	—	(704,439)
Other comprehensive loss	—	—	—	—	—	(21,537)	(21,537)	—	(21,537)
Balance, March 31, 2011	$74	$9,235	$23,182,691	$—	$(11,199,072)	$(406,942)	$11,585,986	$—	$11,585,986

Balance, December 31, 2011	$74	$9,104	$24,668,442	$(24,917)	$(14,304,237)	$(383,486)	$9,964,980	$1,433,000	$11,397,980
Forgiveness of stock subscription receivable	—	—	—	2,875	—	—	2,875	—	2,875
Changes in equity of noncontrolling
interests	—	—	272,060	—	—	—	272,060	975,840	1,247,900
Net loss	—	—	—	—	(669,716)	—	(669,716)	(400,805)	(1,070,521)
Other comprehensive income	—	—	—	—	—	246,090	246,090	—	246,090
Balance, March 31, 2012	$74	$9,104	$24,940,502	$(22,042)	$(14,973,953)	$(137,396)	$9,816,289	$2,008,035	$11,824,324

See Notes to Consolidated Financial Statements (Unaudited).

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(1,070,521)	$(704,439)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Net adjustment for premium and discount on investments	23,605	14,817
Depreciation and amortization	115,725	21,278
Deferred acquisition costs capitalized	(286,814)	(319,345)
Amortization of deferred acquisition costs	(74,812)	148,174
Net realized (gains) losses on investments	(34,869)	1,689
Loss from equity method investments	17,953	7,915
Non cash compensation expense	2,875	—
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	321,289	330,347
Interest and dividends due and accrued	32,157	(5,344)
Due premiums	(125,189)	(7,843)
Policy liabilities	(22,507)	(196,898)
Other assets and liabilities	446,845	(91,508)
Net cash (used in) operating activities	(654,263)	(801,157)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(3,433,645)	(962,730)
Sales	3,304,379	838,244
Proceeds from payments on mortgage loans on real estate, held for investment	34,084	—
Net change in policy loans	(6,665)	6,993
Proceeds from payments on notes receivable	219,999	—
Net change in short-term investments	515,725	(9,770)
Purchases of property and equipment	(74,895)	(26,945)
Net cash provided by (used in) investing activities	558,982	(154,208)
Cash Flows from Financing Activities:
Net proceeds from sale of common stock	—	1,979,669
Net proceeds from issuing equity in Hot Dot, Inc.	1,247,900	—
Receipts on deposit-type contracts	265,974	159,925
Withdrawals on deposit-type contracts	(19,714)	(1,600)
Net cash provided by financing activities	1,494,160	2,137,994
Net increase in cash and cash equivalents	1,398,879	1,182,629
Cash and cash equivalents:
Beginning	2,469,725	5,250,468
Ending	$3,868,604	$6,433,097

See Notes to Consolidated Financial Statements (Unaudited).

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

     Nature of operations: Midwest Holding Inc. (Midwest or the Company) was incorporated in Nebraska on October 31, 2003 for the primary purpose of organizing a life insurance subsidiary. From 2003 to May 2009, Midwest was focused on raising capital, first through private placements and finally through an intra-state offering of 2,000,000 common shares at $5.00 per share. These offerings sold out, including a 10% oversale on the Final Offering. Midwest became operational during the year ended December 31, 2009. Upon capitalizing American Life & Security Corp. (ALSC or American Life) and acquiring Capital Reserve Life Insurance Company (CRLIC), as described below, Midwest deemed it prudent to raise additional capital to fund primarily the expansion of the life insurance operation. Beginning in 2009, ALSC, a wholly-owned subsidiary of Midwest, was authorized to do business in the State of Nebraska. ALSC was also granted a certificate of authority to write insurance in the State of Nebraska on September 1, 2009. ALSC is engaged in the business of underwriting, selling, and servicing life insurance and annuity policies.

     During the second quarter of 2010, ALSC completed the purchase of a 100% ownership interest in CRLIC, a dormant insurance company domiciled in Missouri. The purchase was effective as of January 1, 2010. ALSC purchased CRLIC for its statutory capital and surplus plus $116,326. CRLIC is licensed in the states of Kansas, Missouri, and Iowa. Currently, 100% of the policies issued by CRLIC is reinsured to an unaffiliated reinsurer.

     In August, 2010, Midwest began an exempt offering of shares to existing holders in the state of Nebraska at $5.00 per share. As of December 31, 2011, Midwest had raised approximately $7,400,000 before capital raising expenses through this offering. Additionally, Midwest offered a newly-created class of preferred shares to residents of Latin America. The preferred shares are non-voting and convert to common shares in 2015 at the rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The shares were sold at $6.00 per share and a total of 74,159 were sold in 2010. No preferred shares were sold in 2011.

     On November 8, 2010, the Company entered into an agreement to acquire all of the issued and outstanding capital stock of Old Reliance Insurance Company (Old Reliance), an Arizona-domiciled life insurance company. The plan provided for American Life to merge into Old Reliance following the purchase, with the survivor changing its name to American Life & Security Corp. In the transaction, the sole shareholder of Old Reliance received: (i) Approximately $1.6 million in cash, (ii) $500,000 in the form of a surplus debenture issued by American Life, and (iii) 150,000 shares of voting common stock of the Company ($750,000 fair value). The transaction including the merger, was consummated on August 3, 2011.

     During the third quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital Corporation (Security Capital), an Arkansas corporation formerly known as Arkansas Security Capital Corporation. Security Capital is a development stage company that has not conducted operations apart from raising capital.

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot), a company organized to develop, manufacture, and market the Alert Patch. Additionally, Midwest controls a majority of the Board of Directors. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by the Company was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously.

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

     Basis of presentation: The accompanying unaudited consolidated financial statements include the accounts of Midwest, our wholly-owned subsidiary ALSC, ALSC’s wholly-owned subsidiary CRLIC, Midwest’s 60% owned subsidiary, Security Capital Corporation, and Midwest’s 31% owned subsidiary, Hot Dot, Inc. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

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

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

     These unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2012 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. The December 31, 2011 consolidated balance sheet data was derived from the audited consolidated financial statements included in Midwest Holding Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. Therefore, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2011 Annual Report. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform with the current period’s presentation.

     Investments: All fixed maturities and equity securities owned by the Company are considered available-for-sale and are included in the financial statements at their fair value as of the financial statement date. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in comprehensive loss.

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

     The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the quarters ended March 31, 2012 or 2011.

     Included within the Company’s equity securities are certain privately placed common stocks for several recently formed holding companies organized for the purpose of forming life insurance subsidiaries. Our privately placed common stocks are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. The Company neither controls these entities operationally nor economically, and therefore does not consolidate these entities. The Company reports the earnings from privately placed common stocks accounted for under the equity method in net investment income.

     Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis.

     Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of March 31, 2012 and December 31, 2011, primarily as a result of the seller’s guaranteed performance of the mortgage loans acquired as part of the Old Reliance transaction.

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

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

     Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At March 31, 2012 and December 31, 2011, the cost of these investments approximates fair value due to the short duration to maturity.

     Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

     Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2012 and December 31, 2011, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

     Deferred acquisition costs: Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. Acquisition costs are amortized over the premium paying period of the related policy. Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its last analysis that all deferred acquisition costs were recoverable. No events occurred in the first quarter that suggested a review should be undertaken.

     Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, ALSC purchased CRLIC during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis over ten years. The Company recognized amortization expense of $2,908 for each of the quarters ended March 31, 2012 and 2011 relative to this transaction.

     Additionally, ALSC entered into a coinsurance agreement with Security National Life Insurance Company (SNL), effective January 1, 2010, to reinsure a block of traditional whole life policies and a block of deferred annuities of SNL. Under the terms of the agreement, SNL ceded to ALSC a block of deferred annuities in the amount of $2,678,931 and a block of whole life policies in the amount of $1,048,134, together with net due and deferred premiums in the amount of $12,305, advance premiums in the amount of $353, claims liabilities in the amount of $14,486, and net policy loans in the amount of $128,487.

     On the effective date of the reinsurance contract, ALSC became responsible for the losses assumed under the contract. As part of the contract, SNL agreed to pay ALSC an amount equal to the adjusted net reserves on the effective date of the agreement with respect to the liabilities reinsured as of such date. In accordance with FASB ASC 944-605-25-3, “Financial Services – Insurance, Revenue Recognition, Long-Duration Contracts” the assumed premiums paid to ALSC by SNL, along with the Company’s estimate of losses incurred, were immediately recognized into earnings. The Company recorded income of $3,729,599 that was offset by the assumption of the reserve liability, which was recorded as an increase in benefit reserve expense.

     Additionally, the Company paid an upfront ceding commission of $375,000. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the quarters ended March 31, 2012 and 2011 relative to this transaction totaled $8,700. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year.

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

     Additionally, ALSC purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the quarter ended March 31, 2012 totaled $39,533.

     Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its last analysis that all value of business acquired were recoverable. No events occurred in the first quarter that suggested a review should be undertaken.

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

     The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances indicate that the carrying value might not be recoverable. The Company assesses the recoverability of finite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable intangible asset may exceed the sum of the undiscounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset determined using the discounted cash flow method. For the year ended December 31, 2011, no impairment loss of intangible assets was recognized.

     Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. The accumulated depreciation totaled $275,034 and $228,733 as of March 31, 2012 and December 31, 2011, respectively.

     Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

     Long-lived assets are reviewed annually for impairment. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. The Company performs an impairment analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its last analysis that the long-lived assets were not impaired. No events occurred in the first quarter that suggested a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

     Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of March 31, 2012 or December 31, 2011.

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

     Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2008. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at March 31, 2012 and December 31, 2011.

     Revenue recognition and related expenses: Revenues on traditional life insurance products consist of direct and assumed premiums reported as earned when due.

     Amounts received as payment for annuities and/or non-traditional contracts such as interest sensitive whole life contracts, single payment endowment contracts, single payment juvenile contracts and other contracts without life contingencies are recognized as deposits to policyholder account balances and included in future insurance policy benefits. Revenues from these contracts are comprised of fees earned for administrative and contract-holder services, which are recognized over the period of the contracts, and included in revenue. Deposits are shown as a financing activity in the Unaudited Consolidated Statements of Cash Flows.

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

     Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At both March 31, 2012 and December 31, 2011, the Company had 9,103,654 common shares issued and outstanding.

     The Class A preferred shares are non-cumulative, non-voting and convertible to common shares after five years at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both March 31, 2012 and December 31, 2011, the Company had 74,159 preferred shares issued and outstanding.

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

     Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended March 31, 2012 and 2011 were 9,103,654 and 9,090,482 shares, respectively. The Company paid no cash dividends during the quarters ended March 31, 2012 or 2011. On April 29, 2011, the Company issued a 4% stock dividend to shareholders of record on March 31, 2011, with fractional shares rounded up to the next whole share. A total of 341,047 shares were issued under this stock dividend at a value of $5 per share, resulting in an increase in common stock and additional paid-in capital, and a corresponding charge to accumulated deficit, totaling $1,705,235. On March 28, 2012, the Board of Directors of the Company declared a 5% stock dividend, payable on May 1, 2012 to common shareholders of record as of April 17, 2012. Fractional shares were rounded up to next whole share. A total of 433,508 shares were issued under this stock dividend at par value, resulting in a nominal transfer from additional paid-in capital to common stock. The weighted average shares outstanding for the quarters ended March 31, 2012 and 2011 have been computed including the pro-forma effect of both stock dividends for comparative purposes.

     Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Secretary/Treasurer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased. The balance of the receivable as of March 31, 2012 and December 31, 2011 was $22,042 and $24,917, respectively. During the quarter ended March 31, 2012, this receivable was partially forgiven, resulting in compensation expense of $2,875.

     Risk and uncertainties: Certain risks and uncertainties are inherent in our day-to-day operations and in the process of preparing our consolidated financial statements. The more significant of those risks and uncertainties, as well as the Company’s method for mitigating the risks, are presented below and throughout the notes to the unaudited consolidated financial statements.

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

  Interest Rate Risk—Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest and dividend income represent the greatest portion of an investment’s return for most fixed maturity securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs.

  The Company attempts to mitigate its exposure to adverse interest rate movements through staggering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

  Credit Risk—The Company is exposed to credit risk through counterparties and within the investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. The Company manages its credit risk through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management.

  Equity Risk—Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock. As of March 31, 2012 and December 31, 2011, the fair value of our equity securities was $2,487,642 and $1,751,045, respectively. As of March 31, 2012 a 10% decline in the value of the equity securities would result in an unrealized loss of $248,764 as compared to an estimated unrealized loss of $175,105 as of December 31, 2011. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

     New Accounting Standards: In October 2010, the Financial Accounting Standards Board (FASB) issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company adopted this new guidance on January 1, 2012 on a prospective basis with no material impact to the consolidated financial statements.

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

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

     In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity. The updated guidance requires that all non-owner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company adopted the continuous statement approach in the first quarter of 2012.

     All other new accounting standards and updates of existing standards issued during 2011 and 2010 did not relate to accounting policies and procedures pertinent or material to the Company at this time.

Note 2. Noncontrolling Interests

     In August 2011, we acquired 2,500,000 shares of capital stock of Hot Dot, Inc. for $0.02 per share for an aggregate investment of $50,000. Subsequent to our purchase of capital stock, Hot Dot commenced a private placement of common stock. At March 31, 2012, the Company, when combined with its management and Board of Directors, held approximately 50% of the combined voting power of Hot Dot’s outstanding common stock and approximately 31% of the economic interest in Hot Dot. Hot Dot is a development stage company that has not conducted operations apart from raising capital.

     The effects of changes in our ownership interest in Hot Dot on our equity were as follows.

	As of March 31,
	2012	2011
Net loss attributable to Midwest Holding Inc.	$(669,716)	$(704,439)
Transfers (to) from noncontrolling interests:
Increase in Midwest Holding Inc.’s additional paid-in capital for Hot Dot equity issuances	272,060	—
Change from net loss attributable to Midwest Holding Inc. and transfers from noncontrolling
interests	$(397,656)	$(704,439)

     During the quarter ended September 30, 2011 control was attained on a previous noncontrolling interest in Security Capital Corporation. Subsequent to attaining control of Security Capital, the Company purchased an additional 80,000 shares increasing our ownership to approximately 60%. This is more fully described in Note 3.

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

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investments, available for sale, fixed maturities	$2,289,846
Investments, available for sale, equity securities	449,668
Mortgage loans on real estate, held for investment	685,465
Real estate, held for investment	590,010
Policy loans	241,976
Cash and cash equivalents	29,334
Amounts recoverable from reinsurers	14,393,302
Value of business acquired	824,485
Intangible asset	700,000
Property and equipment	330,419
Other assets	230,659
Excess cost over fair value of net assets acquired (goodwill)	1,129,824
Benefit reserves	(17,509,250)
Policy claims	(282,567)
Deposit-type contracts	(548,349)
Surplus note liability	(450,000)
Other liabilities	(227,058)
Total purchase price	$2,877,764

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

     The operating results of Old Reliance from the acquisition date of August 3, 2011 through March 31, 2012 are included in the unaudited consolidated statements of operations and comprehensive income.

     During the quarter ended September 30, 2011 control was attained on a previous noncontrolling interest in Security Capital Corporation. The previously held interest was remeasured at a fair value of $182,200 and a gain of $182,200 was recognized and recorded under miscellaneous income in the consolidated statements of operations and comprehensive income for the quarter ended September 30, 2011. The previously held interest had been reduced to $0 in 2009 as a result of the recognition of an impairment expense on the investment due to a lack of projected cash flows. Subsequent to the recognized impairment, an investment in a development stage entity held by Security Capital increased in value. Management determined that the carrying value approximated the fair value of Security Capital as the assets held by Security Capital consisted of cash and cash equivalents and financial instruments whose carrying value approximated fair value. Security Capital had no liabilities or non-controlling interests as of the acquisition date. The entity is a development stage company that has not conducted operations apart from raising capital. Management's policy is to record these investments at the cost of our investment until such time as the entities commence active operations or when events dictate that our investment will not be recovered. As Security Capital begins operations, there will be significant unobservable inputs into valuing Security Capital including: material non-public financial information, management judgment, estimation of future earnings and cash flows, and liquidity assumptions. The acquisition of Security Capital Corporation added cash and cash equivalents of $21,471 and investments in equity securities of $434,000 to the consolidated balance sheets. Security Capital Corporation had no revenue or earnings for the quarter ended March 31, 2012.

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc., a company organized to develop, manufacture, and market the Alert Patch. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by the Company was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. This patent asset is being amortized over fifteen years, its estimated useful life. The Company recorded amortization expense on the patent asset of $18,200 during the quarter ended March 31, 2012. The Company will continue to amortize the patent asset over its remaining useful life of fifteen years. Hot Dot had no operating revenues and operating expenses of $580,877 for the quarter ended March 31, 2012. Hot Dot is a development stage company that has not conducted operations apart from raising capital.

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

     The following unaudited pro forma information presents the combined results of the Company as though the 2011 business acquisitions of Old Reliance, Security Capital Corporation, and Hot Dot occurred on January 1, 2011. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future.

	Three months ended
	March 31,
	2012	2011
Premiums	$1,090,801	$680,407
Other income	152,576	75,041
Expenses	2,313,898	1,529,688
Net loss	(1,070,521)	(774,240)
Less: Loss attributable to noncontrolling interests	(400,805)	—
Net loss attributable to Midwest Holding Inc.	(669,716)	(774,240)
Net loss attributable to Midwest Holding Inc. per common share	$(0.07)	$(0.09)

Note 4. Investments

     The amortized cost and estimated fair value of investments classified as available-for-sale as of March 31, 2012 and December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2012:
Fixed maturities:
U.S. government obligations	$2,255,230	$46,665	$143	$2,301,752
States and political subdivisions — general obligations	1,322,802	—	35,828	1,286,974
States and political subdivisions — special revenue	1,529,430	6,408	52,788	1,483,050
Corporate	4,230,751	15,509	119,098	4,127,162
Total fixed maturities	9,338,213	68,582	207,857	9,198,938
Equity securities:
Common corporate stock	101,802	320	693	101,429
Preferred corporate stock	179,974	3,210	958	182,226
Private placement common stock	2,203,987	—	—	2,203,987
Total equity securities	2,485,763	3,530	1,651	2,487,642
Total	$11,823,976	$72,112	$209,508	$11,686,580
December 31, 2011:
Fixed maturities:
U.S. government obligations	$3,195,312	$77,062	$2,928	$3,269,446
States and political subdivisions — general obligations	1,327,136	16,978	27,793	1,316,321
States and political subdivisions — special revenue	805,631	10,414	23,989	792,056
Corporate	4,578,023	3,083	392,061	4,189,045
Total fixed maturities	9,906,102	107,537	446,771	9,566,868
Equity securities:
Common corporate stock	152,662	—	39,662	113,000
Preferred corporate stock	132,445	—	4,590	127,855
Private placement common stock	1,510,190	—	—	1,510,190
Total equity securities	1,795,297	—	44,252	1,751,045
Total	$11,701,399	$107,537	$491,023	$11,317,913

     The Company has one security that individually exceeds 10% of the total of the state and political general and special revenue categories as of March 31, 2012. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated Fair
	Cost	Value	Credit Rating
March 31, 2012:
Fixed maturities:
States and political subdivisions — general obligations
Maricopa County Arizona School District No. 31	$345,643	$333,650	AA-

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

     The following table summarizes, for all securities in an unrealized loss position at March 31, 2012 and December 31, 2011, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2012			December 31, 2011
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$437,165	$143	3	$—	$—	—
States and political subdivisions —
general obligations	1,286,974	35,828	9	783,905	27,793	6
States and political subdivisions —
special revenue	1,148,098	52,788	8	426,535	23,989	3
Corporate	1,484,312	65,949	11	2,949,535	222,280	24
Greater than 12 months:
U.S. government obligations	—	—	—	175,012	2,928	1
Corporate	1,309,836	53,149	8	996,878	169,781	7
Total fixed maturities	$5,666,385	$207,857	39	$5,331,865	$446,771	41
Equity Securities:
Less than 12 months:
Common corporate stock	87,059	693	1	113,000	39,662	3
Preferred corporate stock	46,571	958	1	27,855	4,590	1
Total equity securities	133,630	1,651	2	140,855	44,252	4
Total	$5,800,015	$209,508	41	$5,472,720	$491,023	45

     Based on our review of the securities in an unrealized loss position at March 31, 2012 and December 31, 2011, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. As of March 31, 2012, there were no individual fixed maturity securities that had a fair value to amortized cost ratio below 87%. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

     The amortized cost and estimated fair value of fixed maturity securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$10,986	$11,041
Due after one year through five years	1,377,756	1,387,823
Due after five years through ten years	5,585,436	5,502,096
Due after ten years	2,364,035	2,297,978
	$9,338,213	$9,198,938

     The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2012 and December 31, 2011, these required deposits had a total amortized cost of $2,226,299 and $2,635,248, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

     The components of net investment income for the quarters ended March 31, 2012 and 2011 are as follows:

	Quarter ended March 31,
	2012	2011
Fixed maturities	$93,353	$66,883
Equity securities	1,780	185
Cash and short-term investments	—	866
Loss from equity method investments	(17,953)	(7,915)
Other	47,119	6,226
	124,299	66,245
Less investment expenses	(10,592)	(6,686)
	$113,707	$59,559

     Proceeds for the quarters ended March 31, 2012 and 2011 from sales of investments classified as available-for-sale were $3,304,379 and $838,244, respectively. Gross gains of $83,699 and $3,537 and gross losses of $48,830 and $5,226 were realized on those sales during the quarters ended March 31, 2012 and 2011, respectively.

     The Company acquired $685,465 of mortgage loans on real estate, held for investment during the year as part of the Old Reliance acquisition. As part of the Old Reliance purchase agreement, the seller guaranteed the performance of the mortgage loans. Additionally, the Company transferred $200,000 from notes receivable to mortgage loans on real estate, held for investment during the prior year as the note receivable was restructured as a mortgage loan. As of March 31, 2012, no mortgage loans were in a delinquent status and all interest on mortgage loans was current. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the quarter ended March 31, 2012.

Quarter ended March 31, 2012
Beginning balance, December 31, 2011	$915,465
Proceeds from payments on mortgage loans on real estate,
held for investment	(34,084)
Ending balance, March 31, 2012	$881,381

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

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

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

     Equity securities: Equity securities consist principally of common stock of publicly and privately traded companies and preferred stock of publicly traded companies. The fair values of publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of a portion of our preferred equity securities are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy. The fair values of Level 3 equity securities approximate carrying value and are invested in privately-held life insurance companies. These securities have no active trading. The fair value for these securities was determined through the use of unobservable assumptions about market participants. These companies are regularly bringing new investors into their entities at or above the prices paid by the Company. Accordingly, the Company has asserted that a willing market participant would purchase the security for the same price as the Company paid until such time as the development stage company commences operations.

     Cash and cash equivalents and short-term investments: The carrying value of cash and cash equivalents and short-term investments approximate the fair value because of the short maturity of the investments.

     Policy loans: Policy loans are stated at unpaid principal balances. As these loans are fully collateralized by the cash surrender value of the underlying insurance policies, the carrying value of the policy loans approximates their fair value. Policy loans are categorized as Level 3 in the fair value hierarchy.

     Notes Receivable: Fair values for short-term notes receivable approximate carrying value. The carrying amount is a reasonable estimate of the fair value because of the relatively short time between the origination of the loan and its expected repayment. These receivables are categorized as Level 3 in the fair value hierarchy.

     Mortgage loans on real estate, held for investment: The fair values of mortgage loans on real estate, held for investment are estimated by discounting scheduled cash flows through the scheduled maturities of the loans, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. As part of the Old Reliance purchase agreement, the seller guaranteed the performance of the mortgage loans and accordingly we believe book value is equal to fair value. We periodically evaluate the financial condition of the seller and his guarantee. We know of no circumstances that indicated that the guarantor would be unable to perform nor are any loans non-performing such that his guarantee would be triggered. Mortgage loans are categorized as Level 3 in the fair value hierarchy.

     Investment-type contracts: The fair value for direct and assumed liabilities under investment-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach. Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and nonperformance risk of the liabilities. Liabilities under investment-type insurance contracts that are wholly ceded by CRLIC to a non-affiliated reinsurer are carried at cash surrender value which approximates fair value. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed. These liabilities are categorized as Level 3 in the fair value hierarchy.

     Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These liabilities are categorized as Level 3 in the fair value hierarchy.

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

     The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

		Significant
	Quoted	Other	Significant
	in Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2012
Fixed maturities:
U.S. government obligations	$—	$2,301,752	$—	$2,301,752
States and political subdivisions — general obligations	—	1,286,974	—	1,286,974
States and political subdivisions — special revenue	—	1,483,050	—	1,483,050
Corporate	—	4,127,162	—	4,127,162
Total fixed maturities	—	9,198,938	—	9,198,938
Equity securities:
Common corporate stock	101,429	—	—	101,429
Preferred corporate stock	82,226	100,000	—	182,226
Private placement common stock	—	—	2,203,987	2,203,987
Total equity securities	183,655	100,000	2,203,987	2,487,642
Total	$183,655	$9,298,938	$2,203,987	$11,686,580
December 31, 2011
Fixed maturities:
U.S. government obligations	$—	$3,269,446	$—	$3,269,446
States and political subdivisions — general obligations	—	1,316,321	—	1,316,321
States and political subdivisions — special revenue	—	792,056	—	792,056
Corporate	—	4,189,045	—	4,189,045
Total fixed maturities	—	9,566,868	—	9,566,868
Equity securities:
Common corporate stock	113,000	—	—	113,000
Preferred corporate stock	27,855	100,000	—	127,855
Private placement common stock	—	—	1,510,190	1,510,190
Total equity securities	140,855	100,000	1,510,190	1,751,045
Total	$140,855	$9,666,868	$1,510,190	$11,317,913

     No quantitative information was utilized in performing Level 3 measurements.

     The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments for the quarter ended March 31, 2012 and the year ended December 31, 2011, respectively:

	Quarter Ended	Year Ended
	March 31, 2012	December 31, 2011
	Private Placement	Private Placement
	Common Stock	Common Stock
Balance, beginning of period	$1,510,190	$873,224
Purchases	716,250	387,125
Loss from equity method investments	(17,953)	(31,659)
Return of capital	(4,500)	—
Net transfers resulting from consolidation of subsidiaries	—	281,500
Balance, end of period	$2,203,987	$1,510,190

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

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

     The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of March 31, 2012 and December 31, 2011, respectively:

	March 31, 2012
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Fixed maturities	$9,198,938	$—	$9,198,938	$—	$9,198,938
Equity securities	2,487,642	183,655	100,000	2,203,987	2,487,642
Mortgage loans on real estate, held for
investment	881,381	—	—	923,481	923,481
Policy loans	331,804	—	—	331,804	331,804
Notes receivable	27,383	—	—	27,383	27,383
Cash and cash equivalents	3,868,604	3,868,604	—	—	3,868,604
Liabilities:
Policyholder deposits
(Investment-type contracts)	12,009,687	—	—	12,307,636	12,307,636
Surplus Notes	950,000	—	—	1,087,883	1,087,883

	December 31, 2011
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Fixed maturities	$9,566,868	$—	$9,566,868	$—	$9,566,868
Equity securities	1,751,045	140,855	100,000	1,510,190	1,751,045
Mortgage loans on real estate, held for
investment	915,465	—	—	956,448	956,448
Policy loans	325,139	—	—	325,139	325,139
Notes receivable	247,382	—	—	247,382	247,382
Short-term investments	515,725	515,725	—	—	515,725
Cash and cash equivalents	2,469,725	2,469,725	—	—	2,469,725
Liabilities:
Policyholder deposits
(Investment-type contracts)	11,933,276	—	—	12,231,225	12,231,225
Surplus Notes	950,000	—	—	1,073,088	1,073,088

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

Note 6. Income Tax Matters

     Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Deferred tax assets:
Loss carryforwards	$4,632,849	$4,022,139
Capitalized costs	898,240	975,231
Unrealized losses on investments	46,715	130,385
Benefit reserves	702,081	719,530
Total deferred tax assets	6,279,885	5,847,285
Less valuation allowance	(4,479,125)	(4,259,085)
Total deferred tax assets, net of valuation allowance	1,800,760	1,588,200
Deferred tax liabilities:
Policy acquisition costs	664,890	483,887
Due premiums	100,686	58,122
Value of business acquired	366,313	383,701
Intangible assets	580,471	568,990
Property and equipment	88,400	93,500
Total deferred tax liabilities	1,800,760	1,588,200
Net deferred tax assets	$—	$—

     At March 31, 2012 and December 31, 201, the Company recorded a valuation allowance of $4,479,125 and $4,259,085, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

     In connection with our acquisition of Old Reliance Insurance Company, the Company acquired net deferred tax assets of $1,398,852. The Company determined that a valuation allowance for the entire amount was necessary. This acquisition of these net deferred tax assets and the related valuation did not impact the Company’s income tax expense during the period.

     Loss carryforwards for tax purposes as of March 31, 2012, have expiration dates that range from 2024 through 2026.

     There was no income tax expense for the quarters ended March 31, 2012 and 2011. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Quarter ended March 31,
	2012	2011
Computed expected income tax benefit	$(227,703)	$(239,509)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	5,109	1,710
Dividends received deduction	(1,246)	(44)
Other	3,800	2,681
	7,663	4,347
Tax benefit before valuation allowance	(220,040)	(235,162)
Change in valuation allowance	220,040	235,162
Net income tax expense	$—	$—

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

Note 7. Reinsurance

     A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the quarters ended March 31, 2012 and 2011 is as follows:

	March 31, 2012	December 31, 2011
Balance sheets:
Benefit and claim reserves assumed	$3,215,308	$3,249,294
Benefit and claim reserves ceded	33,584,698	33,905,987

	Quarter ended March 31,
	2012	2011
Statements of operations and comprehensive income:
Premiums assumed	$11,279	$9,745
Premiums ceded	101,883	120,667
Benefits assumed	29,513	13,542
Benefits ceded	227,459	264,961
Commissions assumed	19	17
Commissions ceded	3,815	5,526

     The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of March 31, 2012:

				Recoverable on	Total Amount
		Recoverable	Recoverable	Benefit	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	from
Reinsurer	Rating	Losses	Losses	type Contracts	Reinsurer
Security National Life Insurance Company	NR	$—	$86,487	$19,229,096	$19,315,583
Optimum Re Insurance Company	A–	—	71,528	14,053	85,581
Sagicor Life Insurance Company	A–	—	278,522	13,905,012	14,183,534
			$436,537	$33,148,161	$33,584,698

     CRLIC has a 100% coinsurance agreement with SNL whereby 100% of the business written by CRLIC is ceded to SNL. At March 31, 2012 and December 31, 2011, total benefit reserves, policy claims and deposit-type contracts ceded by CRLIC to SNL were $19,315,583 and $19,575,565, respectively. CRLIC remains contingently liable on this ceded reinsurance should SNL be unable to meet their obligations.

     During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At March 31, 2012 and December 31, 2011, total benefit reserves, policy claims and deposit-type contracts ceded by Old Reliance to Sagicor were $14,183,534 and $14,244,841, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

     The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At March 31, 2012, the Company had over 99% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $19.3 million of reinsurance recoverable.

     The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At March 31, 2012 and December 31, 2011, no contingency reserve was established.

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

Note 8. Deposit-Type Contracts

     The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the quarter ended March 31, 2012 and for the year ended December 31, 2011:

	Quarter Ended	Year Ended
	March 31, 2012	December 31, 2011
Beginning balance	$11,933,276	$11,692,181
Change in deposit-type contracts from Old Reliance
acquisition	—	548,349
Change in deposit-type contracts assumed from SNL	(13,566)	(134,846)
Change in deposit-type contracts fully ceded by CRLIC	(177,955)	(964,131)
Deposits received	265,974	818,003
Investment earnings	21,672	30,496
Withdrawals, net	(19,714)	(56,776)
Ending balance	$12,009,687	$11,933,276

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

Note 9. Intangible Assets

     Intangible assets consist of the following:

	Weighted
	average
	remaining			Net
	useful life	Gross Carrying	Accumulated	Carrying
	(months)	Amount	Amortization	Amount
March 31, 2012
Patents	174	$1,042,000	$34,733	$1,007,267
State licenses	Indefinite	700,000	—	700,000
		$1,742,000	$34,733	$1,707,267

     The Company recorded amortization expense on its patents of $18,200 for the quarter ended March 31, 2012. The Company will continue to amortize its patents over their remaining useful lives. The Company estimates it will record amortization expense as follows:

Amortization
For the Year Ended December 31,	Expense
2012	$70,300
2013	69,467
2014	69,467
2015	69,467
2016	69,467
2017 and thereafter	677,299
$1,007,267

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

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

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

     Office Lease: The Company leases office space under an agreement executed August 28, 2009 and amended on January 21, 2011 that expires on January 31, 2014. As part of the acquisition of Old Reliance, the Company assumed a lease for the headquarters of Old Reliance in Colorado Springs, Colorado that expires on December 31, 2012. Rent expense for the quarters ended March 31, 2012 and 2011 was $25,176 and $23,323, respectively. Future minimum lease payments for the remaining portion of 2012, 2013 and 2014 are $119,900, $128,240 and $10,687, respectively.

Note 11. Statutory Net Income and Surplus

     ALSC is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, CRLIC is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of ALSC and CRLIC for as of March 31, 2012 and December 31, 2011 and for the quarters ended March 31, 2012 and 2011.

	As of
	March 31, 2012	December 31, 2011
American Life - Statutory capital and surplus	$4,058,580	$4,475,661
Capital Reserve - Statutory capital and surplus	$1,385,591	$1,403,085

	Quarter ended March 31,
	2012	2011
American Life - Statutory net loss	$81,581	$214,540
Capital Reserve - Statutory net loss	$16,864	$34,539

Note 12. Surplus Notes

     Old Reliance executed two surplus notes during 2006 to First American Capital Corporation (First American), a Maryland Corporation, totaling $250,000. The notes are at 7% interest per annum and mature in September 2016. Old Reliance executed one surplus note during 2008 to David G. Elmore, in the amount of $200,000 at 7% interest per annum maturing in December 2011. As part of the Old Reliance acquisition, the Company executed a second surplus note to David G. Elmore, in the amount of $500,000 at 5% interest per annum maturing in August 2016. Any payments and/or repayments must be approved by the Arizona Department of Insurance. During the first quarter of 2012, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On April 2, 2012, the Company paid down $300,000 of principal and approximately $50,000 of accrued interest. As of March 31, 2012, the Company has accrued $159,875 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet.

Note 13. Investment in Great Plains Financial Corporation

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial Corporation (Great Plains). The purchase increased our total investment in Great Plains to 819,000 shares or $1,535,100. Our aggregate ownership percentage increased to approximately 21% as a result of the purchases.

     As a result of the increased ownership of Great Plains, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Great Plains. The effect of the change in accounting method for the quarter ended March 31, 2012, was to decrease income before provision for income taxes and net income by $7,915 ($0.00 per diluted share). The financial statements for the prior fiscal year were restated for the change in accounting method. For the effect of retroactive application of the equity method, equity securities available for sale and accumulated deficit were each decreased by $31,659 and $37,501 for the years ended December 31, 2011 and 2010, respectively. Therefore, equity securities available for sale and accumulated deficit as of the beginning of fiscal year 2012 were decreased by a total of $69,160 for the effect of the retroactive application of the equity method.

Midwest Holding Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements – Continued

Note 14. Related Party Transactions

     The Company had a consulting agreement with a corporation owned by a Board member. The agreement, approved by the Board of Directors, provided for consulting services related to capital raising and special projects. Total payments made by the Company during the quarters ended March 31, 2012 and 2011 amounted to $0 and $61,660, respectively. This agreement was terminated in December 2011.

     ALSC had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and ALSC, specifies that the corporation, a licensed insurance agency, shall receive an override commission on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. Total payments made by ALSC during the quarters ended March 31, 2012 and 2011 were $26,613 and $6,250, respectively. This agreement was terminated in October 2011; however override payments are still being made for renewal business.

Note 15. Subsequent Events

     Enchantment Capital Corp. (“Enchantment”), a New Mexico corporation, was organized in November 2010 for the purpose of forming and/or acquiring a life insurance company and operating such entities. In April 2012, Enchantment initiated a private placement of 2,600,000 shares at $0.10 per share and Midwest purchased 300,000 shares of Enchantment for an aggregate investment of $30,000. In addition, Travis Meyer, our President and a member of our Board of Directors, is Vice Chairman and a member of the original Board of Directors of Enchantment. Travis Meyer owns 200,000 shares of capital stock of Enchantment. Rick Meyer, Chairman of our Board of Directors, is Executive Vice President and a member of the original Board of Directors of Enchantment. Rick Meyer owns 200,000 shares of capital stock of Enchantment. Mark A. Oliver, our Secretary/Treasurer and a member of our Board of Directors, is Chief Executive Officer and Chairman of the Board of Enchantment. Mark Oliver owns 200,000 shares of capital stock of Enchantment. Todd Boeve, an employee of ours, is Secretary and a member of the original Board of Directors of Enchantment. Todd Boeve owns 75,000 shares of capital stock of Enchantment. Kyle Kurtenbach, an employee of ours, is Treasurer and a member of the original Board of Directors of Enchantment. Kyle Kurtenbach owns 10,000 shares of capital stock of Enchantment. Enchantment is a development stage company that has not conducted operations apart from raising capital. At the conclusion of the private placement offering, our anticipated economic interest in the company will be approximately 12%.

     On March 28, 2012, the Board of Directors of the Company declared a 5% stock dividend, payable on May 1, 2012 to common shareholders of record as of April 17, 2012. Fractional shares were rounded up to next whole share. A total of 433,508 shares were issued under this stock dividend at par value, resulting in a nominal transfer from additional paid-in capital to common stock.

     All of the effects of subsequent events that provide additional evidence about conditions that existed at March 31, 2012, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

     The Company has evaluated subsequent events through the date that the unaudited consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

     Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2011, along with any supplements in Part II below.

     All such forward-looking statements speak only as of the date of this Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Overview

     Midwest was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. Capital Reserve Life Insurance Company of Jefferson City, Missouri is a dormant, wholly owned subsidiary of American Life. Security Capital Corporation is a 60% owned subsidiary of Midwest. Hot Dot, Inc. is a 31% owned subsidiary of Midwest and Midwest controls a majority of the Board of Directors.

     From our inception through July 2006, we raised approximately $6.5 million through the sale of shares of voting common stock in several private placements. We raised approximately $11.0 million through an intrastate public offering of voting common stock in the State of Nebraska.

     On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. In its first four months of operation, between September 1, 2009 and December 31, 2009, American Life generated $354,352 in premium revenue. In 2011 and 2010, American Life generated $2.5 million and $1.9 million in premium revenue, respectively. American Life generated approximately $1.09 million of premium income in the three months ended March 31, 2012, when combined with the operating results of Old Reliance.

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

     The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception totaling approximately $11 million through March 31, 2012. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

     During the third quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital Corporation (Security Capital), an Arkansas corporation formerly known as Arkansas Security Capital Corporation. Security Capital is a development stage company that has not conducted operations apart from raising capital.

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot), a company organized to develop, manufacture, and market the Alert Patch. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by the Company was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously.

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

Critical Accounting Policies and Estimates

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is an explanation of the Company’s accounting policies and the estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of the results of operations and financial position. A detailed discussion of significant accounting policies is provided in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Unaudited Consolidated Financial Statements.

Valuation of Investments

     The Company’s principal investments are in fixed maturity securities. Fixed maturity securities, which are classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). The Company’s fair value of fixed maturity securities are derived from external brokers. The valuation of the investment portfolio involves a variety of assumptions and estimates.

     The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. The Company considers severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, projected cash flows, issuer credit ratings and whether the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to the recovery of the amortized cost.

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

     In September 2011, the FASB issued ASU 2011-08 which amends the rules for testing goodwill for impairment. Under the new rules, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company early adopted ASU 2011-08 for the December 31, 2011 annual goodwill impairment test.

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

New Accounting Standards

     A detailed discussion of new accounting standards is provided in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Unaudited Consolidated Financial Statements.

Income

     Our income prior to commencing insurance operations in 2009 came from our investments, which were nominal due to the need to maintain liquidity. When American Life commenced operations in September 2009, we also began to receive premium income from the sales of life insurance. Capital Reserve, acquired in 2010, has had minimal impact on operations as it has no premium income or related expenses. Management expects the premium writings in American Life to increase substantially in the next few years as the business continues to expand, and as assets and policy reserves grow, expects investment income to grow also. An evaluation of the best use of the assets obtained in the acquisitions of Capital Reserve and Old Reliance is ongoing.

Consolidated Results of Operations

     Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the quarters ended March 31, 2012 and 2011 are summarized in the table below.

	Quarter ended March 31,
	2012	2011
Income:
Premiums	$1,090,801	$524,942
Investment income, net of expenses	113,707	59,559
Realized gain (loss) on investments	34,869	(1,689)
Miscellaneous income	4,000	18,925
	$1,243,377	$601,737

     Premium revenue: Premium revenue in the quarter ended March 31, 2012 was $1,090,801, up $565,859 from $524,942 in the quarter ended March 31, 2011. The increase in premium revenue is primarily attributable to the acquisition of Old Reliance on August 3, 2011. Additional increases in revenues were a result of the Company’s continued growth.

     Investment income, net of expenses: The components of net investment income for the quarters ended March 31, 2012 and 2011 are as follows:

	Quarter ended March 31,
	2012	2011
Fixed maturities	$93,353	$66,883
Equity securities	1,780	185
Cash and short-term investments	—	866
Loss from equity method investments	(17,953)	(7,915)
Other	47,119	6,226
	124,299	66,245
Less investment expenses	(10,592)	(6,686)
	$113,707	$59,559

     Investment income, net of expenses was $113,707 in the 2012 period compared to $59,559 in the 2011 period. This increase is primarily a result of higher average invested balances as a result of investment of capital along with the acquisition of investments from Old Reliance. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the Other line item above.

     Expenses for the quarters ended March 31, 2012 and 2011 are summarized in the table below.

	Quarter ended March 31,
	2012	2011
Expenses:
Death and other benefits	$239,827	$1,963
Increase in benefit reserves	327,516	207,797
Amortization of deferred acquisition costs	(74,812)	148,174
Salaries and benefits	722,361	471,823
Other operating expenses	1,099,006	476,419
	$2,313,898	$1,306,176

     Death and other benefits:  Death and other policy benefits were $239,827 in the 2012 period compared to $1,963 in the 2011 period. The increase in death and other policy benefits is primarily attributable to the acquisition of Old Reliance.

     Increase in benefit reserves:  The increase in benefit reserves was $327,516 in 2012 compared to $207,797 in 2011. The increase in benefit reserves is attributable to an increase in policies in force year over year.

     Amortization of deferred acquisition costs:  Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized and amortized over the life of the premiums produced. The amortization of such costs was ($74,812) in 2012, compared to $148,174 in 2011. The negative amortization results from a one time adjustment related to our estimated amortization period for recognizing deferred acquisition costs.

     Salaries and benefits: Salaries and benefits were $722,361 in 2012 compared to $471,823 in 2011. This increase in payroll results from the hiring of additional employees year over year as a result of the current and anticipated growth of our life insurance business.

     Other expenses: Other expenses (general administrative expenses, licenses and fees, and other expenses) were $1,099,006 in 2012 compared to $476,419 in 2011. This increase is mainly the result of the continued growth of our business along with the consolidation of Hot Dot’s operations. We expect most of these expenses to continue to increase in the future as a result of increased administrative expenses necessary for the management of the anticipated growth of our life insurance business, although management intends to pursue opportunities to forge partnerships with other companies of similar size in order to achieve better economies of scale.

     Net Loss: Net loss attributable to Midwest Holding Inc. was ($669,716) for the quarter ended March 31, 2012, compared to a net loss of ($704,439) for the quarter ended March 31, 2011. The decrease in the net loss was primarily attributable to the fact that the overall increase in recurring revenues described above more than offset the overall increase in expenses. We expect our losses to continue in the future as we incur cost to grow our life insurance business.

Investments

     The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,301,752	13.3%	$3,269,446	20.0%
States and political subdivisions — general
obligations	1,286,974	7.4	1,316,321	8.0
States and political subdivisions — special revenue	1,483,050	8.5	792,056	4.8
Corporate	4,127,162	23.8	4,189,045	25.6
Total fixed maturity securities	9,198,938	53.0	9,566,868	58.4
Equity securities:
Common corporate stock	101,429	0.6	113,000	0.7
Preferred corporate stock	182,226	1.0	127,855	0.8
Private placement common stock	2,203,987	12.7	1,510,190	9.2
Total equity securities	2,487,642	14.3	1,751,045	10.7
Cash and cash equivalents	3,868,604	22.3	2,469,725	15.1
Short-term investments	—	—	515,725	3.2
Other investments:
Mortgage loans on real estate, held for investment	881,381	5.0	915,465	5.6
Real estate, held for investment	574,920	3.3	578,010	3.5
Policy loans	331,804	1.9	325,139	2.0
Notes receivable	27,383	0.2	247,382	1.5
Total	$17,370,672	100%	$16,369,359	100%

     Increases in equity securities result from the purchase of additional shares of Great Plains Financial Corporation (Great Plains). The purchases increased our total investment in Great Plains to 819,000 shares or $1,535,100. Our aggregate ownership percentage increased to approximately 21% as a result of the purchases. Decreases in fixed maturity securities and short-term investments are a result of funding our purchases of additional shares of Great Plains.

     Decreases in notes receivable are a result of payments of short-term financing arrangements made with affiliated companies to cover operating expenses during developmental stage activities. The short-term financing arrangements with Rocky Mountain Capital Corporation and Northstar Financial Corp. in the amounts of $105,000 and $115,000, respectively, were both repaid with interest during the first quarter of 2012.

     The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
		Percent	Carrying	Percent
	Carrying Value	of Total	Value	of Total
AAA and U.S. Government	$2,291,790	24.9%	$3,257,644	34.0%
AA	2,539,912	27.6	1,445,037	15.1
A	2,633,191	28.6	2,259,142	23.6
BBB	1,646,970	17.9	2,520,895	26.4
Total investment grade	9,111,863	99.0	9,482,718	99.1
BB and other	87,075	1.0	84,150	0.9
Total	$9,198,938	100%	$9,566,868	100%

     Reflecting the high quality of securities maintained by the Company, 99% and 99.1% of all fixed maturity securities were investment grade as of March 31, 2012 and December 31, 2011, respectively.

Market Risks of Financial Instruments

     The Company holds a diversified portfolio of investments that primarily includes cash, bonds, stocks, mortgage loans on real estate, held for investment, real estate, held for investment and notes receivable. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk.

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

     The Company attempts to mitigate its exposure to adverse interest rate movements through staggering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

Credit Risk

     The Company is exposed to credit risk through counterparties and within the investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. The Company manages its credit risk through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management.

Equity Risk

     Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock. As of March 31, 2012 and December 31, 2011, the fair value of our equity securities was $2,487,642 and $1,751,045, respectively. As of March 31, 2012 a 10% decline in the value of the equity securities would result in an unrealized loss of $248,764 as compared to an estimated unrealized loss of $175,105 as of December 31, 2011. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

Liquidity and Capital Resources

     Since inception, the Company’s operations have been financed primarily through the sale of voting common stock and preferred stock. As a result of delays in obtaining the Certificate of Authority for American Life, the operations have not been profitable and have generated significant operating losses since the Company was incorporated in 2003.

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

     In the quarter ended March 31, 2012, net cash used in operating activities was ($654,263) compared to cash used in operating activities of ($801,157) for the quarter ended March 31, 2011. In the first quarter of 2012, net cash provided by investing activities was $558,982 compared to net cash used in investing activities of ($154,208) in the 2011 period. The increase in cash flow provided by investing activities is primarily a result of the Company’s proceeds from payments on notes receivable from short-term financing arrangements with Rocky Mountain Capital Corporation and Northstar Financial Corp. in the amounts of $105,000 and $115,000, respectively. Additionally, the Company disposed of several short-term investments during the quarter to increase operating cash. In the first quarter of 2012, net cash provided by financing activities was $1,494,160 compared to $2,137,994 in the 2011 period. The decrease in positive cash flow from financing activities can be attributed to the decrease in proceeds from the sale of shares of voting common stock to existing shareholders in Nebraska in the first quarter of 2011 and partially offset by proceeds from issuing equity instruments and transfers from noncontrolling interests both in relation capital raising efforts through a private placement by the Company’s less than wholly owned subsidiary, Hot Dot, during the first quarter of 2012.

     At March 31, 2012, the Company had cash and cash equivalents totaling $3,868,604. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of American Life is uncertain and will require additional capital if it continues to grow.

Impact of Inflation

     Insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such losses and expenses, are known. The Company attempts, in establishing premiums, to anticipate the potential impact of inflation. If, for competitive reasons, premiums cannot be increased to anticipate inflation, this cost would be absorbed by us. Inflation also affects the rate of investment return on the investment portfolio with a corresponding effect on investment income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As a “smaller reporting company,” the Company is not required to provide disclosure pursuant to this Item.

ITEM 4. CONTROLS AND PROCEDURES.

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

PART II – FINANCIAL INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

     There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in response to Item 1A of Part I of such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. MINE SAFETY DISCLOSURES.

     Not applicable.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

EXHIBIT
NUMBER	DESCRIPTION
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2012

MIDWEST HOLDING INC.

By:	/s/ Travis Meyer
Name:	Travis Meyer
Title:	President
(Principal Executive Officer)

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Secretary/Treasurer
(Principal Financial Officer and Principal Accounting Officer)