Form 10-Q
period 2012-06-30
MIDWEST HOLDING INC.
filed 2012-08-14
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

     As of August 1, 2012, there were 9,103,654 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $9,637,689 and $9,906,102, respectively)	$9,532,536	$9,566,868
Equity securities (cost: $2,613,750 and $2,000,227, respectively)	2,619,899	1,948,410
Mortgage loans on real estate, held for investment	679,284	915,465
Real estate, held for investment	571,910	578,010
Policy loans	361,816	325,139
Notes receivable	102,383	247,382
Short-term investments	—	515,725
Total investments	13,867,828	14,096,999
Cash and cash equivalents	3,757,822	2,469,725
Amounts recoverable from reinsurers	33,347,272	33,905,987
Interest and dividends due and accrued	144,635	167,093
Due premiums	319,110	170,947
Deferred acquisition costs, net	2,608,498	2,108,395
Value of business acquired, net	1,048,407	1,128,533
Intangible assets, net	1,689,900	1,675,467
Goodwill	1,129,824	1,129,824
Property and equipment, net	477,236	508,219
Other assets	494,429	317,922
Total assets	$58,884,961	$57,679,111
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$32,359,674	$32,083,992
Policy claims	679,142	493,945
Deposit-type contracts	11,917,921	11,933,276
Advance premiums	100,886	93,304
Total policy liabilities	45,057,623	44,604,517
Accounts payable and accrued expenses	726,584	529,249
Surplus notes	650,000	950,000
Total liabilities	46,434,207	46,083,766
Commitments and Contingencies (See Note 10)
Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value. Authorized 2,000,000 shares; issued and
outstanding 74,159 shares as of June 30, 2012 and December 31, 2011	74	74
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding
9,103,654 shares as of June 30, 2012 and December 31, 2011	9,104	9,104
Additional paid-in capital	25,188,388	24,668,442
Stock subscription receivable	(19,167)	(24,917)
Accumulated deficit	(15,568,494)	(14,099,307)
Accumulated other comprehensive loss	(99,004)	(391,051)
Total Midwest Holding Inc.’s stockholders’ equity	9,510,901	10,162,345
Noncontrolling interests	2,939,853	1,433,000
Total stockholders’ equity	12,450,754	11,595,345

Total liabilities and stockholders’ equity	$58,884,961	$57,679,111

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income:
Premiums	$1,061,577	$452,154	$2,152,378	$977,096
Investment income, net of expenses	63,051	131,185	155,569	265,437
Net realized gains (losses) on investments	12,282	(12,438)	26,096	(14,127)
Miscellaneous income	12,796	8,763	16,796	27,688
	1,149,706	579,664	2,350,839	1,256,094
Expenses:
Death and other benefits	179,691	39,357	419,518	41,320
Increase in benefit reserves	455,446	187,382	782,962	395,179
Amortization of deferred acquisition costs	365,305	124,124	290,493	272,298
Salaries and benefits	733,256	571,826	1,455,617	1,043,649
Other operating expenses	519,981	589,313	1,618,987	1,065,732
	2,253,679	1,512,002	4,567,577	2,818,178
Loss before income tax expense	(1,103,973)	(932,338)	(2,216,738)	(1,562,084)
Income tax expense	—	—	—	—
Net loss	(1,103,973)	(932,338)	(2,216,738)	(1,562,084)
Less: Loss attributable to noncontrolling interests	(346,746)	—	(747,551)	—
Net loss attributable to Midwest Holding Inc.	$(757,227)	$(932,338)	$(1,469,187)	$(1,562,084)
Comprehensive income (loss), net of taxes:
Unrealized gains (losses) on investments
arising during period	43,021	68,986	318,143	25,858
Less: reclassification adjustment for net
realized (gains) losses on investments	(12,282)	12,438	(26,096)	14,127
Other comprehensive income (loss)	30,739	81,424	292,047	39,985
Comprehensive loss attributable to Midwest Holding Inc.	$(726,488)	$(850,914)	$(1,177,140)	$(1,522,099)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.08)	$(0.10)	$(0.16)	$(0.17)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

						Accumulated	Total Midwest
			Additional	Stock		Other	Holding Inc.’s		Total
	Preferred	Common	Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Receivable	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2010	$74	$8,958	$21,203,299	$—	$(10,404,190)	$(349,516)	$10,458,625	$—	$10,458,625
Issuances of common stock,
net of capital raising
expenses	—	277	1,979,392	—	—	—	1,979,669	—	1,979,669
Net loss	—	—	—	—	(1,562,084)	—	(1,562,084)	—	(1,562,084)
Other comprehensive income	—	—	—	—	—	39,985	39,985	—	39,985
Balance, June 30, 2011	$74	$9,235	$23,182,691	$—	$(11,966,274)	$(309,531)	$10,916,195	$—	$10,916,195

Balance, December 31, 2011	$74	$9,104	$24,668,442	$(24,917)	$(14,099,307)	$(391,051)	$10,162,345	$1,433,000	$11,595,345
Non cash compensation
expense	—	—	—	5,750	—	—	5,750	—	5,750
Changes in equity of
noncontrolling
interests	—	—	519,946	—	—	—	519,946	2,254,404	2,774,350
Net loss	—	—	—	—	(1,469,187)	—	(1,469,187)	(747,551)	(2,216,738)
Other comprehensive
income	—	—	—	—	—	292,047	292,047	—	292,047
Balance, June 30, 2012	$74	$9,104	$25,188,388	$(19,167)	$(15,568,494)	$(99,004)	$9,510,901	$2,939,853	$12,450,754

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(2,216,738)	$(1,562,084)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Net adjustment for premium and discount on investments	42,529	29,041
Depreciation and amortization	214,352	44,103
Deferred acquisition costs capitalized	(790,596)	(607,616)
Amortization of deferred acquisition costs	290,493	272,298
Net realized (gains) losses on investments	(26,096)	14,127
Loss (gain) from equity method investments	120,395	(133,556)
Non cash compensation expense	5,750	—
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	558,715	700,392
Interest and dividends due and accrued	22,458	(2,354)
Due premiums	(148,163)	(8,828)
Policy liabilities	(59,616)	(375,692)
Other assets and liabilities	20,828	2,031
Net cash (used in) operating activities	(1,965,689)	(1,628,138)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(6,299,591)	(2,164,736)
Sales	5,817,653	1,539,655
Proceeds from payments on mortgage loans on real estate, held for investment	236,181	—
Net change in policy loans	(36,677)	5,010
Net change in notes receivable	144,999	(30,000)
Net change in short-term investments	515,725	(10,660)
Purchases of property and equipment	(111,576)	(123)
Net cash provided by (used in) investing activities	266,714	(660,854)
Cash Flows from Financing Activities:
Net proceeds from sale of common stock	—	1,979,669
Net proceeds from issuing equity in Hot Dot, Inc.	2,774,350	—
Payments on surplus notes	(300,000)	—
Receipts on deposit-type contracts	538,983	291,869
Withdrawals on deposit-type contracts	(26,261)	(4,750)
Net cash provided by financing activities	2,987,072	2,266,788
Net increase (decrease) in cash and cash equivalents	1,288,097	(22,204)
Cash and cash equivalents:
Beginning	2,469,725	5,250,468
Ending	$3,757,822	$5,228,264

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

     During the second quarter of 2010, ALSC completed the purchase of a 100% ownership interest in CRLIC, a dormant insurance company domiciled in Missouri. The purchase was effective as of January 1, 2010. ALSC purchased CRLIC for its statutory capital and surplus plus $116,326. CRLIC is licensed in the states of Kansas and Missouri. Currently, 100% of the policies issued by CRLIC are reinsured to an unaffiliated reinsurer.

     In August, 2010, Midwest began an exempt offering of shares to existing holders in the state of Nebraska at $5.00 per share. Midwest raised approximately $7,400,000 before capital raising expenses through this offering. Additionally, Midwest offered a newly-created class of preferred shares to residents of Latin America. The preferred shares are non-voting and convert to common shares in 2015 at the rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The shares were sold at $6.00 per share and a total of 74,159 were sold in 2010.

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

     The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. The Company currently has four TPA clients, comprised of two affiliated life insurance companies and two affiliated holding companies. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. The Company has been able to perform its TPA services using its existing in-house resources.

     Basis of presentation: The accompanying consolidated financial statements include the accounts of Midwest, our wholly-owned subsidiary ALSC, ALSC’s wholly-owned subsidiary CRLIC, Midwest’s 60% owned subsidiary, Security Capital Corporation, and Midwest’s 26% owned subsidiary, Hot Dot, Inc. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2012 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. The December 31, 2011 consolidated balance sheet data was derived from the audited consolidated financial statements included in Midwest Holding Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. The December 31, 2011 consolidated financial statements were restated due to the stock dividend paid by the Company during the second quarter of 2012 (see Note 1) and due to the Company attaining significant influence over investments that were previously accounted for under the cost basis requiring the Company to account for the investees under the equity method (see Note 13). Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2011 Annual Report. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform with the current period’s presentation.

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

     The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the quarters ended June 30, 2012 or 2011.

     Included within the Company’s equity securities are certain privately placed common stocks for several recently formed holding companies organized for the purpose of forming life insurance subsidiaries. Our privately placed common stocks are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. The Company does not control these entities economically, and therefore does not consolidate these entities. The Company reports the earnings from privately placed common stocks accounted for under the equity method in net investment income.

     Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of June 30, 2012 and December 31, 2011, primarily as a result of the seller’s guaranteed performance of the mortgage loans acquired as part of the Old Reliance transaction.

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

     Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At June 30, 2012 and December 31, 2011, the cost of these investments approximates fair value due to the short duration to maturity.

     Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

     Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2012 and December 31, 2011, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

     Deferred acquisition costs: The Company adopted Accounting Standards Update (ASU) 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,”effective January 1, 2012. Under the new guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising.

     Pursuant to this guidance, the Company evaluated the types of acquisition costs it capitalizes. The Company capitalizes agent compensation and benefits and other expenses that are directly related to the successful acquisition of contracts. The Company also capitalizes expenses directly related to activities performed by the Company, such as underwriting, policy issuance, and processing fees incurred in connection with successful contract acquisitions.

     The amount of acquisition costs capitalized during the second quarter and six months ended June 30, 2012 were $503,782 and $790,596, respectively. The amount of acquisition costs that would have been capitalized during the second quarter and six months ended June 30, 2012 if the Company’s previous policy had been applied during that period would have been $321,287 and $608,101, respectively. Thus, the adoption of this guidance resulted in an $182,495 increase in the amount of acquisition costs capitalized during the two respective periods.

     Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. Acquisition costs are amortized over the premium paying period of the related policy. Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its last analysis that all deferred acquisition costs were recoverable. No events occurred in the six months ended June 30, 2012 that suggested a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table provides information about deferred acquisition costs for the six months ended June 30, 2012 and for the year ended December 31, 2011, respectively.

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Balance at beginning of period	$2,108,395	$1,267,598
Capitalization of commissions, sales and issue expenses	790,596	1,465,447
Gross amortization	(290,493)	(624,650)
Balance at end of period	$2,608,498	$2,108,395

     Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, ALSC purchased CRLIC during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis over ten years. The Company recognized amortization expense of $2,908 and $5,816 for each of the quarters and six months ended June 30, 2012 and 2011, respectively, relative to this transaction.

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

     Additionally, the Company paid an upfront ceding commission of $375,000. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the quarters and six months ended June 30, 2012 and 2011 relative to this transaction totaled $8,700 and $17,400, respectively. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year.

     Additionally, ALSC purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the quarter and six months ended June 30, 2012 totaled $17,377 and $56,910, respectively.

     Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its last analysis that all value of business acquired were recoverable. No events occurred in the six months ended June 30, 2012 that suggested a review should be undertaken.

     Goodwill and Other Intangible Assets: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. No events occurred in the six months ended June 30, 2012 that suggested a review should be undertaken.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

     Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $43,164 and $11,217 for the quarters ended June 30, 2012 and 2011, respectively. Depreciation expense totaled $86,458 and $20,887 for the six months ended June 30, 2012 and 2011, respectively. The accumulated depreciation totaled $291,107 and $228,733 as of June 30, 2012 and December 31, 2011, respectively.

     Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

     Long-lived assets are reviewed annually for impairment. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. The Company performs an impairment analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its last analysis that the long-lived assets were not impaired. No events occurred in the six months ended June 30, 2012 that suggested a review should be undertaken.

     Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of June 30, 2012 or December 31, 2011.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2008. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at June 30, 2012 and December 31, 2011.

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

     Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At both June 30, 2012 and December 31, 2011, the Company had 9,103,654 common shares issued and outstanding.

     The Class A preferred shares are non-cumulative, non-voting and convertible to common shares after five years at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both June 30, 2012 and December 31, 2011, the Company had 74,159 preferred shares issued and outstanding.

     Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended June 30, 2012 and 2011 were 9,103,654 and 9,234,330 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2012 and 2011 were 9,103,654 and 9,162,803 shares, respectively. The Company paid no cash dividends during the six months ended June 30, 2012 or 2011. On April 29, 2011, the Company issued a 4% stock dividend to shareholders of record on March 31, 2011, with fractional shares rounded up to the next whole share. A total of 341,047 shares were issued under this stock dividend at a value of $5 per share, resulting in an increase in common stock and additional paid-in capital, and a corresponding charge to accumulated deficit, totaling $1,705,235. On March 28, 2012, the Board of Directors of the Company declared a 5% stock dividend, payable on May 1, 2012 to common shareholders of record as of April 17, 2012. Fractional shares were rounded up to next whole share. A total of 433,508 shares were issued under this stock dividend at par value, resulting in a nominal transfer from additional paid-in capital to common stock, which was presented in the consolidated financial statements as if the dividend had occurred as of the earliest period presented. The weighted average shares outstanding for the quarters and six month periods ended June 30, 2012 and 2011 have been computed including the pro-forma effect of both stock dividends for comparative purposes.

     Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Secretary/Treasurer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased. The balance of the receivable as of June 30, 2012 and December 31, 2011 was $19,167 and $24,917, respectively. This receivable was partially forgiven, resulting in non cash compensation expense of $2,875 and $5,750 for the quarter and six months ended June 30, 2012, respectively. No portion of the receivable was forgiven during the quarter or six months ended June 30, 2011.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

  Equity Risk—Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock. As of June 30, 2012 and December 31, 2011, the fair value of our equity securities was $2,619,899 and $1,948,410, respectively. As of June 30, 2012 a 10% decline in the value of the equity securities would result in an unrealized loss of $261,990 as compared to an estimated unrealized loss of $194,841 as of December 31, 2011. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     New Accounting Standards: In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and no early adoption is permitted. The Company adopted this new guidance on January 1, 2012 with no material impact to the consolidated financial statements.

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

     In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for us beginning in the fourth quarter of 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

     All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

Note 2. Noncontrolling Interests

     In August 2011, we acquired 2,500,000 shares of capital stock of Hot Dot, Inc. for $0.02 per share for an aggregate investment of $50,000. Subsequent to our purchase of capital stock, Hot Dot commenced a private placement of common stock. At June 30, 2012, the Company, when combined with its management and Board of Directors, held approximately 50% of the combined voting power of Hot Dot’s outstanding common stock and approximately 26% of the economic interest in Hot Dot. Hot Dot is a development stage company that has not conducted operations apart from raising capital.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The effects of changes in our ownership interest in Hot Dot on our equity were as follows.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss attributable to Midwest Holding Inc.	$(757,227)	$(932,338)	$(1,469,187)	$(1,562,084)
Transfers (to) from noncontrolling interests:
Increase in Midwest Holding Inc.’s additional paid-in
capital for Hot Dot equity issuances, net of change in
ownership	247,886	—	519,946	—
Change from net loss attributable to Midwest Holding Inc.
and transfers from noncontrolling interests	$(509,341)	$(932,338)	$(949,241)	$(1,562,084)

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     During the quarter ended September 30, 2011 control was attained on a previous noncontrolling interest in Security Capital Corporation. Midwest’s previously held interest in Security Capital had been reduced to $0 in 2009 as a result of the recognition of an impairment expense on the investment. Management determined that an impairment was necessary due to a lack of projected cash flows from Security Capital’s stock sales and anticipation by management that stock sales would cease in Security Capital’s investment in a development stage entity due to unfavorable economic conditions encountered beginning in 2008. Security Capital did not have any liabilities or noncontrolling interests as of December 31, 2009. The assets of Security Capital as of December 31, 2009 were as follows:

December 31,
2009
Assets
Equity securities	$35,000
Cash and cash equivalents	21,471
Total assets	$56,471

     Subsequent to the recognized impairment in 2009, an investment held by Security Capital in a development stage entity, Northern Plains Capital Corporation (Northern Plains) increased in value as the development stage entity met its stock sales targets and began formation of a life insurance subsidiary.

     Midwest purchased additional shares of Security Capital, bringing its total ownership to approximately 60% and triggering the need for consolidation and revaluation of the entire holding of Security Capital. Security Capital did not have any liabilities or noncontrolling interests as of September 30, 2011. The assets of Security Capital as of September 30, 2011 were as follows:

September 30,
2011
Assets
Equity securities	$434,000
Cash and cash equivalents	21,471
Total assets	$455,471

     Management determined the fair value of the equity security in Northern Plains by multiplying Security Capital’s ownership by the book value of Northern Plains on the acquisition date. Management notes that this security had no active trading. The fair value for this security was determined through the use of unobservable assumptions about market participants. Northern Plains was regularly selling additional shares of stock at or above the fair value assigned to Security Capital’s shares by management at the acquisition date. Accordingly, management has asserted that a willing market participant would purchase the security for the same price assigned to Security Capital’s shares by management at the acquisition date until such time as the development stage company commences operations.

     The acquisition of Security Capital added cash and cash equivalents of $21,471 and investments in equity securities of $434,000 to the consolidated balance sheets. Security Capital had no revenue or earnings for the quarter or six months ended June 30, 2012.

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc., a company organized to develop, manufacture, and market the Alert Patch. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by the Company was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. This patent asset is being amortized over fifteen years, its estimated useful life. The Company recorded amortization expense on the patent asset of $17,367 and $35,567 during the quarter and six months ended June 30, 2012, respectively. The Company will continue to amortize the patent asset over its remaining useful life of fifteen years. Hot Dot had no operating revenues and operating expenses of $432,889 and $1,013,766 for the quarter and six months ended June 30, 2012, respectively. Hot Dot is a development stage company that has not conducted operations apart from raising capital.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following unaudited pro forma information presents the combined results of the Company as though the 2011 business acquisitions of Old Reliance, Security Capital, and Hot Dot occurred on January 1, 2011. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future.

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Premiums	$1,061,577	$607,619	$2,152,378	$1,288,026
Other income	88,129	199,789	198,461	274,830
Expenses	(2,253,679)	(1,734,852)	(4,567,577)	(3,264,540)
Net loss	(1,103,973)	(927,444)	(2,216,738)	(1,701,684)
Less: Loss attributable to noncontrolling interests	(346,746)	—	(747,551)	—
Net loss attributable to Midwest Holding Inc.	(757,227)	(927,444)	(1,469,187)	(1,701,684)
Net loss attributable to Midwest Holding Inc. per common share	$(0.08)	$(0.10)	$(0.16)	$(0.19)

Note 4. Investments

     The amortized cost and estimated fair value of investments classified as available-for-sale as of June 30, 2012 and December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2012:
Fixed maturities:
U.S. government obligations	$2,142,084	$88,485	$2	$2,230,567
States and political subdivisions — general obligations	1,432,863	7,354	20,720	1,419,497
States and political subdivisions — special revenue	1,456,806	1,390	45,932	1,412,264
Corporate	4,605,936	11,439	147,167	4,470,208
Total fixed maturities	9,637,689	108,668	213,821	9,532,536
Equity securities:
Common corporate stock	101,802	—	21,770	80,032
Preferred corporate stock	179,973	5,047	—	185,020
Private placement common stock	2,331,975	22,872	—	2,354,847
Total equity securities	2,613,750	27,919	21,770	2,619,899
Total	$12,251,439	$136,587	$235,591	$12,152,435
December 31, 2011:
Fixed maturities:
U.S. government obligations	$3,195,312	$77,062	$2,928	$3,269,446
States and political subdivisions — general obligations	1,327,136	16,978	27,793	1,316,321
States and political subdivisions — special revenue	805,631	10,414	23,989	792,056
Corporate	4,578,023	3,083	392,061	4,189,045
Total fixed maturities	9,906,102	107,537	446,771	9,566,868
Equity securities:
Common corporate stock	152,662	—	39,662	113,000
Preferred corporate stock	132,445	—	4,590	127,855
Private placement common stock	1,715,120	4,191	11,756	1,707,555
Total equity securities	2,000,227	4,191	56,008	1,948,410
Total	$11,906,329	$111,728	$502,779	$11,515,278

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The Company has one security that individually exceeds 10% of the total of the state and political general and special revenue categories as of June 30, 2012. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated Fair
	Cost	Value	Credit Rating
June 30, 2012:
Fixed maturities:
States and political subdivisions — general obligations
Maricopa County Arizona School District No. 31	$345,024	$337,263	AA-

     The following table summarizes, for all securities in an unrealized loss position at June 30, 2012 and December 31, 2011, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2012			December 31, 2011
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$203,546	$2	1	$—	$—	—
States and political subdivisions —
general obligations	927,880	20,720	6	783,905	27,793	6
States and political subdivisions —
special revenue	1,333,307	45,932	11	426,535	23,989	3
Corporate	2,502,142	83,161	18	2,949,535	222,280	24
Greater than 12 months:
U.S. government obligations	—	—	—	175,012	2,928	1
Corporate	1,148,172	64,006	8	996,878	169,781	7
Total fixed maturities	$6,115,047	$213,821	44	$5,331,865	$446,771	41
Equity Securities:
Less than 12 months:
Common corporate stock	80,032	21,770	2	113,000	39,662	3
Preferred corporate stock	—	—	—	27,855	4,590	1
Private placement common stock	—	—	—	513,620	11,756	1
Total equity securities	80,032	21,770	2	654,475	56,008	5
Total	$6,195,079	$235,591	46	$5,986,340	$502,779	46

     Based on our review of the securities in an unrealized loss position at June 30, 2012 and December 31, 2011, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. As of June 30, 2012, there were no individual fixed maturity securities that had a fair value to amortized cost ratio below 84%. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The amortized cost and estimated fair value of fixed maturities at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$16,654	$16,369
Due after one year through five years	2,280,061	2,273,987
Due after five years through ten years	5,018,218	4,955,714
Due after ten years	2,322,756	2,286,466
	$9,637,689	$9,532,536

     The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2012 and December 31, 2011, these required deposits had a total amortized cost of $2,218,898 and $2,635,248 and fair values of $2,308,492 and $2,695,793, respectively.

     The components of net investment income for the quarters and six months ended June 30, 2012 and 2011 are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fixed maturities	$99,496	$69,287	$213,904	$136,170
Equity securities	754	130	2,534	315
Cash and short-term investments	—	909	—	1,775
(Loss) gain from equity method investments	(60,198)	66,778	(120,395)	133,556
Other	34,196	2,094	81,315	8,320
	74,248	139,198	177,358	280,136
Less investment expenses	(11,197)	(8,013)	(21,789)	(14,699)
	$63,051	$131,185	$155,569	$265,437

     Proceeds for the quarters ended June 30, 2012 and 2011 from sales of investments classified as available-for-sale were $2,513,274 and $701,411, respectively. Gross gains of $20,789 and $2,589 and gross losses of $8,507 and $15,027 were realized on those sales during the quarters ended June 30, 2012 and 2011, respectively. Proceeds for the six months ended June 30, 2012 and 2011 from sales of investments classified as available-for-sale were $5,817,653 and $1,539,655, respectively. Gross gains of $69,421 and $6,126 and gross losses of $43,325 and $20,253 were realized on those sales during the six months ended June 30, 2012 and 2011, respectively.

     The Company acquired $685,465 of mortgage loans on real estate, held for investment during the prior year as part of the Old Reliance acquisition. As part of the Old Reliance purchase agreement, the seller guaranteed the performance of the mortgage loans. Additionally, the Company transferred $200,000 from notes receivable to mortgage loans on real estate, held for investment during the prior year as the note receivable was restructured as a mortgage loan. As of June 30, 2012, no mortgage loans were in a delinquent status and all interest on mortgage loans was current. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the six months ended June 30, 2012 and the year ended December 31, 2011.

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Balance at beginning of period	$915,465	$—
Acquired	—	685,465
Transfer of note receivable to mortgage loans on real estate, held for investment	—	200,000
Originations	—	30,000
Proceeds from payments on mortgage loans on real estate, held for investment	(236,181)	—
Balance at end of period	$679,284	$915,465

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

     Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended June 30, 2012, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

     The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

		Significant
	Quoted	Other	Significant
	in Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2012
Fixed maturities:
U.S. government obligations	$—	$2,230,567	$—	$2,230,567
States and political subdivisions — general obligations	—	1,419,497	—	1,419,497
States and political subdivisions — special revenue	—	1,412,264	—	1,412,264
Corporate	—	4,470,208	—	4,470,208
Total fixed maturities	—	9,532,536	—	9,532,536
Equity securities:
Common corporate stock	80,032	—	—	80,032
Preferred corporate stock	85,020	100,000	—	185,020
Private placement common stock	—	—	2,354,847	2,354,847
Total equity securities	165,052	100,000	2,354,847	2,619,899
Total	$165,052	$9,632,536	$2,354,847	$12,152,435
December 31, 2011
Fixed maturities:
U.S. government obligations	$—	$3,269,446	$—	$3,269,446
States and political subdivisions — general obligations	—	1,316,321	—	1,316,321
States and political subdivisions — special revenue	—	792,056	—	792,056
Corporate	—	4,189,045	—	4,189,045
Total fixed maturities	—	9,566,868	—	9,566,868
Equity securities:
Common corporate stock	113,000	—	—	113,000
Preferred corporate stock	27,855	100,000	—	127,855
Private placement common stock	—	—	1,707,555	1,707,555
Total equity securities	140,855	100,000	1,707,555	1,948,410
Total	$140,855	$9,666,868	$1,707,555	$11,515,278

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     No quantitative information was utilized in performing Level 3 measurements.

     There were no transfers of financial instruments between Level 1 and Level 2 during the six months ended June 30, 2012 or the year ended December 31, 2011. The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively:

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Balance, beginning of period	$1,707,555	$999,556
Purchases	746,250	387,125
(Loss) gain from equity method investments	(120,395)	82,828
Unrealized gains (losses) on equity method investments arising during period	30,437	(43,454)
Return of capital	(9,000)	—
Net transfers resulting from consolidation of subsidiaries	—	281,500
Balance, end of period	$2,354,847	$1,707,555

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

     The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of June 30, 2012 and December 31, 2011, respectively:

	June 30, 2012
		Fair Value Measurements at Reporting Date Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:
Fixed maturities	$9,532,536	$—	$9,532,536	$—	$9,532,536
Equity securities	2,619,899	165,052	100,000	2,354,847	2,619,899
Mortgage loans on real estate, held for
investment	679,284	—	—	719,040	719,040
Policy loans	361,816	—	—	361,816	361,816
Notes receivable	102,383	—	—	102,383	102,383
Cash and cash equivalents	3,757,822	3,757,822	—	—	3,757,822
Liabilities:
Policyholder deposits
(Investment-type contracts)	11,917,921	—	—	12,215,870	12,215,870
Surplus Notes	650,000	—	—	749,934	749,934

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	December 31, 2011
		Fair Value Measurements at Reporting Date Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
Assets:
Fixed maturities	$9,566,868	$—	$9,566,868	$—	$9,566,868
Equity securities	1,948,410	140,855	100,000	1,707,555	1,948,410
Mortgage loans on real estate, held for
investment	915,465	—	—	956,448	956,448
Policy loans	325,139	—	—	325,139	325,139
Notes receivable	247,382	—	—	247,382	247,382
Short-term investments	515,725	515,725	—	—	515,725
Cash and cash equivalents	2,469,725	2,469,725	—	—	2,469,725
Liabilities:
Policyholder deposits
(Investment-type contracts)	11,933,276	—	—	12,231,225	12,231,225
Surplus Notes	950,000	—	—	1,073,088	1,073,088

Note 6. Income Tax Matters

     Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Deferred tax assets:
Loss carryforwards	$4,748,425	$4,022,139
Capitalized costs	898,240	975,231
Unrealized losses on investments	41,438	130,385
Benefit reserves	815,382	719,530
Total deferred tax assets	6,503,485	5,847,285
Less valuation allowance	(4,694,070)	(4,259,085)
Total deferred tax assets, net of valuation allowance	1,809,415	1,588,200
Deferred tax liabilities:
Policy acquisition costs	686,594	483,887
Due premiums	108,497	58,122
Value of business acquired	356,458	383,701
Intangible assets	574,566	568,990
Property and equipment	83,300	93,500
Total deferred tax liabilities	1,809,415	1,588,200
Net deferred tax assets	$—	$—

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     At June 30, 2012 and December 31, 2011, the Company recorded a valuation allowance of $4,694,070 and $4,259,085, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

     In connection with our acquisition of Old Reliance Insurance Company, the Company acquired net deferred tax assets of $1,398,852. The Company determined that a valuation allowance for the entire amount was necessary. This acquisition of these net deferred tax assets and the related valuation did not impact the Company’s income tax expense during the period.

     Loss carryforwards for tax purposes as of June 30, 2012, have expiration dates that range from 2024 through 2026.

     There was no income tax expense for the quarters or six months ended June 30, 2012 and 2011. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Computed expected income tax benefit	$(257,457)	$(316,995)	$(499,524)	$(531,109)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	27,957	3,187	33,066	4,897
Dividends received deduction	(528)	(31)	(1,774)	(75)
Other	15,083	(22,712)	33,247	(45,426)
	42,512	(19,556)	64,539	(40,604)
Tax benefit before valuation allowance	(214,945)	(336,551)	(434,985)	(571,713)
Change in valuation allowance	214,945	336,551	434,985	571,713
Net income tax expense	$—	$—	$—	$—

Note 7. Reinsurance

     A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the quarters and six months ended June 30, 2012 and 2011 is as follows:

			June 30, 2012	December 31, 2011
Balance sheets:
Benefit and claim reserves assumed			$3,062,176	$3,249,294
Benefit and claim reserves ceded			33,347,272	33,905,987

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statements of operations and comprehensive income:
Premiums assumed	$8,699	$7,774	$19,978	$17,519
Premiums ceded	118,554	77,092	220,437	219,768
Benefits assumed	21,767	24,541	51,280	38,083
Benefits ceded	173,384	200,532	400,843	465,493
Commissions assumed	16	5	35	22
Commissions ceded	3,322	4,826	7,137	10,352

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of June 30, 2012:

				Recoverable on	Total Amount
		Recoverable	Recoverable	Benefit	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	from
Reinsurer	Rating	Losses	Losses	type Contracts	Reinsurer
Security National Life Insurance Company	NR	$—	$93,788	$18,942,491	$19,036,279
Optimum Re Insurance Company	A–	—	71,528	14,053	85,581
Sagicor Life Insurance Company	A–	—	434,673	13,790,739	14,225,412
			$599,989	$32,747,283	$33,347,272

     CRLIC has a 100% coinsurance agreement with SNL whereby 100% of the business written by CRLIC is ceded to SNL. At June 30, 2012 and December 31, 2011, total benefit reserves, policy claims and deposit-type contracts ceded by CRLIC to SNL were $19,036,279 and $19,575,565, respectively. CRLIC remains contingently liable on this ceded reinsurance should SNL be unable to meet their obligations.

     During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At June 30, 2012 and December 31, 2011, total benefit reserves, policy claims and deposit-type contracts ceded by Old Reliance to Sagicor were $14,225,412 and $14,244,841, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

     The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At June 30, 2012, the Company had over 99% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $19 million of reinsurance recoverable.

     The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At June 30, 2012 and December 31, 2011, no contingency reserve was established.

Note 8. Deposit-Type Contracts

     The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the quarter ended June 30, 2012 and for the year ended December 31, 2011:

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Beginning balance	$11,933,276	$11,692,181
Change in deposit-type contracts from Old Reliance
acquisition	—	548,349
Change in deposit-type contracts assumed from SNL	(164,973)	(134,846)
Change in deposit-type contracts fully ceded by CRLIC	(403,676)	(964,131)
Deposits received	538,983	818,003
Investment earnings	40,572	30,496
Withdrawals, net	(26,261)	(56,776)
Ending balance	$11,917,921	$11,933,276

     Under the terms of ALSC’s coinsurance agreement with SNL, ALSC assumes certain deposit-type contract obligations, as shown in the table above. Additionally, CRLIC cedes 100% of its direct business to SNL. Accordingly, this amount is presented within the corresponding single line above. The remaining deposits, withdrawals and interest credited represent those for ALSC’s direct business.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 9. Intangible Assets

     Intangible assets consist of the following:

	Weighted
	average
	remaining			Net
	useful life	Gross Carrying	Accumulated	Carrying
	(months)	Amount	Amortization	Amount
June 30, 2012
Patents	171	$1,042,000	$52,100	$989,900
State licenses	Indefinite	700,000	—	700,000
		$1,742,000	$52,100	$1,689,900

     The Company recorded amortization expense on its patents of $17,367 and $35,567 for the quarter and six months ended June 30, 2012, respectively. There was no amortization expense recorded for the similar period in 2011. The Company will continue to amortize its patents over their remaining useful lives. The Company estimates it will record amortization expense as follows:

Amortization
For the Year Ended December 31,	Expense
Remainder of 2012	$34,733
2013	69,467
2014	69,467
2015	69,467
2016	69,467
2017 and thereafter	677,299
$989,900

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

     In accordance with U.S. GAAP, the Company establishes an accrued liability for litigation and regulatory matters when the future event is probable and its impact can be reasonably estimated. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. There were no such liabilities accrued as of June 30, 2012 or December 31, 2011.

     Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed August 28, 2009 and amended on January 21, 2011 that expires on January 31, 2014. As part of the acquisition of Old Reliance, the Company assumed a lease for the headquarters of Old Reliance in Colorado Springs, Colorado that expires on December 31, 2012. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expires on May 1, 2015. Rent expense for the quarters ended June 30, 2012 and 2011 was $38,573 and $23,117, respectively. Rent expense for the six months ended June 30, 2012 and 2011 was $63,749 and $46,440, respectively. Future minimum lease payments for the remaining portion of 2012, 2013, 2014, and 2015 are $77,038, $146,240, $28,687 and $6,000, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 11. Statutory Net Income and Surplus

     ALSC is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, CRLIC is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of ALSC and CRLIC for as of June 30, 2012 and December 31, 2011 and for the six months ended June 30, 2012 and 2011.

	As of
	June 30, 2012	December 31, 2011
American Life - Statutory capital and surplus	$2,662,342	$3,770,981
Capital Reserve - Statutory capital and surplus	$1,360,597	$1,406,168

	Six Months Ended June 30,
	2012	2011
American Life - Statutory net loss	$808,640	$647,479
Capital Reserve - Statutory net loss	$45,571	$59,205

Note 12. Surplus Notes

     Old Reliance executed two surplus notes during 2006 to First American Capital Corporation (First American), a Maryland Corporation, totaling $250,000. The notes are at 7% interest per annum and mature in September 2016. Old Reliance executed one surplus note during 2008 to David G. Elmore, in the amount of $200,000 at 7% interest per annum maturing in December 2011. As part of the Old Reliance acquisition, the Company executed a second surplus note to David G. Elmore, in the amount of $500,000 at 5% interest per annum maturing in August 2016. Any payments and/or repayments must be approved by the Arizona Department of Insurance. During the first quarter of 2012, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On April 2, 2012, the Company paid down $300,000 of principal and approximately $50,000 of accrued interest. As of June 30, 2012, the Company has accrued $120,130 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet.

Note 13. Investment in Great Plains Financial Corporation and First Wyoming Capital Corporation

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial Corporation (Great Plains). The purchase increased our total investment in Great Plains to 819,000 shares. Our aggregate ownership percentage increased to approximately 21% as a result of the purchases.

     As a result of the increased ownership of Great Plains, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Great Plains. The effect of the change in accounting method for the quarter and the six months ended June 30, 2012, was to decrease income before provision for income taxes and net income by $74,485 ($0.01 per diluted share) and $148,970 ($0.02 per diluted share), respectively, and to increase unrealized gains by $6,992 and $13,983, respectively. The Company’s consolidated financial statements have been restated to present its equity method investment in Great Plains as of the earliest period presented. For the effect of retroactive application of the equity method, equity securities available for sale, accumulated deficit, and accumulated other comprehensive loss were decreased by $246,413, $214,715, and $31,698, respectively, for the year ended December 31, 2011. Equity securities available for sale and accumulated deficit were decreased by $21,502 and $57,391, respectively, and accumulated other comprehensive loss was increased by $35,889 for the year ended December 31, 2010. Therefore, equity securities available for sale and accumulated deficit were decreased by a total of $267,915 and $272,106, respectively, and accumulated other comprehensive loss was increased by a total of $4,191 as of the beginning of fiscal year 2012 for the effect of the retroactive application of the equity method.

     During the second quarter of 2012, the Company obtained significant influence over First Wyoming Capital Corporation (First Wyoming) by filling First Wyoming’s top executive management positions and a majority of its board of director seats with employees and directors of the Company. Our total investment in First Wyoming is 350,000 shares. Our aggregate ownership percentage was approximately 8% as of June 30, 2012.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     As a result of obtaining significant influence of First Wyoming, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of First Wyoming. The effect of the change in accounting method for the quarter and the six months ended June 30, 2012, was to increase income before provision for income taxes and net income by $14,287 ($0.00 per diluted share) and $28,574 ($0.00 per diluted share), respectively, and to increase unrealized gains by $8,227 and $16,454, respectively. The Company’s consolidated financial statements have been restated to present its equity method investment in First Wyoming as of the earliest period presented. For the effect of retroactive application of the equity method, equity securities available for sale and accumulated deficit were increased by $285,787 and $297,543, respectively, and accumulated other comprehensive loss was decreased by $11,756 for the year ended December 31, 2011. Equity securities available for sale and accumulated deficit were each increased by $110,333 for the year ended December 31, 2010. Therefore, equity securities available for sale and accumulated deficit were increased by $396,120 and $407,876, respectively, and accumulated other comprehensive loss was decreased by a total of $11,756 as of the beginning of fiscal year 2012 for the effect of the retroactive application of the equity method.

Note 14. Related Party Transactions

     The Company had a consulting agreement with a corporation owned by a Board member. The agreement, approved by the Board of Directors, provided for consulting services related to capital raising and special projects. Total payments made by the Company during the quarter ended June 30, 2012 and 2011 amounted to $0 and $48,295, respectively. Total payments made by the Company during the six months ended June 30, 2012 and 2011 amounted to $0 and $109,955, respectively. This agreement was terminated in December 2011.

     ALSC had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and ALSC, specifies that the corporation, a licensed insurance agency, shall receive an override commission on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. Total payments made by ALSC during the quarter ended June 30, 2012 and 2011 were $1,685 and $2,083, respectively. Total payments made by ALSC during the six months ended June 30, 2012 and 2011 were $28,298 and $8,333, respectively. This agreement was terminated in October 2011; however override payments are still being made for renewal business.

     The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. We currently have four TPA clients, comprised of two affiliated life insurance companies and two affiliated holding companies. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the quarter and six months ended June 30, 2012 amounted to $12,796.

Note 15. Subsequent Events

     All of the effects of subsequent events that provide additional evidence about conditions that existed at June 30, 2012, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

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

Overview

     Midwest was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. Capital Reserve Life Insurance Company of Jefferson City, Missouri is a dormant, wholly owned subsidiary of American Life. Security Capital Corporation is a 60% owned subsidiary of Midwest. Hot Dot, Inc. is a 26% owned subsidiary of Midwest and Midwest controls a majority of the Board of Directors.

     From our inception through July 2006, we raised approximately $6.5 million through the sale of shares of voting common stock in several private placements. We raised approximately $11.0 million through an intrastate public offering of voting common stock in the State of Nebraska.

     On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. In its first four months of operation, between September 1, 2009 and December 31, 2009, American Life generated $354,352 in premium revenue. In 2011 and 2010, American Life generated $2.5 million and $1.9 million in premium revenue, respectively. American Life generated approximately $1.06 million and $2.15 million of premium income in the quarter and six months ended June 30, 2012, respectively, when combined with the operating results of Old Reliance.

     On June 20, 2010, American Life acquired Capital Reserve in exchange for a cash payment of approximately $1.9 million. This transaction added approximately a like amount of assets to American Life. Further, with the insurance charters acquired from Capital Reserve, we obtained access to additional markets in Missouri and Kansas.

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

     On July 12, 2010, in order to provide additional capital to support our continued growth, we commenced an offering of up to 2,000,000 additional shares of voting common stock to existing shareholders who were residents of the State of Nebraska. This offering was completed on February 28, 2011 and a total of 1,554,326 additional shares of voting common stock were sold. The gross proceeds of this sale were approximately $7.7 million. These proceeds were used to fund the acquisition of Old Reliance Insurance Company as described below, to further capitalize our insurance operations, for working capital and for other general corporate purposes.

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

     The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception totaling approximately $12 million through June 30, 2012. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

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

     The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. We currently have four TPA clients, comprised of two affiliated life insurance companies and two affiliated holding companies. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources.

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

Valuation of Investments

     The Company’s principal investments are in fixed maturity securities. Fixed maturity securities, which are classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). The Company utilizes external independent third-party pricing services to determine its fair values on investment securities available for sale. The Company reviews prices received from service providers for reasonableness and unusual fluctuations but generally accepts the price identified from the primary pricing service. In the event that a price is not available from a third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security.

     Each quarter, the Company evaluates the prices received from third-party security pricing services to ensure that the prices represent a reasonable estimate of the fair value within the macro-economic environment, sector factors, and overall pricing trends and expectations. The Company corroborates and validates the primary pricing sources through a variety of procedures that include but are not limited to comparison to additional independent third-party pricing services or brokers, where possible; a review of third-party pricing service methodologies; back testing; and comparison of prices to actual trades for specific securities where observable data exists. In addition, the Company analyzes the primary third-party pricing service’s methodologies and related inputs and also evaluates the various types of securities in its investment portfolio to determine an appropriate fair value hierarchy. Finally, the Company also performs additional evaluations when individual prices fall outside tolerance levels for prices received from third-party pricing services.

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

Consolidated Results of Operations

     Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the quarters and six months ended June 30, 2012 and 2011 are summarized in the table below.

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income:
Premiums	$1,061,577	$452,154	$2,152,378	$977,096
Investment income, net of expenses	63,051	131,185	155,569	265,437
Net realized gains (losses) on investments	12,282	(12,438)	26,096	(14,127)
Miscellaneous income	12,796	8,763	16,796	27,688
	$1,149,706	$579,664	$2,350,839	$1,256,094

     Premium revenue: Premium revenue in the quarter ended June 30, 2012 was $1,061,577 compared to $452,154 in the quarter ended June 30, 2011. Premium revenue in the six months ended June 30, 2012 was $2,152,378 compared to $977,096 in the six months ended June 30, 2011. The increase in premium revenue is primarily attributable to the acquisition of Old Reliance and the Company’s continued growth.

     Investment income, net of expenses: The components of net investment income for the quarters and six months ended June 30, 2012 and 2011 are as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Fixed maturities	$99,496	$69,287	$213,904	$136,170
Equity securities	754	130	2,534	315
Cash and short-term investments	—	909	—	1,775
(Loss) gain from equity method investments	(60,198)	66,778	(120,395)	133,556
Other	34,196	2,094	81,315	8,320
	74,248	139,198	177,358	280,136
Less investment expenses	(11,197)	(8,013)	(21,789)	(14,699)
	$63,051	$131,185	$155,569	$265,437

     Investment income, net of expenses was $63,051 in the quarter ended June 30, 2012 compared to $131,185 in the quarter ended June 30, 2011. Investment income, net of expenses was $155,569 in the six months ended June 30, 2012 compared to $265,437 in the six months ended June 30, 2011. This decrease is a result of overall losses on our equity method investments during 2012 and is partially offset by increases in investment income due to higher average invested balances as a result of investment of capital along with the acquisition of investments from Old Reliance. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above.

Expenses for the quarters and six months ended June 30, 2012 and 2011 are summarized in the table below.

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expenses:
Death and other benefits	$179,691	$39,357	$419,518	$41,320
Increase in benefit reserves	455,446	187,382	782,962	395,179
Amortization of deferred acquisition costs	365,305	124,124	290,493	272,298
Salaries and benefits	733,256	571,826	1,455,617	1,043,649
Other operating expenses	519,981	589,313	1,618,987	1,065,732
	$2,253,679	$1,512,002	$4,567,577	$2,818,178

     Death and other benefits: Death and other policy benefits were $179,691 in the quarter ended June 30, 2012 compared to $39,357 in the quarter ended June 30, 2011. Death and other policy benefits were $419,518 in the six months ended June 30, 2012 compared to $41,320 in the six months ended June 30, 2011. The increase in death and other policy benefits is primarily attributable to the acquisition of Old Reliance.

     Increase in benefit reserves: The increase in benefit reserves was $455,446 in the quarter ended June 30, 2012 compared to $187,382 in the quarter ended June 30, 2011. The increase in benefit reserves was $782,962 in the six months ended June 30, 2012 compared to $395,179 in the six months ended June 30, 2011. The increase in benefit reserves is attributable to an increase in policies in force year over year.

     Amortization of deferred acquisition costs: Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized and amortized over the life of the premiums produced. The amortization of such costs was $365,305 in the quarter ended June 30, 2012, compared to $124,124 in the quarter ended June 30, 2011. The amortization of such costs was $290,493 in the six months ended June 30, 2012, compared to $272,298 in the six months ended June 30, 2011. The increase in amortization, results from an increase in the balances of deferred acquisition costs period over period. During the first quarter of 2012, the Company recorded a one time adjustment related to our estimated amortization period for recognizing deferred acquisition costs creating a negative amortization amount.

     Salaries and benefits: Salaries and benefits were $733,256 in the quarter ended June 30, 2012 compared to $571,826 in the quarter ended June 30, 2011. Salaries and benefits were $1,455,617 in the six months ended June 30, 2012 compared to $1,043,649 in the six months ended June 30, 2011. This increase in payroll results from the hiring of additional employees year over year as a result of the current and anticipated growth of our life insurance business.

     Other expenses: Other expenses (general administrative expenses, licenses and fees, and other expenses) were $519,981, in the quarter ended June 30, 2012 compared to $589,313 in the quarter ended June 30, 2011. Other expenses were $1,618,987, in the six months ended June 30, 2012 compared to $1,065,732 in the six months ended June 30, 2011. Several non-recurring expenses were incurred during the first quarter of 2012 that did not re-occur during the second quarter of 2012. This increase is mainly the result of the continued growth of our business along with the consolidation of Hot Dot’s operations. We expect most of these expenses to continue to increase in the future as a result of increased administrative expenses necessary for the management of the anticipated growth of our life insurance business, although management intends to pursue opportunities to forge partnerships with other companies of similar size in order to achieve better economies of scale.

     Net Loss: Net loss was ($1,103,973) for the quarter ended June 30,2012, compared to a net loss of ($932,338) for the quarter ended June 30, 2011. Net loss was ($2,216,738) for the six months ended June 30, 2012, compared to a net loss of ($1,562,084) for the six months ended June 30, 2011. The increase in net loss was primarily attributable to the fact that the overall increase in recurring revenues described above was less than the overall increase in expenses. However, a significant portion of the increased expenses relate to consolidated subsidiaries that are not wholly owned by Midwest. As such, a portion of the increased net loss is attributable to other noncontrolling owners, as described below.

     Loss attributable to noncontrolling interests: Midwest owns approximately 60% of the capital stock of Security Capital Corporation and approximately 26% of the capital stock of Hot Dot. Both Security Capital and Hot Dot are consolidated on Midwest’s financial statements, and the loss attributable to noncontrolling interests on Midwest’s financial statements represents the allocation of pro rata portions of the net loss of Hot Dot to the other, noncontrolling shareholders of those companies. Security Capital has not had any income or expense for the past two years. The loss attributable to noncontrolling interests was ($346,746) for the quarter ended June 30, 2012, compared to zero for the quarter ended June 30, 2011. The loss attributable to noncontrolling interests was ($747,551) for the six months ended June 30, 2012, compared to zero for the six months ended June 30, 2011. The increase in loss attributable to noncontrolling interests reflects increased net losses incurred by Hot Dot in the periods presented. Both Security Capital and Hot Dot are development stage enterprises that have not generated significant income to offset their expenses.

     Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($757,227) for the quarter ended June 30, 2012 compared to a net loss of ($932,338) for the quarter ended June 30, 2011. The decrease in the net loss for the second quarter of 2012 compared to same quarter in 2011 was primarily attributable to an increase in premiums of $609,423 resulting from the acquisition of Old Reliance and the Company’s own continued growth offset by increases in death and other benefits and benefit reserves of $408,398. Further, other operating expenses, after excluding the results of Hot Dot, decreased approximately $122,000, which was largely due to the termination of the contract with the Company’s third-party administer. During the second quarter of 2011, the Company paid its third-party administrator approximately $77,000 compared to $0 during the second quarter of 2012.

     Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($1,469,187) for the six months ended June 30, 2012 compared to a net loss of ($1,562,084) for the six months ended June 30, 2011. The decrease in the net loss for the second quarter of 2012 compared to same quarter in 2011 was primarily attributable to an increase in premiums of $1,175,282 resulting from the acquisition of Old Reliance and the Company’s own continued growth offset by increases in death and other benefits and benefit reserves of $765,981. Further, other operating expenses, after excluding the results of Hot Dot, increased approximately $218,000, which was largely due to increases in legal and consulting expenses of approximately $274,000 incurred by the Company during the first quarter of 2012 related to its Form 10 filing as it became a public company. We expect our losses to continue in the future as we incur costs to grow our life insurance business.

Investments

     The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,230,567	12.6%	$3,269,446	19.7%
States and political subdivisions — general
obligations	1,419,497	8.0	1,316,321	7.9
States and political subdivisions — special revenue	1,412,264	8.0	792,056	4.8
Corporate	4,470,208	25.4	4,189,045	25.3
Total fixed maturity securities	9,532,536	54.0	9,566,868	57.7
Equity securities:
Common corporate stock	80,032	0.5	113,000	0.7
Preferred corporate stock	185,020	1.0	127,855	0.8
Private placement common stock	2,354,847	13.4	1,707,555	10.3
Total equity securities	2,619,899	14.9	1,948,410	11.8
Cash and cash equivalents	3,757,822	21.3	2,469,725	14.9
Short-term investments	—	—	515,725	3.1
Other investments:
Mortgage loans on real estate, held for investment	679,284	3.9	915,465	5.5
Real estate, held for investment	571,910	3.2	578,010	3.5
Policy loans	361,816	2.1	325,139	2.0
Notes receivable	102,383	0.6	247,382	1.5
Total	$17,625,650	100%	$16,566,724	100%

     Increases in equity securities result from the purchase of additional shares of Great Plains Financial Corporation (Great Plains). The purchases increased our total investment in Great Plains to 819,000 shares or $1,535,100. Our aggregate ownership percentage increased to approximately 21% as a result of the purchases. Decreases in short-term investments are a result of funding our purchases of additional shares of Great Plains.

     Increases in cash balances during 2012 are mainly the result of stock issuances by Hot Dot.

     Decreases in mortgage loans on real estate are a primarily result of the repayment of one mortgage during the second quarter in the amount of $200,000.

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

     The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
		Percent	Carrying	Percent
	Carrying Value	of Total	Value	of Total
AAA and U.S. Government	$2,111,452	22.1%	$3,257,644	34.0%
AA	2,841,266	29.8	1,445,037	15.1
A	3,106,692	32.6	2,259,142	23.6
BBB	1,388,976	14.6	2,520,895	26.4
Total investment grade	9,448,386	99.1	9,482,718	99.1
BB and other	84,150	0.9	84,150	0.9
Total	$9,532,536	100%	$9,566,868	100%

     Reflecting the high quality of securities maintained by the Company, 99.1% of all fixed maturity securities were investment grade as of June 30, 2012 and December 31, 2011.

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

Equity Risk

     Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock. As of June 30, 2012 and December 31, 2011, the fair value of our equity securities was $2,619,899 and $1,948,410, respectively. As of June 30, 2012 a 10% decline in the value of the equity securities would result in an unrealized loss of $261,990 as compared to an estimated unrealized loss of $194,841 as of December 31, 2011. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

     In the six months ended June 30, 2012, net cash used in operating activities was ($1,965,689) compared to cash used in operating activities of ($1,628,138) for the six months ended June 30, 2011. This increase is primarily due to an increased net loss period over period (prior to the deduction of the net loss attributable to noncontrolling interests). In the six months ended June 30, 2012, net cash provided by investing activities was $266,714 compared to net cash used in investing activities of ($660,854) in the 2011 period. The increase in cash flow provided by investing activities is primarily a result of the Company’s proceeds from payments on notes receivable from short-term financing arrangements with Rocky Mountain Capital Corporation and Northstar Financial Corp. in the amounts of $105,000 and $115,000, respectively. Additionally, the Company disposed of several short-term investments during the quarter to increase operating cash. In the six months ended June 30, 2012, net cash provided by financing activities was $2,987,072 compared to $2,266,788 in the 2011 period. The increase in positive cash flow from financing activities can be attributed proceeds from issuing equity instruments and transfers from noncontrolling interests both in relation capital raising efforts through a private placement by the Company’s less than wholly owned subsidiary, Hot Dot, during the first quarter of 2012 and is partially offset by the decrease in proceeds from the sale of shares of voting common stock to existing shareholders in Nebraska in the first quarter of 2011.

     At June 30, 2012, the Company had cash and cash equivalents totaling $3,757,822. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of American Life is uncertain and will require additional capital if it continues to grow.

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

     There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 14, 2012

MIDWEST HOLDING INC.

By:	/s/ Travis Meyer
Name:	Travis Meyer
Title:	President
(Principal Executive Officer)

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Secretary/Treasurer
(Principal Financial Officer and Principal Accounting Officer)