Form 10-Q
period 2012-09-30
MIDWEST HOLDING INC.
filed 2012-11-14
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a
smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

     As of November 1, 2012, there were 9,106,717 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $9,471,286 and
$9,906,102, respectively)	$9,460,703	$9,566,868
Equity securities (cost: $3,872,353 and $2,000,227, respectively)	3,901,056	1,948,410
Mortgage loans on real estate, held for investment	674,980	915,465
Real estate, held for investment	568,899	578,010
Policy loans	391,441	325,139
Notes receivable	27,383	247,382
Short-term investments	—	515,725
Total investments	15,024,462	14,096,999
Cash and cash equivalents	1,434,192	2,469,725
Amounts recoverable from reinsurers	32,946,429	33,905,987
Interest and dividends due and accrued	133,473	167,093
Due premiums	362,818	170,947
Deferred acquisition costs, net	2,677,898	2,108,395
Value of business acquired, net	998,415	1,128,533
Intangible assets, net	700,000	1,675,467
Goodwill	1,129,824	1,129,824
Property and equipment, net	432,362	508,219
Other assets	352,769	317,922
Total assets	$56,192,642	$57,679,111
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$32,325,885	$32,083,992
Policy claims	625,240	493,945
Deposit-type contracts	12,101,364	11,933,276
Advance premiums	87,936	93,304
Total policy liabilities	45,140,425	44,604,517
Accounts payable and accrued expenses	554,393	529,249
Surplus notes	650,000	950,000
Total liabilities	46,344,818	46,083,766
Commitments and Contingencies (See Note 10)
Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value. Authorized 2,000,000
shares; issued and outstanding 74,159 shares	74	74
Common stock, $0.001 par value. Authorized 120,000,000 shares;
issued and outstanding 9,106,717 shares	9,106	9,106
Additional paid-in capital	25,256,543	24,668,440
Stock subscription receivable	(16,292)	(24,917)
Accumulated deficit	(15,601,927)	(14,099,307)
Accumulated other comprehensive loss	18,120	(391,051)
Total Midwest Holding Inc.’s stockholders’ equity	9,665,624	10,162,345
Noncontrolling interests	182,200	1,433,000
Total stockholders’ equity	9,847,824	11,595,345

Total liabilities and stockholders’ equity	$56,192,642	$57,679,111

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income:
Premiums	$894,881	$875,036	$3,047,259	$1,852,132
Investment income, net of expenses	227,488	153,316	383,057	418,753
Net realized gains on investments	49,464	29,254	75,560	15,127
Miscellaneous income	57,841	188,210	74,637	215,898
Realized gain on deconsolidation of Hot Dot, Inc.	287,003	—	287,003	—
	1,516,677	1,245,816	3,867,516	2,501,910
Expenses:
Death and other benefits	123,246	147,260	542,764	188,580
Increase in benefit reserves	262,205	381,336	1,045,167	776,515
Amortization of deferred acquisition costs	153,764	102,412	444,257	374,710
Salaries and benefits	441,300	632,460	1,896,917	1,676,109
Other operating expenses	737,042	869,287	2,356,029	1,935,019
	1,717,557	2,132,755	6,285,134	4,950,933
Loss before income tax expense	(200,880)	(886,939)	(2,417,618)	(2,449,023)
Income tax expense	—	—	—	—
Net loss	(200,880)	(886,939)	(2,417,618)	(2,449,023)
Less: Loss attributable to noncontrolling interests	(167,447)	—	(914,998)	—
Net loss attributable to Midwest Holding Inc.	$(33,433)	$(886,939)	$(1,502,620)	$(2,449,023)
Comprehensive income (loss), net of taxes:
Unrealized gains (losses) on investments
arising during period	166,588	(35,938)	484,731	(10,080)
Less: reclassification adjustment for net
realized gains on investments	(49,464)	(29,254)	(75,560)	(15,127)
Other comprehensive income (loss)	117,124	(65,192)	409,171	(25,207)
Comprehensive income (loss) attributable to Midwest Holding Inc.	$83,691	$(952,131)	$(1,093,449)	$(2,474,230)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$0.00	$(0.10)	$(0.17)	$(0.27)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

						Accumulated	Total Midwest
			Additional	Stock		Other	Holding Inc.’s		Total
	Preferred	Common	Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Receivable	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2010	$74	$8,960	$21,203,297	$—	$(10,404,190)	$(349,516)	$10,458,625	$—	$10,458,625
Issuances of common stock,
net of capital raising expenses	—	277	1,979,392	—	—	—	1,979,669	—	1,979,669
Repurchases of common stock	—	(281)	(27,787)	—	—	—	(28,068)	—	(28,068)
Changes in equity of
noncontrolling interests	—	—	(3,000)	—	—	—	(3,000)	182,200	179,200
Net loss	—	—	—	—	(2,449,023)	—	(2,449,023)	—	(2,449,023)
Other comprehensive loss	—	—	—	—	—	(25,207)	(25,207)	—	(25,207)
Acquisition of Old Reliance	—	150	749,850	—	—	—	750,000	—	750,000
Balance, September 30, 2011	$74	$9,106	$23,901,752	$—	$(12,853,213)	$(374,723)	$10,682,996	$182,200	$10,865,196

Balance, December 31, 2011	$74	$9,106	$24,668,440	$(24,917)	$(14,099,307)	$(391,051)	$10,162,345	$1,433,000	$11,595,345
Non cash compensation expense	—	—	—	8,625	—	—	8,625	—	8,625
Changes in equity of
noncontrolling interests	—	—	588,103	—	—	—	588,103	(335,802)	252,301
Net loss	—	—	—	—	(1,502,620)	—	(1,502,620)	(914,998)	(2,417,618)
Other comprehensive income	—	—	—	—	—	409,171	409,171	—	409,171
Balance, September 30, 2012	$74	$9,106	$25,256,543	$(16,292)	$(15,601,927)	$18,120	$9,665,624	$182,200	$9,847,824

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(2,417,618)	$(2,449,023)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Net adjustment for premium and discount on investments	61,205	43,763
Depreciation and amortization	289,778	110,279
Deferred acquisition costs capitalized	(1,013,760)	(996,927)
Amortization of deferred acquisition costs	444,257	374,710
Net realized gains on investments	(75,560)	(15,127)
Gain on deconsolidation of Hot Dot, Inc.	(287,003)	—
Gain from equity method investments	(28,768)	(200,529)
Gain from fair value remeasurement of previously held interest in Security Capital	—	(182,200)
Non cash compensation expense	8,625	—
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	959,558	983,619
Interest and dividends due and accrued	33,620	(31,303)
Due premiums	(191,871)	(47,733)
Policy liabilities	(274,579)	(351,762)
Other assets and liabilities	5,297	79,682
Net cash used in operating activities	(2,486,819)	(2,682,551)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(10,443,052)	(3,605,156)
Sales	9,562,392	3,150,880
Proceeds from payments on mortgage loans on real estate, held for investment	240,485	—
Net change in policy loans	(66,302)	6,826
Net change in notes receivable	144,999	(57,383)
Net change in short-term investments	515,725	43,377
Purchases of property and equipment	(143,875)	(46,688)
Deconsolidation of Hot Dot, Inc. (Note 12)	(2,220,009)	—
Purchases of businesses, net of cash and cash equivalents acquired	—	(1,598,429)
Net cash used in investing activities	(2,409,637)	(2,106,573)
Cash Flows from Financing Activities:
Net proceeds from sale of common stock	—	1,951,601
Net proceeds from issuing equity in Hot Dot, Inc.	3,350,436	—
Payments on surplus notes	(300,000)	—
Receipts on deposit-type contracts	856,015	430,348
Withdrawals on deposit-type contracts	(45,528)	(26,074)
Net cash provided by financing activities	3,860,923	2,355,875
Net decrease in cash and cash equivalents	(1,035,533)	(2,433,249)
Cash and cash equivalents:
Beginning	2,469,725	5,250,468
Ending	$1,434,192	$2,817,219

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

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot), a company organized to develop, manufacture, and market the Alert Patch. Additionally, Midwest controls a majority of the Board of Directors. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by the Company was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. The deconsolidation of Hot Dot is discussed in greater detail in Note 12. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Basis of presentation: The accompanying consolidated financial statements include the accounts of Midwest, our wholly-owned subsidiary ALSC, ALSC’s wholly-owned subsidiary CRLIC, and Midwest’s 60% owned subsidiary, Security Capital Corporation. The consolidated statements of operations and comprehensive income include the results of Hot Dot through September 12, 2012, the date on which we deconsolidated Hot Dot. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

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

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position as of September 30, 2012 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. The December 31, 2011 consolidated balance sheet data was derived from the audited consolidated financial statements included in Midwest Holding Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. The December 31, 2011 consolidated financial statements were restated due to the stock dividend paid by the Company during the second quarter of 2012 (see Note 1) and due to the Company attaining significant influence over investments that were previously accounted for under the cost basis requiring the Company to account for the investees under the equity method (see Note 13). Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2011 Annual Report. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform with the current period’s presentation.

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

     The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the quarter or nine months ended September 30, 2012 or 2011.

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

     Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of September 30, 2012 and December 31, 2011, primarily as a result of the seller’s guaranteed performance of the mortgage loans acquired as part of the Old Reliance transaction.

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

     Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At December 31, 2011, the cost of these investments approximates fair value due to the short duration to maturity.

     Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

     Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2012 and December 31, 2011, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

     Deferred acquisition costs: The Company adopted Accounting Standards Update (ASU) 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” effective January 1, 2012. Under the new guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

     The amount of acquisition costs capitalized during the quarter and nine months ended September 30, 2012 were $223,164 and $1,013,760, respectively. The amount of acquisition costs that would have been capitalized during the quarter and nine months ended September 30, 2012 if the Company’s previous policy had been applied during that period would have been $141,825 and $749,926, respectively. Thus, the adoption of this guidance resulted in an $263,834 increase in the amount of acquisition costs capitalized during the two respective periods.

     Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. Acquisition costs are amortized over the premium paying period of the related policy. Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its last analysis that all deferred acquisition costs were recoverable. No events occurred in the nine months ended September 30, 2012 that suggested a review should be undertaken.

     The following table provides information about deferred acquisition costs for the nine months ended September 30, 2012 and for the year ended December 31, 2011, respectively.

	Nine months Ended	Year Ended
	September 30, 2012	December 31, 2011
Balance at beginning of period	$2,108,395	$1,267,598
Capitalization of commissions, sales and issue expenses	1,013,760	1,465,447
Gross amortization	(444,257)	(624,650)
Balance at end of period	$2,677,898	$2,108,395

     Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, ALSC purchased CRLIC during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis over ten years. The Company recognized amortization expense of $2,908 and $8,724 for each of the quarters and nine months ended September 30, 2012 and 2011, respectively, relative to this transaction.

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

     Additionally, the Company paid an upfront ceding commission of $375,000. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the quarters and nine months ended September 30, 2012 and 2011 relative to this transaction totaled $8,700 and $26,100, respectively. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Additionally, ALSC purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the quarter and nine months ended September 30, 2012 totaled $38,383 and $95,293, respectively.

     Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its last analysis that all value of business acquired were recoverable. No events occurred in the nine months ended September 30, 2012 that suggested a review should be undertaken.

     Goodwill and Other Intangible Assets: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. No events occurred in the nine months ended September 30, 2012 that suggested a review should be undertaken.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $28,524 and $22,903 for the quarters ended September 30, 2012 and 2011, respectively. Depreciation expense totaled $114,982 and $43,790 for the nine months ended September 30, 2012 and 2011, respectively. The accumulated depreciation totaled $313,377 and $228,733 as of September 30, 2012 and December 31, 2011, respectively.

     Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

     Long-lived assets are reviewed annually for impairment. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. The Company performs an impairment analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its last analysis that the long-lived assets were not impaired. No events occurred in the nine months ended September 30, 2012 that suggested a review should be undertaken.

     Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of September 30, 2012 or December 31, 2011.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2008. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at September 30, 2012 and December 31, 2011.

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

     Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At both September 30, 2012 and December 31, 2011, the Company had 9,106,717 common shares issued and outstanding.

     The Class A preferred shares are non-cumulative, non-voting and convertible to common shares after five years at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both September 30, 2012 and December 31, 2011, the Company had 74,159 preferred shares issued and outstanding.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the quarters ended September 30, 2012 and 2011 were 9,106,717 and 9,143,458 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2012 and 2011 were 9,106,717 and 9,158,315 shares, respectively. The Company paid no cash dividends during the nine months ended September 30, 2012 or 2011. On April 29, 2011, the Company issued a 4% stock dividend to shareholders of record on March 31, 2011, with fractional shares rounded up to the next whole share. A total of 341,047 shares were issued under this stock dividend at a value of $5 per share, resulting in an increase in common stock and additional paid-in capital, and a corresponding charge to accumulated deficit, totaling $1,705,235. On March 28, 2012, the Board of Directors of the Company declared a 5% stock dividend, payable on May 1, 2012 to common shareholders of record as of April 17, 2012. Fractional shares were rounded up to next whole share. A total of 436,571 shares were issued under this stock dividend at par value, resulting in a nominal transfer from additional paid-in capital to common stock, which was presented in the consolidated financial statements as if the dividend had occurred as of the earliest period presented. The weighted average shares outstanding for the quarters and six month periods ended September 30, 2012 and 2011 have been computed including the pro-forma effect of both stock dividends for comparative purposes.

     Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Secretary/Treasurer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased. The balance of the receivable as of September 30, 2012 and December 31, 2011 was $16,292 and $24,917, respectively. This receivable was partially forgiven, resulting in non cash compensation expense of $2,875 and $8,625 for the quarter and nine months ended September 30, 2012, respectively. No portion of the receivable was forgiven during the quarter or nine months ended September 30, 2011.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

  Equity Risk—Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock. As of September 30, 2012 and December 31, 2011, the fair value of our equity securities was $3,901,056 and $1,948,410, respectively. As of September 30, 2012 a 10% decline in the value of the equity securities would result in an unrealized loss of $390,106 as compared to an estimated unrealized loss of $194,841 as of December 31, 2011. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.
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

Note 2. Noncontrolling Interests

     In August 2011, we acquired 2,500,000 shares of capital stock of Hot Dot, Inc. for $0.02 per share for an aggregate investment of $50,000. Subsequent to our purchase of capital stock, Hot Dot commenced a private placement of common stock. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. Hot Dot is a development stage company that has not conducted operations apart from raising capital.

     The effects of changes in our ownership interest in Hot Dot on our equity were as follows.

	Quarter Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss attributable to Midwest Holding Inc.	$(33,433)	$(886,939)	$(1,502,620)	$(2,449,023)
Transfers (to) from noncontrolling interests:
Increase in Midwest Holding Inc.’s additional paid-in
capital for Hot Dot equity issuances, net of change in
ownership	68,157	—	588,103	—
Change from net income (loss attributable to Midwest Holding Inc.
and transfers from noncontrolling interests	$34,724	$(886,939)	$(914,517)	$(2,449,023)

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

     The acquisition of Security Capital added cash and cash equivalents of $21,471 and investments in equity securities of $434,000 to the consolidated balance sheets. Security Capital had no revenue or earnings for the quarter or nine months ended September 30, 2012.

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc., a company organized to develop, manufacture, and market the Alert Patch. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by the Company was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. This patent asset is being amortized over fifteen years, its estimated useful life. The Company recorded amortization expense on the patent asset of $17,367 and $52,934 during the quarter and nine months ended September 30, 2012, respectively. Hot Dot had no operating revenues and operating expenses of $348,691 and $1,362,457 for the quarter and nine months ended September 30, 2012, respectively. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. Hot Dot is a development stage company that has not conducted operations apart from raising capital.

     The following pro forma information presents the combined results of the Company as though the 2011 business acquisitions of Old Reliance, Security Capital, and Hot Dot occurred on January 1, 2011. The pro forma financial information includes the results of Hot Dot through September 12, 2012. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future.

	Quarter Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Premiums	$894,881	$1,469,045	$3,047,259	$2,757,071
Other income	621,796	291,095	820,257	565,925
Expenses	(1,717,557)	(2,913,765)	(6,285,134)	(6,178,305)
Net loss	(200,880)	(1,153,625)	(2,417,618)	(2,855,309)
Less: Loss attributable to noncontrolling interests	(167,447)	—	(914,998)	—
Net loss attributable to Midwest Holding Inc.	(33,433)	(1,153,625)	(1,502,620)	(2,855,309)
Net loss attributable to Midwest Holding Inc. per common share	$0.00	$(0.13)	$(0.17)	$(0.31)

    The following pro forma information presents the combined results of the Company as though Hot Dot was accounted for as an equity method investment by the Company and not consolidated into the Company’s financial statements since the Company’s purchase of the investment during the third quarter of 2011.

	Quarter Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Premiums	$894,881	$875,036	$3,047,259	$1,852,132
Other (expense) income	(93,975)	370,780	358,205	649,778
Expenses	(1,516,167)	(2,132,755)	(5,069,978)	(4,950,933)
Net loss	(715,261)	(886,939)	(1,664,514)	(2,449,023)
Less: Loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Midwest Holding Inc.	(715,261)	(886,939)	(1,664,514)	(2,449,023)
Net loss attributable to Midwest Holding Inc. per common share	$(0.08)	$(0.10)	$(0.18)	$(0.27)

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 4. Investments

     The amortized cost and estimated fair value of investments classified as available-for-sale as of September 30, 2012 and December 31, 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2012:
Fixed maturities:
U.S. government obligations	$2,135,027	$95,946	$—	$2,230,973
States and political subdivisions — general obligations	1,063,078	3,209	11,007	1,055,280
States and political subdivisions — special revenue	1,371,269	—	37,970	1,333,299
Corporate	4,901,912	35,327	96,088	4,841,151
Total fixed maturities	9,471,286	134,482	145,065	9,460,703
Equity securities:
Common corporate stock	101,802	—	9,441	92,361
Preferred corporate stock	100,000	—	—	100,000
Private placement common stock	3,670,551	39,377	1,233	3,708,695
Total equity securities	3,872,353	39,377	10,674	3,901,056
Total	$13,343,639	$173,859	$155,739	$13,361,759
December 31, 2011:
Fixed maturities:
U.S. government obligations	$3,195,312	$77,062	$2,928	$3,269,446
States and political subdivisions — general obligations	1,327,136	16,978	27,793	1,316,321
States and political subdivisions — special revenue	805,631	10,414	23,989	792,056
Corporate	4,578,023	3,083	392,061	4,189,045
Total fixed maturities	9,906,102	107,537	446,771	9,566,868
Equity securities:
Common corporate stock	152,662	—	39,662	113,000
Preferred corporate stock	132,445	—	4,590	127,855
Private placement common stock	1,715,120	4,191	11,756	1,707,555
Total equity securities	2,000,227	4,191	56,008	1,948,410
Total	$11,906,329	$111,728	$502,779	$11,515,278

     The Company has one security that individually exceeds 10% of the total of the state and political subdivisions categories as of September 30, 2012. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated Fair
	Cost	Value	Credit Rating
September 30, 2012:
Fixed maturities:
States and political subdivisions — general obligations
Maricopa County Arizona School District No. 31	$344,619	$341,540	AA-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table summarizes, for all securities in an unrealized loss position at September 30, 2012 and December 31, 2011, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2012			December 31, 2011
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
States and political subdivisions —
general obligations	$856,013	$11,007	5	$783,905	$27,793	6
States and political subdivisions —
special revenue	1,333,299	37,970	10	426,535	23,989	3
Corporate	3,481,276	78,950	20	2,949,535	222,280	24
Greater than 12 months:
U.S. government obligations	—	—	—	175,012	2,928	1
Corporate	406,435	17,138	3	996,878	169,781	7
Total fixed maturities	$6,077,023	$145,065	38	$5,331,865	$446,771	41
Equity Securities:
Less than 12 months:
Common corporate stock	$92,361	$9,441	2	$113,000	$39,662	3
Preferred corporate stock	—	—	—	27,855	4,590	1
Private placement common stock	1,174,142	1,233	1	513,620	11,756	1
Total equity securities	1,266,503	10,674	3	654,475	56,008	5
Total	$7,343,526	$155,739	41	$5,986,340	$502,779	46

     Based on our review of the securities in an unrealized loss position at September 30, 2012 and December 31, 2011, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. As of September 30, 2012, there were no individual fixed maturity securities that had a fair value to amortized cost ratio below 89%. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

     The amortized cost and estimated fair value of fixed maturities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$11,000	$11,023
Due after one year through five years	1,352,551	1,373,935
Due after five years through ten years	4,756,781	4,790,247
Due after ten years	3,350,954	3,285,498
	$9,471,286	$9,460,703

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2012 and December 31, 2011, these required deposits had a total amortized cost of $2,211,607 and $2,635,248 and fair values of $2,312,272 and $2,695,793, respectively.

     The components of net investment income for the quarters and nine months ended September 30, 2012 and 2011 are as follows:

	Quarter Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fixed maturities	$57,347	$89,938	$271,251	$226,108
Equity securities	571	746	3,105	1,061
Cash and short-term investments	—	1,047	—	2,822
Gain from equity method investments	149,163	66,973	28,768	200,529
Other	38,657	2,352	119,972	10,672
	245,738	161,056	423,096	441,192
Less investment expenses	(18,250)	(7,740)	(40,039)	(22,439)
	$227,488	$153,316	$383,057	$418,753

     Proceeds for the quarters ended September 30, 2012 and 2011 from sales of investments classified as available-for-sale were $3,744,739 and $1,611,225, respectively. Gross gains of $50,922 and $29,254 and gross losses of $1,458 and $0 were realized on those sales during the quarters ended September 30, 2012 and 2011, respectively. Proceeds for the nine months ended September 30, 2012 and 2011 from sales of investments classified as available-for-sale were $9,562,392 and $3,150,880, respectively. Gross gains of $120,343 and $35,380 and gross losses of $44,783 and $20,253 were realized on those sales during the nine months ended September 30, 2012 and 2011, respectively.

     The Company acquired $685,465 of mortgage loans on real estate, held for investment during the prior year as part of the Old Reliance acquisition. As part of the Old Reliance purchase agreement, the seller guaranteed the performance of the mortgage loans. Additionally, the Company transferred $200,000 from notes receivable to mortgage loans on real estate, held for investment during the prior year as the note receivable was restructured as a mortgage loan. As of September 30, 2012, no mortgage loans were in a delinquent status and all interest on mortgage loans was current. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the nine months ended September 30, 2012 and the year ended December 31, 2011.

	Nine months Ended	Year Ended
	September 30, 2012	December 31, 2011
Balance at beginning of period	$915,465	$—
Acquired	—	685,465
Transfer of note receivable to mortgage loans on real estate, held for investment	—	200,000
Originations	—	30,000
Proceeds from payments on mortgage loans on real estate, held for investment	(240,485)	—
Balance at end of period	$674,980	$915,465

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

     Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended September 30, 2012, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

     Cash and cash equivalents and short-term investments: The carrying value of cash and cash equivalents and short-term investments approximate the fair value because of the short maturity of the instruments.

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

     The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

		Significant
	Quoted	Other	Significant
	in Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
September 30, 2012
Fixed maturities:
U.S. government obligations	$—	$2,230,973	$—	$2,230,973
States and political subdivisions — general obligations	—	1,055,280	—	1,055,280
States and political subdivisions — special revenue	—	1,333,299	—	1,333,299
Corporate	—	4,841,151	—	4,841,151
Total fixed maturities	—	9,460,703	—	9,460,703
Equity securities:
Common corporate stock	92,361	—	—	92,361
Preferred corporate stock	—	100,000	—	100,000
Private placement common stock	—	—	3,708,695	3,708,695
Total equity securities	92,361	100,000	3,708,695	3,901,056
Total	$92,361	$9,560,703	$3,708,695	$13,361,759
December 31, 2011
Fixed maturities:
U.S. government obligations	$—	$3,269,446	$—	$3,269,446
States and political subdivisions — general obligations	—	1,316,321	—	1,316,321
States and political subdivisions — special revenue	—	792,056	—	792,056
Corporate	—	4,189,045	—	4,189,045
Total fixed maturities	—	9,566,868	—	9,566,868
Equity securities:
Common corporate stock	113,000	—	—	113,000
Preferred corporate stock	27,855	100,000	—	127,855
Private placement common stock	—	—	1,707,555	1,707,555
Total equity securities	140,855	100,000	1,707,555	1,948,410
Total	$140,855	$9,666,868	$1,707,555	$11,515,278

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     No quantitative information was utilized in performing Level 3 measurements.

     There were no transfers of financial instruments between Level 1 and Level 2 during the nine months ended September 30, 2012 or the year ended December 31, 2011. The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial instruments for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively:

	Nine months Ended	Year Ended
	September 30, 2012	December 31, 2011
Balance, beginning of period	$1,707,555	$999,556
Purchases	1,382,401	387,125
Gain from equity method investments	28,768	82,828
Unrealized gains (losses) on equity method investments
arising during period	45,709	(43,454)
Return of capital	(9,000)	—
Net transfers resulting from deconsolidation/consolidation of subsidiaries	553,262	281,500
Balance, end of period	$3,708,695	$1,707,555

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

     The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of September 30, 2012 and December 31, 2011, respectively:

	September 30, 2012
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Fixed maturities	$9,460,703	$—	$9,460,703	$—	$9,460,703
Equity securities	3,901,056	92,361	100,000	3,708,695	3,901,056
Mortgage loans on real estate, held for
investment	674,980	—	—	714,063	714,063
Policy loans	391,441	—	—	391,441	391,441
Notes receivable	27,383	—	—	27,383	27,383
Cash and cash equivalents	1,434,192	1,434,192	—	—	1,434,192
Liabilities:
Policyholder deposits
(Investment-type contracts)	12,101,364	—	—	12,399,313	12,399,313
Surplus Notes	650,000	—	—	759,347	759,347

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	December 31, 2011
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Fixed maturities	$9,566,868	$—	$9,566,868	$—	$9,566,868
Equity securities	1,948,410	140,855	100,000	1,707,555	1,948,410
Mortgage loans on real estate, held for
investment	915,465	—	—	956,448	956,448
Policy loans	325,139	—	—	325,139	325,139
Notes receivable	247,382	—	—	247,382	247,382
Short-term investments	515,725	515,725	—	—	515,725
Cash and cash equivalents	2,469,725	2,469,725	—	—	2,469,725
Liabilities:
Policyholder deposits
(Investment-type contracts)	11,933,276	—	—	12,231,225	12,231,225
Surplus Notes	950,000	—	—	1,073,088	1,073,088

Note 6. Income Tax Matters

     Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Deferred tax assets:
Loss carryforwards	$4,836,739	$4,022,139
Capitalized costs	898,240	975,231
Unrealized losses on investments	—	130,385
Benefit reserves	822,788	719,530
Total deferred tax assets	6,557,767	5,847,285
Less valuation allowance	(5,099,801)	(4,259,085)
Total deferred tax assets, net of valuation allowance	1,457,966	1,588,200
Deferred tax liabilities:
Policy acquisition costs	672,786	483,887
Unrealized gains on investments	6,161	—
Due premiums	123,358	58,122
Value of business acquired	339,461	383,701
Intangible assets	238,000	568,990
Property and equipment	78,200	93,500
Total deferred tax liabilities	1,457,966	1,588,200
Net deferred tax assets	$—	$—

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     At September 30, 2012 and December 31, 2011, the Company recorded a valuation allowance of $5,099,801 and $4,259,085, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

     In connection with our acquisition of Old Reliance Insurance Company, the Company acquired net deferred tax assets of $1,398,852. The Company determined that a valuation allowance for the entire amount was necessary. This acquisition of these net deferred tax assets and the related valuation did not impact the Company’s income tax expense during the period.

     Loss carryforwards for tax purposes as of September 30, 2012, have expiration dates that range from 2024 through 2026.

     There was no income tax expense for the quarters or nine months ended September 30, 2012 and 2011. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

Quarter Ended September 30,			Nine months Ended September 30,
2012		2011	2012	2011
Computed expected income tax benefit	$(11,366)	$(301,559)	$(510,890)	$(832,668)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	14,493	9,464	47,559	14,361
Dividends received deduction	(400)	(186)	(2,174)	(261)
True-up of provision to actual	(110,899)	(18,051)	(110,899)	(18,051)
Deconsolidation of Hot Dot, Inc.	(336,566)	—	(336,566)	—
Other	39,007	(185,700)	72,254	(231,126)
	(394,365)	(194,473)	(329,826)	(235,077)
Tax benefit before valuation allowance	(405,731)	(496,032)	(840,716)	(1,067,745)
Change in valuation allowance	405,731	496,032	840,716	1,067,745
Net income tax expense	$—	$—	$—	$—

Note 7. Reinsurance

     A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the quarters and nine months ended September 30, 2012 and 2011 is as follows:

			September 30, 2012	December 31, 2011
Balance sheets:
Benefit and claim reserves assumed			$3,066,470	$3,249,294
Benefit and claim reserves ceded			32,946,429	33,905,987

	Quarter Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Statements of operations and comprehensive income:
Premiums assumed	$7,308	$8,475	$27,286	$25,994
Premiums ceded	78,609	103,647	299,046	323,415
Benefits assumed	4,263	10,198	55,543	48,281
Benefits ceded	141,594	226,995	542,437	692,488
Commissions assumed	15	15	50	37
Commissions ceded	3,218	5,238	10,355	15,590

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of September 30, 2012:

				Recoverable on	Total Amount
		Recoverable	Recoverable	Benefit	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	from
Reinsurer	Rating	Losses	Losses	type Contracts	Reinsurer
Security National Life Insurance Company	NR	$—	$44,588	$18,782,440	$18,827,028
Optimum Re Insurance Company	A–	—	71,528	14,053	85,581
Sagicor Life Insurance Company	A–	—	414,800	13,619,020	14,033,820
			$530,916	$32,415,513	$32,946,429

     CRLIC has a 100% coinsurance agreement with SNL whereby 100% of the business written by CRLIC is ceded to SNL. At September 30, 2012 and December 31, 2011, total benefit reserves, policy claims and deposit-type contracts ceded by CRLIC to SNL were $18,827,028 and $19,575,565, respectively. CRLIC remains contingently liable on this ceded reinsurance should SNL be unable to meet their obligations.

     During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At September 30, 2012 and December 31, 2011, total benefit reserves, policy claims and deposit-type contracts ceded by Old Reliance to Sagicor were $14,033,820 and $14,244,841, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

     The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At September 30, 2012, the Company had over 99% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $19 million of reinsurance recoverable.

     The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At September 30, 2012 and December 31, 2011, no contingency reserve was established.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 8. Deposit-Type Contracts

     The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the quarter ended September 30, 2012 and for the year ended December 31, 2011:

	Nine months Ended	Year Ended
	September 30, 2012	December 31, 2011
Beginning balance	$11,933,276	$11,692,181
Change in deposit-type contracts from Old Reliance
acquisition	—	548,349
Change in deposit-type contracts assumed from SNL	(165,383)	(134,846)
Change in deposit-type contracts fully ceded by CRLIC	(540,965)	(964,131)
Deposits received	856,015	818,003
Investment earnings	63,949	30,496
Withdrawals, net	(45,528)	(56,776)
Ending balance	$12,101,364	$11,933,276

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

     In accordance with U.S. GAAP, the Company establishes an accrued liability for litigation and regulatory matters when the future event is probable and its impact can be reasonably estimated. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. There were no such liabilities accrued as of September 30, 2012 or December 31, 2011.

     Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed August 28, 2009 and amended on January 21, 2011 that expires on January 31, 2014. As part of the acquisition of Old Reliance, the Company assumed a lease for the headquarters of Old Reliance in Colorado Springs, Colorado that expires on December 31, 2012. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expires on May 1, 2015. Rent expense for the quarters ended September 30, 2012 and 2011 was $38,709 and $34,378, respectively. Rent expense for the nine months ended September 30, 2012 and 2011 was $102,458 and $80,818, respectively. Future minimum lease payments for the remaining portion of 2012, 2013, 2014, and 2015 are $38,519, $146,240, $28,687 and $6,000, respectively.

Note 10. Statutory Net Income and Surplus

     ALSC is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, CRLIC is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of ALSC and CRLIC for as of September 30, 2012 and December 31, 2011 and for the nine months ended September 30, 2012 and 2011.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	As of
	September 30, 2012	December 31, 2011
American Life - Statutory capital and surplus	$2,510,941	$3,770,981
Capital Reserve - Statutory capital and surplus	$1,348,891	$1,406,168

	Nine months Ended September 30,
	2012	2011
American Life - Statutory net loss	$934,819	$1,311,890
Capital Reserve - Statutory net loss	$57,277	$82,839

Note 11. Surplus Notes

     Old Reliance executed two surplus notes during 2006 to First American Capital Corporation (First American), a Maryland Corporation, totaling $250,000. The notes are at 7% interest per annum and mature in September 2016. Old Reliance executed one surplus note during 2008 to David G. Elmore, in the amount of $200,000 at 7% interest per annum maturing in December 2011. As part of the Old Reliance acquisition, the Company executed a second surplus note to David G. Elmore, in the amount of $500,000 at 5% interest per annum maturing in August 2016. Any payments and/or repayments must be approved by the Arizona Department of Insurance. During the first quarter of 2012, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On April 2, 2012, the Company paid down $300,000 of principal and approximately $50,000 of accrued interest. As of September 30, 2012, the Company has accrued $129,576 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet.

Note 12. Consolidation and Deconsolidation of Hot Dot

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot), a company organized to develop, manufacture, and market the Alert Patch. Additionally, Midwest controls a majority of the Board of Directors. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), Hot Dot was historically consolidated into Midwest’s financial statements.

     On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase.

     The following table summarizes the cash impact of the deconsolidation of Hot Dot at the date of deconsolidation:

Investments, available for sale, equity securities	$39,750
Notes receivable	75,000
Intangible asset	989,900
Property and equipment	54,750
Gain on deconsolidation	287,003
Equity investment in Hot Dot at deconsolidation date	(553,277)
Change in noncontrolling interest	(3,098,135)
Other liabilities	(15,000)
$(2,220,009)

     Midwest determined that the fair value of Hot Dot on the date of deconsolidation approximated carrying value as Hot Dot has no active trading. The fair value for Hot Dot was determined through the use of unobservable assumptions about market participants. Hot Dot is regularly bringing in new investors at or above the prices paid by the Company. Accordingly, the Company has asserted that a willing market participant would purchase the security for the same price as the Company paid until such time as the development stage company commences operations. Midwest determined the deconsolidation date fair value of its 16.45% interest in Hot Dot to be $553,277. As a result of the deconsolidation, Midwest recognized a gain of $287,003 recorded in realized gain on deconsolidation of Hot Dot, Inc on the consolidated statement of operations and comprehensive income. The results of Hot Dot have been reflected in Midwest’s consolidated financial statements up to the date of the stock repurchase by Hot Dot.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     As a result of the increased ownership of Great Plains, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Great Plains. The effect of the change in accounting method for the quarter and the nine months ended September 30, 2012, was to increase income before provision for income taxes and net income by $61,351 ($0.01 per diluted share) and to decrease income before provision for income taxes and net income by $87,619 ($0.01 per diluted share), respectively, and to decrease unrealized gains by $19,407 and $5,424, respectively. The Company’s consolidated financial statements have been restated to present its equity method investment in Great Plains as of the earliest period presented. For the effect of retroactive application of the equity method, equity securities available for sale, accumulated deficit, and accumulated other comprehensive loss were decreased by $246,413, $214,715, and $31,698, respectively, for the year ended December 31, 2011. Equity securities available for sale and accumulated deficit were decreased by $21,502 and $57,391, respectively, and accumulated other comprehensive loss was increased by $35,889 for the year ended December 31, 2010. Therefore, equity securities available for sale and accumulated deficit were decreased by a total of $267,915 and $272,106, respectively, and accumulated other comprehensive loss was increased by a total of $4,191 as of the beginning of fiscal year 2012 for the effect of the retroactive application of the equity method.

     During the second quarter of 2012, the Company obtained significant influence over First Wyoming Capital Corporation (First Wyoming) by filling First Wyoming’s top executive management positions and a majority of its board of director seats with employees and directors of the Company. Our total investment in First Wyoming is 896,500 shares. Our aggregate ownership percentage was approximately 21.4% as of September 30, 2012.

     As a result of obtaining significant influence of First Wyoming, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of First Wyoming. The effect of the change in accounting method for the quarter and the nine months ended September 30, 2012, was to increase income before provision for income taxes and net income by $94,666 ($0.01 per diluted share) and $123,240 ($0.01 per diluted share), respectively, and to increase unrealized gains by $34,680 and $51,134, respectively. The Company’s consolidated financial statements have been restated to present its equity method investment in First Wyoming as of the earliest period presented. For the effect of retroactive application of the equity method, equity securities available for sale and accumulated deficit were increased by $285,787 and $297,543, respectively, and accumulated other comprehensive loss was decreased by $11,756 for the year ended December 31, 2011. Equity securities available for sale and accumulated deficit were each increased by $110,333 for the year ended December 31, 2010. Therefore, equity securities available for sale and accumulated deficit were increased by $396,120 and $407,876, respectively, and accumulated other comprehensive loss was decreased by a total of $11,756 as of the beginning of fiscal year 2012 for the effect of the retroactive application of the equity method.

Note 14. Related Party Transactions

     The Company had a consulting agreement with a corporation owned by a Board member. The agreement, approved by the Board of Directors, provided for consulting services related to capital raising and special projects. Total payments made by the Company during the quarter ended September 30, 2012 and 2011 amounted to $0 and $48,295, respectively. Total payments made by the Company during the nine months ended September 30, 2012 and 2011 amounted to $0 and $109,955, respectively. This agreement was terminated in December 2011.

     ALSC had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and ALSC, specifies that the corporation, a licensed insurance agency, shall receive an override commission on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. Total payments made by ALSC during the quarter ended September 30, 2012 and 2011 were $15,034 and $98,535, respectively. Total payments made by ALSC during the nine months ended September 30, 2012 and 2011 were $43,332 and $311,133, respectively. This agreement was terminated in October 2011; however override payments are still being made for renewal business.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. We currently have four TPA clients, comprised of two affiliated life insurance companies and two affiliated holding companies. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the quarter and nine months ended September 30, 2012 amounted to $50,681 and $63,477, respectively.

Note 15. Subsequent Events

     All of the effects of subsequent events that provide additional evidence about conditions that existed at September 30, 2012, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

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

     On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. In its first four months of operation, between September 1, 2009 and December 31, 2009, American Life generated $354,352 in premium revenue. In 2011 and 2010, American Life generated $2.5 million and $1.9 million in premium revenue, respectively. American Life generated approximately $0.9 million and $3.05 million of premium income in the quarter and nine months ended September 30, 2012, respectively, when combined with the operating results of Old Reliance.

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

     The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception totaling approximately $12 million through September 30, 2012. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

     During the third quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital Corporation (Security Capital), an Arkansas corporation formerly known as Arkansas Security Capital Corporation. Security Capital is a development stage company that has not conducted operations apart from raising capital.

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot), a company organized to develop, manufacture, and market the Alert Patch. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by the Company was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously.

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

Consolidated Results of Operations

     Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the quarters and nine months ended September 30, 2012 and 2011 are summarized in the table below.

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income:
Premiums	$894,881	$875,036	$3,047,259	$1,852,132
Investment income, net of expenses	227,488	153,316	383,057	418,753
Net realized gains on investments	49,464	29,254	75,560	15,127
Miscellaneous income	57,841	188,210	74,637	215,898
Realized gain on deconsolidation of Hot Dot Inc.	287,003	—	287,003	—
	$1,516,677	$1,245,816	$3,867,516	$2,501,910

     Premium revenue: Premium revenue in the quarter ended September 30, 2012 was $894,881 compared to $875,036 in the quarter ended September 30, 2011. Premium revenue in the nine months ended September 30, 2012 was $3,047,259 compared to $1,852,132 in the nine months ended September 30, 2011. The increase in premium revenue is primarily attributable to the acquisition of Old Reliance. The Company's premium revenue has been trending downward over the first three quarters of 2012 as a result of a reduction in first year premiums due to decreased sales. 100% of payments received for first year premiums are traditional life insurance premiums and recognized as earned when due. In subsequent years, 50% of the payments received are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits. Also contributing to the decline is the reduction of the policies in force on the Old Reliance block. To counter this trend, management is pursuing the development of new products, which it expects to release during 2013.

     Investment income, net of expenses: The components of net investment income for the quarters and nine months ended September 30, 2012 and 2011 are as follows:

	Quarter Ended		Nine months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Fixed maturities	$57,347	$89,938	$271,251	$226,108
Equity securities	571	746	3,105	1,061
Cash and short-term investments	—	1,047	—	2,822
Gain from equity method investments	149,163	66,973	28,768	200,529
Other	38,657	2,352	119,972	10,672
	245,738	161,056	423,096	441,192
Less investment expenses	(18,250)	(7,740)	(40,039)	(22,439)
	$227,488	$153,316	$383,057	$418,753

     Investment income, net of expenses was $227,488 in the quarter ended September 30, 2012 compared to $153,316 in the quarter ended September 30, 2011. Investment income, net of expenses was $383,057 in the nine months ended September 30, 2012 compared to $418,753 in the nine months ended September 30, 2011. This increase for the quarter ended September 30, 2012 is a result of increases in gains on our equity method investments during the third quarter of 2012 and increases in investment income due to higher average invested balances as a result of investment of capital along with the acquisition of investments from Old Reliance. The decrease for the nine months ended September 30, 2012 is a result of lower gains on equity method investments and offset by increases in investment income due to higher average invested balances as a result of investment of capital along with the acquisition of investments from Old Reliance and offset by lower gains on equity method investments. The gains from equity method investments during the third quarter of 2012, more than offset the losses that had been experienced for the first six months of the year. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above. A majority of the Company’s “Other” investment income results from assets acquired in the Old Reliance acquisition which was consummated in August 2011.

     Net realized gains on investments: Net realized gains on investments in the quarter ended September 30, 2012 was $49,464 compared to $29,254 in the quarter ended September 30, 2011. Net realized gains on investments in the nine months ended September 30, 2012 was $75,560 compared to $15,127 in the nine months ended September 30, 2011. The Company sold these securities to take advantage of gains due to favorable interest rate positions.

     Miscellaneous income: Miscellaneous income in the quarter ended September 30, 2012 was $57,841 compared to $188,210 in the quarter ended September 30, 2011. Miscellaneous income in the nine months ended September 30, 2012 was $74,637 compared to $215,898 in the nine months ended September 30, 2011. The decrease in miscellaneous income is attributable the gain of $182,200 taken on the fair value remeasurement of Security Capital during the third quarter of 2011 and offset by third-party administration fee income earned in 2012.

     Realized gain on deconsolidation of Hot Dot, Inc.: The realized gain on deconsolidation of Hot Dot, Inc. for both the quarter and nine months ended September 30, 2012 was $287,003 compared to $0 in both the quarter and nine months ended September 30, 2011. The gain was a result from the deconsolidation of Hot Dot during the third quarter of 2012.

     Expenses for the quarters and nine months ended September 30, 2012 and 2011 are summarized in the table below.

	Quarter Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Expenses:
Death and other benefits	$123,246	$147,260	$542,764	$188,580
Increase in benefit reserves	262,205	381,336	1,045,167	776,515
Amortization of deferred acquisition costs	153,764	102,412	444,257	374,710
Salaries and benefits	441,300	632,460	1,896,917	1,676,109
Other operating expenses	737,042	869,287	2,356,029	1,935,019
	$1,717,557	$2,132,755	$6,285,134	$4,950,933

     Death and other benefits: Death and other policy benefits were $123,246 in the quarter ended September 30, 2012 compared to $147,260 in the quarter ended September 30, 2011. Death and other policy benefits were $542,764 in the nine months ended September 30, 2012 compared to $188,580 in the nine months ended September 30, 2011. The slight decrease in death and other policy benefits for the quarter ended September 30, 2012 results from the timing of claims. The increase in death and other policy benefits for the nine months ended September 30, 2012 is primarily attributable to the acquisition of Old Reliance, which was consummated in August 2011.

     Increase in benefit reserves: The increase in benefit reserves was $262,205 in the quarter ended September 30, 2012 compared to $381,336 in the quarter ended September 30, 2011. The increase in benefit reserves was $1,045,167 in the nine months ended September 30, 2012 compared to $776,515 in the nine months ended September 30, 2011. The decrease in benefit reserves for the quarter ended September 30, 2012 can be attributed to declines in reserve balances on the Old Reliance block. The increase in benefit reserves for the year ended September 30, 2012 is primarily attributable to an increase in policies in force year over year in the American Life block.

     Amortization of deferred acquisition costs: Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized and amortized over the life of the premiums produced. The amortization of such costs was $153,764 in the quarter ended September 30, 2012, compared to $102,412 in the quarter ended September 30, 2011. The amortization of such costs was $444,257 in the nine months ended September 30, 2012, compared to $374,710 in the nine months ended September 30, 2011. The increase in amortization, results from an increase in the balances of deferred acquisition costs period over period. During the first quarter of 2012, the Company recorded a one time adjustment related to our estimated amortization period for recognizing deferred acquisition costs creating a negative amortization amount.

     Salaries and benefits: Salaries and benefits were $441,300 in the quarter ended September 30, 2012 compared to $632,460 in the quarter ended September 30, 2011. Salaries and benefits were $1,896,917 in the nine months ended September 30, 2012 compared to $1,676,109 in the nine months ended September 30, 2011. The decrease in payroll for the quarter ended September 30, 2012 compared to the same period in 2011 results from synergies and cost sharing of payroll expenses amongst Midwest affiliates. This increase in payroll for the nine months ending September 30, 2012 compared to the same period in 2011 results from primarily from the consolidation of Hot Dot offset by synergies and cost sharing of payroll expenses amongst Midwest affiliates.

     Other expenses: Other expenses (general administrative expenses, licenses and fees, and other expenses) were $737,042, in the quarter ended September 30, 2012 compared to $869,287 in the quarter ended September 30, 2011. Other expenses were $2,356,029, in the nine months ended September 30, 2012 compared to $1,935,019 in the nine months ended September 30, 2011. The Company has reduced other operating expenses during the quarter ended September 30, 2012 primarily by terminating its agreement with its third-party administrator during 2012 and eliminating merger and acquisition expenses related to the Old Reliance acquisition. The Company’s other operating expenses during the nine months ended September 30, 2012 increased compared to the same period in 2011 due to an increase in other expenses incurred by the Company’s subsidiary, Hot Dot, which were not incurred during 2011 along with an increase in legal and consulting expenses of approximately $274,000 incurred by the Company during the first quarter of 2012 related to its Form 10 filing as it became a public company, offset by decreases in third-party administration fees and merger and acquisition expenses.

     Net Loss: Net loss was ($200,880) for the quarter ended September 30, 2012, compared to a net loss of ($886,939) for the quarter ended September 30, 2011. Net loss was ($2,417,618) for the nine months ended September 30, 2012, compared to a net loss of ($2,449,023) for the nine months ended September 30, 2011. The decrease in net loss was primarily attributable to the fact that the overall increase in recurring revenues described above was less than the overall increase in expenses. However, a significant portion of the increased expenses relate to consolidated subsidiaries that are not wholly owned by Midwest. As such, a portion of the increased net loss is attributable to other noncontrolling owners, as described below.

     Loss attributable to noncontrolling interests: Midwest owns approximately 60% of the capital stock of Security Capital Corporation and approximately 16% of the capital stock of Hot Dot. Security Capital is consolidated on Midwest’s financial statements and Hot Dot was consolidated on Midwest’s financial statements through September 12, 2012 prior to being deconsolidated. The loss attributable to noncontrolling interests on Midwest’s financial statements represents the allocation of pro rata portions of the net loss of Hot Dot to the other, noncontrolling shareholders of Hot Dot from January 1, 2012 through September 12, 2012. Security Capital has not had any income or expense for the past two years. The loss attributable to noncontrolling interests was ($167,447) for the quarter ended September 30, 2012, compared to zero for the quarter ended September 30, 2011. The loss attributable to noncontrolling interests was ($914,998) for the nine months ended September 30, 2012, compared to zero for the nine months ended September 30, 2011. The increase in loss attributable to noncontrolling interests reflects increased net losses incurred by Hot Dot in the periods presented. Both Security Capital and Hot Dot are development stage enterprises that have not generated significant income to offset their expenses.

     Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($33,433) for the quarter ended September 30, 2012 compared to a net loss of ($886,939) for the quarter ended September 30, 2011. The decrease in the net loss for the third quarter of 2012 compared to same quarter in 2011 was primarily attributable to an increase in investment income of $74,172 resulting from the gains in equity method investments and the gain from the deconsolidation of Hot Dot. Additionally, salaries and benefits decreased $191,160 primarily resulting from synergies and cost sharing of payroll expenses amongst Midwest affiliates. Further, other operating expenses, after excluding the results of Hot Dot, decreased $132,245, which was largely due to the termination of the contract with the Company’s third-party administrator and non-recurring acquisition expenses as part of the Old Reliance acquisition. During the third quarter of 2011, the Company paid its third-party administrator approximately $106,000 compared to $0 during the third quarter of 2012. During the third quarter of 2011, the Company paid $230,945 in fees related to the acquisition of Old Reliance.

     Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($1,502,620) for the nine months ended September 30, 2012 compared to a net loss of ($2,449,023) for the nine months ended September 30, 2011. The decrease in the net loss for the nine months ended September 30, 2012 compared to same period in 2011 was primarily attributable to an increase in premiums of $1,195,127 resulting from the acquisition of Old Reliance and the Company’s own continued growth offset by increases in death and other benefits and benefit reserves of $622,836. Further, salaries and benefits and other operating expenses, after excluding the results of Hot Dot, decreased $573,338, which was largely due to the termination of the contract with the Company’s third-party administrator, non-recurring acquisition expenses as part of the Old Reliance acquisition, and synergies and cost sharing of payroll expenses amongst Midwest affiliates. During the nine months ended September 30, 2011, the Company paid its third-party administrator approximately $340,000 compared to $59,000 during the same period of 2012. During the nine months ended September 30, 2011, the Company paid $387,945 in fees related to the acquisition of Old Reliance. These savings were offset by increases in legal and consulting expenses of approximately $274,000 incurred by the Company during the first quarter of 2012 related to its Form 10 filing as it became a public company. We expect our losses to continue in the future as we incur costs to grow our life insurance business.

Investments

     The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,230,973	13.6%	$3,269,446	19.7%
States and political subdivisions — general
obligations	1,055,280	6.4	1,316,321	7.9
States and political subdivisions — special revenue	1,333,299	8.1	792,056	4.8
Corporate	4,841,151	29.4	4,189,045	25.3
Total fixed maturity securities	9,460,703	57.5	9,566,868	57.7
Equity securities:
Common corporate stock	92,361	0.6	113,000	0.7
Preferred corporate stock	100,000	0.6	127,855	0.8
Private placement common stock	3,708,695	22.5	1,707,555	10.3
Total equity securities	3,901,056	23.7	1,948,410	11.8
Cash and cash equivalents	1,434,192	8.7	2,469,725	14.9
Short-term investments	—	—	515,725	3.1
Other investments:
Mortgage loans on real estate, held for investment	674,980	4.0	915,465	5.5
Real estate, held for investment	568,899	3.5	578,010	3.5
Policy loans	391,441	2.4	325,139	2.0
Notes receivable	27,383	0.2	247,382	1.5
Total	$16,458,654	100%	$16,566,724	100%

     Increases in equity securities result from the purchase of additional shares of Great Plains Financial Corporation (Great Plains), the purchase of additional shares of First Wyoming Capital Corporation (First Wyoming), and the deconsolidation of Hot Dot. The purchases increased our total investment in Great Plains to 819,000 shares or $1,535,100. Our aggregate ownership percentage increased to approximately 21% as a result of the purchases. The purchases in First Wyoming increased our total investment in First Wyoming to 896,500 shares or $763,650. Our aggregate ownership percentage increased to approximately 21% as a result of the purchases. The deconsolidation and subsequent recording of our equity method investment in Hot Dot increased our equity securities balance approximately $500,000. Decreases in short-term investments are a result of funding our purchases of additional shares of Great Plains.

     Decreases in cash balances during 2012 are mainly the result of the deconsolidation of Hot Dot.

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

     The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
		Percent	Carrying	Percent
	Carrying Value	of Total	Value	of Total
AAA and U.S. Government	$2,338,086	24.7%	$3,257,644	34.0%
AA	2,182,375	23.1	1,445,037	15.1
A	2,612,639	27.6	2,259,142	23.6
BBB	2,238,278	23.7	2,520,895	26.4
Total investment grade	9,371,378	99.1	9,482,718	99.1
BB and other	89,325	0.9	84,150	0.9
Total	$9,460,703	100%	$9,566,868	100%

     Reflecting the high quality of securities maintained by the Company, 99.1% of all fixed maturity securities were investment grade as of September 30, 2012 and December 31, 2011.

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

Equity Risk

     Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock. As of September 30, 2012 and December 31, 2011, the fair value of our equity securities was $3,901,056 and $1,948,410, respectively. As of September 30, 2012 a 10% decline in the value of the equity securities would result in an unrealized loss of $390,106 as compared to an estimated unrealized loss of $194,841 as of December 31, 2011. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

Liquidity and Capital Resources

     Since inception, the Company’s operations have been financed primarily through the sale of voting common stock and preferred stock. As a result of delays in obtaining the Certificate of Authority for American Life, the operations have not been profitable and have generated significant operating losses since the Company was incorporated in 2003.

     Premium income, deposits to policyholder account balances, and investment income are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. The Company’s investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.

     Net cash used in operating activities was $2,486,819 for the nine months ended September 30, 2012. The primary sources of cash from operating activities were from premium receipts, collection amounts due from reinsurers and net investment income. The primary uses of cash from operating activities were from payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $2,409,637. The primary sources of cash were from sales of available for sale securities and the net change in short-term investments. Offsetting these sources of cash were the Company’s investments in available for sale securities and the removal Hot Dot’s cash balances as a result of the deconsolidation. Net cash provided by financing activities was $3,860,923. The primary sources of cash were the net proceeds from the issuance of stock by Hot Dot prior to its deconsolidation. This was offset by payments made by the Company on its surplus notes.

     At September 30, 2012, the Company had cash and cash equivalents totaling $1,434,192. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of American Life is uncertain and will require additional capital if it continues to grow.

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

     There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 14, 2012

MIDWEST HOLDING INC.

By:	/s/ Travis Meyer
Name:	Travis Meyer
Title:	President
(Principal Executive Officer)

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Secretary/Treasurer
(Principal Financial Officer and Principal Accounting Officer)