Form 10-K
period 2012-12-31
MIDWEST HOLDING INC.
filed 2013-04-01
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

As of March 1, 2013, there were 9,106,717 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed for its 2013 Annual Meeting of Shareholders, scheduled to be held June 11, 2013, are incorporated by reference into Part III of this Form 10-K.

MIDWEST HOLDING INC.
FORM 10
TABLE OF CONTENTS

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

General Information

     Midwest Holding Inc. (we, us, our, Midwest, the Company or the Registrant) was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. (American Life). Capital Reserve Life Insurance Company of Jefferson City, Missouri (Capital Reserve) is a dormant, wholly owned subsidiary of American Life. Security Capital Corporation (Security Capital) is a 60% owned subsidiary of Midwest. Great Plains Financial Corporation (Great Plains Financial) is a 24.5% owned subsidiary of Midwest. Great Plains Life Assurance Company (Great Plains Life) is a wholly owned subsidiary of Great Plains Financial. Midwest is a Nebraska corporation, American Life is an Arizona corporation, Capital Reserve is a Missouri corporation, Security Capital is an Arkansas corporation, and both Great Plains Financial and Great Plains Life are South Dakota corporations. The principal executive offices for the companies are at 8101 “O” Street, Suite S111, Lincoln, Nebraska 68510. The phone number for the companies is (402) 489-8266.

Development of the Business

     From our inception, we have raised approximately $17.5 million through sales of shares of voting common stock in several private placements and an intrastate public offering in the State of Nebraska. Each of these sales of stock was intended to provide capital for our financial services operations.

     The Company was a development stage company until American Life commenced its insurance operations in 2009. We have incurred significant net losses since inception totaling approximately $12.2 million through December 31, 2012. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

     On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. For the years ended December 31, 2012 and 2011, American Life generated approximately $4.0 million and $3.1 million in premium revenue, respectively, when combined with the operating results of Old Reliance Insurance Company, a company acquired by American Life in August 2011 as described later in this document.

     On June 20, 2010, American Life acquired Capital Reserve in exchange for a cash payment of approximately $1.9 million. This transaction added approximately a like amount of assets to American Life. Further, with the insurance charters acquired from Capital Reserve, we obtained access to additional markets in Missouri and Kansas.

     In connection with the acquisition of Capital Reserve, American Life also coinsured a block of life insurance business from Capital Reserve’s former parent corporation in a separate transaction. The purchase price for this block of business was approximately $375,000. This transaction added more than $70,000 in annual revenues to American Life’s operations, as well as approximately $3.5 million of new assets to our balance sheet, while American Life assumed approximately $3.65 million in policy reserves on the block of business.

     In July 2010, we commenced the private sale of 74,159 shares of our Series A Preferred Stock to certain qualified investors in Latin America. This offering was completed in January 2011. The net proceeds of this sale, after expenses, were approximately $415,750. These proceeds were used to further capitalize our insurance operations, for working capital and for general corporate purposes.

     On July 12, 2010, in order to provide additional capital to support our continued growth, we commenced an offering of up to 2,000,000 additional shares of voting common stock to existing shareholders who were residents of the State of Nebraska. This offering was completed on February 28, 2011, and a total of 1,554,326 additional shares of voting common stock were sold. The gross proceeds of this sale, after expenses, were approximately $7.7 million. These proceeds were used to fund the acquisition of Old Reliance Insurance Company (Old Reliance) as described below, and will be used to further capitalize our insurance operations, for working capital and for general corporate purposes.

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

     During the third quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital, an Arkansas corporation formerly known as Arkansas Security Capital Corporation. Security Capital is a development stage company that has not conducted operations apart from raising capital.

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot), a company organized in August 2011 to develop, manufacture, and market the Alert Patch. From its inception, the operating results of Hot Dot were consolidated with those of Midwest, due to Midwest’s control of the Board of Directors. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by Hot Dot was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously.

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

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial. As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Life. At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of Great Plains in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s control over Great Plains Financial, the Company began consolidating Great Plains Financial during the fourth quarter of 2012.

American Life and Great Plains Life

General

     American Life, as it exists today, is the product of the August 2011 merger of Old Reliance and American Life. Organized in 1960, Old Reliance primarily focused on the sale of final expense or burial products which typically are small face amount policies with limited underwriting. American Life historically did not offer similar products and instead focused on the sale of its American Accumulator product (a multi-benefit life insurance policy) and its Future Cornhusker Plan (a single premium term life product for children), as described below. The final expense and burial products have been offered by Old Reliance through a small network of independent agents in the Southwest United States. Sales over the past five years have been nominal as the Company lacked the capital and surplus to support broad sales of the products. Following the acquisition by and merger with American Life, these final expense and burial products were withdrawn due to concerns regarding persistency and potential claims.

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

     American Life underwrites and markets life insurance products within the State of Nebraska. After completing the merger with Old Reliance, American Life is licensed in fourteen states. Because American Life is domiciled in Arizona following the merger, it is required to comply with the insurance laws of that state. Management is evaluating the pros and cons of domesticating American Life in Nebraska; however no decision has been made as of the current date. Old Reliance had eliminated marketing in several states prior to the acquisition. Management’s assessment of Old Reliance’s activities was that the business lacked adequate profit. As such, an on-going review is underway to evaluate market potential and appropriate products; such decision is expected in the first half of 2013. With the acquisition of Capital Reserve, we also obtained access to additional markets in Missouri and Kansas, although our sales efforts remain focused on Nebraska at the present time. Great Plains Life underwrites and markets life insurance products within the State of South Dakota and is domiciled in that state. Over time, we may apply with other state insurance departments in order to obtain certificates of authority to market life insurance products in those states.

     Additionally, because of management's significant experience in the international market, we intend to explore the international market for U.S. dollar denominated ordinary life policies. Management has negotiated a marketing agreement with a foreign based general agency to offer U.S. dollar denominated ordinary life products available to select foreign nationals, beginning with the countries of Argentina and Bolivia. This product, the “Gold Standard,” is specifically designed for the international market and contains numerous benefit limitations for causes of death not anticipated in normal underwriting. Management expects the average premium of such policies to be $3,000 to $4,000 and the average face amount less than $150,000. All premium and benefits are to be paid in U.S. dollars drawn on U.S. banks.

     Some of the agents who were engaged by us to sell shares of voting common stock in the 2007-09 intrastate public offering were cross-trained by American Life to act as agents for its insurance business. The recruiting, training and hiring of captive agents (agents who sell only American Life and Great Plains Life’s products) will be a continuous process for American Life and Great Plains Life.

Type of Policies

     American Life sells three insurance products, the “American Accumulator”, which is a multi-benefit life insurance policy that combines cash value life insurance with a tax deferred annuity, the “Future Cornhusker Plan”, which is a single premium term life product offered for children aged three months to 15 years, and the “Gold Standard” described above. The Future Cornhusker is available in annual premium amounts of $125 or $250 and carries an initial face amount of $5,000 or $10,000. The American Accumulator is sold in annual premium units of $2,000. The average annual premium is approximately $2,000 with an average face amount of $67,000. Premiums may be higher based upon the age and health of the insured. Great Plains Life sells a product similar to the “American Accumulator” called the “Great Plains Life Accumulator.”

     It is anticipated that, over time, American Life and Great Plains Life will market other traditional life insurance products such as limited pay whole life, term and decreasing term life and single and flexible premium annuities. The potential profitability of any product, including the cost involved to market and administer it, will be a significant factor in the decision to offer that product. Currently, the Company’s consulting actuary is working with management to design these products. Management expects to introduce a limited pay whole life and term product during the summer of 2013.

Product Pricing

     None of the insurance products to be marketed by American Life and Great Plains Life, other than those products described above, have been developed or filed with their respective Departments of Insurance for approval. These products will be developed with a pricing structure designed to accomplish the following primary objectives:

  Provide a competitively priced product to the insurance consumer;

  Provide sufficient gross margins to allow the insurance subsidiary to achieve operating profits comparable to the life insurance industry as a whole; and

  Provide sufficient first year and renewal commission structures necessary to attract and retain career-oriented insurance agents.

     All products will be developed by using the services of an independent qualified consulting actuary, Miller and Newberg of Kansas City, Missouri. In addition to product development, Miller and Newberg serves as American Life and Great Plains Life’s Valuation Actuary. The total fees paid to Miller and Newberg in 2012 were $133,990.

Underwriting Standards

     Underwriting guidelines will have a direct impact on American Life and Great Plains Life’s operating results. If the underwriting standards that are established are not adequate, desired operating results will not be realized. Generally, when underwriting standards are less restrictive, more mortality claims will result and vice versa. Underwriting standards have a direct impact on the pricing structure of a product. The less restrictive the underwriting standards, the higher the product needs to be priced in order to allow for a higher incident of mortality. This higher incident of mortality is also reflected in greater policy reserves being established.

     American Life and Great Plains Life have established similar underwriting guidelines consistent with their products’ pricing structure. The Companies utilize information from the application and, in some cases, telephone interviews with applicants, inspection reports, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage or rejected. In addition to an applicant’s medical history, the Companies also consider other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Requests for coverage are reviewed on their merits and generally a policy is not issued unless the particular risk has been examined and approved by our underwriters. The Companies’ consulting actuary assists the insurance subsidiaries in establishing their underwriting standards. American Life and Great Plains Life’s underwriting is performed by its third party administrator, Midwest.

Marketing

     New agents are recruited through referrals from shareholders, newspaper advertisements, and solicitation through the use of on-line job sites. Each potential candidate must go through a three interview process. If hired to sell insurance, the candidate must complete a 40 hour training course conducted by a third party as well as pass the state examination. Once licensed, they must complete a week long product and sales training class. Following course completion, they will have a training week where their manager will work side by side by conducting sales meetings with them. The average turnover rate of our agents since we began writing business is approximately 15% per year.

     The products developed by American Life and Great Plains Life have been marketed initially by those agents cross-trained to market insurance products after selling shares of stock in our intrastate public offerings. When agents were recruited to sell stock in connection with our earlier intrastate public offerings, they were required to complete a similar company training program and compliance course. They also were required to be licensed by the Nebraska and South Dakota Department of Banking & Finance, Securities Bureau, under applicable securities laws and were required to spend time in the field with their managers prior to engaging in any sales activity on their own. During the period in which our intrastate offerings were on-going, the average turnover rate of our agents was approximately 10% per year.

     Additionally, the recruiting, hiring and training process is continuous for American Life and Great Plains Life going forward. These captive agents will market only the life insurance subsidiaries’ products. The American Accumulator and Great Plains Life Accumulator pay a first year commission to marketing agents ranging from 42% to a high of 79% and renewal commissions totaling 5% to 15%. The Future Cornhusker pays a first year commission to our marketing agents of 20% and no renewal commission. The Gold Standard pays a first year commission to our marketing agents of 120% and renewal commissions totaling 10% to 20%.

     The insurance products are marketed using the same face-to-face marketing concept that was used by us to sell shares of stock in our intrastate public offerings that utilized in-person sales meetings with prospective shareholders. When the intrastate offerings were being conducted, the shares were only offered to individuals who had been referred by another shareholder. There was no cold calling or other similar activity. The sale of stock was not allowed to be conducted in any area where insurance sales were ongoing. Our insurance agents have used our shareholder base and their referrals as potential clients for our life insurance products.

     American Life also intends to pursue the U.S. Dollar-denominated life insurance market in Latin America. The products that will be offered are ordinary whole life that are designed specifically for that market. Management expects production to begin in the second quarter of 2013.

     If, and when, American Life and Great Plains Life enter the interest-sensitive and universal life markets, it would not use its captive agents to market such products. Generally, these are sophisticated products which require a unique ability to market. Accordingly, if American Life and Great Plains Life choose to enter this market, they would develop an independent agent distribution system using independent marketing agencies that have the experience and ability to market these products. However, American Life and Great Plains Life would not enter this market segment unless they could do so profitably.

Operating Results

     There are certain factors unique to the life insurance business, which may have an adverse effect on the operating results of American Life and Great Plains Life. One such factor is that the cost of putting a new policy in force is usually greater than the first year’s policy premium, and, accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves often have an adverse effect on operating results. American Life and Great Plains Life, as is common among new or inactive life insurance companies, probably will continue to operate at a loss for a number of years because of the substantial costs of writing new life insurance. The aggregate cost of writing new life insurance includes such significant, nonrecurring items as first year commissions, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established. For the American Accumulator and Great Plains Life Accumulator products, the costs to cover expenses and the policyholder liability that must be set up at policy issuance exceed the first year premium by approximately 39%, while there is no excess of costs to cover expenses and the policyholder liability for the Future Cornhusker product. Accordingly, it is generally recognized that the cost of putting a new policy in force is substantially greater than the first year premium. As a result, a new life insurance company can be expected to sustain losses for a number of years, during which time earnings are not available for dividends. However, in accordance with accounting principles generally accepted in the United States of America (GAAP), incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced.

     Additionally, since the Company has a large portion of its business as first year business, the overhead of the Company is not yet supported by renewal business.

     Our operating results are reported in accordance with accounting principles generally accepted in the United States of America (GAAP) for stock life companies; although the Company’s life insurance subsidiaries will also prepare financial statements in accordance with accounting practices prescribed or permitted by their respective states of domicile (statutory basis of accounting) for the purpose of reporting to insurance regulatory authorities. Under the GAAP method of reporting, certain costs, which are expensed immediately under the statutory basis of accounting, will be charged to operations over the period in which premiums are earned, thereby delaying the adverse effect of these costs on operating results. In addition, under the GAAP method of reporting, assumptions used in calculating reserves are less conservative than those used under the statutory basis, thereby further reducing adverse effects on operating results.

Administration

     The policies written or acquired by American Life and Great Plains Life have historically been administered through a contract with a third-party administrator (TPA). The TPA was a company that was not related to American Life or Great Plains which is in the business of performing policy administration. Such administration for American Life was performed through a TPA until January 31, 2012 and until June 30, 2012 for Great Plains Life. Policy administration includes the issuance of policies, billing, preparation of commission and production statements, posting of premium payments and servicing of policyholders. Following the acquisition of Old Reliance, which owned a policy administration and accounting system, management gave notice of cancellation to American Life’s TPA and brought all administration in house on February 1, 2012 for American Life and July 1, 2012 for Great Plains Life.

     The Company commenced its TPA services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources.

Investments

     American Life, Capital Reserve, and Great Plains Life have adopted investment policies in compliance with the insurance laws of the State of Arizona, Missouri, and South Dakota, respectively. The type and amount of investments which can be made by a life insurance company are specifically controlled by applicable state statutes and rules and regulations of the respective state departments of insurance.

     It is critical that an insurer invest its assets wisely and conservatively as investment income ultimately (as a new company grows, investment income will increase as a percent of total income due to investment of policy reserves) will be a significant component of total revenue. Accordingly, American Life, Capital Reserve, and Great Plains Life have developed a conservative investment policy in an effort to minimize its investment risk. An independent professional investment advisor who specializes in the insurance industry assists the Company with its investment decisions.

Reinsurance

     American Life, Capital Reserve, and Great Plains Life reinsure with other companies (reinsurers) portions of the life insurance risks they underwrite and occasionally will reinsure portions of life insurance risks underwritten by other (ceding) companies. The primary purpose of reinsurance is to allow a company to reduce the amount of its risk on any particular policy. The effect of reinsurance is to transfer a portion of the risk to the reinsurers. However, American Life, Capital Reserve, and Great Plains Life remain contingently liable for the risk in the event the reinsurers are not able to meet their obligations under the reinsurance agreements. Further, when life insurance risks are ceded to another insurer, the ceding company must pay a reinsurance premium to the reinsurance company as consideration for the risk being transferred. The payment of this reinsurance premium to the reinsurer represents a reduction of the premium income received by American Life, Capital Reserve, or Great Plains Life. This reduction in premium income has a direct impact on the profitability of the ceding company (American Life, Capital Reserve, and Great Plains Life).

     The average face amount of all of our life insurance policies in force is approximately $31,000, with the American Accumulator averaging $67,000, Future Cornhusker averaging $25,000, and the policies acquired through Old Reliance averaging $8,000. With respect to the American Accumulator and Future Cornhusker policies, the Company retains $40,000 to $55,000 of risk on any one life. As of December 31, 2012, approximately 57% of the gross outstanding life insurance policies in force are reinsured with third parties. The Company cedes approximately 0.15% of premium per year for each $1,000 of life insurance in force. All accidental death benefits are reinsured. With respect to the policies acquired through Old Reliance, the Company retains $25,000 of risk on any one life.

Reserves

     American Life, Capital Reserve, and Great Plains Life establish as liabilities actuarially computed reserves to meet the obligations on the policies they write, in accordance with the insurance laws and the regulations of the Arizona, Missouri, and South Dakota Departments of Insurance, respectively, for statutory accounting and GAAP for financial reporting to shareholders. Reserves, whether calculated under statutory accounting practices prescribed by various state insurance regulators or GAAP, do not represent an exact calculation of exposure, but instead represent our best estimates based on the relevant basis of accounting, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions that are determined by various regulatory authorities. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued and are applied against policy in force amounts.

Competition

     The life insurance industry is fiercely competitive. Many of the life insurance companies authorized to do business in states that we conduct business in are well-established companies with fine reputations, offering a broader line of insurance products, having larger selling organizations, and possessing greater financial resources than American Life, Capital Reserve, and Great Plains Life. American Life, Capital Reserve, and Great Plains Life are not rated by industry analysts at the present time and likely will not be rated for a period of three to five years. This will have a negative impact on the companies’ ability to compete with rated insurance companies. There is also considerable competition among insurance companies in obtaining qualified sales agents, which might require the companies to pay higher commissions to attract such agents.

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

     No acquisition agreements have been signed as of April 1, 2013. However, we will continue to evaluate and consider appropriate acquisition candidates.

Prior Acquisitions and Investments

     Between 2005 and 2011, we acquired 2,704,000 shares of capital stock of Security Capital for an aggregate investment of $102,500. As of December 31, 2012, our ownership constituted approximately 60% of the issued and outstanding capital stock of Security Capital. During the third quarter of 2011, the Company began consolidating Security Capital. Security Capital is a development stage company that has not conducted operations apart from raising capital.

     From 2009 to 2012, we acquired 896,500 shares of capital stock of First Wyoming Capital Corporation (First Wyoming), a Wyoming corporation, for an aggregate investment of $763,650. First Wyoming’s insurance subsidiary received its Certificate of Authority to operate in Wyoming on July 1, 2011. As of December 31, 2012, our ownership constituted approximately 21.45% of the issued and outstanding capital stock of First Wyoming. The Company currently records its investment in First Wyoming utilizing the equity method of accounting.

     In April 2010, we acquired 340,000 shares of capital stock of Rocky Mountain Capital Corporation (Rocky Mountain), a Colorado corporation, for $0.10 per share for an aggregate investment of $34,000. As of December 31, 2012, our ownership constituted approximately 10.84% of the issued and outstanding capital stock of Rocky Mountain. Rocky Mountain is a development stage company that has not conducted operations apart from raising capital. The Company currently records its investment in Rocky Mountain utilizing the cost method of accounting.

     In April 2010, we acquired 600,000 shares of non-voting capital stock of Northstar Financial Corp. (Northstar), a Minnesota corporation, for $0.10 per share for an aggregate investment of $60,000. On June 30, 2012, the 600,000 shares were automatically converted to voting shares. As of December 31, 2012, our ownership constituted approximately 18.38% of all issued and outstanding capital stock of Northstar. Northstar is a development stage company that has not conducted operations apart from raising capital. The Company currently records its investment in Northstar utilizing the cost method of accounting.

     From 2010 to 2012, we acquired 984,950 shares of capital stock of Great Plains Financial, for an aggregate investment of $1,616,350. Great Plains Financial has a life insurance subsidiary licensed to do business in South Dakota. As of December 31, 2012, our ownership constituted approximately 24.5% of the issued and outstanding capital stock of Great Plains Financial. The Company currently consolidates Great Plains Financial.

     In July 2011, we acquired 3 nonvoting units of League of Lakeway, LLC (Lakeway), a Texas Limited Liability Company, for an aggregate investment of $45,000. The Company operates a restaurant based in Lakeway, Texas. As of December 31, 2012, our ownership constituted less than 10% of the outstanding units of Lakeway. The Company currently records its investment in League of Lakeway utilizing the cost method of accounting.

     In August 2011, we acquired 2,500,000 shares of capital stock of Hot Dot, Inc. (Hot Dot), a Nebraska corporation, for $0.02 per share for an aggregate investment of $50,000. Our ownership, along with our control of management and the board of directors, constituted a controlling interest, and the Company began consolidating Hot Dot. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. Hot Dot was organized to develop, manufacture, and market the Alert Patch. The Alert Patch is an adhesive-backed cloth patch that is used to detect increases in body temperature that pose a risk of heat exhaustion or heat stroke. As of December 31, 2012, our ownership constituted approximately 14.27% of the issued and outstanding capital stock. Hot Dot is a development stage company that has not conducted operations apart from raising capital. The Company currently records its investment in Hot Dot utilizing the equity method of accounting.

     On August 3, 2011, the Company acquired Old Reliance Life Insurance Company, an Arizona domiciled life insurer and simultaneously merged American Life with and into it, changing the survivors name to American Life and Security Corp. This acquisition added licenses in 13 new states, annual income of approximately $1.7 million, annual expenses of approximately $2.0 million, and total assets of approximately $19 million. At the time of the acquisition, Old Reliance had 35 independent agents under contract. Currently, all 35 remain under contract.

     In September 2011, we acquired 600,000 shares of non-voting capital stock of Pacific Northwest Capital Corp. (Pacific Northwest), an Idaho corporation, for $0.10 per share for an aggregate investment of $60,000. As of December 31, 2012, our ownership constituted approximately 17.61% of the issued and outstanding capital stock. Pacific Northwest is a development stage company that has not conducted operations apart from raising capital. The Company currently records its investment in Pacific Northwest utilizing the cost method of accounting.

     In April 2012, we acquired 300,000 shares of non-voting capital stock of Enchantment Capital Corp. (Enchantment), a New Mexico corporation, for $0.10 per share for an aggregate investment of $30,000. Additionally, our less than wholly owned subsidiary, Great Plains Financial, owns 200,000 shares of non-voting capital stock of Enchantment. As of December 31, 2012, our combined ownership constituted approximately 15.26% of all issued and outstanding capital stock of Enchantment. Enchantment is a development stage company that has not conducted operations apart from raising capital. The Company currently records its investment in Enchantment utilizing the cost method of accounting.

     Our less than wholly owned subsidiary, Security Capital, owns 350,000 shares of capital stock of Northern Plains Capital Corporation (Northern Plains), a North Dakota corporation representing approximately 8.9% of the outstanding shares. In the third quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital Corporation, and the previously held interest was remeasured at fair value. The remeasurement increased the carrying value of Security Capital’s investment in Northern Plains to $434,000. Additionally, Great Plains Financial owns 350,000 shares of capital stock of Northern Plains. As of December 31, 2012, our combined ownership constituted approximately 17.78% of the issued and outstanding capital stock. The Company currently records its investment in Northern Plains utilizing the cost method of accounting.

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

  Northstar. Northstar was incorporated in Minnesota in April 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We invested approximately $60,000 in the organizational financing of Northstar in exchange for 600,000 shares of non-voting capital stock. On June 30, 2012, the 600,000 shares were automatically converted to voting shares. As of December 31, 2012, our ownership constitutes approximately 18.38% of all issued and outstanding capital stock of Northstar. In addition, Rick Meyer, Chairman of our Board of Directors, is Chairman, Chief Executive Officer and a member of the original Board of Directors of Northstar. Rick Meyer owns 200,000 shares of Northstar’s voting capital stock. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is President, Chief Operating Officer, Treasurer, Chief Financial Officer and a member of the original Board of Directors of Northstar. Mr. Oliver owns 140,000 shares of voting capital stock of Northstar. Travis Meyer, our Vice Chairman and a member of our Board of Directors, owns 146,000 shares of voting capital stock. Milton Tenopir, a member of our Board of Directors, is a member of the Board of Directors of Northstar and owns 50,000 shares of voting capital stock. Other of our present and former directors also own capital stock of Northstar. As of December 31, 2012, Northstar is a development stage company that has not conducted operations apart from raising capital through a $1.0 million private placement of securities. It commenced a $10 million intrastate offering in May 2011 and has raised approximately $2.1 million.

  First Wyoming. First Wyoming was incorporated in Wyoming in July 2009 for the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We have invested $763,650 in the financing of First Wyoming in exchange for 896,500 shares of capital stock. As of December 31, 2012, our ownership constitutes approximately 21.45% of all issued and outstanding capital stock of First Wyoming. Rick Meyer, Chairman of our Board of Directors, is Chairman and a member of the Board of Directors of First Wyoming. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is CEO/CFO/Treasurer and a member of the Board of Directors of First Wyoming. John Perkins, our former Secretary and compliance officer and a current member of our Board of Directors, serves as Vice President and compliance director and is a member of the Board of Directors of First Wyoming. Les Meyer, a member of our Board of Directors, serves as a member of the Board of Directors. Joel Mathis, an employee of ours, is a member of the Board of Directors of First Wyoming. Great American Marketing, Inc., a corporation owned by Travis Meyer, our Vice Chairman and a member of our Board of Directors, had a consulting agreement with First Wyoming that terminated on June 30, 2010. Mr. Meyer owns 25,000 shares of capital stock of First Wyoming. Additionally, Rick Meyer, our Chairman, owns 25,000 shares of capital stock of First Wyoming. Other of our present and former directors also own capital stock of First Wyoming. First Wyoming has raised over $10 million and received its certificate of authority in July 2011.

  Rocky Mountain. Rocky Mountain was incorporated in Colorado in March 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We invested approximately $34,000 in the organizational financing of Rocky Mountain in exchange for 340,000 shares of capital stock. As of December 31, 2012, our ownership constituted approximately 10.84% of the issued and outstanding capital stock of Rocky Mountain. In addition, Les Meyer, a member of our Board of Directors, is President, Chief Executive Officer and a member of the original Board of Directors of Rocky Mountain. Les Meyer owns 352,000 shares of capital stock of Rocky Mountain. Rick Meyer, Chairman of our Board of Directors, is Chairman and a member of the original Board of Directors of Rocky Mountain. Rick Meyer owns 130,000 shares of capital stock of Rocky Mountain. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is Secretary/Treasurer and a member of the original Board of Directors of Rocky Mountain. Mr. Oliver owns 130,000 shares of capital stock of Rocky Mountain. John R. Perkins, a member of our Board of Directors, is a member of the original Board of Directors of Rocky Mountain and owns 140,000 shares of capital stock. Travis Meyer, our Vice Chairman and a member of our Board of Directors, owns 130,000 shares of capital stock of Rocky Mountain. Other of our present and former directors also own capital stock of Rocky Mountain. As of December 31, 2012, Rocky Mountain is a development stage company that has not conducted operations apart from commencing a $1.0 million private placement of securities. It commenced a $7.5 million public intrastate offering in May 2011.

  Great Plains Financial. Great Plains Financial was incorporated in South Dakota in January 2007. Great Plains Financial has raised over $7.5 million through private placements of stock and a registered public offering in South Dakota and established a regulated life insurance subsidiary in that state. As of December 31, 2012, we have invested $1,616,350 in the financing of Great Plains Financial in exchange for 984,950 shares of capital stock. As of December 31, 2012, our ownership constituted approximately 24.5% of the issued and outstanding capital stock of Great Plains Financial. Rick Meyer, Chairman of our Board of Directors, is Chairman, of Great Plains Financial and a member of the Board of Directors. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is Executive VP/CFO/CEO and a member of the Board of Directors of Great Plains Financial. Jack Theeler, a member of our Board of Directors, serves as Chairman of Great Plains Life and a member of the Board of Directors. Travis Meyer, our Vice Chairman and a member of our Board of Directors, is a member of the Board of Directors of Great Plains Financial. Milt Tenopir, a member of our Board of Directors, is a member of the Board of Directors of Great Plains Financial. Joel Mathis, an employee of ours, is a member of the Board of Directors of Great Plains Financial.

  Pacific Northwest. Pacific Northwest was incorporated in Idaho in October 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We invested approximately $60,000 in the organizational financing of Pacific Northwest in exchange for 600,000 shares of non-voting capital stock. As of December 31, 2012, our ownership constituted approximately 17.61% of the issued and outstanding capital stock. In addition, Travis Meyer, our Vice Chairman and a member of our Board of Directors, is President, Chief Executive Officer, Co-Chairman and a member of the original Board of Directors of Pacific Northwest. Travis Meyer owns 200,000 shares of non-voting capital stock of Pacific Northwest. Rick Meyer, Chairman of our Board of Directors, is Co-Chairman and a member of the original Board of Directors of Pacific Northwest. Rick Meyer owns 200,000 shares of capital stock of Pacific Northwest. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is Treasurer and a member of the original Board of Directors of Pacific Northwest. Mr. Oliver owns 200,000 shares of non-voting capital stock of Pacific Northwest. Todd C. Boeve, an employee of ours, is Secretary and a member of the original Board of Directors of Pacific Northwest. Mr. Boeve owns 50,000 shares of capital stock of Pacific Northwest. Pacific Northwest is a development stage company that has not conducted operations apart from raising capital.

  Enchantment. Enchantment was incorporated in New Mexico in November 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. In April 2012, Enchantment initiated a private placement of 2,600,000 shares at $0.10 per share and Midwest purchased 300,000 shares of Enchantment for an aggregate investment of $30,000. Our less than wholly owned subsidiary, Great Plains Financial, owns 200,000 shares of capital stock of Enchantment. As of December 31, 2012, our combined ownership constituted approximately 15.26% of all issued and outstanding capital stock of Enchantment. In addition, Travis Meyer, our Vice Chairman and a member of our Board of Directors, is Vice Chairman and a member of the original Board of Directors of Enchantment. Travis Meyer owns 200,000 shares of capital stock of Enchantment. Rick Meyer, Chairman of our Board of Directors, is Executive Vice President and a member of the original Board of Directors of Enchantment. Rick Meyer owns 200,000 shares of capital stock of Enchantment. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is Chief Executive Officer and Chairman of the Board of Enchantment. Mark Oliver owns 200,000 shares of capital stock of Enchantment. John Perkins, our former Secretary and compliance officer and a current member of our Board of Directors, serves as compliance director of Enchantment. Todd Boeve, an employee of ours, is Secretary and a member of the original Board of Directors of Enchantment. Todd Boeve owns 75,000 shares of capital stock of Enchantment. Joel Mathis, an employee of ours, serves as a member of the Board of Directors of Enchantment. Other of our present and former directors also own capital stock of Enchantment. Enchantment is a development stage company that has not conducted operations apart from raising capital.

  Northern Plains. Northern Plains was incorporated in North Dakota in October 2008 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. Northern Plains has raised over $8 million through private placements of stock and a registered public offering in North Dakota and established a regulated life insurance subsidiary in that state. Our less than wholly owned subsidiary, Great Plains Financial, owns 350,000 shares of capital stock of Northern Plains. Additionally, our less than wholly owned subsidiary, Security Capital, owns 350,000 shares of capital stock of Northern Plains. As of December 31, 2012, our combined ownership constituted approximately 17.78% of the issued and outstanding capital stock.

       Most of these entities have business plans similar to that of the Company. Each entity operates under a separate Board of Directors. There are no plans to merge any of the entities above as of the present date.

Regulation

       American Life, Capital Reserve, and Great Plains Life, as well as any other life insurance subsidiary that we may acquire or form, are (or will be) subject to the regulation and supervision of the Arizona, Missouri, and South Dakota Departments of Insurance, respectively, and/or other state insurance regulators. Such regulation is primarily for the benefit of policyholders rather than shareholders. These regulators possess broad administrative powers. These powers include the authority to grant and revoke licenses to transact business, to approve the form of insurance contracts, to regulate capital requirements, to regulate the character of permitted investments, and to require deposits for the protection of investments. Arizona, Missouri, and South Dakota insurance law requires the filing of a detailed annual report with the Department of Insurance, as do other states’ laws. Thus, the business and financial accounts of American Life, Capital Reserve, and Great Plains Life will be subject to examination by the Arizona, Missouri, and South Dakota Departments of Insurance, respectively, as well as insurance departments of any other states in which we may do business.

       There can be no assurance that American Life, Capital Reserve, Great Plains Life, or any other life insurance subsidiary that we may acquire or form will be able to satisfy the regulatory requirements of the Arizona, Missouri, or South Dakota Department of Insurance or a similar department in any other state in which it may wish to transact business.

       As the holder of a controlling interest in an Arizona, Missouri, and South Dakota insurance company, the Company also is subject to regulation as an insurance holding company system under Arizona, Missouri, and South Dakota law. The provisions of this law generally provide for restrictions on a change in control of the insurance holding company, require the filing of certain reports with the Department of Insurance, and limit the amount of dividends which may be received by the holding company from American Life, Capital Reserve, and Great Plains Life.

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

Employees and Agents

       As of December 31, 2012, we have 21 full-time employees and 3 part-time employees, as well as approximately 65 insurance agents who operate as independent contractors.

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

       We market our insurance products through the services of licensed insurance agents. New agents are recruited through referrals from shareholders, newspaper advertisements, and solicitation through use of on-line job sites. Each potential candidate must go through a three interview process. If hired to sell insurance, the candidate must complete a 40 hour training course conducted by a third party as well as pass the state examination. Once licensed, they must complete a week long product and sales training class. Following course completion, they will have a training week where their manager will work side by side by conducting sales meetings with them. The average turnover rate of our agents since we began writing business is approximately 15% per year.

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

Our existing insurance subsidiaries, American Life, Capital Reserve, and Great Plains Life, may fail as a result of being inadequately capitalized.

       American Life was granted a certificate of authority by the Nebraska Department of Insurance based on initial capital and surplus of approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. American Life had approximately $4.5 million in capital and surplus at December 31, 2011 and $2.4 million at December 31, 2012. Capital Reserve had capital and surplus of $1.2 million and $1.4 million as of December 31, 2011 and 2012, respectively. Great Plains Life had capital and surplus of $2.4 million and $2.2 million as of December 31, 2011 and 2012, respectively. Each insurance company’s Department of Insurance may require additional amounts of capital and surplus to support its business going forward. The amount of capital and surplus ultimately required will be based on certain “risk-based capital” standards established by statute and regulation and administered by the Arizona, Missouri, and South Dakota Departments of Insurance and other regulators. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If American Life, Capital Reserve, or Great Plains Life fails to maintain required capital levels in accordance with the “risk-based capital” system, each company’s ability to maintain the regulatory authority necessary to conduct business would be compromised.

We expect to suffer operating losses for a number of years.

       We expect to sustain losses for a number of years. Our insurance subsidiaries, as is common among new or inactive life insurance companies, likely will operate at a loss for a number of years because of the substantial costs of writing new life insurance. We have incurred significant net losses since inception in 2003 totaling approximately $12.2 million through December 31, 2012.

       The aggregate cost of writing new life insurance includes such significant, nonrecurring items as first year commissions, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established. For the American Accumulator and Great Plains Life Accumulator products, the costs to cover expenses and the policyholder liability that must be set up at policy issuance exceed the first year premium by approximately 39%, while there is no excess of costs to cover expenses and the policyholder liability for the Future Cornhusker product. Accordingly, it is generally recognized that the cost of putting a new policy in force is substantially greater than the first year premium. As a result, a new life insurance company can be expected to sustain losses for a number of years, during which time earnings are not available for dividends. However, in accordance with accounting principles generally accepted in the United States of America (GAAP), incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced.

       Additionally, the Company will continue to have a large portion of its business as first year business. Therefore, the overhead of the Company is not yet supported by renewal business.

Our investments in development stage companies may expose us to loss of capital and conflicts of interest for our officers, directors and affiliates who serve as in officer and director capacities for those development stage entities.

As set forth above in “Certain Relationships and Affiliations with Similar Businesses”, we have investments in development stage companies, which are either seeking to raise capital to form life insurance subsidiaries in their respective states of incorporation (Arkansas, Colorado, Idaho, Minnesota and New Mexico) or have recently formed a life insurance subsidiary (South Dakota and Wyoming). Our time and management attention devoted to these investments is significant, and it can be expected to divert management resources from our business. There will likely be conflicts between the operative, strategies and long term objectives of these development stage companies and us. The resolution of these conflicts may not be resolvable, or if resolved, may be at a disadvantage to us. In addition, several of our officers, directors and affiliates serve as officers, directors and consultants to these development stage entities and they individually acquire stock in these entities at extremely low prices compared to the other shareholders in these entities who buy their shares at much higher prices and upon where the financial risk of all these companies rests. Also, our affiliated parties are paid directly by these development stage entities in addition to what we pay them for our services. All of these factors result in conflicts of interests between the interests of Midwest and the interests of these companies, as well as the interests of our affiliates in personal payment of salaries and other fees of these entities in addition to what we pay such persons at present. We cannot assure that these conflicts will be resolved to the benefit of Midwest, in which case your investment may decline in value.

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

       A portion of our insurance policy sales are from foreign countries, primarily those in Latin America.   The government of a foreign country could determine its residents may not buy life insurance from us unless we became qualified to do business in that country or unless our policies purchased by its residents receive prior approval from its insurance regulators.  Also, new laws or regulations could be implemented or new applications of existing laws or regulations could occur, which could result in the cessation of marketing activities by our independent marketing agents.  From time to time we have become aware of new foreign laws, regulations or new interpretations of foreign laws or regulations that may have an adverse effect on the marketing efforts of our foreign independent marketing agents.  We cannot assure you any of these laws, regulations, or application of them by foreign regulatory authorities will not have an adverse effect on the marketing efforts of our independent marketing agents and, in turn, on our revenues.  Further, there is no assurance we would be able to qualify to do business in any foreign country or that its insurance regulatory authorities would approve our policies if we decided to submit our insurance policies for approval.  We could also face sanctions, including fines and penalties, if a country's authorities determined any failure to qualify or otherwise comply with its laws was willful or ongoing.  Any of the foregoing could reduce our revenues and adversely affect our results of operations and financial condition.  Additionally, we do not determine whether our independent consultants are required to be licensed to sell insurance in the countries in which they market our policies.  If our independent consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues.  We have not obtained any advice of counsel in any foreign jurisdictions with respect to these matters.  We are unable to quantify the effect of foreign regulation on our business if regulation were to be imposed on us, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to withdraw from or avoid a market if additional foreign regulation were imposed.

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

       The operating results of companies in the insurance industry are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. Our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market our insurance products, our ability to develop competitive and profitable products and our ability to obtain high ratings. In connection with the development and sale of products, we and our operating subsidiaries encounter significant competition from other insurance companies, many of whom have financial resources substantially greater than the Company, as well as competition from other investment alternatives available to our customers. We do not anticipate that American Life and Great Plains Life will be rated by industry analysts for a period of three to five years. This will have a negative impact on the companies’ ability to compete with rated insurance companies. Accordingly, competition for new life insurance policies will be significant which may have a negative impact on our ability to operate profitably.

We are highly dependent upon our key personnel, and the loss of any of our key personnel could materially and adversely affect our business.

       Our ability to operate successfully is dependent primarily upon the efforts of our Vice Chairman, Travis Meyer, and our Chief Executive Officer and Chief Executive Officer of American Life and Great Plains Life, Mark Oliver, as well as other key personnel. The loss of the services of any of these officers and employees could have a material adverse effect on our ability to operate successfully. We do have 3 year employment contracts with each party.

Development of life insurance products involves the use of certain assumptions, and the inaccuracy of these assumptions could adversely affect our profitability.

       We must make certain assumptions as to expected mortality, lapse rates and other factors in developing the pricing and other terms of our life insurance products. These assumptions are based on industry experience and are reviewed and revised regularly so as to reflect actual experience on a current basis. However, variation of actual experience from that assumed in developing such terms may affect a product’s profitability or sales volume.

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

Our insurance subsidiaries may not be able to obtain a favorable insurance rating.

       Insurance ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Ratings reflect the rating agencies’ opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. Our insurance subsidiaries will not receive a rating until they have maintained operations for a minimum of three to five years. There can be no assurance that our insurance subsidiaries will be rated by a rating agency or that any rating, if and when received, will be favorable to the insurance subsidiary. The lack of a rating could impact the Company’s ability to make sales in the broad insurance marketplace. For example, customers may choose not to purchase a policy from an unrated company, or we may be required to charge lower rates and offer discounts to attract business.

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

  We may assume liabilities that were not disclosed or exceed our estimates;

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

ITEM 2. PROPERTIES.

       The Company currently leases office space at 8101 “O” Street, Suite S111, Lincoln, Nebraska 68510. This lease was executed August 28, 2009, amended on January 21, 2011, and expires on January 31, 2014. As part of the acquisition of Old Reliance, the Company assumed a lease for the headquarters of Old Reliance in Colorado Springs, Colorado that expired on December 31, 2012. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expires on May 1, 2015. Great Plains Financial entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expires on April 30, 2014.

ITEM 3. LEGAL PROCEEDINGS.

       We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

       Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANTS’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

       On February 20, 2013, the Company commenced a private placement offering of its common stock under Regulation D of the Securities Act of 1933. The Company is offering a maximum amount of $10,000,000.

       There is no established public trading market for our voting common stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

       On December 31, 2012, the Company had issued and outstanding 9,106,717 shares of voting common stock and 74,159 shares of preferred non-voting stock. No other voting securities of the Company are outstanding.

Holders of Record

       As of March 1, 2013, there were approximately 5,500 holders of record of our voting common stock.

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

Cautionary Note Regarding Forward-Looking Statements

       Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," along with any supplements in Part II below.

       All such forward-looking statements speak only as of the date of this Form 10-K. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Overview

       Midwest was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. Capital Reserve Life Insurance Company of Jefferson City, Missouri is a dormant, wholly owned subsidiary of American Life. Security Capital Corporation is a 60% owned subsidiary of Midwest. Great Plains Financial Corporation is a 24.5% owned subsidiary of Midwest. Great Plains Life Assurance Company is a wholly owned subsidiary of Great Plains Financial.

       From our inception, we have raised approximately $17.5 million through sales of shares of voting common stock in several private placements and an intrastate public offering in the State of Nebraska.

       On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. In 2012 and 2011, American Life generated approximately $4.0 million and $3.1 million in premium revenue, respectively, when combined with the operating results of Old Reliance Insurance Company, a company acquired by American Life in August 2011 as described later in this document.

       On June 20, 2010, American Life acquired Capital Reserve in exchange for a cash payment of approximately $1.9 million. This transaction added approximately a like amount of assets to American Life. Further, with the insurance charters acquired from Capital Reserve, we obtained access to additional markets in Missouri and Kansas. Capital and surplus of Capital Reserve as of December 31, 2012 and 2011 was $1,396,147 and $1,206,355, respectively. Capital Reserve generated a $66,813 and $112,327 net loss for the years ended December 31, 2012 and 2011, respectively.

       In connection with the acquisition of Capital Reserve, American Life also coinsured a block of life insurance business from Capital Reserve’s former parent corporation in a separate transaction. The purchase price for this block of business was approximately $375,000. This transaction added more than $70,000 in annual revenues to American Life’s operations, as well as approximately $3.5 million of new assets and $3.2 million of policy liabilities to our balance sheet.

       In January 2011, we completed the private sale of 74,159 shares of our Series A Preferred Stock to certain qualified investors in Latin America. The net proceeds of this sale, after expenses, were approximately $415,750. These proceeds were used to further capitalize our insurance operations, for working capital and for general corporate purposes.

       On July 12, 2010, in order to provide additional capital to support our continued growth, we commenced an offering of up to 2,000,000 additional shares of voting common stock to existing shareholders who were residents of the State of Nebraska. This offering was completed on February 28, 2011 and a total of 1,554,326 additional shares of voting common stock were sold. The gross proceeds of this sale were approximately $7.7 million. These proceeds were used to fund the acquisition of Old Reliance Insurance Company as described below, to further capitalize our insurance operations, for working capital and general corporate purposes.

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

       The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $12.2 million through December 31, 2012. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

       During the third quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital Corporation (Security Capital), an Arkansas corporation formerly known as Arkansas Security Capital Corporation. Security Capital is a development stage company that has not conducted operations apart from raising capital.

       In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot) for $50,000, a company organized in August 2011 to develop, manufacture, and market the Alert Patch. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by Hot Dot was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously.

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

       During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial. As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s control over Great Plains Financial, the Company began consolidating Great Plains Financial during fourth quarter of 2012.

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

Valuation of Investments

     The Company’s principal investments are in fixed maturity and equity securities. Fixed maturity and equity securities, which are classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). The Company utilizes external independent third-party pricing services to determine its fair values on investment securities available for sale. The Company has routines, processes, and controls in place to review prices received from service providers for reasonableness and unusual fluctuations. In the event that a price is not available from a third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security.

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

     Additionally, the Company has investments in development stage entities. These equity securities approximate carrying value and are invested in privately-held life insurance companies. These securities have no active trading. The fair value for these securities is determined through the use of unobservable assumptions about market participants. These companies are regularly bringing new investors into their entities at or above the prices paid by the Company. Accordingly, the Company has asserted that a willing market participant would purchase the security for the same price as the Company paid until such time as the development stage company commences operations.

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

     The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the statements of comprehensive income and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.

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

     The Company prospectively adopted Accounting Standards Update (ASU) 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” effective January 1, 2012. Under the new guidance, incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. The amount of acquisition costs capitalized during the year ended December 31, 2012 were $1,173,683. The amount of acquisition costs that would have been capitalized during the year ended December 31, 2012 if the Company’s previous policy had been applied during that period would have been $1,005,538. Thus, the adoption of this guidance resulted in a $168,145 increase in the amount of acquisition costs capitalized during the year.

Value of Business Acquired

     Value of business acquired (VOBA) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects Company experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The VOBA balance is immediately impacted by any assumption changes, with the change reflected through the statements of comprehensive income as an unlocking adjustment in the amount of VOBA amortized. These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.

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

     VOBA is also reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from emerging experience that the premium margins or gross profits are less than unamortized deferred acquisition costs, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period.

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

     For a reporting unit in which the qualitative impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If, during this second step, we determine that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference.

     The Company performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2012, the fair value of the Company’s reporting units exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment. Management's determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

     The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

     The Company compared the carrying value of its identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2012, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

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

Income

     Our income prior to commencing insurance operations in 2009 came from our investments, which were nominal due to the need to maintain liquidity. When American Life commenced operations in September 2009, we also began to receive premium income from the sales of life insurance. Capital Reserve, acquired in 2010, has had minimal impact on operations as it has no premium income or related expenses. Management expects the premium writings in American Life and Great Plains to increase in the next few years as the business continues to expand, and as assets and policy reserves grow, expects investment income to grow also. An evaluation of the best use of the assets obtained in the acquisitions of Capital Reserve and Old Reliance is ongoing.

Consolidated Results of Operations

     Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the years ended December 31, 2012 and 2011 are summarized in the table below.

	Year Ended December 31,
	2012	2011
Income:
Premiums	$4,208,659	$3,119,457
Investment income, net of expenses	480,183	351,115
Net realized gains on investments	134,120	25,628
Miscellaneous income	103,175	223,711
Realized gain on deconsolidation of Hot Dot Inc.	278,513	—
Realized gain on initial consolidation of Great Plains Financial Corp.	118,612	—
	$5,323,262	$3,719,911

     Premium revenue: Premium revenue in the year ended December 31, 2012 was $4,208,659 compared to $3,119,457 in the year ended December 31, 2011. The increase in premium revenue is primarily attributable to the acquisition of Great Plains Financial. 100% of payments received for first year premiums are traditional life insurance premiums and recognized as earned when due. In subsequent years, 50% of the payments received are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits. The change in distribution contributes to an apparent lower level of persistency than that actually experienced. Were annuities included, premium income would be $5,606,044 and $3,937,460, respectively. Management is pursuing the development of new products, which it expects to release during 2013.

     Investment income, net of expenses: The components of net investment income for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Fixed maturities	$349,677	$295,664
Equity securities	11,363	1,186
Cash and short-term investments	8,913	3,872
Equity in the net income of unconsolidated subsidiaries	36,043	82,828
Other	131,584	9,270
	537,580	392,820
Less investment expenses	(57,397)	(41,705)
	$480,183	$351,115

     Investment income, net of expenses was $480,183 in the year ended December 31, 2012 compared to $351,115 in the year ended December 31, 2011. The increase for the year ended December 31, 2012 is due to higher average invested balances as a result of investment of capital along with the acquisition of Great Plains Financial and offset by lower gains on equity method investments. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above. A majority of the Company’s “Other” investment income results from assets such as real estate, mortgage loans, and policy loans, which were acquired in the Old Reliance acquisition that was consummated in August 2011.

     Net realized gains on investments: Net realized gains on investments in the year ended December 31, 2012 was $134,120 compared to $25,628 in the year ended December 31, 2011. The Company sold these securities to reposition its available for sale portfolio and to take advantage of gains due to favorable interest rate positions.

     Miscellaneous income: Miscellaneous income in the year ended December 31, 2012 was $103,175 compared to $223,711 in the year ended December 31, 2011. The decrease in miscellaneous income is attributable the gain of $182,200 taken on the fair value remeasurement of Security Capital during the third quarter of 2011 and offset by third-party administration fee income earned in 2012.

     Realized gain on deconsolidation of Hot Dot, Inc.: The realized gain on deconsolidation of Hot Dot, Inc. for the year ended December 31, 2012 was $278,513. The gain was a result from the deconsolidation of Hot Dot during the third quarter of 2012.

     Realized gain on initial consolidation of Great Plains Financial: The realized gain on the initial consolidation of Great Plains Financial for the year ended December 31, 2012 was $118,612. The gain was a result of the excess of the acquisition date fair value of the Company’s previously held equity interest in Great Plains Financial over its carrying value on the acquisition date.

     Expenses for the years ended December 31, 2012 and 2011 are summarized in the table below.

	Year Ended December 31,
	2012	2011
Expenses:
Death and other benefits	$814,306	$383,899
Increase in benefit reserves	993,103	1,199,340
Amortization of deferred acquisition costs	631,121	624,650
Salaries and benefits	2,344,268	2,534,175
Other operating expenses	3,059,773	2,745,737
	$7,842,571	$7,487,801

     Death and other benefits: Death and other policy benefits were $814,306 in the year ended December 31, 2012 compared to $383,899 in the year ended December 31, 2011. The increase in death and other policy benefits for the year ended December 31, 2012 is primarily attributable to a full year’s worth of expense being recognized in 2012 following the acquisition of Old Reliance, which was consummated in August 2011. Death benefits for American Life and Great Plains were nominal in 2012 and 2011.

     Increase in benefit reserves: The increase in benefit reserves was $993,103 in the year ended December 31, 2012 compared to $1,199,340 in the year ended December 31, 2011. The increase in benefit reserves declined for the year ended December 31, 2012 compared to the same period in 2011 primarily because of a decrease in life reserves held on assumed business as part of the Security National agreement.

     Amortization of deferred acquisition costs: Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized and amortized over the life of the premiums produced. The amortization of such costs was $631,121 in the year ended December 31, 2012, compared to $624,650 in the year ended December 31, 2011. The increase in amortization, results from an increase in the balances of deferred acquisition costs period over period. During the first quarter of 2012, the Company recorded a one-time adjustment related to our estimated amortization period for recognizing deferred acquisition costs creating a negative amortization amount.

     Salaries and benefits: Salaries and benefits were $2,344,268 in the year ended December 31, 2012 compared to $2,534,175 in the year ended December 31, 2011. This decrease in payroll for the year ending December 31, 2012 compared to the same period in 2011 results from primarily from synergies and cost sharing of payroll expenses amongst Midwest affiliates.

     Other expenses: Other expenses (general administrative expenses, licenses and fees, and other expenses) were $3,059,773, in the year ended December 31, 2012 compared to $2,745,737 in the year ended December 31, 2011. The Company’s other operating expenses during the year ended December 31, 2012 increased compared to the same period in 2011 due to an increase in other expenses incurred by the Company’s subsidiary, Hot Dot, which were not incurred during 2011 along with an increase in legal and consulting expenses of approximately $274,000 incurred by the Company during the first quarter of 2012 related to its Form 10 filing as it became a public company, offset by decreases in third-party administration fees and merger and acquisition expenses.

     Net Loss: Net loss was ($2,519,309) for the year ended December 31, 2012, compared to a net loss of ($3,767,890) for the year ended December 31, 2011. The decrease in net loss was primarily attributable to the fact that the overall increase in recurring revenues described above was more than the overall increase in expenses. Additionally, a significant portion of the increased expenses relate to consolidated subsidiaries that are not wholly owned by Midwest. As such, a substantial portion of the increased net loss is attributable to other noncontrolling owners, as described below.

     Loss attributable to noncontrolling interests: Midwest owns approximately 60% of the capital stock of Security Capital Corporation, approximately 24.7% of the capital stock of Hot Dot on the deconsolidation date of September 12, 2012, and approximately 24.5% of Great Plains Financial. Security Capital is consolidated on Midwest’s financial statements, Hot Dot was consolidated on Midwest’s financial statements through September 12, 2012 prior to being deconsolidated, and Great Plains Financial was consolidated on Midwest’s financial statements beginning on October 1, 2012. The loss attributable to noncontrolling interests on Midwest’s financial statements represents the allocation of pro rata portions of the net loss of Hot Dot to the other, noncontrolling shareholders of Hot Dot from January 1, 2012 through September 12, 2012 and the net loss of Great Plains Financial to the other, noncontrolling shareholders of Great Plains Financial from October 1, 2012 through December 31, 2012. Security Capital has not had any income or expense for the past two years. The loss attributable to noncontrolling interests was ($861,622) for the year ended December 31, 2012, compared to ($72,773) for the year ended December 31, 2011. The increase in loss attributable to noncontrolling interests reflects increased net losses incurred by Hot Dot and Great Plains in the periods presented. Both Security Capital and Hot Dot are development stage enterprises that have not generated significant income to offset their expenses.

     Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($1,657,687) for the year ended December 31, 2012 compared to a net loss of ($3,695,117) for the year ended December 31, 2011. The decrease in the net loss for the year ended December 31, 2012 compared to same period in 2011 was primarily attributable to an increase in premiums of $1,089,202 resulting from the acquisition of Old Reliance and Great Plains Financial and the Company’s own continued growth offset by increases in death and other benefits and benefit reserves of $224,170. Further, salaries and benefits and other operating expenses, after excluding the results of Hot Dot, decreased $873,037, which was largely due to the termination of the contract with the Company’s third-party administrator, non-recurring acquisition expenses as part of the Old Reliance acquisition, and synergies and cost sharing of payroll expenses amongst Midwest affiliates. During the year ended December 31, 2011, the Company paid its third-party administrator approximately $340,000 compared to $59,000 during the same period of 2012. During the year ended December 31, 2011, the Company paid $387,945 in fees related to the acquisition of Old Reliance. These savings were offset by increases in legal and consulting expenses of approximately $274,000 incurred by the Company during the first quarter of 2012 related to its Form 10 filing as it became a public company. We expect our losses to continue in the future as we incur costs to grow our life insurance business.

Investments

     The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,216,725	10.1%	$3,269,446	19.7%
States and political subdivisions — general
obligations	1,198,435	5.4	1,316,321	7.9
States and political subdivisions — special revenue	1,724,153	7.9	792,056	4.8
Corporate	5,394,150	24.5	4,189,045	25.3
Total fixed maturity securities	10,533,463	47.9	9,566,868	57.7
Equity securities:
Common corporate stock	1,175,977	5.3	113,000	0.7
Preferred corporate stock	75,000	0.3	127,855	0.8
Total equity securities	1,250,977	5.6	240,855	1.5
Cash and cash equivalents	4,346,555	19.8	2,469,725	14.9
Equity method investments	1,887,196	8.6	1,074,555	6.5
Equity securities, at cost	1,267,938	5.8	633,000	3.8
Short-term investments	1,171,280	5.3	515,725	3.1
Other investments:
Mortgage loans on real estate, held for investment	677,011	3.1	915,465	5.5
Real estate, held for investment	565,889	2.6	578,010	3.5
Policy loans	274,664	1.2	325,139	2.0
Notes receivable	27,383	0.1	247,382	1.5
Total	$22,002,356	100%	$16,566,724	100%

     Increases in fixed maturity securities, common corporate stock, equity securities carried at cost, cash, and short-term investments result from the consolidation of Great Plains Financial during the fourth quarter of 2012 and organic growth in the Company’s portfolio.

     Increases in equity method investments result from, the purchase of additional shares of First Wyoming, the deconsolidation of Hot Dot, and offset by the consolidation of Great Plains Financial. The purchases in First Wyoming increased our total investment in First Wyoming to 896,500 shares or $763,650. Our aggregate ownership percentage increased to approximately 21.45% as a result of the purchases. The deconsolidation and subsequent recording of our equity method investment in Hot Dot increased our equity securities balance approximately $500,000. The consolidation of Great Plains Financial decreased our equity method investments balance by approximately $500,000.

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

     The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
		Percent	Carrying	Percent
	Carrying Value	of Total	Value	of Total
AAA and U.S. Government	$2,320,825	22.0%	$3,257,644	34.0%
AA	1,934,358	18.4	1,445,037	15.1
A	3,514,312	33.4	2,259,142	23.6
BBB	2,569,921	24.4	2,520,895	26.4
Total investment grade	10,339,416	98.2	9,482,718	99.1
BB and other	194,047	1.8	84,150	0.9
Total	$10,533,463	100%	$9,566,868	100%

     Reflecting the high quality of securities maintained by the Company, 98.2% and 99.1% of all fixed maturity securities were investment grade as of December 31, 2012 and December 31, 2011, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings. Recently, as opportunities present themselves, lower-rated bonds have been disposed of and replaced with more-highly rated instruments.

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

Equity Risk

     Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock. As of December 31, 2012 and December 31, 2011, the fair value of our equity securities was $1,250,977 and $240,855, respectively. As of December 31, 2012 a 10% decline in the value of the equity securities would result in an unrealized loss of $125,098 as compared to an estimated unrealized loss of $24,086 as of December 31, 2011. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event. A majority of the Company’s investment in equity securities are comprised of investments in affiliates and mutual funds. Additionally, our investments in affiliates constitute high-risk investments in developing businesses that have incurred significant losses and have not achieved profitability. There is no assurance as to the actual amount of financial return, if any, which may result from ownership of these securities. The entire value of these securities may be lost.

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

     Net cash used in operating activities was ($2,700,672) for the year ended December 31, 2012. The primary sources of cash from operating activities were from premium receipts, collection amounts due from reinsurers and net investment income. The primary uses of cash from operating activities were from payments of commissions to agents and settlement of policy liabilities. Net cash provided by investing activities was $331,716. The primary sources of cash were from sales of available for sale securities, the net change in short-term investments, and the acquisition of Great Plains Financial. Offsetting these sources of cash were the Company’s investments in available for sale securities and the removal Hot Dot’s cash balances as a result of the deconsolidation. Net cash provided by financing activities was $4,245,786. The primary sources of cash were the net proceeds from the issuance of stock by Hot Dot prior to its deconsolidation and receipts on deposit type contracts. These were offset by payments made by the Company on its surplus notes.

     At December 31, 2012, the Company had cash and cash equivalents totaling $4,346,555. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of our insurance subsidiaries is uncertain and will require additional capital if they continue to grow.

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

     None.

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

     As required by Exchange Act Rule 13a-15(b), management of the Company, including the Chief Executive Officer and the Vice President and Controller, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon an evaluation at the end of the period, the Chief Executive Officer and the Vice President and Controller concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

(b) Management’s Assessment on Internal Control Over Financial Reporting

     Management of Midwest Holding Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2012 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s assessment under the criteria of this framework, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2012.

(c) Changes in Internal Control over Financial Reporting

     There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2012 which has not been previously reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 11, 2013.

     The Company has adopted a Code of Ethics for Officers, Directors and Employees. The Code of Ethics is available on the Company’s website at http://www.midwestholding.com.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 11, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 11, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 11, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 11, 2013.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements:

The list of financial statements filed as part of this Annual Report on Form 10-K is provided on page F-1.

2. Financial Statement Schedules:

The list of financial statement schedules filed as part of this Annual Report on Form 10-K is provided on page FS-1.

(b)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement, dated January 20, 2009, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.2	Stock Purchase Agreement, dated November 8, 2010, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.3	Amendment I to Stock Purchase Agreement, dated May 20, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

2.4	Amendment II to Stock Purchase Agreement, dated August 2, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.4 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.4	American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.1†	Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Travis Meyer. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.2†	Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Mark Oliver. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.3†	Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/k/a Corporate Development Inc.). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.4	Administrative Services Agreement, dated August 17, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

EXHIBIT
NUMBER	DESCRIPTION
10.5	Administrative Services Agreement, dated August 17, 2009, by and between Midwest Holding Inc. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.6	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.7	Amendment Number One to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.8	Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.9	Bulk Reinsurance Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.10	Amendment to all Reinsurance Agreements, dated August 4, 2011, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.11	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.12	Reinsurance Agreement, dated January 1, 2010, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.13	Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.14	Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.15	Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.16	Amendment Number One to Reinsurance Agreement Number One dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.17	Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

EXHIBIT
NUMBER	DESCRIPTION
10.18	Reinsurance Agreement Number One, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.19†	Agency Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Great American Marketing, Inc. (Incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.20†	Employment Agreement, dated December 1, 2011, by and between Midwest Holding Inc. and Rick Meyer. (Incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed April 2, 2012.)

21.1*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Disclaimer of Control by Rick D. Meyer, dated September 26, 2010. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2013

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name: Mark A. Oliver
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
/s/ Mark A. Oliver	Chief Executive Officer	April 1, 2013
Mark A. Oliver	(Principal Executive Officer and
Principal Financial Officer)

/s/ Michael T. Mason	Vice President and Controller	April 1, 2013
Michael T. Mason	(Principal Accounting Officer)

/s/ Rick D. Meyer	Chairman	April 1, 2013
Rick D. Meyer

/s/ Travis Meyer	Vice Chairman	April 1, 2013
Travis Meyer

/s/ Jack Theeler	Director	April 1, 2013
Jack Theeler

/s/ Les Meyer	Director	April 1, 2013
Les Meyer

/s/ John R. Perkins	Director	April 1, 2013
John R. Perkins

	Director	April 1, 2013
John C. Osborne

/s/ Milton Tenopir	Director	April 1, 2013
Milton Tenopir

/s/ Jim Ballard	Director	April 1, 2013
Jim Ballard

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Midwest Holding Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Midwest Holding Inc. and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules of Midwest Holding Inc. listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Holding Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Omaha, Nebraska
April 1, 2013

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $10,615,033 and $9,906,102, respectively)	$10,533,463	$9,566,868
Equity securities (cost: $1,274,111 and $285,107, respectively)	1,250,977	240,855
Equity method investments	1,887,196	1,074,555
Equity securities, at cost	1,267,938	633,000
Mortgage loans on real estate, held for investment	677,011	915,465
Real estate, held for investment	565,889	578,010
Policy loans	274,664	325,139
Notes receivable	27,383	247,382
Short-term investments	1,171,280	515,725
Total investments	17,655,801	14,096,999
Cash and cash equivalents	4,346,555	2,469,725
Amounts recoverable from reinsurers	32,265,463	33,905,987
Interest and dividends due and accrued	146,938	167,093
Due premiums	820,123	170,947
Deferred acquisition costs, net	2,650,957	2,108,395
Value of business acquired, net	964,557	1,128,533
Intangible assets, net	700,000	1,675,467
Goodwill	1,129,824	1,129,824
Property and equipment, net	445,860	508,219
Other assets	1,752,685	317,922
Total assets	$62,878,763	$57,679,111
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$33,588,589	$32,083,992
Policy claims	571,870	493,945
Deposit-type contracts	12,865,671	11,933,276
Advance premiums	86,743	93,304
Total policy liabilities	47,112,873	44,604,517
Accounts payable and accrued expenses	874,642	529,249
Surplus notes	650,000	950,000
Total liabilities	48,637,515	46,083,766
Commitments and Contingencies (See Note 9)
Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value. Authorized 2,000,000 shares; issued
and outstanding 74,159 shares	74	74
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and
outstanding 9,106,717 shares	9,106	9,106
Additional paid-in capital	25,361,520	24,668,440
Stock subscription receivable	(13,417)	(24,917)
Accumulated deficit	(15,756,994)	(14,099,307)
Accumulated other comprehensive loss	(64,352)	(391,051)
Total Midwest Holding Inc.’s stockholders’ equity	9,535,937	10,162,345
Noncontrolling interests	4,705,311	1,433,000
Total stockholders’ equity	14,241,248	11,595,345
Total liabilities and stockholders’ equity	$62,878,763	$57,679,111

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012 and 2011

	2012	2011
Income:
Premiums	$4,208,659	$3,119,457
Investment income, net of expenses	480,183	351,115
Net realized gains on investments	134,120	25,628
Miscellaneous income	103,175	223,711
Realized gain on deconsolidation of Hot Dot, Inc.	278,513	—
Realized gain on initial consolidation of Great Plains Financial Corp.	118,612	—
	5,323,262	3,719,911
Expenses:
Death and other benefits	814,306	383,899
Increase in benefit reserves	993,103	1,199,340
Amortization of deferred acquisition costs	631,121	624,650
Salaries and benefits	2,344,268	2,534,175
Other operating expenses	3,059,773	2,745,737
	7,842,571	7,487,801
Loss before income tax expense	(2,519,309)	(3,767,890)
Income tax expense	—	—
Net loss	(2,519,309)	(3,767,890)
Less: Loss attributable to noncontrolling interests	(861,622)	(72,773)
Net loss attributable to Midwest Holding Inc.	$(1,657,687)	$(3,695,117)
Comprehensive loss:
Unrealized gains (losses) on investments
arising during period	442, 286	(15,907)
Less: reclassification adjustment for net
realized gains on investments	(134,120)	(25,628)
Other comprehensive income (loss)	308,166	(41,535)
Comprehensive loss attributable to Midwest Holding Inc.	$(1,349,521)	$(3,736,652)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.18)	$(0.40)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012 and 2011

						Accumulated	Total Midwest
			Additional	Stock		Other	Holding Inc.’s		Total
	Preferred	Common	Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Receivable	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2010, as previously reported	$74	$8,183	$19,498,839	$—	$(8,751,897)	$(385,405)	$10,369,794	$—	$10,369,794
2012 stock dividend, Note 1	—	777	1,704,458	—	(1,705,235)	—	—	—	—
Equity method for Great Plains Financial and First Wyoming, Note 13	—	—	—	—	52,942	35,889	88,831	—	88,831
Balance, December 31, 2010	$74	$8,960	$21,203,297	$—	$(10,404,190)	$(349,516)	$10,458,625	$—	$10,458,625
Non cash compensation expense	—	—	—	21,083	—	—	21,083	—	21,083
Issuances of common stock,
net of capital raising expenses	—	277	2,025,392	(46,000)	—	—	1,979,669	—	1,979,669
Repurchases of common stock	—	(281)	(27,787)	—	—	—	(28,068)	—	(28,068)
Changes in equity of
noncontrolling interests	—	—	717,688	—	—	—	717,688	1,505,773	2,223,461
Net loss	—	—	—	—	(3,695,117)	—	(3,695,117)	(72,773)	(3,767,890)
Other comprehensive loss	—	—	—	—	—	(41,535)	(41,535)	—	(41,535)
Acquisition of
Old Reliance	—	150	749,850	—	—	—	750,000	—	750,000
Balance, December 31, 2011	$74	$9,106	$24,668,440	$(24,917)	$(14,099,307)	$(391,051)	$10,162,345	$1,433,000	$11,595,345
Non cash compensation expense	—	—	—	11,500	—	—	11,500	—	11,500
Changes in equity of
noncontrolling interests	—	—	693,080	—	—	18,533	711,613	4,133,933	4,827,013
Net loss	—	—	—	—	(1,657,687)	—	(1,657,687)	(861,622)	(2,519,309)
Other comprehensive income	—	—	—	—	—	308,166	308,166	—	308,166
Balance, December 31, 2012	$74	$9,106	$25,361,520	$(13,417)	$(15,756,994)	$(64,352)	$9,535,937	$4,705,311	$14,241,248

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2012 and 2011

	2012	2011
Cash Flows from Operating Activities:
Net loss	$(2,519,309)	$(3,767,890)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Net adjustment for premium and discount on investments	98,436	73,602
Depreciation and amortization	366,366	186,568
Deferred acquisition costs capitalized	(1,173,683)	(1,465,447)
Amortization of deferred acquisition costs	631,121	624,650
Net realized gains on investments	(134,120)	(25,628)
Gain on deconsolidation of Hot Dot, Inc.	(278,513)	—
Gain on initial consolidation of Great Plains Financial Corporation	(118,612)	—
Equity in the net income of unconsolidated subsidiaries	(36,043)	(82,828)
Gain from fair value remeasurement of previously held interest in Security Capital	—	(182,200)
Non cash compensation expense	11,500	21,083
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	1,679,278	1,401,509
Interest and dividends due and accrued	31,847	(32,480)
Due premiums	(556,861)	(79,804)
Policy liabilities	(765,665)	(370,451)
Other assets and liabilities	63,586	(133,116)
Net cash used in operating activities	(2,700,672)	(3,832,432)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(14,558,678)	(5,049,282)
Sales	12,353,614	4,228,926
Originations of mortgage loans on real estate, held for investment	—	(30,000)
Proceeds from payments on mortgage loans on real estate, held for investment	238,454	1,000
Net change in policy loans	50,475	11,109
Net change in notes receivable	144,999	(248,382)
Net change in short-term investments	512,975	43,377
Purchases of property and equipment	(174,710)	(10,719)
Deconsolidation of Hot Dot, Inc. (Note 12)	(2,322,867)	—
Acquisitions of businesses, net of cash and cash equivalents acquired	4,087,454	(2,648,429)
Net cash provided by (used in) investing activities	331,716	(3,702,400)
Cash Flows from Financing Activities:
Net proceeds from sale of common stock	—	1,979,669
Repurchases of common stock	—	(28,068)
Net proceeds from issuing equity in Hot Dot, Inc.	3,350,409	2,041,261
Payments on surplus notes	(300,000)	—
Net transfers from noncontrolling interests	(81,218)	—
Receipts on deposit-type contracts	1,397,385	818,003
Withdrawals on deposit-type contracts	(120,790)	(56,776)
Net cash provided by financing activities	4,245,786	4,754,089
Net increase (decrease) in cash and cash equivalents	1,876,830	(2,780,743)
Cash and cash equivalents:
Beginning	2,469,725	5,250,468
Ending	$4,346,555	$2,469,725

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Supplemental Cash Flow Information

Years Ended December 31, 2012 and 2011

	2012	2011
Supplemental Disclosure of Non-Cash Information:
Transfers of notes receivable to mortgage loans on real estate, held for investment	$—	$200,000
Issuance of stock in exchange for note	$—	$46,000
Deconsolidation of Hot Dot, Inc.:
Investments, available for sale, equity securities	$39,735	$—
Notes receivable	75,000	—
Intangible asset	989,900	—
Property and equipment	54,750	—
Gain on deconsolidation	278,513	—
Equity investment in Hot Dot at deconsolidation date	(570,190)	—
Change in noncontrolling interest	(3,175,575)	—
Other liabilities	(15,000)	—
	$(2,322,867)	$—
Acquisition of Great Plains Financial Corporation:
Investments	$(2,663,248)	$—
Amounts recoverable from reinsurers	(38,754)	—
Due premiums	(92,315)	—
Other assets	(1,439,607)	—
Benefit reserves	1,221,816	—
Policy claims	38,380	—
Deposit-type contracts	737,230	—
Gain on initial consolidation of Great Plains Financial	118,612	—
Equity investment in Great Plains Financial at initial consolidation date	1,174,142	—
Change in noncontrolling interest	4,751,930	—
Other liabilities	279,268	—
	$4,087,454	$—
Acquisition of Old Reliance Insurance Company:
Investments	$—	$(4,316,067)
Amounts recoverable from reinsurers	—	(14,393,302)
Value of business acquired	—	(824,485)
Intangible assets	—	(700,000)
Excess cost over fair value of net assets acquired (goodwill)	—	(1,129,824)
Property and equipment	—	(330,419)
Other assets	—	(171,556)
Benefit reserves	—	17,509,250
Policy claims	—	282,567
Deposit-type contracts	—	548,349
Other liabilities	—	227,058
Surplus notes assumed	—	450,000
Surplus notes issued	—	500,000
Issuance of stock	—	750,000
	$—	$(1,598,429)
Asset Acquisition of IonX Capital Holdings, Inc. by Hot Dot, Inc.:
Intangible assets	$—	$(992,000)
Property and equipment	—	(73,000)
Other liabilities	—	15,000
	$—	$(1,050,000)

Acquisitions of businesses, net of cash and cash equivalents acquired	$4,087,454	$(2,648,429)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

     Nature of operations: Midwest Holding Inc. (Midwest or the Company) was incorporated in Nebraska on October 31, 2003 for the primary purpose of organizing a life insurance subsidiary. From 2003 to May 2009, Midwest was focused on raising capital, first through private placements and finally through an intra-state offering of 2,000,000 common shares at $5.00 per share. These offerings sold out, including a 10% oversale on the Final Offering. Midwest became operational during the year ended December 31, 2009. Upon capitalizing American Life & Security Corp. (ALSC or American Life) and acquiring Capital Reserve Life Insurance Company (CRLIC), as described below, Midwest deemed it prudent to raise additional capital to fund primarily the expansion of the life insurance operation. Beginning in 2009, ALSC, a wholly owned subsidiary of Midwest, was authorized to do business in the State of Nebraska. ALSC was also granted a certificate of authority to write insurance in the State of Nebraska on September 1, 2009. ALSC is engaged in the business of underwriting, selling, and servicing life insurance and annuity policies.

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

     In August, 2010, Midwest began an exempt offering of shares to existing holders in the state of Nebraska at $5.00 per share. Midwest raised approximately $7,400,000 before capital raising expenses through this offering that extended into 2011. Additionally, Midwest offered a newly-created class of preferred shares to residents of Latin America. The preferred shares are non-voting and convert to common shares in 2015 at the rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The shares were sold at $6.00 per share and a total of 74,159 were sold in 2010.

     On November 8, 2010, the Company entered into an agreement to acquire all of the issued and outstanding capital stock of Old Reliance Insurance Company (Old Reliance), an Arizona-domiciled life insurance company. The plan provided for American Life to merge into Old Reliance following the purchase, with the survivor changing its name to American Life & Security Corp. In the transaction, the sole shareholder of Old Reliance received: (i) Approximately $1.6 million in cash, (ii) $500,000 in the form of a surplus debenture issued by American Life, and (iii) 150,000 shares of voting common stock of the Company ($750,000 fair value). The transaction including the merger was consummated on August 3, 2011.

     During the third quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital Corporation (Security Capital), an Arkansas corporation formerly known as Arkansas Security Capital Corporation. Security Capital is a development stage company that has not conducted operations apart from raising capital.

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot), a company organized to develop, manufacture, and market the Alert Patch. Additionally, Midwest controls a majority of the Board of Directors. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by Hot Dot was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. The deconsolidation of Hot Dot is discussed in greater detail in Note 12. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously.

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

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial Corporation (Great Plains Financial). As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s control over Great Plains Financial, the Company began consolidating Great Plains Financial during fourth quarter of 2012.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Basis of presentation: The accompanying consolidated financial statements include the accounts of Midwest, our wholly owned subsidiary ALSC, ALSC’s wholly owned subsidiary CRLIC, Midwest’s 60% owned subsidiary, Security Capital Corporation, Midwest’s 24.5% owned subsidiary, Great Plains Financial, and Great Plains Financial’s wholly owned subsidiary, Great Plains Life. The consolidated statements of comprehensive income include the results of Hot Dot through September 12, 2012, the date on which we deconsolidated Hot Dot. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

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

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, the December 31, 2011 consolidated financial statements were restated to reflect the stock dividend paid by the Company during the second quarter of 2012 (see Note 1) and the Company attaining significant influence over investments that were previously accounted for under the cost basis requiring the Company to account for the investees under the equity method (see Note 13). All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform with the current period’s presentation with no impact on results of operations or total stockholder’s equity.

     Investments: All fixed maturities and a portion of the equity securities owned by the Company are considered available-for-sale and are included in the financial statements at their fair value as of the financial statement date. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in comprehensive loss.

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

     The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the years ended December 31, 2012 or 2011.

     Included within the Company’s equity securities carried at cost and equity method investments are certain privately placed common stocks for several recently formed holding companies organized for the purpose of forming life insurance subsidiaries. Our privately placed common stocks are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. These securities do not have a readily determinable fair value. The Company does not control these entities economically, and therefore does not consolidate these entities. The Company reports the earnings from privately placed common stocks accounted for under the equity method in net investment income.

     Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of December 31, 2012 and 2011, primarily as a result of the seller’s guaranteed performance of the mortgage loans acquired as part of the Old Reliance transaction.

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

     Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At December 31, 2012 and 2011, the cost of these investments approximates fair value due to the short duration to maturity.

     Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

     Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2012 and 2011, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

     Deferred acquisition costs: The Company adopted Accounting Standards Update (ASU) 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” effective January 1, 2012. Under the new guidance, incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising.

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

     The amount of acquisition costs capitalized during the year ended December 31, 2012 were $1,173,683. The amount of acquisition costs that would have been capitalized during the year ended December 31, 2012 if the Company’s previous policy had been applied during that period would have been $1,005,538. Thus, the adoption of this guidance resulted in a $168,145 increase in the amount of acquisition costs capitalized during the year.

     Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its December 31, 2012 analysis that all deferred acquisition costs were recoverable. No events occurred in the year ended December 31, 2012 that suggested a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table provides information about deferred acquisition costs for the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31,
	2012	2011
Balance at beginning of period	$2,108,395	$1,267,598
Capitalization of commissions, sales and issue expenses	1,173,683	1,465,447
Gross amortization	(631,121)	(624,650)
Balance at end of period	$2,650,957	$2,108,395

     Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, ALSC purchased CRLIC during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $11,633 for each of the years ended December 31, 2012 and 2011 relative to this transaction.

     Additionally, the Company paid an upfront ceding commission of $375,000. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the years ended December 31, 2012 and 2011 relative to this transaction totaled $34,801. The agreement has an automatic renewal provision unless the Company notifies Security National Life Insurance Company (SNL) of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place.

     Additionally, ALSC purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the years ended December 31, 2012 and 2011 totaled $117,542 and $67,421, respectively.

     Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its December 31, 2012 analysis that all value of business acquired were recoverable. No events occurred in the year ended December 31, 2012 that suggested a review should be undertaken.

     Goodwill and Other Intangible Assets: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. No events occurred in the year ended December 31, 2012 that suggested a review should be undertaken.

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

     For a reporting unit in which the qualitative impairment assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If, during this second step, we determine that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference.

     The Company performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2012, the fair value of the Company’s reporting units exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment. Management's determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

     The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

     In July 2012, the FASB issued ASU 2012-02 to simplify how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards.

     The Company compared the carrying value of its identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2012, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $154,702 and $44,181 for the years ended December 31, 2012 and 2011, respectively. The accumulated depreciation totaled $377,664 and $228,733 as of December 31, 2012 and December 31, 2011, respectively.

     Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

     Long-lived assets are reviewed annually for impairment. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. The Company performs an impairment analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its December 31, 2012 analysis that the long-lived assets were not impaired. No events occurred in the year ended December 31, 2012 that suggested a review should be undertaken.

     Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2012 or 2011.

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

     Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2009. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at December 31, 2012 and 2011.

     Revenue recognition and related expenses: Revenues on traditional life insurance products consist of direct and assumed premiums reported as earned when due.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Amounts received as payment for annuities and/or non-traditional contracts such as interest sensitive whole life contracts, single payment endowment contracts, single payment juvenile contracts and other contracts without life contingencies are recognized as deposits to policyholder account balances and included in future insurance policy benefits. Revenues from these contracts are comprised of fees earned for administrative and contract-holder services and cost of insurance, which are recognized over the period of the contracts, and included in revenue. Deposits are shown as a financing activity in the Consolidated Statements of Cash Flows.

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

     Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At both December 31, 2012 and 2011, the Company had 9,106,717 common shares issued and outstanding.

     The Class A preferred shares are non-cumulative, non-voting and convertible to common shares after five years at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both December 31, 2012 and 2011, the Company had 74,159 preferred shares issued and outstanding.

     Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2012 and 2011 were 9,106,717 and 9,145,309 shares, respectively. The Company paid no cash dividends during the years ended December 31, 2012 or 2011. On April 29, 2011, the Company issued a 4% stock dividend to shareholders of record on March 31, 2011, with fractional shares rounded up to the next whole share. A total of 341,047 shares were issued under this stock dividend at a value of $5 per share, resulting in an increase in common stock and additional paid-in capital, and a corresponding charge to accumulated deficit, totaling $1,705,235. On March 28, 2012, the Board of Directors of the Company declared a 5% stock dividend, payable on May 1, 2012 to common shareholders of record as of April 17, 2012. Fractional shares were rounded up to next whole share. A total of 436,571 shares were issued under this stock dividend at par value, resulting in a nominal transfer from additional paid-in capital to common stock, which was presented in the consolidated financial statements as if the dividend had occurred as of the earliest period presented. The weighted average shares outstanding for the years ended December 31, 2012 and 2011 have been computed including the pro-forma effect of both stock dividends for comparative purposes.

     Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Chief Executive Officer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased. The balance of the receivable as of December 31, 2012 and December 31, 2011 was $13,417 and $24,917, respectively. This receivable was partially forgiven, resulting in non cash compensation expense of $11,500 and $21,083 for the years ended December 31, 2012 and 2011, respectively.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

  Liquidity Risk—The company has investments in development stage companies, which are either seeking to raise capital to form life insurance subsidiaries in their respective states of incorporation (Arkansas, Colorado, Idaho, Minnesota and New Mexico) or have recently formed a life insurance subsidiary (South Dakota and Wyoming). There is no public market for shares of these investments, and there is no assurance that one will develop. Therefore, the shares will have limited marketability for an indefinite period of time. There is not currently, and may never be, an active market in these securities, and there is no assurance that any of these securities will ever become publicly traded or that an active trading market will develop or be sustained. Consequently, we may not be able to liquidate our investment in these securities.

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

  Equity Risk—Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock. As of December 31, 2012 and December 31, 2011, the fair value of our equity securities was $1,250,977 and $240,855, respectively. As of December 31, 2012 a 10% decline in the value of the equity securities would result in an unrealized loss of $125,098 as compared to an estimated unrealized loss of $24,086 as of December 31, 2011. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

     New Accounting Standards: The Company prospectively adopted Accounting Standards Update (ASU) 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts,” effective January 1, 2012. Under the new guidance, incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. The amount of acquisition costs capitalized during the year ended December 31, 2012 were $1,173,683. The amount of acquisition costs that would have been capitalized during the year ended December 31, 2012 if the Company’s previous policy had been applied during that period would have been $1,005,538. Thus, the adoption of this guidance resulted in a $168,145 increase in the amount of acquisition costs capitalized during the year.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance was effective for interim and annual periods beginning after December 15, 2011 and no early adoption was permitted. The Company adopted this new guidance on January 1, 2012 with no material impact to the consolidated financial statements.

     In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity. The updated guidance requires that all non-owner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is to be applied retrospectively and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption was permitted. The Company adopted the continuous statement approach in the first quarter of 2012.

     In December 2011, the FASB issued amended guidance related to disclosures about offsetting assets and liabilities. The amended guidance requires entities to disclose both gross information and net information about financial instruments, including derivatives, and transactions eligible for offset in the statement of financial position, as well as financial instruments and transactions subject to agreements similar to a master netting arrangement. This guidance will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance is not expected to materially impact the Company's consolidated financial statements.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investments, available for sale, fixed maturities	$2,289,845
Investments, available for sale, equity securities	449,668
Mortgage loans on real estate, held for investment	685,465
Real estate, held for investment	590,010
Policy loans	241,976
Cash and cash equivalents	29,335
Amounts recoverable from reinsurers	14,393,302
Value of business acquired	824,485
Intangible asset	700,000
Property and equipment	330,419
Other assets	230,659
Excess cost over fair value of net assets acquired (goodwill)	1,129,824
Benefit reserves	(17,509,250)
Policy claims	(282,567)
Deposit-type contracts	(548,349)
Surplus note liability	(450,000)
Other liabilities	(227,058)
Total purchase price	$2,877,764

     A $700,000 intangible asset was assigned to thirteen (13) state licenses with an indefinite useful life.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Midwest purchased additional shares of Security Capital, bringing its total ownership to approximately 60% and triggering the need for consolidation and revaluation of the entire holding of Security Capital. Security Capital did not have any liabilities or noncontrolling interests as of December 31, 2011. The assets of Security Capital as of December 31, 2011 were as follows:

December 31,
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

     The acquisition of Security Capital added cash and cash equivalents of $21,471 and investments in equity securities of $434,000 to the consolidated balance sheets. Security Capital had no revenue or earnings for the year ended December 31, 2012.

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc., a company organized to develop, manufacture, and market the Alert Patch. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by Hot Dot was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. This patent asset is being amortized over fifteen years, its estimated useful life. The Company recorded amortization expense on the patent asset of $52,934 during the year ended December 31, 2012. Hot Dot had no operating revenues and operating expenses of $1,362,457 for the year ended December 31, 2012. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. Hot Dot is a development stage company that has not conducted operations apart from raising capital.

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial. As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s control over Great Plains Financial, the Company began consolidating Great Plains Financial during fourth quarter of 2012.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investments, available for sale, fixed maturities	$519,540
Investments, available for sale, equity securities	963,486
Short-term investments	1,168,530
Cash and cash equivalents	4,087,454
Amounts recoverable from reinsurers	38,754
Interest and dividends due and accrued	11,692
Due premiums	92,315
Furniture and equipment, net	22,383
Other assets	1,417,224
Benefit reserves	(1,221,816)
Policy claims	(38,380)
Deposit-type contracts	(737,230)
Other liabilities	(279,268)
Net assets acquired	6,044,684
Change in noncontrolling interests	(4,751,930)
Equity investment in Great Plains Financial at intial consolidation date	(1,174,142)
Gain on intial consolidation of Great Plains Financial	$118,612

     The Company recognized a gain of $118,612 on the consolidated statements of comprehensive income for the excess of the acquisition date fair value of its previously held equity interest over its carrying value on the acquisition date. After the recognition of this gain, the new carrying value of Great Plains was equal to the acquisition date fair value of the previously held equity interest.

     The following pro forma information presents the combined results of the Company as though the 2011 business acquisitions of Old Reliance, Security Capital, Hot Dot, and Great Plains Financial occurred on January 1, 2011. The pro forma financial information includes the results of Hot Dot through September 12, 2012. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future.

	Year Ended December 31,
	2012	2011
Premiums	$5,494,457	$5,034,258
Other income	1,176,681	964,833
Expenses	(9,419,078)	(10,362,904)
Net loss	(2,747,940)	(4,363,813)
Less: Loss attributable to noncontrolling interests	(794,485)	(275,679)
Net loss attributable to Midwest Holding Inc.	(1,953,455)	(4,088,134)
Net loss attributable to Midwest Holding Inc. per common share	$(0.21)	$(0.45)

     The following pro forma information presents the combined results of the Company as though Hot Dot was accounted for as an equity method investment by the Company and not consolidated into the Company’s financial statements since the Company’s purchase of the investment during the third quarter of 2011.

	Year Ended December 31,
	2012	2011
Premiums	$4,208,659	$3,119,457
Other income	719,486	1,278,781
Expenses	(6,730,258)	(7,372,654)
Net loss	(1,802,113)	(2,974,416)
Less: Loss attributable to noncontrolling interests	(24,091)	—
Net loss attributable to Midwest Holding Inc.	(1,778,022)	(2,974,416)
Net loss attributable to Midwest Holding Inc. per common share	$(0.20)	$(0.33)

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 3. Noncontrolling Interests

     The effects on our equity of changes in our ownership interest in equity securities were as follows.

	Year Ended December 31,
	2012	2011
Net loss attributable to Midwest Holding Inc.	$(1,657,687)	$(3,695,117)
Transfers (to) from noncontrolling interests:
Increase in Midwest Holding Inc.’s additional paid-in
capital for Great Plains Financial stock purchases,
net of change in ownership	104,977	—
Increase in Midwest Holding Inc.’s additional paid-in
capital for Hot Dot equity issuances, net of change in
ownership	588,103	—
Change from net income (loss attributable to Midwest Holding Inc.
and transfers from noncontrolling interests	$(964,607)	$(3,695,117)

     During the quarter ended September 30, 2011 control was attained on a previous noncontrolling interest in Security Capital Corporation. Subsequent to attaining control of Security Capital, the Company purchased an additional 80,000 shares increasing our ownership to approximately 60%. This is more fully described in Note 2.

     The Company deconsolidated Hot Dot, Inc. during the third quarter of 2012. This is more fully described in Note 2.

     During the quarter ended December 31, 2012 control was attained on a previous noncontrolling interest in Great Plains Financial Corporation. This is more fully described in Note 2.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 4. Investments

     The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2012 and 2011 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2012:
Fixed maturities:
U.S. government obligations	$2,126,977	$89,748	$—	$2,216,725
States and political subdivisions — general obligations	1,219,757	1,298	22,620	1,198,435
States and political subdivisions — special revenue	1,766,140	2,242	44,229	1,724,153
Corporate	5,502,159	19,630	127,639	5,394,150
Total fixed maturities	10,615,033	112,918	194,488	10,533,463
Equity securities:
Common corporate stock	1,199,111	1,850	24,984	1,175,977
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	1,274,111	1,850	24,984	1,250,977
Total	$11,889,144	$114,768	$219,472	$11,784,440
December 31, 2011:
Fixed maturities:
U.S. government obligations	$3,195,312	$77,062	$2,928	$3,269,446
States and political subdivisions — general obligations	1,327,136	16,978	27,793	1,316,321
States and political subdivisions — special revenue	805,631	10,414	23,989	792,056
Corporate	4,578,023	3,083	392,061	4,189,045
Total fixed maturities	9,906,102	107,537	446,771	9,566,868
Equity securities:
Common corporate stock	152,662	—	39,662	113,000
Preferred corporate stock	132,445	—	4,590	127,855
Total equity securities	285,107	—	44,252	240,855
Total	$10,191,209	$107,537	$491,023	$9,807,723

     The Company has one security that individually exceeds 10% of the total of the state and political subdivisions categories as of December 31, 2012. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated Fair
	Cost	Value	Credit Rating
December 31, 2012:
Fixed maturities:
States and political subdivisions — general obligations
Maricopa County Arizona School District No. 31	$343,822	$338,428	AA-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table summarizes, for all securities in an unrealized loss position at December 31, 2012 and 2011, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2012			December 31, 2011
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
States and political subdivisions —
general obligations	$730,863	$14,810	5	$783,905	$27,793	6
States and political subdivisions —
special revenue	1,256,996	35,403	12	426,535	23,989	3
Corporate	3,607,480	114,620	22	2,949,535	222,280	24
Greater than 12 months:
U.S. government obligations	—	—	—	175,012	2,928	1
States and political subdivisions —
general obligations	226,846	7,810	1	—	—	—
States and political subdivisions —
special revenue	202,390	8,826	1	—	—	—
Corporate	86,400	13,019	1	996,878	169,781	7
Total fixed maturities	$6,110,975	$194,488	42	$5,331,865	$446,771	41
Equity Securities:
Less than 12 months:
Common corporate stock	$1,072,325	$24,984	3	$113,000	$39,662	3
Preferred corporate stock	—	—	—	27,855	4,590	1
Total equity securities	1,072,325	24,984	3	140,855	44,252	4
Total	$7,183,300	$219,472	45	$5,472,720	$491,023	45

     Based on our review of the securities in an unrealized loss position at December 31, 2012 and 2011, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2012, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. As of December 31, 2012, there were no individual fixed maturity securities that had a fair value to amortized cost ratio below 87%. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

     The amortized cost and estimated fair value of fixed maturities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$213,359	$213,612
Due after one year through five years	1,405,586	1,433,146
Due after five years through ten years	5,614,640	5,592,253
Due after ten years	3,381,448	3,294,452
	$10,615,033	$10,533,463

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At December 31, 2012 and 2011, these required deposits had a total amortized cost of $2,603,290 and $2,635,248 and fair values of $2,668,972 and $2,695,793, respectively.

     The components of net investment income for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Fixed maturities	$349,677	$295,664
Equity securities	11,363	1,186
Cash and short-term investments	8,913	3,872
Gain from equity method investments	36,043	82,828
Other	131,584	9,270
	537,580	392,820
Less investment expenses	(57,397)	(41,705)
	$480,183	$351,115

     Proceeds for the years ended December 31, 2012 and 2011 from sales of investments classified as available-for-sale were $12,353,614 and $4,228,926, respectively. Gross gains of $188,486 and $55,896 and gross losses of $54,366 and $30,268 were realized on those sales during the years ended December 31, 2012 and 2011, respectively.

     The Company acquired $685,465 of mortgage loans on real estate, held for investment during the prior year as part of the Old Reliance acquisition. As part of the Old Reliance purchase agreement, the seller guaranteed the performance of the mortgage loans. Additionally, the Company transferred $200,000 from notes receivable to mortgage loans on real estate, held for investment during the prior year as the note receivable was restructured as a mortgage loan. As of December 31, 2012, no mortgage loans were in a delinquent status and all interest on mortgage loans was current. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
Balance at beginning of period	$915,465	$—
Acquired	—	685,465
Transfer of note receivable to mortgage loans on real estate, held for investment	—	200,000
Originations	—	30,000
Proceeds from payments on mortgage loans on real estate, held for investment	(238,454)	—
Balance at end of period	$677,011	$915,465

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

     Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended December 31, 2012, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

     Equity securities, available for sale: Equity securities consist principally of common stock of publicly and privately traded companies and preferred stock of publicly traded companies. The fair values of publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of a portion of our preferred equity securities are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy.

     Equity method investments: The fair values of equity method investments approximate carrying value and are comprised of the Company’s investments in First Wyoming and Hot Dot. These securities have no active trading and the fair value for these securities is not readily determinable. The Company does not control these entities economically, and therefore does not consolidate these entities. Equity method investments are categorized as Level 3 in the fair value hierarchy.

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

     The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2012 and 2011.

		Significant
	Quoted	Other	Significant
	in Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2012
Fixed maturities:
U.S. government obligations	$—	$2,216,725	$—	$2,216,725
States and political subdivisions — general obligations	—	1,198,435	—	1,198,435
States and political subdivisions — special revenue	—	1,724,153	—	1,724,153
Corporate	—	5,394,150	—	5,394,150
Total fixed maturities	—	10,533,463	—	10,533,463
Equity securities:
Common corporate stock	1,175,977	—	—	1,175,977
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	1,175,977	75,000	—	1,250,977
Total	$1,175,977	$10,608,463	$—	$11,784,440
December 31, 2011
Fixed maturities:
U.S. government obligations	$—	$3,269,446	$—	$3,269,446
States and political subdivisions — general obligations	—	1,316,321	—	1,316,321
States and political subdivisions — special revenue	—	792,056	—	792,056
Corporate	—	4,189,045	—	4,189,045
Total fixed maturities	—	9,566,868	—	9,566,868
Equity securities:
Common corporate stock	113,000	—	—	113,000
Preferred corporate stock	27,855	100,000	—	127,855
Total equity securities	140,855	100,000	—	240,855
Total	$140,855	$9,666,868	$—	$9,807,723

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2012 or 2011.

     Accounting standards require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis are discussed above. There were no financial assets or financial liabilities measured at fair value on a non-recurring basis. Equity securities carried at cost are privately placed common stocks for several recently formed holding companies organized for the purpose of forming life insurance subsidiaries. These common stocks are recorded using the cost basis of accounting.  These securities have no active trading and the fair value for these securities is not readily determinable.  The Company does not control these entities economically, and therefore does not consolidate these entities.

     The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of December 31, 2012 and 2011, respectively:

	December 31, 2012
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Fixed maturities	$10,533,463	$—	$10,533,463	$—	$10,533,463
Equity securities	1,250,977	1,175,977	75,000	—	1,250,977
Equity method investments	1,887,196	—	—	1,887,196	1,887,196
Mortgage loans on real estate, held for
investment	677,011	—	—	706,434	706,434
Policy loans	274,664	—	—	274,664	274,664
Notes receivable	27,383	—	—	27,383	27,383
Cash and cash equivalents	4,346,555	4,346,555	—	—	4,346,555
Liabilities:
Policyholder deposits
(Investment-type contracts)	12,865,671	—	—	13,163,620	13,163,620
Surplus Notes	650,000	—	—	777,218	777,218

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	December 31, 2011
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Fixed maturities	$9,566,868	$—	$9,566,868	$—	$9,566,868
Equity securities	240,855	140,855	100,000	—	240,855
Equity method investments	1,074,555	—	—	1,074,555	1,074,555
Mortgage loans on real estate, held for
investment	915,465	—	—	956,448	956,448
Policy loans	325,139	—	—	325,139	325,139
Notes receivable	247,382	—	—	247,382	247,382
Short-term investments	515,725	515,725	—	—	515,725
Cash and cash equivalents	2,469,725	2,469,725	—	—	2,469,725
Liabilities:
Policyholder deposits
(Investment-type contracts)	11,933,276	—	—	12,231,225	12,231,225
Surplus Notes	950,000	—	—	1,073,088	1,073,088

Note 6. Income Tax Matters

     Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Loss carryforwards	$6,061,739	$4,022,139
Capitalized costs	898,240	975,231
Unrealized losses on investments	28,181	130,385
Benefit reserves	1,157,055	719,530
Total deferred tax assets	8,145,215	5,847,285
Less valuation allowance	(6,208,648)	(4,259,085)
Total deferred tax assets, net of valuation allowance	1,936,567	1,588,200
Deferred tax liabilities:
Policy acquisition costs	1,018,676	483,887
Due premiums	278,842	58,122
Value of business acquired	327,949	383,701
Intangible assets	238,000	568,990
Property and equipment	73,100	93,500
Total deferred tax liabilities	1,936,567	1,588,200
Net deferred tax assets	$—	$—

     At December 31, 2012 and 2011, the Company recorded a valuation allowance of $6,208,648 and $4,259,085, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

       In connection with our acquisitions of Great Plains Financial and Old Reliance Insurance Company, the Company acquired net deferred tax assets during 2012 and 2011 of $1,045,211 and $1,398,852, respectively. The Company determined that valuation allowances for the entire amounts were necessary. This acquisition of these net deferred tax assets and the related valuation did not impact the Company’s income tax expense during the period.

       Loss carryforwards for tax purposes as of December 31, 2012, have expiration dates that range from 2024 through 2027.

       There was no income tax expense for the years ended December 31, 2012 and 2011. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Year Ended December 31,
	2012	2011
Computed expected income tax benefit	$(563,614)	$(1,256,340)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	21,585	19,669
Dividends received deduction	(20,284)	(282)
True-up of provision to actual	(110,899)	(18,051)
Deconsolidation of Hot Dot, Inc.	(336,566)	—
Other	105,426	(51,848)
	(340,738)	(50,512)
Tax benefit before valuation allowance	(904,352)	(1,306,852)
Change in valuation allowance	904,352	1,306,852
Net income tax expense	$—	$—

Note 7. Reinsurance

       A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
Balance sheets:
Benefit and claim reserves assumed	$2,887,596	$3,249,294
Benefit and claim reserves ceded	32,265,463	33,905,987

	Year Ended December 31,
	2012	2011
Statements of comprehensive income:
Premiums assumed	$32,469	$33,181
Premiums ceded	410,680	414,795
Benefits assumed	79,287	57,091
Benefits ceded	675,990	911,011
Commissions assumed	66	53
Commissions ceded	12,849	19,583

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

       The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of December 31, 2012:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Security National Life Insurance Company	NR	$—	$84,232	$18,258,587	$76,218	$18,266,601
Optimum Re Insurance Company	A–	—	14,760	454,051	—	468,811
Sagicor Life Insurance Company	A–	—	332,254	13,438,510	240,713	13,530,051
			$431,246	$32,151,148	$316,931	$32,265,463

       CRLIC has a 100% coinsurance agreement with SNL whereby 100% of the business written by CRLIC is ceded to SNL. At December 31, 2012 and 2011, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by CRLIC to SNL were $18,266,601 and $19,575,565, respectively. CRLIC remains contingently liable on this ceded reinsurance should SNL be unable to meet their obligations.

       During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At December 31, 2012 and 2011, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $13,530,051 and $14,244,841, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

       The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At December 31, 2012, the Company had over 98% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $18.3 million of reinsurance recoverable.

       The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At December 31, 2012 and 2011, no contingency reserve was established.

Note 8. Deposit-Type Contracts

       The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31, 2012	December 31, 2011
Beginning balance	$11,933,276	$11,692,181
Change in deposit-type contracts from Old Reliance
and Great Plains Life acquisition	737,230	548,349
Change in deposit-type contracts assumed from SNL	(219,011)	(134,846)
Change in deposit-type contracts fully ceded by CRLIC	(958,644)	(964,131)
Deposits received	1,397,385	818,003
Investment earnings	96,225	30,496
Withdrawals, net	(120,790)	(56,776)
Ending balance	$12,865,671	$11,933,276

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

       In accordance with U.S. GAAP, the Company establishes an accrued liability for litigation and regulatory matters when the future event is probable and its impact can be reasonably estimated. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. There were no such liabilities accrued as of December 31, 2012 or 2011.

       Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed August 28, 2009 and amended on January 21, 2011 that expires on January 31, 2014. As part of the acquisition of Old Reliance, the Company assumed a lease for the headquarters of Old Reliance in Colorado Springs, Colorado that expired on December 31, 2012. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expires on May 1, 2015. Great Plains Financial entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expires on April 30, 2014. Rent expense for the years ended December 31, 2012 and 2011 was $147,957 and $113,207, respectively. Future minimum payments for 2013, 2014 and 2015 are $178,733, $39,518 and $6,000, respectively.

Note 10. Statutory Net Income and Surplus

       ALSC is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, CRLIC and Great Plains Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri and South Dakota Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of ALSC, CRLIC, and Great Plains Life as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011.

	Statutory Capital and Surplus as of
	December 31, 2012	December 31, 2011
American Life	$2,417,798	$4,475,661
Capital Reserve	1,396,147	1,206,355
Great Plains Life	2,180,787	2,433,439

	Statutory Net Loss for the Years Ended December 31,
	2012	2011
American Life	$911,049	$1,841,926
Capital Reserve	$66,813	$112,327
Great Plains Life	$116,914	$299,076

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 11. Surplus Notes

       Old Reliance executed two surplus notes during 2006 to First American Capital Corporation (First American), a Maryland Corporation, totaling $250,000. The notes are at 7% interest per annum and mature in September 2016. Old Reliance executed one surplus note during 2008 to David G. Elmore, in the amount of $200,000 at 7% interest per annum maturing in December 2011. As part of the Old Reliance acquisition, the Company executed a second surplus note to David G. Elmore, in the amount of $500,000 at 5% interest per annum maturing in August 2016. Any payments and/or repayments must be approved by the Arizona Department of Insurance. During the first quarter of 2012, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On April 2, 2012, the Company paid down $300,000 of principal and approximately $50,000 of accrued interest. As of December 31, 2012, the Company has accrued $139,021 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. During the first quarter of 2013, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On January 4, 2013, the Company paid down $100,000 of principal and approximately $7,000 of accrued interest.

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

       The following table summarizes the cash impact of the deconsolidation of Hot Dot at the date of deconsolidation:

Investments, available for sale, equity securities	$39,735
Notes receivable	75,000
Intangible asset	989,900
Property and equipment	54,750
Gain on deconsolidation	278,513
Equity investment in Hot Dot at deconsolidation date	(570,190)
Change in noncontrolling interest	(3,175,575)
Other liabilities	(15,000)
$(2,322,867)

       Midwest determined that the fair value of Hot Dot on the date of deconsolidation approximated carrying value as Hot Dot has no active trading. The fair value for Hot Dot was determined through the use of unobservable assumptions about market participants. Hot Dot is regularly bringing in new investors at or above the prices paid by the Company. Accordingly, the Company has asserted that a willing market participant would purchase the security for the same price as the Company paid until such time as the development stage company commences operations. Midwest determined the deconsolidation date fair value of its 16.45% interest in Hot Dot to be $570,190. As a result of the deconsolidation, Midwest recognized a gain of $278,513 recorded in realized gain on deconsolidation of Hot Dot, Inc. on the consolidated statements of comprehensive income. The results of Hot Dot have been reflected in Midwest’s consolidated financial statements up to the date of the stock repurchase by Hot Dot.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 13. Investment in Great Plains Financial Corporation and First Wyoming Capital Corporation

       During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial Corporation (Great Plains Financial). The purchase increased our total investment in Great Plains Financial to 819,000 shares. Our aggregate ownership percentage increased to approximately 21% as a result of the purchases.

       As a result of the increased ownership of Great Plains Financial, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Great Plains Financial. The effect of the change in accounting method for the year ended December 31, 2012, was to increase loss before provision for income taxes and net loss by $87,619 ($0.01 per diluted share) and to decrease unrealized gains by $5,424. The Company’s consolidated financial statements have been restated to present its equity method investment in Great Plains Financial as of the earliest period presented. For the effect of retroactive application of the equity method, equity securities available for sale, accumulated deficit, and accumulated other comprehensive loss were decreased by $246,413, $214,715, and $31,698, respectively, for the year ended December 31, 2011. Equity securities available for sale and accumulated deficit were decreased by $21,502 and $57,391, respectively, and accumulated other comprehensive loss was increased by $35,889 for the year ended December 31, 2010. Therefore, equity securities available for sale and accumulated deficit were decreased by a total of $267,915 and $272,106, respectively, and accumulated other comprehensive loss was increased by a total of $4,191 as of the beginning of fiscal year 2012 for the effect of the retroactive application of the equity method.

       During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s control over Great Plains Financial, the Company began consolidating Great Plains Financial during fourth quarter of 2012.

       During the second quarter of 2012, the Company obtained significant influence over First Wyoming Capital Corporation (First Wyoming) by filling First Wyoming’s top executive management positions and a majority of its board of director seats with employees and directors of the Company. Our total investment in First Wyoming is 896,500 shares. Our aggregate ownership percentage was approximately 21.45% as of December 31, 2012.

       As a result of obtaining significant influence of First Wyoming, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of First Wyoming. The effect of the change in accounting method for the year ended December 31, 2012, was to decrease loss before provision for income taxes and net loss by $81,044 ($0.01 per diluted share) and to increase unrealized gains by $33,575. The Company’s consolidated financial statements have been restated to present its equity method investment in First Wyoming as of the earliest period presented. For the effect of retroactive application of the equity method, equity securities available for sale and accumulated deficit were increased by $285,787 and $297,543, respectively, and accumulated other comprehensive loss was decreased by $11,756 for the year ended December 31, 2011. Equity securities available for sale and accumulated deficit were each increased by $110,333 for the year ended December 31, 2010. Therefore, equity securities available for sale and accumulated deficit were increased by $396,120 and $407,876, respectively, and accumulated other comprehensive loss was decreased by a total of $11,756 as of the beginning of fiscal year 2012 for the effect of the retroactive application of the equity method.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 14. Related Party Transactions

       The Company had a consulting agreement with a corporation owned by a Board member which was terminated in December 2011. The agreement, approved by the Board of Directors, provided for consulting services related to capital raising and special projects. Total payments made by the Company during the year ended December 31, 2011 amounted to $206,351.

       ALSC had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and ALSC, specifies that the corporation, a licensed insurance agency, shall receive an override commission on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. Total payments made by ALSC during the years ended December 31, 2012 and 2011 were $49,327 and $455,442, respectively. This agreement was terminated in October 2011; however override payments are still being made for renewal business.

       The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the year ended December 31, 2012 amounted to $84,003.

Note 15. Subsequent Events

       On February 20, 2013, the Company commenced a private placement offering under Regulation D of the Securities Act of 1933. The Company is offering a maximum amount of $10,000,000.

       All of the effects of subsequent events that provide additional evidence about conditions that existed at December 31, 2012, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

       The Company has evaluated subsequent events through the date that the consolidated financial statements were issued.

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

I — Summary of Investments — Other Than Investments in Related Parties	FS-2
II — Condensed Financial Information of Registrant	FS-3
III — Supplementary Insurance Information	FS-6
IV — Reinsurance	FS-7

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2012

			Amount
			Recognized in
			Consolidated
	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturity securities, available for sale:
U.S. government obligations	$2,126,977	$2,216,725	$2,216,725
States and political subdivisions — general obligations	1,219,757	1,198,435	1,198,435
States and political subdivisions — special revenue	1,766,140	1,724,153	1,724,153
Corporate	5,502,159	5,394,150	5,394,150
Total fixed maturity securities	10,615,033	10,533,463	10,533,463

Equity securities:
Common corporate stock	1,199,111	1,175,977	1,175,977
Preferred corporate stock	75,000	75,000	75,000
Total equity securities	1,274,111	$1,250,977	1,250,977

Equity method investments	1,865,377		1,887,196
Equity securities, at cost	1,267,938		1,267,938
Mortgage loans on real estate, held for investment	677,011		677,011
Real estate, held for investment	565,889		565,889
Policy loans	274,664		274,664
Notes receivable	27,383		27,383
Short-term investments	1,171,280		1,171,280
Total investments	$17,738,686		$17,655,801

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Balance Sheets

	As of December 31,
	2012	2011
Assets
Investment in subsidiaries (1)	$7,098,917	$6,469,117
Fixed maturities, available for sale, at fair value	—	56,355
Equity method investments	1,887,196	1,074,555
Equity securities, at cost	217,750	351,500
Mortgage loans on real estate, held for investment	—	230,000
Notes receivable	27,383	247,383
Total investments	9,231,246	8,428,910
Cash and cash equivalents	152,909	1,359,309
Interest and dividends due and accrued	—	256
Property and equipment, net	105,936	124,718
Other assets	205,711	275,510
Total assets	$9,695,802	$10,188,703
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	159,865	26,358
Total liabilities	159,865	26,358
Stockholders’ Equity:
Preferred stock, Series A	74	74
Common stock	9,106	9,106
Additional paid-in capital	25,361,520	24,668,440
Stock subscription receivable	(13,417)	(24,917)
Accumulated deficit	(15,756,994)	(14,099,307)
Accumulated other comprehensive loss	(64,352)	(391,051)
Total Midwest Holding Inc.’s stockholders’ equity	9,535,937	10,162,345
Total liabilities and stockholders’ equity	$9,695,802	$10,188,703
____________________

       (1)       Eliminated in consolidation.

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011
Income:
Investment income, net of expenses	$12,240	$96,313
Net realized gain on investments	783	—
Miscellaneous income	347,929	212,700
Realized gain on deconsolidation of Hot Dot, Inc.	278,513	—
Realized gain on initial consolidation of Great Plains Financial	118,612	—
	758,077	309,013
Expenses:
General	1,577,535	2,594,733

Loss before income tax expense	(819,458)	(2,285,720)
Income tax expense	—	—
Loss before equity in loss of consolidated subsidiaries	(819,458)	(2,285,720)
Equity in loss of consolidated subsidiaries	(838,229)	(1,409,397)
Net loss attributable to Midwest Holding Inc.	$(1,657,687)	$(3,695,117)

Comprehensive loss:
Unrealized gains (losses) on investments arising during period	308,949	(41,535)
Less: reclassification adjustment for net realized gains on investments	(783)	—
Other comprehensive income (loss)	308,166	(41,535)
Comprehensive loss attributable to Midwest Holding Inc.	$(1,349,521)	$(3,736,652)

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(1,657,687)	$(3,695,117)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	838,229	1,409,397
Net adjustment for premium and discount on investments	—	362
Depreciation	49,074	41,833
Net realized gain on investments	(783)	—
Gain on deconsolidation of Hot Dot, Inc.	(278,513)	—
Gain on initial consolidation of Great Plains Financial Corporation	(118,612)	—
Gain from equity method investments	(36,043)	(82,828)
Gain from fair value remeasurement of previously held interest in Security Capital	—	(182,200)
Non-cash compensation expense	11,500	21,083
Changes in operating assets and liabilities:
Interest and dividends due and accrued	256	8,711
Other assets and liabilities	203,306	(171,009)
Net cash used in operating activities	(989,273)	(2,649,768)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(1,398,303)	(290,287)
Sales	68,388	—
Net change of mortgage loans on real estate, held for investment	230,000	(30,000)
Advances for notes receivable	—	(248,383)
Proceeds from payments on notes receivable	220,000	1,000
Purchases of property and equipment	(30,292)	(74,150)
Net cash used in investing activities	(910,207)	(641,820)
Cash Flows from Financing Activities:
Net proceeds from sale of common stock	—	1,979,669
Net proceeds from issuing equity in Hot Dot, Inc.	588,103	—
Net transfers from noncontrolling interests	104,977	—
Repurchases of common stock	—	(28,068)
Net cash provided by financing activities	693,080	1,951,601
Net (decrease) in cash and cash equivalents	(1,206,400)	(1,339,987)
Cash and cash equivalents:
Beginning	1,359,309	2,699,296
Ending	$152,909	$1,359,309

	Year Ended December 31,
	2012	2011
Supplemental Disclosure of Non-Cash Information:
Transfers of notes receivable to mortgage loans on real estate, held for investment	$—	$200,000
Issuance of stock in exchange for note	$—	$46,000

See accompanying Report of Independent Registered Public Accounting Firm

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

	As of December 31, 2012			For the Year Ended December 31, 2012
		Future Policy				Death and	Amortization
		Benefits,				Other Benefits	of Deferred
	Deferred Policy	Claims and			Net	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Premium	Investment	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Revenue	Income	Reserves	Costs	Expenses
Life Insurance	$2,650,957	$47,026,130	$86,743	$4,208,659	$480,183	$1,807,409	$631,121	$5,404,041

	As of December 31, 2011			For the Year Ended December 31, 2011
		Future Policy				Death and	Amortization
		Benefits,				Other Benefits	of Deferred
	Deferred Policy	Claims and			Net	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Premium	Investment	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Revenue	Income	Reserves	Costs	Expenses
Life Insurance	$2,108,395	$44,511,213	$93,304	$3,119,457	$351,115	$1,583,239	$624,650	$5,279,912

See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

					Percentage
			Assumed		of Amount
		Ceded to Other	from Other		Assumed to
	Gross Amount	Companies	Companies	Net Amount	Net
Year ended December 31, 2012

Life insurance in force	$273,097,000	$156,478,000	$2,757,000	$119,376,000	2.31%

Life insurance premiums	$4,586,870	$410,680	$32,469	$4,208,659	0.77%

Year ended December 31, 2011

Life insurance in force	$199,991,000	$124,174,000	$2,941,000	$78,758,000	3.73%

Life insurance premiums	$3,501,071	$414,795	$33,181	$3,119,457	1.06%

See accompanying Report of Independent Registered Public Accounting Firm

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement, dated January 20, 2009, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

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

EXHIBIT
NUMBER	DESCRIPTION
10.19†	Agency Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Great American Marketing, Inc. (Incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.20†	Employment Agreement, dated December 1, 2011, by and between Midwest Holding Inc. and Rick Meyer. (Incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed April 2, 2012.)

21.1*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Disclaimer of Control by Rick D. Meyer, dated September 26, 2010. (Incorporated by reference to Exhibit 99.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

____________________

*	Filed herewith.

†	Management contract or compensatory plan or arrangement