Form 10-Q
period 2013-03-31
MIDWEST HOLDING INC.
filed 2013-05-15
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ..
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

As of May 1, 2013, there were 9,114,567 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $11,426,672 and $10,615,033, respectively)	$11,345,954	$10,533,463
Equity securities (cost: $825,010 and $1,274,111 respectively)	817,152	1,250,977
Equity method investments	1,927,080	1,887,196
Equity securities, at cost	1,263,438	1,267,938
Mortgage loans on real estate, held for investment	674,801	677,011
Real estate, held for investment	562,879	565,889
Policy loans	279,460	274,664
Notes receivable	27,383	27,383
Short-term investments	1,173,696	1,171,280
Total investments	18,071,843	17,655,801
Cash and cash equivalents	4,517,247	4,346,555
Amounts recoverable from reinsurers	31,744,326	32,265,463
Interest and dividends due and accrued	177,590	146,938
Due premiums	697,002	820,123
Deferred acquisition costs, net	2,727,960	2,650,957
Value of business acquired, net	913,495	964,557
Intangible assets, net	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	459,097	445,860
Other assets	1,518,618	1,752,685
Total assets	$62,657,002	$62,878,763
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$33,559,818	$33,588,589
Policy claims	599,736	571,870
Deposit-type contracts	13,378,388	12,865,671
Advance premiums	107,966	86,743
Total policy liabilities	47,645,908	47,112,873
Accounts payable and accrued expenses	884,066	874,642
Surplus notes	550,000	650,000
Total liabilities	49,079,974	48,637,515
Commitments and Contingencies (See Note 9)
Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value. Authorized 2,000,000 shares; issued
and outstanding 74,159 shares as of March 31, 2013 and December 31, 2012	74	74
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 9,109,567 and 9,106,717 shares as of
March 31, 2013 and December 31, 2012, respectively	9,110	9,106
Additional paid-in capital	25,364,607	25,361,520
Stock subscription receivable	(10,542)	(13,417)
Accumulated deficit	(16,255,481)	(15,756,994)
Accumulated other comprehensive loss	(87,856)	(64,352)
Total Midwest Holding Inc.’s stockholders’ equity	9,019,912	9,535,937
Noncontrolling interests	4,557,116	4,705,311
Total stockholders’ equity	13,577,028	14,241,248
Total liabilities and stockholders’ equity	$62,657,002	$62,878,763

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2013	2012
Income:
Premiums	$1,115,760	$1,090,801
Investment income, net of expenses	205,812	71,463
Net realized gains on investments	58,573	34,869
Miscellaneous income	36,687	4,000
	1,416,832	1,201,133
Expenses:
Death and other benefits	167,099	239,827
Increase in benefit reserves	361,559	327,516
Amortization of deferred acquisition costs	198,222	(74,812)
Salaries and benefits	598,525	722,361
Other operating expenses	667,266	1,099,006
	1,992,671	2,313,898
Loss before income tax expense	(575,839)	(1,112,765)
Income tax expense	—	—
Net loss	(575,839)	(1,112,765)
Less: Loss attributable to noncontrolling interests	(77,352)	(400,805)
Net loss attributable to Midwest Holding Inc.	$(498,487)	$(711,960)
Comprehensive income (loss)
Unrealized gains on investments arising during period	28,072	$296,177
Less: reclassification adjustment for net
realized gains on investments	(51,576)	(34,869)
Other comprehensive (loss) income	(23,504)	261,308
Comprehensive loss attributable to Midwest Holding Inc.	$(521,991)	$(450,652)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.05)	$(0.08)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

						Accumulated	Total Midwest
			Additional	Stock		Other	Holding Inc.’s		Total
	Preferred	Common	Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Receivable	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2011	$74	$9,106	$24,668,440	$(24,917)	$(14,099,307)	$(391,051)	$10,162,345	$1,433,000	$11,595,345
Non cash compensation expense	—	—	—	2,875	—	—	2,875	—	2,875
Changes in equity of
noncontrolling interests	—	—	272,060	—	—	—	272,060	975,840	1,247,900
Net loss	—	—	—	—	(711,960)	—	(711,960)	(400,805)	(1,112,765)
Other comprehensive income	—	—	—	—	—	261,308	261,308	—	261,308
Balance, March 31, 2012	$74	$9,106	$24,940,500	$(22,042)	$(14,811,267)	$(129,743)	$9,986,628	$2,008,035	$11,994,663

Balance, December 31, 2012	$74	$9,106	$25,361,520	$(13,417)	$(15,756,994)	$(64,352)	$9,535,937	$4,705,311	$14,241,248
Non cash compensation expense	—	—	—	2,875	—	—	2,875	—	2,875
Issuances of common stock, net of
of capital raising expenses	—	4	17,096	—	—	—	17,100	—	17,100
Changes in equity of
noncontrolling interests	—	—	(14,009)	—	—	—	(14,009)	(74,561)	(88,570)
Net loss	—	—	—	—	(498,487)	—	(498,487)	(77,352)	(575,839)
Other comprehensive income (loss)	—	—	—	—	—	(23,504)	(23,504)	3,718	(19,786)
Balance, March 31, 2013	$74	$9,110	$25,364,607	$(10,542)	$(16,255,481)	$(87,856)	$9,019,912	$4,557,116	$13,577,028

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(575,839)	$(1,112,765)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in)
operating activities:
Net adjustment for premium and discount on investments	34,853	23,605
Depreciation and amortization	93,126	115,725
Deferred acquisition costs capitalized	(275,225)	(286,814)
Amortization of deferred acquisition costs	198,222	(74,812)
Net realized gains on investments	(58,573)	(34,869)
Equity in the net (loss) income of unconsolidated subsidiaries	(76,143)	60,197
Non cash compensation expense	2,875	2,875
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	521,137	321,289
Interest and dividends due and accrued	(30,652)	32,157
Due premiums	123,121	(125,189)
Policy liabilities	(146,399)	(22,507)
Other assets and liabilities	243,491	446,845
Net cash provided by (used in) operating activities	53,994	(654,263)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(2,689,540)	(3,433,645)
Sales	2,351,067	3,299,879
Proceeds from the sale of equity securities carried at cost	4,500	4,500
Proceeds from payments on mortgage loans on real estate, held for investment	2,210	34,084
Net change in policy loans	(4,796)	(6,665)
Proceeds from payments on notes receivable	—	219,999
Net change in short-term investments	(2,416)	515,725
Purchases of property and equipment	(52,291)	(74,895)
Net cash (used in) provided by investing activities	(391,266)	558,982
Cash Flows from Financing Activities:
Net proceeds from sale of common stock	17,100	—
Net proceeds from issuing equity in Hot Dot, Inc.	—	1,247,900
Payments on surplus notes	(100,000)	—
Net transfers to noncontrolling interests	(88,570)	—
Receipts on deposit-type contracts	711,043	265,974
Withdrawals on deposit-type contracts	(31,609)	(19,714)
Net cash provided by financing activities	507,964	1,494,160
Net increase in cash and cash equivalents	170,692	1,398,879
Cash and cash equivalents:
Beginning	4,346,555	2,469,725
Ending	$4,517,247	$3,868,604

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

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot), a company organized to develop, manufacture, and market the Alert Patch, a thermochromatic patch for monitoring and detecting body temperature. Additionally, Midwest controls a majority of the Board of Directors. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by Hot Dot was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for the Alert Patch. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. The deconsolidation of Hot Dot is discussed in greater detail in Notes 2 and 12. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial Corporation (Great Plains Financial). As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial. As a result of the Company’s control over Great Plains Financial, the Company began consolidating Great Plains Financial during fourth quarter of 2012.

     On February 20, 2013, the Company commenced a private placement offering under Regulation D of the Securities Act of 1933. The Company is offering a maximum amount of $10,000,000. Sales of common shares are made in Units, with each Unit consisting of fifty shares of common stock and one detachable warrant to purchase ten shares of common stock at an exercise price of $6.50 per share exercisable through December 31, 2016. The Company has sold a total of 2,850 shares for total proceeds of $17,100 through March 31, 2013. Due to the small number of shares sold, the value of the warrants is not significant.

     Basis of presentation: The accompanying consolidated financial statements include the accounts of Midwest, our wholly owned subsidiary ALSC, ALSC’s wholly owned subsidiary CRLIC, Midwest’s 60% owned subsidiary, Security Capital Corporation, Midwest’s 25.7% owned subsidiary, Great Plains Financial, and Great Plains Financial’s wholly owned subsidiary, Great Plains Life. The consolidated statements of comprehensive income for the three months ended March 31, 2012 include the results of Hot Dot, which on September 12, 2012 we deconsolidated as described in Note 12. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

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

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position as of March 31, 2013 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. The December 31, 2012 consolidated balance sheet data was derived from the audited consolidated financial statements included in Midwest Holding Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. In accordance with GAAP, the December 31, 2012 consolidated financial statements were restated to reflect the stock dividend paid by the Company during the second quarter of 2012 (see Note 1) and the Company attaining significant influence over investments that were previously accounted for under the cost basis requiring the Company to account for the investees under the equity method (see Note 13). All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform with the current period’s presentation with no impact on results of operations or total stockholders’ equity.

     Investments: All fixed maturities and a portion of the equity securities owned by the Company are considered available-for-sale and are included in the financial statements at their fair value as of the financial statement date. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in other comprehensive income (loss).

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the three months ended March 31, 2013 or 2012.

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

     Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

     Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of March 31, 2013 and December 31, 2012, primarily as a result of the seller’s guaranteed performance of the mortgage loans acquired as part of the Old Reliance transaction.

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

     Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At March 31, 2013 and December 31, 2012, the cost of these investments approximates fair value due to the short duration to maturity.

     Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2013 and December 31, 2012, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

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

     Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. No events occurred in the three months ended March 31, 2013 that suggested a review should be undertaken.

     The following table provides information about deferred acquisition costs for the periods ended March 31, 2013 and December 31, 2012, respectively.

	Three months ended	Year Ended
	March 31,	December 31,
	2013	2012
Balance at beginning of period	$2,650,957	$2,108,395
Capitalization of commissions, sales and issue expenses	275,225	1,173,683
Gross amortization	(198,222)	(631,121)

Balance at the end of period	$2,727,960	$2,650,957

     Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, ALSC purchased CRLIC during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $2,908 for each of the three months ended March 31, 2013 and 2012 relative to this transaction.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Additionally, the Company paid an upfront ceding commission of $375,000. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the three months ended March 31, 2013 and 2012 relative to this transaction totaled $8,700. The agreement has an automatic renewal provision unless the Company notifies Security National Life Insurance Company (SNL) of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place.

     Additionally, ALSC purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the three months ended March 31, 2013 and 2012 totaled $39,454 and $39,533, respectively.

     Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. No events occurred in the three months ended March 31, 2013 that suggested a review should be undertaken.

     Goodwill and Other Intangible Assets: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. No events occurred in the three months ended March 31, 2013 that suggested a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The Company elected to forego the qualitative assessment during its 2012 analysis and performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2012, the fair value of the Company’s reporting units exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment. Management's determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

     The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No events occurred in the period ended March 31, 2013 that suggested a review should be undertaken.

     Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $39,054 and $43,294 for the three months ended March 31, 2013 and 2012, respectively. Accumulated depreciation totaled $416,718 and $377,664 as of March 31, 2013 and December 31, 2012, respectively.

     Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

     Long-lived assets are reviewed annually for impairment. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. The Company performs an impairment analysis annually in the fourth quarter unless events occur which require an immediate review. No events occurred in the three months ended March 31, 2013 and 2012 that suggested a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of March 31, 2013 or December 31, 2012.

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

     Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2009. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at March 31, 2013 and December 31, 2012.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Comprehensive loss: Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive loss includes unrealized gains and losses from marketable securities classified as available for sale, net of applicable taxes.

     Common and preferred stock and earnings (loss) per share: The Class A preferred shares are non-cumulative, non-voting and convertible to common shares after five years at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both March 31, 2013 and December 31, 2012, the Company had 74,159 preferred shares issued and outstanding.

     Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended March 31, 2013 and 2012 were 9,107,385 and 9,106,717 shares, respectively. The Company paid no cash dividends during the three months ended March 31, 2013 or 2012. On March 28, 2012, the Board of Directors of the Company declared a 5% stock dividend, payable on May 1, 2012 to common shareholders of record as of April 17, 2012. Fractional shares were rounded up to next whole share. A total of 436,571 shares were issued under this stock dividend at par value, resulting in a nominal transfer from additional paid-in capital to common stock, which was presented in the consolidated financial statements as if the dividend had occurred as of the earliest period presented. The weighted average shares outstanding for the three months ended March 31, 2013 and 2012 have been computed including the pro-forma effect of the stock dividend for comparative purposes.

     Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Chief Executive Officer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased. The balance of the receivable as of March 31, 2013 and December 31, 2012 was $10,542 and $13,417, respectively. This receivable was partially forgiven, resulting in noncash compensation expense of $2,875 for both the three months ended March 31, 2013 and 2012.

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

  Equity Risk—Equity risk is the risk that the Company will incur economic loss due to adverse fluctuations in a particular stock. As of March 31, 2013 and December 31, 2012, the fair value of our available for sale equity securities was $817,152 and $1,250,977, respectively. As of March 31, 2013 a 10% decline in the value of the available for sale equity securities would result in an unrealized loss of $81,715 as compared to an estimated unrealized loss of $125,098 as of December 31, 2012. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     New Accounting Standards: In February 2013, the FASB issued guidance regarding the reporting of reclassifications out of accumulated other comprehensive income (AOCI). The guidance requires entities to provide information about the amounts reclassified out of AOCI by component. Significant amounts reclassified out of AOCI that are required under U.S. GAAP to be reclassified to net income in their entirety in the same reporting period must be presented either on the face of the statement, where net income is presented, or in the footnotes. For amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that are required by U.S. GAAP that provide additional detail about those amounts. The Company adopted this new guidance as of January 1, 2013 with no material impact to the consolidated financial statements.

     All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 2. Business Acquisitions

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc., a company organized to develop, manufacture, and market the Alert Patch. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by Hot Dot was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. This patent asset is being amortized over fifteen years, its estimated useful life. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. Hot Dot is a development stage company that has not conducted operations apart from raising capital. See Note 12.

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial. As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial. As a result of the Company’s control over Great Plains Financial, the Company began consolidating Great Plains Financial during fourth quarter of 2012. See Note 13.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Investments, available for sale, fixed maturities	$519,540
Investments, available for sale, equity securities	963,486
Short-term investments	1,168,530
Cash and cash equivalents	4,087,454
Amounts recoverable from reinsurers	38,754
Interest and dividends due and accrued	11,692
Due premiums	92,315
Furniture and equipment, net	22,383
Other assets	1,417,224
Benefit reserves	(1,221,816)
Policy claims	(38,380)
Deposit-type contracts	(737,230)
Other liabilities	(279,268)
Net assets acquired	6,044,684
Change in noncontrolling interests	(4,751,930)
Equity investment in Great Plains Financial at initial consolidation date	(1,174,142)
Gain on initial consolidation of Great Plains Financial	$118,612

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

     The following pro forma information presents the combined results of the Company as though the 2012 business acquisition of Great Plains Financial occurred on January 1, 2012. The pro forma financial information includes the results of Hot Dot through March 31, 2012. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or that may be attained in the future.

	Three months ended March 31,
	2013	2012
Premiums	$1,115,760	$1,461,012
Other income	301,072	280,749
Expenses	(1,992,671)	(2,863,888)
Net loss	(575,839)	(1,122,127)
Less: Loss attributable to noncontrolling interests	(77,352)	(466,698)
Net loss attributable to Midwest Holding Inc.	(498,487)	(655,429)
Net loss attributable to Midwest Holding Inc. per common share	$(0.05)	$(0.07)

     The following pro forma information presents the combined results of the Company as though Hot Dot was accounted for as an equity method investment by the Company and not consolidated into the Company’s financial statements since the Company’s purchase of the investment during the third quarter of 2011.

	Three months ended March 31,
	2013	2012
Premiums	$1,115,760	$1,090,801
Other income	301,072	202,308
Expenses	(1,992,671)	(1,733,021)
Net loss	(575,839)	(439,912)
Less: Loss attributable to noncontrolling interests	(77,352)	—
Net loss attributable to Midwest Holding Inc.	(498,487)	(439,912)
Net loss attributable to Midwest Holding Inc. per common share	$(0.05)	$(0.05)

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 3. Noncontrolling Interests

     The effects on our equity of changes in our ownership interest in equity securities were as follows.

	Three months ended March 31,
	2013	2012
Net loss attributable to Midwest Holding Inc.	$(498,487)	$(711,960)
Transfers (to) from noncontrolling interests:
Decrease in Midwest Holding Inc.’s additional paid-in
capital for Great Plains Financial stock purchases,
net of change in ownership	(14,009)	—
Increase in Midwest Holding Inc.’s additional paid-in
capital for Hot Dot equity issuances, net of change in
ownership	—	272,060
Change from net loss attributable to Midwest Holding Inc.
and transfers from noncontrolling interests	$(512,496)	$(439,900)

Note 4. Investments

     The amortized cost and estimated fair value of investments classified as available-for-sale as of March 31, 2013 and December 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2013:
Fixed maturities:
U.S. government obligations	$2,108,557	$84,978	$—	$2,193,535
States and political subdivisions —
general obligations	1,217,587	163	19,712	1,198,038
States and political subdivisions —
special revenue	1,887,813	6,271	42,011	1,852,073
Corporate	6,212,715	11,917	122,324	6,102,308
Total fixed maturities	11,426,672	103,329	184,047	11,345,954
Equity securities:
Common corporate stock	750,010	—	7,858	742,152
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	825,010	—	7,858	817,152
Total	$12,251,682	$103,329	$191,905	$12,163,106

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2012:
Fixed maturities:
U.S. government obligations	$2,126,977	$89,748	$—	$2,216,725
States and political subdivisions —
general obligations	1,219,757	1,298	22,620	1,198,435
States and political subdivisions —
special revenue	1,766,140	2,242	44,229	1,724,153
Corporate	5,502,159	19,630	127,639	5,394,150
Total fixed maturities	10,615,033	112,918	194,488	10,533,463
Equity securities:
Common corporate stock	1,199,111	1,850	24,984	1,175,977
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	1,274,111	1,850	24,984	1,250,977
Total	$11,889,144	$114,768	$219,472	$11,784,440

     The Company has one security that individually exceeds 10% of the total of the state and political subdivisions categories as of March 31, 2013. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated Fair
	Cost	Value	Credit Rating
March 31, 2013:
Fixed maturities:
States and political subdivisions — general obligations
Maricopa County Arizona School District No. 31	$343,219	$338,395	AA-

     The following table summarizes, for all securities in an unrealized loss position at March 31, 2013 and December 31, 2012, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2013			December 31, 2012
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
States and political subdivisions —
general obligations	$434,551	$10,563	3	$730,863	$14,810	5
States and political subdivisions —
special revenue	735,572	20,315	10	1,256,996	35,403	12
Corporate	4,755,313	116,874	40	3,607,480	114,620	22
Greater than 12 months:
States and political subdivisions —
general obligations	683,330	9,149	4	226,846	7,810	1
States and political subdivisions —
special revenue	848,267	21,696	5	202,390	8,826	1
Corporate	93,713	5,450	1	86,400	13,019	1
Total fixed maturities	$7,550,746	$184,047	63	$6,110,975	$194,488	42

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	March 31, 2013			December 31, 2012
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Equity Securities:
Less than 12 months:
Common corporate stock	$742,152	$7,858	2	$1,072,325	$24,984	3
Total equity securities	742,152	7,858	2	1,072,325	24,984	3
Total	$8,292,898	$191,905	65	$7,183,300	$219,472	45

     Based on our review of the securities in an unrealized loss position at March 31, 2013 and December 31, 2012, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2013, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. As of March 31, 2013, there were no individual fixed maturity securities that had a fair value to amortized cost ratio below 93%. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

     The amortized cost and estimated fair value of fixed maturities at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$201,778	$202,016
Due after one year through five years	1,293,234	1,319,934
Due after five years through ten years	6,323,448	6,286,725
Due after ten years	3,608,212	3,537,279
	$11,426,672	$11,345,954

     The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2013 and December 31, 2012, these required deposits had a total amortized cost of $2,570,124 and $2,603,290 and fair values of $2,633,489 and $2,668,972, respectively.

     The components of net investment income for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
	2013	2012
Fixed maturities	$95,256	$93,353
Equity securities	17,586	1,780
Cash and short-term investments	4,251	—
Equity in the net (loss) income of unconsolidated subsidiaries	76,143	(60,197)
Other	24,482	47,119
	217,718	82,055
Less investment expenses	(11,906)	(10,592)
	$205,812	$71,463

     Proceeds for the three months ended March 31, 2013 and 2012 from sales of investments classified as available-for-sale were $2,355,567 and $3,304,379, respectively. Gross gains of $58,573 and $83,699 and gross losses of $0 and $48,830 were realized on those sales during the three months ended March 31, 2013 and 2012, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     As of March 31, 2013, no mortgage loans were in a delinquent status and all interest on mortgage loans was current. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the periods ended March 31, 2013 and December 31, 2012.

	Three months ended	Year ended
	March 31, 2013	December 31, 2012
Balance at beginning of period	$677,011	$915,465
Proceeds from payments on mortgage loans on real estate, held for investment	(2,210)	(238,454)
Balance at end of period	$674,801	$677,011

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

     Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended March 31, 2013, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

		Significant
	Quoted	Other	Significant
	in Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2013
Fixed maturities:
U.S. government obligations	$—	$2,193,535	$—	$2,193,535
States and political subdivisions — general obligations	—	1,198,038	—	1,198,038
States and political subdivisions — special revenue	—	1,852,073	—	1,852,073
Corporate	—	6,102,308	—	6,102,308
Total fixed maturities	—	11,345,954	—	11,345,954
Equity securities:
Common corporate stock	742,152	—	—	742,152
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	742,152	75,000	—	817,152
Total	$742,152	$11,420,954	$—	$12,163,106
December 31, 2012
Fixed maturities:
U.S. government obligations	$—	$2,216,725	$—	$2,216,725
States and political subdivisions — general obligations	—	1,198,435	—	1,198,435
States and political subdivisions — special revenue	—	1,724,153	—	1,724,153
Corporate	—	5,394,150	—	5,394,150
Total fixed maturities	—	10,533,463	—	10,533,463
Equity securities:
Common corporate stock	1,175,977	—	—	1,175,977
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	1,175,977	75,000	—	1,250,977
Total	$1,175,977	$10,608,463	$—	$11,784,440

     There were no transfers of financial instruments between Level 1 and Level 2 during the three months ended March 31, 2013 or 2012.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Fixed maturities	$11,345,954	$—	$11,345,954	$—	$11,345,954
Equity securities	817,152	742,152	75,000	—	817,152
Equity method investments	1,927,080	—	—	1,927,080	1,927,080
Mortgage loans on real estate, held for
investment	674,801	—	—	696,821	696,821
Policy loans	279,460	—	—	279,460	279,460
Notes receivable	27,383	—	—	27,383	27,383
Short-term investments	1,173,696	1,173,696	—	—	1,173,696
Cash and cash equivalents	4,517,247	4,517,247	—	—	4,517,247
Liabilities:
Policyholder deposits
(Investment-type contracts)	13,378,388	—	—	13,676,337	13,676,337
Surplus Notes	550,000	—	—	678,327	678,327

	December 31, 2012
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Fixed maturities	$10,533,463	$—	$10,533,463	$—	$10,533,463
Equity securities	1,250,977	1,175,977	75,000	—	1,250,977
Equity method investments	1,887,196	—	—	1,887,196	1,887,196
Mortgage loans on real estate, held for
investment	677,011	—	—	706,434	706,434
Policy loans	274,664	—	—	274,664	274,664
Notes receivable	27,383	—	—	27,383	27,383
Short-term investments	1,171,280	1,171,280	—	—	1,171,280
Cash and cash equivalents	4,346,555	4,346,555	—	—	4,346,555
Liabilities:
Policyholder deposits
(Investment-type contracts)	12,865,671	—	—	13,163,620	13,163,620
Surplus Notes	650,000	—	—	777,218	777,218

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 6. Income Tax Matters

     Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Deferred tax assets:
Loss carryforwards	$6,399,356	$6,061,739
Capitalized costs	821,248	898,240
Unrealized losses on investments	29,871	28,181
Benefit reserves	1,168,841	1,157,055
Total deferred tax assets	8,419,316	8,145,215
Less valuation allowance	(6,465,310)	(6,208,648)
Total deferred tax assets, net of valuation allowance	1,954,006	1,936,567
Deferred tax liabilities:
Policy acquisition costs	1,100,437	1,018,676
Due premiums	236,981	278,842
Value of business acquired	310,588	327,949
Intangible assets	238,000	238,000
Property and equipment	68,000	73,100
Total deferred tax liabilities	1,954,006	1,936,567
Net deferred tax assets	$—	$—

     At March 31, 2013 and December 31, 2012, the Company recorded a valuation allowance of $6,465,310 and $6,208,648, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

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

     Loss carryforwards for tax purposes as of March 31, 2013, have expiration dates that range from 2024 through 2028.

     There was no income tax expense for the three months ended March 31, 2013 and 2012. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended March 31,
	2013	2012
Computed expected income tax benefit	$(169,486)	$(242,066)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	9,052	5,109
Dividends received deduction	(4,186)	(1,246)
Noncontrolling interests	(54,853)	—
Other	(37,189)	18,163
	(87,176)	22,026
Tax benefit before valuation allowance	(256,662)	(220,040)
Change in valuation allowance	256,662	220,040
Net income tax expense	$—	$—

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 7. Reinsurance

     A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 is as follows:

	March 31, 2013	December 31, 2012
Balance sheets:
Benefit and claim reserves assumed	$2,871,611	$2,887,596
Benefit and claim reserves ceded	31,744,326	32,265,463

	Three months ended March 31,
	2013	2012
Statements of comprehensive income:
Premiums assumed	$8,401	$11,279
Premiums ceded	85,367	101,883
Benefits assumed	19,267	29,513
Benefits ceded	247,304	227,459
Commissions assumed	10	19
Commissions ceded	2,803	3,815

     The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of March 31, 2013:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Security National Life Insurance Company	NR	$—	$98,726	$17,947,176	$81,076	$17,964,826
Optimum Re Insurance Company	A–	—	14,760	454,051	—	468,811
Sagicor Life Insurance Company	A–	—	341,038	13,185,280	215,629	13,310,689
			$454,524	$31,586,507	$296,705	$31,744,326

     CRLIC has a 100% coinsurance agreement with SNL whereby 100% of the business written by CRLIC is ceded to SNL. At March 31, 2013 and December 31, 2012, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by CRLIC to SNL were $17,964,826 and $18,266,601, respectively. CRLIC remains contingently liable on this ceded reinsurance should SNL be unable to meet their obligations.

     During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At March 31, 2013 and December 31, 2012, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $13,310,689 and $13,530,051, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

     The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At March 31, 2013, the Company had over 98% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $18.0 million of reinsurance recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At March 31, 2013 and December 31, 2012, no contingency reserve was established.

Note 8. Deposit-Type Contracts

     The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for periods ended March 31, 2013 and December 31, 2012:

	Period Ended
	March 31, 2013	December 31, 2012
Beginning balance	$12,865,671	$11,933,276
Change in deposit-type contracts from
Great Plains Life acquisition	—	737,230
Change in deposit-type contracts assumed from SNL	(9,657)	(219,011)
Change in deposit-type contracts fully ceded by CRLIC	(204,047)	(958,644)
Deposits received	711,043	1,397,385
Investment earnings	46,987	96,225
Withdrawals, net	(31,609)	(120,790)
Ending balance	$13,378,388	$12,865,671

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

     In accordance with U.S. GAAP, the Company establishes an accrued liability for litigation and regulatory matters when the future event is probable and its impact can be reasonably estimated. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. There were no such liabilities accrued as of March 31, 2013 or December 31, 2012.

     Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed August 28, 2009 and amended on January 21, 2011 that expires on January 31, 2014. As part of the acquisition of Old Reliance, the Company assumed a lease for the headquarters of Old Reliance in Colorado Springs, Colorado that expired on December 31, 2012. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expires on May 1, 2015. Great Plains Financial entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expires on April 30, 2014. Rent expense for the three months ended March 31, 2013 and 2012 was $43,862 and $25,176, respectively. Future minimum payments for the remaining portion of 2013, 2014 and 2015 are $134,049, $39,518 and $6,000, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 10. Statutory Net Income and Surplus

     ALSC is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, CRLIC and Great Plains Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri and South Dakota Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of ALSC, CRLIC, and Great Plains Life for the three months ended March 31, 2013 and 2012 and for the periods ended March 31, 2013 and December 31, 2012.

	Statutory Capital and Surplus as of
	March 31, 2013	December 31, 2012
American Life	$2,451,298	$2,417,798
Capital Reserve	$1,369,720	$1,396,147
Great Plains Life	$1,965,927	$2,180,787

	Statutory Net Income (loss) for the three months ended March 31,
	2013	2012
American Life	$41,044	$(381,581)
Capital Reserve	$(26,427)	$(17,494)
Great Plains Life	$(232,719)	$(97,859)

Note 11. Surplus Notes

     The following table provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of March 31, 2013:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
First American Capital Corporation	September 1, 2006	September 1, 2016	250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

     Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of March 31, 2013, the Company has accrued $139,979 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. During the first quarter of 2013, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On January 4, 2013, the Company paid down $100,000 of principal and approximately $7,000 of accrued interest.

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
$(2,322,867)

     Midwest determined that the fair value of Hot Dot on the date of deconsolidation approximated carrying value as Hot Dot has no active trading. The fair value for Hot Dot was determined through the use of unobservable assumptions about market participants. Hot Dot is regularly bringing in new investors at or above the prices paid by the Company. Accordingly, the Company has asserted that a willing market participant would purchase the security for the same price as the Company paid until such time as the development stage company commences operations. Midwest determined the deconsolidation date fair value of its 16.45% interest in Hot Dot to be $570,190. As a result of the deconsolidation, Midwest recognized a gain of $278,513 recorded in realized gain on deconsolidation of Hot Dot, Inc. on the consolidated statements of comprehensive income for the year ended December 31, 2012. The results of Hot Dot have been reflected in Midwest’s consolidated financial statements up to the date of the stock repurchase by Hot Dot. Subsequent to the deconsolidation of Hot Dot, the Company accounts for its investment in Hot Dot using the equity method.

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

     As a result of the increased ownership of Great Plains Financial, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Great Plains Financial. There was no effect of the change in accounting method for the three months ended March 31, 2013, as the Company began consolidating Great Plains Financial during the fourth quarter of 2012. The Company’s consolidated financial statements have been restated to present its equity method investment in Great Plains Financial as of the earliest period presented. For the effect of retroactive application of the equity method, equity securities available for sale, accumulated deficit, and accumulated other comprehensive loss were decreased by $246,413, $214,715, and $31,698, respectively, for the year ended December 31, 2011. Equity securities available for sale and accumulated deficit were decreased by $21,502 and $57,391, respectively, and accumulated other comprehensive loss was increased by $35,889 for the year ended December 31, 2010. Therefore, equity securities available for sale and accumulated deficit were decreased by a total of $267,915 and $272,106, respectively, and accumulated other comprehensive loss was increased by a total of $4,191 as of the beginning of fiscal year 2012 for the effect of the retroactive application of the equity method.

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

     During the second quarter of 2012, the Company obtained significant influence over First Wyoming Capital Corporation (First Wyoming) by filling First Wyoming’s top executive management positions and a majority of its board of director seats with employees and directors of the Company. Our total ownership in First Wyoming is 946,500 shares. Our aggregate ownership percentage was approximately 22.65% as of March 31, 2013.

     As a result of obtaining significant influence of First Wyoming, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of First Wyoming. The effect of the change in accounting method for the three months ended March 31, 2013, was to decrease loss before provision for income taxes and net loss by $53,408 ($0.01 per diluted share) and to increase unrealized losses by $36,260. The Company’s consolidated financial statements have been restated to present its equity method investment in First Wyoming as of the earliest period presented. For the effect of retroactive application of the equity method, equity securities available for sale and accumulated deficit were increased by $285,787 and $297,543, respectively, and accumulated other comprehensive loss was decreased by $11,756 for the year ended December 31, 2011. Equity securities available for sale and accumulated deficit were each increased by $110,333 for the year ended December 31, 2010. Therefore, equity securities available for sale and accumulated deficit were increased by $396,120 and $407,876, respectively, and accumulated other comprehensive loss was decreased by a total of $11,756 as of the beginning of fiscal year 2012 for the effect of the retroactive application of the equity method.

Note 14. Related Party Transactions

     ALSC had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and ALSC, specifies that the corporation, a licensed insurance agency, shall receive an override commission on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. Total payments made by ALSC during the three months ended March 31, 2013 and 2012 were $6,845 and $26,613, respectively. This agreement was terminated in October 2011; however override payments are still being made for renewal business.

     The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended March 31, 2013 amounted to $36,687. No fees were earned during the three months ended March 31, 2012.

Note 15. Subsequent Events

     All of the effects of subsequent events that provide additional evidence about conditions that existed at March 31, 2013, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

     The Company has evaluated subsequent events through the date that the consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes appearing elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

     Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2012, along with any supplements in Part II below.

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

Overview

     Midwest was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. (American Life). Capital Reserve Life Insurance Company (Capital Reserve) of Jefferson City, Missouri is a dormant, wholly owned subsidiary of American Life. Security Capital Corporation (Security Capital) is a 60% owned subsidiary of Midwest. Great Plains Financial Corporation (Great Plains Financial) is a 25.7% owned subsidiary of Midwest. Great Plains Life Assurance Company (Great Plains Life) is a wholly owned subsidiary of Great Plains Financial.

     From our inception, we have raised approximately $17.5 million through sales of shares of voting common stock in several private placements and an intrastate public offering in the State of Nebraska.

     On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. For the three months ended March 31, 2013 and 2012, American Life generated approximately $800,000 and $1.1 million in premium revenue, respectively, when combined with the operating results of Old Reliance Insurance Company (Old Reliance), a company acquired by American Life in August 2011 as described later in this document.

     On June 20, 2010, American Life acquired Capital Reserve in exchange for a cash payment of approximately $1.9 million. This transaction added approximately a like amount of assets to American Life. Further, with the insurance charters acquired from Capital Reserve, we obtained access to additional markets in Missouri and Kansas. Capital and surplus of Capital Reserve as of March 31, 2013 and December 31, 2012 was $1,369,720 and $1,396,147, respectively. Capital Reserve generated a $26,427 and $17,494 net loss for the three months ended March 31, 2013 and 2012, respectively.

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

     On July 12, 2010, in order to provide additional capital to support our continued growth, we commenced an offering of up to 2,000,000 additional shares of voting common stock to existing shareholders who were residents of the State of Nebraska. This offering was completed on February 28, 2011 and a total of 1,554,326 additional shares of voting common stock were sold. The gross proceeds of this sale were approximately $7.7 million. These proceeds were used to fund the acquisition of Old Reliance as described below, to further capitalize our insurance operations, for working capital and general corporate purposes.

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

     The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $12.7 million through March 31, 2013. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

     During the third quarter of 2011, control was attained on a previous noncontrolling interest in Security Capital Corporation, an Arkansas corporation formerly known as Arkansas Security Capital Corporation. Security Capital is a development stage company that has not conducted operations apart from raising capital.

     In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot) for $50,000, a company organized in August 2011 to develop, manufacture, and market the Alert Patch, a thermochromatic patch for monitoring and detecting body temperature. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by Hot Dot was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for the Alert Patch. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously.

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

Valuation of Investments

     The Company’s principal investments are in fixed maturity and equity securities. Fixed maturity and equity securities, which are classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in other comprehensive income (loss). The Company utilizes external independent third-party pricing services to determine its fair values on investment securities available for sale. The Company has routines, processes, and controls in place to review prices received from service providers for reasonableness and unusual fluctuations. In the event that a price is not available from a third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security.

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

     Additionally, the Company has investments in development stage entities. These equity securities approximate carrying value and are invested in privately-held life insurance companies. These securities have no active trading and are carried at cost.

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

     For a reporting unit in which the Company elects to perform the qualitative impairment assessment and the assessment concludes that it is more likely than not that the fair value is less than its carrying value, we perform the first step of the quantitative goodwill impairment test, which compares the fair value of the reporting unit to its carrying value. If the Company elects to forego the qualitative impairment assessment, the Company performs the first step to the quantitative goodwill impairment test. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If, during this second step, we determine that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference.

     The Company elected to forego the qualitative assessment during its 2012 analysis and performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2012, the fair value of the Company’s reporting units exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment. Management's determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

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

Consolidated Results of Operations

     Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three months ended March 31, 2013 and 2012 are summarized in the table below.

	Three months ended March 31,
	2013	2012
Income:
Premiums	$1,115,760	1,090,801
Investment income, net of expenses	205,812	71,463
Net realized gains on investments	58,573	34,869
Miscellaneous income	36,687	4,000
	$1,416,832	$1,201,133

     Premium revenue: Premium revenue in the three months ended March 31, 2013 was $1,115,760 compared to $1,090,801 in the three months ended March 31, 2012. The increase in premium revenue is primarily attributable to the acquisition of Great Plains Financial. 100% of payments received for first year premiums are traditional life insurance premiums and recognized as earned when due. In subsequent years, 50% of the payments received are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits. The change in distribution contributes to an apparent lower level of persistency than that actually experienced. Were annuities included, premium income would have been $1,826,803 and $1,364,775, in the three months ended March 31, 2013 and 2012, respectively. Management is pursuing the development of new products, which it expects to release during 2013.

     Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,
	2013	2012
Fixed maturities	$95,256	$93,353
Equity securities	17,586	1,780
Cash and short-term investments	4,251	—
Equity in the net income (loss) of unconsolidated subsidiaries	76,143	(60,197)
Other	24,482	47,119
	217,718	82,055
Less investment expenses	(11,906)	(10,592)
	$205,812	$71,463

     Investment income, net of expenses was $205,812 in the three months ended March 31, 2013 compared to $71,463 in the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 is due to higher average invested balances as a result of investment of capital along with the acquisition of Great Plains Financial and gains on equity method investments. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above. A majority of the Company’s “Other” investment income results from assets such as real estate, mortgage loans, and policy loans, which were acquired in the Old Reliance acquisition that was consummated in August 2011.

     Net realized gains on investments: Net realized gains on investments in the three months ended March 31, 2013 was $58,573 compared to $34,869 in the three months ended March 31, 2012. The Company sold these securities to reposition its available for sale portfolio to take advantage of favorable interest rate positions.

     Miscellaneous income: Miscellaneous income in the three months ended March 31, 2013 was $36,687 compared to $4,000 in the three months ended March 31, 2012. The increase in miscellaneous income is attributable to third-party administration fee income earned in 2013.

     Expenses for the three months ended March 31, 2013 and 2012 are summarized in the table below.

	Three months ended March 31,
	2013	2012
Expenses:
Death and other benefits	$167,099	$239,827
Increase in benefit reserves	361,559	327,516
Amortization of deferred acquisition costs	198,222	(74,812)
Salaries and benefits	598,525	722,361
Other operating expenses	667,266	1,099,006
	$1,992,671	$2,313,898

     Death and other benefits: Death and other policy benefits were $167,099 in the three months ended March 31, 2013 compared to $239,827 in the three months ended March 31, 2012. The decrease in death and other policy benefits for the three months ended March 31, 2013 is primarily attributable to a reduction of claims paid on Old Reliance policies. Death benefits for American Life and Great Plains were nominal in 2013 and 2012.

     Increase in benefit reserves: The increase in benefit reserves was $361,559 in the three months ended March 31, 2013 compared to $327,516 in the three months ended March 31, 2012. The increase in benefit reserves rose for the three months ended March 31, 2013 compared to the same period in 2012 primarily because of the acquisition of Great Plains Financial.

     Amortization of deferred acquisition costs: Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized and amortized over the life of the premiums produced. The amortization of such costs was $198,222 in the three months ended March 31, 2013, compared to ($74,812) in the three months ended March 31, 2012. The increase in amortization, results from an increase in the balances of deferred acquisition costs period over period. During the first quarter of 2012, the Company recorded a one-time adjustment related to our estimated amortization period for recognizing deferred acquisition costs creating a negative amortization amount.

     Salaries and benefits: Salaries and benefits were $598,525 in the three months ended March 31, 2013 compared to $722,361 in the three months ended March 31, 2012. This decrease in payroll for the three months ending March 31, 2013 compared to the same period in 2012 results from primarily from the deconsolidation of Hot Dot, which accounted for approximately $337,000 of payroll expenses during the three months ended March 31, 2012, offset by the consolidation of Great Plains Financial, which increased payroll expenses by approximately $100,000 during the three months ended March 31, 2013. Additional payroll expense incurred during the three months ended March 31, 2013 resulted from additional employees hired for the Company’s private placement offering.

     Other expenses: Other expenses (general administrative expenses, licenses and fees, and other expenses) were $667,266 in the three months ended March 31, 2013 compared to $1,099,006 in the three months ended March 31, 2012. The Company’s other operating expenses during the three months ended March 31, 2013 decreased compared to the same period in 2012 due to other expenses incurred by Hot Dot of approximately $200,000 which were not incurred during 2013 along with legal and consulting expenses of approximately $274,000 incurred by the Company during the first quarter of 2012 related to its Form 10 filing as it became a public company.

     Net Loss: Net loss was ($575,839) for the three months ended March 31, 2013, compared to a net loss of ($1,112,765) for the three months ended March 31, 2012. The decrease in net loss was primarily attributable to an overall increase in recurring revenues described above and an overall decrease in expenses. Additionally, a portion of expenses related to consolidated subsidiaries that are not wholly owned by Midwest. As such, a share of the net loss is attributable to other noncontrolling owners, as described below.

     Loss attributable to noncontrolling interests: Midwest owns approximately 60% of the capital stock of Security Capital, approximately 24.7% of the capital stock of Hot Dot on the deconsolidation date of September 12, 2012, and approximately 25.74% of Great Plains Financial. Security Capital is consolidated on Midwest’s financial statements, Hot Dot was consolidated on Midwest’s financial statements through September 12, 2012 prior to being deconsolidated, and Great Plains Financial was consolidated on Midwest’s financial statements beginning on October 1, 2012. The loss attributable to noncontrolling interests on Midwest’s financial statements for the three months ended March 31, 2013 represents the net loss of Great Plains Financial to the other, noncontrolling shareholders of Great Plains Financial. The loss attributable to noncontrolling interests on Midwest’s financial statements for the three months ended March 31, 2012 represents the allocation of pro rata portions of the net loss of Hot Dot to the other, noncontrolling shareholders. Security Capital has not had any income or expense for the past two years. The loss attributable to noncontrolling interests was ($77,352) for the three months ended March 31, 2013, compared to ($400,805) for the three months ended March 31, 2012. The decrease in loss attributable to noncontrolling interests reflects a decreased net loss incurred by Great Plains compared to the net loss incurred by Hot Dot in the periods presented. Both Security Capital and Hot Dot are development stage enterprises that have not generated significant income to offset their expenses.

     Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($498,487) for the three months ended March 31, 2013 compared to a net loss of ($711,960) for the three months ended March 31, 2012. The decrease in the net loss for the three months ended March 31, 2013 compared to same period in 2012 was primarily attributable to an increase in net investment income of $134,349 primarily resulting from gains on equity method investments. Additionally, during the three months ended March 31, 2012, the Company paid legal and consulting expenses of approximately $274,000 related to its Form 10 filing as it became a public company. We expect our losses to continue in the future as we incur costs to grow our life insurance business.

Investments

     The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Fixed maturity securities:
U.S. government obligations	$2,193,535	9.7%	$2,216,725	10.1%
States and political subdivisions — general
obligations	1,198,038	5.3	1,198,435	5.4
States and political subdivisions — special revenue	1,852,073	8.2	1,724,153	7.9
Corporate	6,102,308	27.0	5,394,150	24.5
Total fixed maturity securities	11,345,954	50.2	10,533,463	47.9
Equity securities:
Common corporate stock	742,152	3.3	1,175,977	5.3
Preferred corporate stock	75,000	0.3	75,000	0.3
Total equity securities	817,152	3.6	1,250,977	5.6
Cash and cash equivalents	4,517,247	20.0	4,346,555	19.8
Equity method investments	1,927,080	8.5	1,887,196	8.6
Equity securities, at cost	1,263,438	5.6	1,267,938	5.8
Short-term investments	1,173,696	5.2	1,171,280	5.3
Other investments:
Mortgage loans on real estate, held for investment	674,801	3.0	677,011	3.1
Real estate, held for investment	562,879	2.6	565,889	2.6
Policy loans	279,460	1.2	274,664	1.2
Notes receivable	27,383	0.1	27,383	0.1
Total	$22,589,090	100%	$22,002,356	100%

     Increases in fixed maturity securities primarily result from additional purchases made by American Life during the first quarter of 2013.

     Decreases in equity securities result from the sale of a mutual fund by Great Plains Financial during the first quarter of 2013.

     Increases in equity method investments result from the purchase of additional shares of First Wyoming and equity issuances by Hot Dot. The purchases in First Wyoming increased our total investment in First Wyoming to 946,500 shares. Our aggregate ownership percentage increased to approximately 22.65% as a result of the purchases.

     The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
AAA and U.S. Government	$2,296,588	20.2%	$2,320,825	22.0%
AA	2,109,240	18.6	1,934,358	18.4
A	4,774,878	42.1	3,514,312	33.4
BBB	1,962,845	17.3	2,569,921	24.4
Total investment grade	11,143,551	98.2	10,339,416	98.2
BB and other	202,403	1.8	194,047	1.8
Total	$11,345,954	100%	$10,533,463	100%

     Reflecting the high quality of securities maintained by the Company, 98.2% of all fixed maturity securities were investment grade as of March 31, 2013 and December 31, 2012. Due to the low interest rate environment, the Company has invested in bonds with “BBB” ratings or greater. Recently, as opportunities present themselves, lower-rated bonds have been disposed of and replaced with more-highly rated instruments.

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

Equity Risk

     Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock. As of March 31, 2013 and December 31, 2012, the fair value of our available for sale equity securities was $817,152 and $1,250,977, respectively. As of March 31, 2013 a 10% decline in the value of the available for sale equity securities would result in an unrealized loss of $81,715 as compared to an estimated unrealized loss of $125,098 as of December 31, 2012. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event. A majority of the Company’s investment in equity securities are comprised of investments in affiliates and mutual funds. Additionally, our investments in affiliates constitute high-risk investments in developing businesses that have incurred significant losses and have not achieved profitability. There is no assurance as to the actual amount of financial return, if any, which may result from ownership of these securities. The entire value of these securities may be lost.

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

     Net cash provided by operating activities was $53,994 for the three months ended March 31, 2013. The primary sources of cash from operating activities were from premium receipts, collection amounts due from reinsurers and net investment income. The primary uses of cash from operating activities were from payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $391,266. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was the Company’s investments in available for sale securities and the purchase of property and equipment. Net cash provided by financing activities was $507,964. The primary sources of cash were the net proceeds from the sale of common stock in the Company’s private placement offering and receipts on deposit type contracts. These were offset by payments made by the Company on its surplus notes.

     At March 31, 2013, the Company had cash and cash equivalents totaling $4,517,247. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of our insurance subsidiaries is uncertain and will require additional capital if they continue to grow.

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

     There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

     There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in response to Item 1A of Part I of such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On February 20, 2013, the Company commenced a private placement offering under Regulation D of the Securities Act of 1933. The Company is offering a maximum amount of $10,000,000. Sales of common shares are made in Units, with each Unit consisting of fifty shares of common stock and one detachable warrant to purchase ten shares of common stock at an exercise price of $6.50 per share exercisable through December 31, 2016. The table below sets forth information regarding the Company’s sales of its common stock during the first quarter of 2013.

	Total Number of	Price Paid Per	Total
	Shares Purchased	Share	Consideration
February 20 – March 31, 2013	2,850	$6.00	$17,100

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

Dated: May 15, 2013

MIDWEST HOLDING INC.

By:	/s/ MARK A. OLIVER
Name:	Mark A. Oliver
Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

By:	/s/ MICHAEL T. MASON
Name:	Michael T. Mason
Title:	Vice President and Controller
(Principal Accounting Officer)