Form 10-Q
period 2013-06-30
MIDWEST HOLDING INC.
filed 2013-08-13
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of August 1, 2013, there were 9,100,939 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $12,463,313 and $10,615,033,
respectively)	$11,807,188	$10,533,463
Equity securities (cost: $825,011 and $1,274,111, respectively)	789,152	1,250,977
Equity method investments	1,864,123	1,887,196
Equity securities, at cost	1,258,938	1,267,938
Mortgage loans on real estate, held for investment	672,553	677,011
Real estate, held for investment	559,869	565,889
Policy loans	294,874	274,664
Notes receivable	27,383	27,383
Short-term investments	1,175,630	1,171,280
Total investments	18,449,710	17,655,801
Cash and cash equivalents	3,962,473	4,346,555
Amounts recoverable from reinsurers	31,472,097	32,265,463
Interest and dividends due and accrued	151,352	146,938
Due premiums	688,978	820,123
Deferred acquisition costs, net	2,750,997	2,650,957
Value of business acquired, net	881,143	964,557
Intangible assets, net	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	420,731	445,860
Other assets	1,437,202	1,752,685
Total assets	$62,044,507	$62,878,763
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$33,705,710	$33,588,589
Policy claims	601,739	571,870
Deposit-type contracts	13,786,718	12,865,671
Advance premiums	96,445	86,743
Total policy liabilities	48,190,612	47,112,873
Accounts payable and accrued expenses	1,221,757	874,642
Surplus notes	550,000	650,000
Total liabilities	49,962,369	48,637,515
Commitments and Contingencies (See Note 9)
Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value. Authorized 2,000,000 shares;
issued and outstanding 74,159 shares	74	74
Preferred stock, Series B, $0.001 par value. Authorized 2,000,000 shares;
none issued	—	—
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 9,091,389 and 9,106,717 shares as of June 30, 2013 and
December 31, 2012, respectively	9,091	9,106
Additional paid-in capital	25,131,743	25,361,520
Stock subscription receivable	(7,667)	(13,417)
Accumulated deficit	(16,808,713)	(15,756,994)
Accumulated other comprehensive loss	(664,699)	(64,352)
Total Midwest Holding Inc.’s stockholders’ equity	7,659,829	9,535,937
Noncontrolling interests	4,422,309	4,705,311
Total stockholders’ equity	12,082,138	14,241,248
Total liabilities and stockholders’ equity	$62,044,507	$62,878,763

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income:
Premiums	$1,089,193	$1,061,577	$2,204,953	$2,152,378
Investment income, net of expenses	94,495	63,051	300,307	155,569
Net realized gains on investments	33,591	12,282	92,164	26,096
Miscellaneous income	61,321	12,796	98,008	16,796
	1,278,600	1,149,706	2,695,432	2,350,839
Expenses:
Death and other benefits	150,089	179,691	317,188	419,518
Increase in benefit reserves	332,835	455,446	694,394	782,962
Amortization of deferred acquisition costs	254,014	365,305	452,236	290,493
Salaries and benefits	477,028	733,256	1,075,553	1,455,617
Other operating expenses	677,622	519,981	1,344,888	1,618,987
	1,891,588	2,253,679	3,884,259	4,567,577
Loss before income tax expense	(612,988)	(1,103,973)	(1,188,827)	(2,216,738)
Income tax expense	—	—	—	—
Net loss	(612,988)	(1,103,973)	(1,188,827)	(2,216,738)
Less: Loss attributable to noncontrolling interests	(59,756)	(346,746)	(137,108)	(747,551)
Net loss attributable to Midwest Holding Inc.	$(553,232)	$(757,227)	$(1,051,719)	$(1,469,187)
Comprehensive income (loss)
Unrealized (losses) gains on investments
arising during period	$(556,443)	$43,021	$(528,371)	$318,143
Less: reclassification adjustment for net
realized gains on investments	(20,400)	(12,282)	(71,976)	(26,096)
Other comprehensive (loss) income	(576,843)	30,739	(600,347)	292,047
Comprehensive loss attributable to
Midwest Holding Inc.	$(1,130,075)	$(726,488)	$(1,652,066)	$(1,177,140)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.06)	$(0.08)	$(0.12)	$(0.16)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

						Accumulated	Total Midwest
	Class A		Additional	Stock		Other	Holding Inc.’s		Total
	Preferred	Common	Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Receivable	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2011	$74	$9,106	$24,668,440	$(24,917)	$(14,099,307)	$(391,051)	$10,162,345	$1,433,000	$11,595,345
Non cash compensation expense	—	—	—	5,750	—	—	5,750	—	5,750
Changes in equity of
noncontrolling interests	—	—	519,946	—	—	—	519,946	2,254,404	2,774,350
Net loss	—	—	—	—	(1,469,187)	—	(1,469,187)	(747,551)	(2,216,738)
Other comprehensive income	—	—	—	—	—	292,047	292,047	—	292,047
Balance, June 30, 2012	$74	$9,106	$25,188,386	$(19,167)	$(15,568,494)	$(99,004)	$9,510,901	$2,939,853	$12,450,754

Balance, December 31, 2012	$74	$9,106	$25,361,520	$(13,417)	$(15,756,994)	$(64,352)	$9,535,937	$4,705,311	$14,241,248
Non cash compensation expense	—	—	—	5,750	—	—	5,750	—	5,750
Issuances of common stock, net of
of capital raising expenses	—	30	(30)	—	—	—	—	—	—
Repurchases of common stock	—	(45)	(215,738)	—	—	—	(215,783)	—	(215,783)
Changes in equity of
noncontrolling interests	—	—	(14,009)	—	—	—	(14,009)	(74,561)	(88,570)
Net loss	—	—	—	—	(1,051,719)	—	(1,051,719)	(137,108)	(1,188,827)
Other comprehensive income (loss)	—	—	—	—	—	(600,347)	(600,347)	(71,333)	(671,680)
Balance, June 30, 2013	$74	$9,091	$25,131,743	$(7,667)	$(16,808,713)	$(664,699)	$7,659,829	$4,422,309	$12,082,138

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(1,188,827)	$(2,216,738)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Net adjustment for premium and discount on investments	70,735	42,529
Depreciation and amortization	131,401	214,352
Deferred acquisition costs capitalized	(552,276)	(790,596)
Amortization of deferred acquisition costs	452,236	290,493
Net realized gains on investments	(92,164)	(26,096)
Equity in the net (income) loss of unconsolidated subsidiaries	(61,557)	120,395
Non cash compensation expense	5,750	5,750
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	793,366	558,715
Interest and dividends due and accrued	(4,414)	22,458
Due premiums	131,145	(148,163)
Policy liabilities	(165,499)	(59,616)
Other assets and liabilities	662,598	20,828
Net cash provided by (used in) operating activities	182,494	(1,965,689)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(5,978,133)	(5,553,341)
Sales	4,600,612	5,808,653
Purchases of equity method investments	—	(716,250)
Net change in equity securities carried at cost	9,000	(21,000)
Proceeds from payments on mortgage loans on real estate, held for investment	4,458	236,181
Net change in policy loans	(20,210)	(36,677)
Proceeds from payments on notes receivable	—	144,999
Net change in short-term investments	(4,350)	515,725
Purchases of property and equipment	(16,838)	(111,576)
Net cash (used in) provided by investing activities	(1,405,461)	266,714
Cash Flows from Financing Activities:
Repurchases of common stock	(215,783)	—
Net proceeds from issuing equity in Hot Dot, Inc.	—	2,774,350
Payments on surplus notes	(100,000)	(300,000)
Net transfers to noncontrolling interests	(88,570)	—
Receipts on deposit-type contracts	1,338,237	538,983
Withdrawals on deposit-type contracts	(94,999)	(26,261)
Net cash provided by financing activities	838,885	2,987,072
Net (decrease) increase in cash and cash equivalents	(384,082)	1,288,097
Cash and cash equivalents:
Beginning	4,346,555	2,469,725
Ending	$3,962,473	$3,757,822

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

     Nature of operations: Midwest Holding Inc. (Midwest or the Company) was incorporated in Nebraska on October 31, 2003 for the primary purpose of organizing a life insurance subsidiary. From 2003 to May 2009, Midwest was focused on raising capital, first through private placements and finally through an intra-state offering of 2,000,000 common shares at $5.00 per share. These offerings sold out, including a 10% oversale on the final offering. Midwest became operational during the year ended December 31, 2009. Upon capitalizing American Life & Security Corp. (American Life) and acquiring Capital Reserve Life Insurance Company (Capital Reserve), as described below, Midwest deemed it prudent to raise additional capital to fund primarily the expansion of the life insurance operation. Beginning in 2009, American Life, a wholly owned subsidiary of Midwest, was authorized to do business in the State of Nebraska. American Life was also granted a certificate of authority to write insurance in the State of Nebraska on September 1, 2009. American Life is domiciled in Arizona, following the merger with Old Reliance Insurance Company (Old Reliance) in 2011. American Life is engaged in the business of underwriting, selling, and servicing life insurance and annuity policies.

     During the second quarter of 2010, American Life completed the purchase of a 100% ownership interest in Capital Reserve, a dormant insurance company domiciled in Missouri. The purchase was effective as of January 1, 2010. American Life purchased Capital Reserve for its statutory capital and surplus plus $116,326. Capital Reserve is licensed in the states of Kansas and Missouri. Currently, 100% of the policies issued by Capital Reserve are reinsured to an unaffiliated reinsurer.

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

     On February 20, 2013, the Company commenced a private placement offering under Regulation D of the Securities Act of 1933. The Company is offering a maximum amount of $10,000,000. Sales of common shares are made in Units, with each Unit consisting of fifty shares of common stock and one detachable warrant to purchase ten shares of common stock at an exercise price of $6.50 per share exercisable through December 31, 2016. The Company has sold a total of 30,100 shares for total proceeds of $180,600 through June 30, 2013, which have been offset by the Company’s capital raising expenses. The Company has estimated the fair value of the warrants to be $1,204 and has recorded the amount through additional paid in capital as a component of the issuance of common stock. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. These estimates, especially the market value of the underlying common stock and the expected volatility, were highly subjective.

     Basis of presentation: The accompanying consolidated financial statements include the accounts of Midwest, our wholly owned subsidiary American Life, American Life’s wholly owned subsidiary Capital Reserve, Midwest’s 60% owned subsidiary, Security Capital Corporation, Midwest’s 25.7% owned subsidiary, Great Plains Financial, and Great Plains Financial’s wholly owned subsidiary, Great Plains Life. The consolidated statements of comprehensive income for the six months ended June 30, 2012 include the results of Hot Dot, which on September 12, 2012 we deconsolidated as described in Note 12. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

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

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position as of June 30, 2013 and the results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company's operating results for a full year. The December 31, 2012 consolidated balance sheet data was derived from the audited consolidated financial statements included in Midwest Holding Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”), which include all disclosures required by GAAP. In accordance with GAAP, the December 31, 2012 consolidated financial statements were restated to reflect the stock dividend paid by the Company during the second quarter of 2012 (see Note 1) and the Company attaining significant influence over investments that were previously accounted for under the cost basis requiring the Company to account for the investees under the equity method (see Note 13). All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform with the current period’s presentation with no impact on results of operations or total stockholders’ equity.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

     The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in net income (loss) and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the six months ended June 30, 2013 or 2012.

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

     Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of June 30, 2013 and December 31, 2012, primarily as a result of the seller’s guaranteed performance of the mortgage loans acquired as part of the Old Reliance transaction.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At June 30, 2013 and December 31, 2012, the cost of these investments approximates fair value due to the short duration to maturity.

     Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

     Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2013 and December 31, 2012, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

     Deferred acquisition costs: Deferred acquisition costs consist of incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. Under our policy we may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, we may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising.

     The Company evaluates the types of acquisition costs it capitalizes. The Company capitalizes agent compensation and benefits and other expenses that are directly related to the successful acquisition of contracts. The Company also capitalizes expenses directly related to activities performed by the Company, such as underwriting, policy issuance, and processing fees incurred in connection with successful contract acquisitions.

     Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. No events occurred in the six months ended June 30, 2013 that suggested a review should be undertaken.

     The following table provides information about deferred acquisition costs for the periods ended June 30, 2013 and December 31, 2012, respectively.

	Six months ended	Year Ended
	June 30,	December 31,
	2013	2012
Balance at beginning of period	$2,650,957	$2,108,395
Capitalization of commissions, sales and issue expenses	552,276	1,173,683
Gross amortization	(452,236)	(631,121)
Balance at the end of period	$2,750,997	$2,650,957

     Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $2,908 and $5,816 for each of the three and six months ended June 30, 2013 and 2012, respectively, relative to this transaction.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Additionally, the Company paid an upfront ceding commission of $375,000. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the three and six months ended June 30, 2013 and 2012 relative to this transaction totaled $8,700 and $17,400, respectively. The agreement has an automatic renewal provision unless the Company notifies Security National Life Insurance Company (Security National) of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place.

     Additionally, American Life purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the three months ended June 30, 2013 and 2012 totaled $20,744 and $17,377, respectively. Amortization recognized during the six months ended June 30, 2013 and 2012 totaled $60,198 and $56,910, respectively.

     Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. No events occurred in the six months ended June 30, 2013 that suggested a review should be undertaken.

     Goodwill and Other Intangible Assets: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. No events occurred in the six months ended June 30, 2013 that suggested a review should be undertaken.

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

     The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No events occurred in the period ended June 30, 2013 that suggested a review should be undertaken.

     Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $41,357 and $43,164 for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense totaled $80,411 and $86,458 for the six months ended June 30, 2013 and 2012, respectively. Accumulated depreciation totaled $458,074 and $377,664 as of June 30, 2013 and December 31, 2012, respectively.

     Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Long-lived assets are reviewed annually for impairment. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. The Company performs an impairment analysis annually in the fourth quarter unless events occur which require an immediate review. No events occurred in the six months ended June 30, 2013 that suggested a review should be undertaken.

     Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of June 30, 2013 or December 31, 2012.

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

     Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2009. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at June 30, 2013 and December 31, 2012.

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

     Common and preferred stock and earnings (loss) per share: The Class A preferred shares are non-cumulative, non-voting and convertible to common shares in 2015 at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both June 30, 2013 and December 31, 2012, the Company had 74,159 Class A preferred shares issued and outstanding.

     The Class B preferred shares are non-cumulative, non-voting, convertible to common shares after three years from issuance date at a rate of one common share for each preferred share, and provide a 7% cash dividend payable each January 31st until conversion. The par value per preferred share is $0.001 with 2,000,000 shares authorized. At June 30, 2013, the Company had no Class B preferred shares issued.

     Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended June 30, 2013 and 2012 were 9,113,041 and 9,106,717 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2013 and 2012 were 9,110,229 and 9,106,717 shares, respectively. The Company paid no cash dividends during the six months ended June 30, 2013 or 2012. On March 28, 2012, the Board of Directors of the Company declared a 5% stock dividend, payable on May 1, 2012 to common shareholders of record as of April 17, 2012. Fractional shares were rounded up to next whole share. A total of 436,571 shares were issued under this stock dividend at par value, resulting in a nominal transfer from additional paid-in capital to common stock, which was presented in the consolidated financial statements as if the dividend had occurred as of the earliest period presented. The weighted average shares outstanding for the three and six months ended June 30, 2013 and 2012 have been computed including the pro-forma effect of the stock dividend for comparative purposes.

     Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Chief Executive Officer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased. The balance of the receivable as of June 30, 2013 and December 31, 2012 was $7,667 and $13,417, respectively. This receivable was partially forgiven, resulting in noncash compensation expense of $2,875 and $5,750 for both the three and six months ended June 30, 2013 and 2012, respectively.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

  Liquidity Risk—The Company has investments in development stage companies, which are either seeking to raise capital to form life insurance subsidiaries in their respective states of incorporation (Colorado, Idaho, Minnesota and New Mexico) or have formed a life insurance subsidiary (South Dakota and Wyoming). There is no public market for shares of these investments, and there is no assurance that one will develop. Therefore, the shares will have limited marketability for an indefinite period of time. There is not currently, and may never be, an active market in these securities, and there is no assurance that any of these securities will ever become publicly traded or that an active trading market will develop or be sustained. Consequently, we may not be able to liquidate our investment in these securities.

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

  Equity Risk—Equity risk is the risk that the Company will incur economic loss due to adverse fluctuations in a particular equity security. As of June 30, 2013 and December 31, 2012, the fair value of our available for sale equity securities was $789,152 and $1,250,977, respectively. As of June 30, 2013 a 10% decline in the value of the available for sale equity securities would result in an unrealized loss of $78,915 as compared to an estimated unrealized loss of $125,098 as of December 31, 2012. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event.

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

     The following pro forma information presents the combined results of the Company as though the 2012 business acquisition of Great Plains Financial occurred on January 1, 2012. The pro forma financial information includes the results of Hot Dot through June 30, 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Premiums	$1,089,193	$1,449,349	$2,204,953	$2,910,361
Other income	189,407	209,664	490,479	490,413
Expenses	1,891,588	2,811,587	3,884,259	5,675,475
Net loss	(612,988)	(1,152,574)	(1,188,827)	(2,274,701)
Less: Loss attributable to noncontrolling interests	(59,756)	(443,477)	(137,108)	(910,175)
Net loss attributable to Midwest Holding Inc.	$(553,232)	$(709,097)	$(1,051,719)	$(1,364,526)
Net loss attributable to Midwest Holding Inc. per
common share	$(0.06)	$(0.08)	$(0.12)	$(0.15)

     The following pro forma information presents the combined results of the Company as though Hot Dot was accounted for as an equity method investment by the Company and not consolidated into the Company’s financial statements since the Company’s purchase of the investment during the third quarter of 2011. The following table does not include the pro forma information of Great Plains Financial as noted in the previous paragraph.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Premiums	$1,089,193	$1,061,577	$2,204,953	$2,152,378
Other income	189,407	249,871	490,479	452,179
Expenses	1,891,588	1,820,790	3,884,259	3,553,811
Net loss	(612,988)	(509,342)	(1,188,827)	(949,254)
Less: Loss attributable to noncontrolling interests	(59,756)	—	(137,108)	—
Net loss attributable to Midwest Holding Inc.	$(553,232)	$(509,342)	$(1,051,719)	$(949,254)
Net loss attributable to Midwest Holding Inc. per
common share	$(0.06)	$(0.06)	$(0.12)	$(0.10)

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 3. Noncontrolling Interests

     The effects on our equity of changes in our ownership interest in equity securities were as follows.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss attributable to Midwest Holding Inc.	$(553,232)	$(757,227)	$(1,051,719)	$(1,469,187)
Transfers (to) from noncontrolling interests:
Decrease in Midwest Holding Inc.’s additional
paid-in capital for Great Plains Financial
stock purchases, net of change in ownership	—	—	(14,009)	—
Increase in Midwest Holding Inc.’s additional
paid-in capital for Hot Dot equity issuances,
net of change in ownership	—	247,886	—	519,946
Change in equity from net loss attributable to Midwest
Holding Inc. and excluding impact of transfers from
noncontrolling interests	$(553,232)	$(509,341)	$(1,065,728)	$(949,241)

Note 4. Investments

     The amortized cost and estimated fair value of investments classified as available-for-sale as of June 30, 2013 and December 31, 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2013:
Fixed maturities:
U.S. government obligations	$2,725,015	$38,820	$32,327	$2,731,508
States and political subdivisions —
general obligations	1,215,382	—	78,538	1,136,844
States and political subdivisions —
special revenue	1,883,527	—	108,443	1,775,084
Corporate	6,639,389	35	475,672	6,163,752
Total fixed maturities	12,463,313	38,855	694,980	11,807,188
Equity securities:
Common corporate stock	750,011	—	35,859	714,152
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	825,011	—	35,859	789,152
Total	$13,288,324	$38,855	$730,839	$12,596,340

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2012:
Fixed maturities:
U.S. government obligations	$2,126,977	$89,748	$—	$2,216,725
States and political subdivisions —
general obligations	1,219,757	1,298	22,620	1,198,435
States and political subdivisions —
special revenue	1,766,140	2,242	44,229	1,724,153
Corporate	5,502,159	19,630	127,639	5,394,150
Total fixed maturities	10,615,033	112,918	194,488	10,533,463
Equity securities:
Common corporate stock	1,199,111	1,850	24,984	1,175,977
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	1,274,111	1,850	24,984	1,250,977
Total	$11,889,144	$114,768	$219,472	$11,784,440

     The Company has one security that individually exceeds 10% of the total of the state and political subdivisions categories as of June 30, 2013. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated Fair
	Cost	Value	Credit Rating
June 30, 2013:
Fixed maturities:
States and political subdivisions — general obligations
Maricopa County Arizona School District No. 31	$342,610	$329,069	AA-

     The following table summarizes, for all securities in an unrealized loss position at June 30, 2013 and December 31, 2012, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2013			December 31, 2012
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$591,640	$32,327	6	$—	$—	—
States and political subdivisions —
general obligations	330,044	23,908	3	730,863	14,810	5
States and political subdivisions —
special revenue	747,927	45,299	12	1,256,996	35,403	12
Corporate	5,955,990	468,116	54	3,607,480	114,620	22
Greater than 12 months:
States and political subdivisions —
general obligations	806,800	54,630	5	226,846	7,810	1
States and political subdivisions —
special revenue	1,027,157	63,144	7	202,390	8,826	1
Corporate	91,350	7,556	1	86,400	13,019	1
Total fixed maturities	$9,550,908	$694,980	88	$6,110,975	$194,488	42

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	June 30, 2013			December 31, 2012
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Equity Securities:
Less than 12 months:
Common corporate stock	$714,152	$35,859	2	$1,072,325	$24,984	3
Total equity securities	714,152	35,859	2	1,072,325	24,984	3
Total	$10,265,060	$730,839	90	$7,183,300	$219,472	45

     Based on our review of the securities in an unrealized loss position at June 30, 2013 and December 31, 2012, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2013, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. As of June 30, 2013, there were no individual fixed maturity securities that had a fair value to amortized cost ratio below 84%. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

     The amortized cost and estimated fair value of fixed maturities at June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$404,584	$405,110
Due after one year through five years	1,043,096	1,039,334
Due after five years through ten years	8,000,898	7,588,258
Due after ten years	3,014,735	2,774,486
	$12,463,313	$11,807,188

     The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2013 and December 31, 2012, these required deposits had a total amortized cost of $3,185,775 and $2,603,290 and fair values of $3,153,980 and $2,668,972, respectively.

     The components of net investment income for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed maturities	$93,840	$99,496	$189,096	$213,904
Equity securities	1,194	754	18,780	2,534
Cash and short-term investments	3,156	—	7,407	—
Equity in the net (loss) income of unconsolidated
subsidiaries	(14,586)	(60,198)	61,557	(120,395)
Other	24,015	34,196	48,497	81,315
	107,619	74,248	325,337	177,358
Less: investment expenses	(13,124)	(11,197)	(25,030)	(21,789)
	$94,495	$63,051	$300,307	$155,569

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Proceeds for the three months ended June 30, 2013 and 2012 from sales of investments classified as available-for-sale were $2,245,045 and $2,508,774, respectively. Gross gains of $33,591 and $20,789 and gross losses of $0 and $8,507 were realized on those sales during the three months ended June 30, 2013 and 2012, respectively. Proceeds for the six months ended June 30, 2013 and 2012 from sales of investments classified as available-for-sale were $4,600,612 and $5,808,653, respectively. Gross gains of $92,164 and $69,421 and gross losses of $0 and $43,325 were realized on those sales during the six months ended June 30, 2013 and 2012, respectively.

     As of June 30, 2013, no mortgage loans were in a delinquent status and all interest on mortgage loans was current. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the periods ended June 30, 2013 and December 31, 2012.

	Six months ended	Year ended
	June 30, 2013	December 31, 2012
Balance at beginning of period	$677,011	$915,465
Proceeds from payments on mortgage loans on real estate, held for investment	(4,458)	(238,454)
Balance at end of period	$672,553	$677,011

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

     Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended June 30, 2013, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Equity securities, available for sale: Equity securities consist principally of common stock of publicly and privately traded companies and preferred stock of publicly traded companies. The fair values of publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values our preferred equity securities are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy.

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

     Investment-type contracts: The fair value for direct and assumed liabilities under investment-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach. Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and nonperformance risk of the liabilities. Liabilities under investment-type insurance contracts that are wholly ceded by Capital Reserve to a non-affiliated reinsurer are carried at cash surrender value which approximates fair value. The fair values for insurance contracts other than investment-type contracts are not required to be disclosed. These liabilities are categorized as Level 3 in the fair value hierarchy.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

		Significant
	Quoted	Other	Significant
	in Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2013
Fixed maturities:
U.S. government obligations	$—	$2,731,508	$—	$2,731,508
States and political subdivisions —
general obligations	—	1,136,844	—	1,136,844
States and political subdivisions —
special revenue	—	1,775,084	—	1,775,084
Corporate	—	6,163,752	—	6,163,752
Total fixed maturities	—	11,807,188	—	11,807,188
Equity securities:
Common corporate stock	714,152	—	—	714,152
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	714,152	75,000	—	789,152
Total	$714,152	$11,882,188	$—	$12,596,340
December 31, 2012
Fixed maturities:
U.S. government obligations	$—	$2,216,725	$—	$2,216,725
States and political subdivisions —
general obligations	—	1,198,435	—	1,198,435
States and political subdivisions —
special revenue	—	1,724,153	—	1,724,153
Corporate	—	5,394,150	—	5,394,150
Total fixed maturities	—	10,533,463	—	10,533,463
Equity securities:
Common corporate stock	1,175,977	—	—	1,175,977
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	1,175,977	75,000	—	1,250,977
Total	$1,175,977	$10,608,463	$—	$11,784,440

     There were no transfers of financial instruments between Level 1 and Level 2 during the six months ended June 30, 2013 or 2012.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Fixed maturities	$11,807,188	$—	$11,807,188	$—	$11,807,188
Equity securities	789,152	714,152	75,000	—	789,152
Mortgage loans on real estate, held for
investment	672,553	—	—	684,686	684,686
Policy loans	294,874	—	—	294,874	294,874
Notes receivable	27,383	—	—	27,383	27,383
Short-term investments	1,175,630	1,175,630	—	—	1,175,630
Cash and cash equivalents	3,962,473	3,962,473	—	—	3,962,473
Liabilities:
Policyholder deposits
(Investment-type contracts)	13,786,718	—	—	14,084,667	14,084,667
Surplus Notes	550,000	—	—	686,841	686,841

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 6. Income Tax Matters

     Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Deferred tax assets:
Loss carryforwards	$6,393,152	$6,061,739
Capitalized costs	859,744	898,240
Unrealized losses on investments	225,998	28,181
Benefit reserves	1,218,753	1,157,055
Total deferred tax assets	8,697,647	8,145,215
Less valuation allowance	(6,794,657)	(6,208,648)
Total deferred tax assets, net of valuation allowance	1,902,990	1,936,567
Deferred tax liabilities:
Policy acquisition costs	1,068,248	1,018,676
Due premiums	234,253	278,842
Value of business acquired	299,589	327,949
Intangible assets	238,000	238,000
Property and equipment	62,900	73,100
Total deferred tax liabilities	1,902,990	1,936,567
Net deferred tax assets	$—	$—

     At June 30, 2013 and December 31, 2012, the Company recorded a valuation allowance of $6,794,657 and $6,208,648, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

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

     Loss carryforwards for tax purposes as of June 30, 2013, have expiration dates that range from 2024 through 2028.

     There was no income tax expense for the three or six months ended June 30, 2013 and 2012. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Computed expected income tax benefit	$(188,098)	$(257,457)	$(357,584)	$(499,524)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	7,495	27,957	16,547	33,066
Dividends received deduction	(284)	(528)	(4,470)	(1,774)
Noncontrolling interests	1,714	—	(53,139)	—
Other	47,643	15,083	10,454	33,247
	56,568	42,512	(30,608)	64,539
Tax benefit before valuation allowance	(131,530)	(214,945)	(388,192)	(434,985)
Change in valuation allowance	131,530	214,945	388,192	434,985
Net income tax expense	$—	$—	$—	$—

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 7. Reinsurance

     A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 is as follows:

	June 30, 2013	December 31, 2012
Balance sheets:
Benefit and claim reserves assumed	$2,808,368	$2,887,596
Benefit and claim reserves ceded	31,472,097	32,265,463

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Statements of comprehensive income:
Premiums assumed	$7,391	$8,699	$15,792	$19,978
Premiums ceded	92,068	118,554	177,435	220,437
Benefits assumed	12,299	21,767	31,566	51,280
Benefits ceded	133,429	173,384	380,733	400,843
Commissions assumed	7	16	17	35
Commissions ceded	1,628	3,322	4,431	7,137

     The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of June 30, 2013:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Security National Life Insurance Company	NR	$—	$102,454	$17,747,048	$80,809	$17,768,693
Optimum Re Insurance Company	A–	—	14,760	454,051	—	468,811
Sagicor Life Insurance Company	A–	—	373,041	13,079,090	217,538	13,234,593
			$490,255	$31,280,189	$298,347	$31,472,097

     Capital Reserve has a 100% coinsurance agreement with Security National whereby 100% of the business written by Capital Reserve is ceded to Security National. At June 30, 2013 and December 31, 2012, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Capital Reserve to Security National were $17,768,693 and $18,266,601, respectively. Capital Reserve remains contingently liable on this ceded reinsurance should Security National be unable to meet their obligations.

     During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At June 30, 2013 and December 31, 2012, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $13,234,593 and $13,530,051, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

     The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At June 30, 2013, the Company had over 98% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and Security National. Security National, who is not rated by A.M. Best, accounted for $17.8 million of reinsurance recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At June 30, 2013 and December 31, 2012, the Company determined no contingency reserve needed to be established.

Note 8. Deposit-Type Contracts

     The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for periods ended June 30, 2013 and December 31, 2012:

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
Beginning balance	$12,865,671	$11,933,276
Change in deposit-type contracts from
Great Plains Life acquisition	—	737,230
Change in deposit-type contracts assumed from Security National	(67,965)	(219,011)
Change in deposit-type contracts fully ceded by Capital Reserve	(362,153)	(958,644)
Deposits received	1,338,237	1,397,385
Investment earnings	107,927	96,225
Withdrawals, net	(94,999)	(120,790)
Ending balance	$13,786,718	$12,865,671

     Under the terms of American Life’s coinsurance agreement with Security National, American Life assumes certain deposit-type contract obligations, as shown in the table above. Additionally, Capital Reserve cedes 100% of its direct business to Security National. Accordingly, this amount is presented within the corresponding single line above. The remaining deposits, withdrawals and interest credited represent those for American Life’s direct business.

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

     The Company establishes an accrued liability for litigation and regulatory matters when the future event is probable and its impact can be reasonably estimated. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. There were no such liabilities accrued as of June 30, 2013 or December 31, 2012.

     Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed August 28, 2009 and amended on January 21, 2011 that expires on January 31, 2014. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expires on May 1, 2015. Great Plains Financial entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expires on April 30, 2014. Additionally, the Company is negotiating a new office lease that would commence on February 1, 2014. Rent expense for the three months ended June 30, 2013 and 2012 was $44,417 and $38,573, respectively. Rent expense for the six months ended June 30, 2013 and 2012 was $88,279 and $63,749, respectively. Future minimum payments for the remaining portion of 2013, 2014 and 2015 are $89,366, $39,518 and $6,000, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 10. Statutory Net Income and Surplus

     American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve and Great Plains Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri and South Dakota Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net income (loss) and statutory capital and surplus of American Life, Capital Reserve, and Great Plains Life for the six months ended June 30, 2013 and 2012 and for the periods ended June 30, 2013 and December 31, 2012.

	Statutory Capital and Surplus as of
	June 30, 2013	December 31, 2012
American Life	$2,016,160	$1,981,613
Capital Reserve	$1,342,355	$1,396,147
Great Plains Life	$2,047,901	$2,180,787

	Statutory Net Income (Loss) for the six months ended June 30,
	2013	2012
American Life	$3,225	$(669,650)
Capital Reserve	$(53,792)	$(40,300)
Great Plains Life	$(171,672)	$(198,158)

Note 11. Surplus Notes

     The following table provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of June 30, 2013:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
First American Capital Corporation	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

     Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of June 30, 2013, the Company has accrued $148,077 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. During the first quarter of 2013, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On January 4, 2013, the Company paid down $100,000 of principal and approximately $7,000 of accrued interest.

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

     As a result of the increased ownership of Great Plains Financial, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Great Plains Financial. There was no effect of the change in accounting method for the three or six months ended June 30, 2013, as the Company began consolidating Great Plains Financial during the fourth quarter of 2012. The Company’s consolidated financial statements have been restated to present its equity method investment in Great Plains Financial as of the earliest period presented. For the effect of retroactive application of the equity method, equity securities available for sale, accumulated deficit, and accumulated other comprehensive loss were decreased by $246,413, $214,715, and $31,698, respectively, for the year ended December 31, 2011. Equity securities available for sale and accumulated deficit were decreased by $21,502 and $57,391, respectively, and accumulated other comprehensive loss was increased by $35,889 for the year ended December 31, 2010. Therefore, equity securities available for sale and accumulated deficit were decreased by a total of $267,915 and $272,106, respectively, and accumulated other comprehensive loss was increased by a total of $4,191 as of the beginning of fiscal year 2012 for the effect of the retroactive application of the equity method.

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

     During the second quarter of 2012, the Company obtained significant influence over First Wyoming Capital Corporation (First Wyoming) by filling First Wyoming’s top executive management positions and a majority of its board of director seats with employees and directors of the Company. Our total ownership in First Wyoming is 946,500 shares. Our aggregate ownership percentage was approximately 22.65% as of June 30, 2013.

     As a result of obtaining significant influence of First Wyoming, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of First Wyoming. The effect of the change in accounting method for the three and six months ended June 30, 2013, was to increase loss before provision for income taxes and net loss by $23,531 and decrease loss before provision for income taxes and net loss $29,877, respectively, ($0.00 and $0.00, respectively, per diluted share) and to increase unrealized losses by $48,370 and $84,630, respectively. The Company’s consolidated financial statements have been restated to present its equity method investment in First Wyoming as of the earliest period presented. For the effect of retroactive application of the equity method, equity securities available for sale and accumulated deficit were increased by $285,787 and $297,543, respectively, and accumulated other comprehensive loss was decreased by $11,756 for the year ended December 31, 2011. Equity securities available for sale and accumulated deficit were each increased by $110,333 for the year ended December 31, 2010. Therefore, equity securities available for sale and accumulated deficit were increased by $396,120 and $407,876, respectively, and accumulated other comprehensive loss was decreased by a total of $11,756 as of the beginning of fiscal year 2012 for the effect of the retroactive application of the equity method.

Note 14. Related Party Transactions

     American Life had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and American Life, specifies that the corporation, a licensed insurance agency, shall receive an override commission on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. Total payments made by American Life during the three months ended June 30, 2013 and 2012 were $7,527 and $1,685, respectively. Total payments made by American Life during the six months ended June 30, 2013 and 2012 were $14,372 and $28,298, respectively. This agreement was terminated in October 2011; however override payments are still being made for renewal business.

     The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended June 30, 2013 and 2012 amounted to $61,321 and $12,796, respectively. Fees earned during the six months ended June 30, 2013 and 2012 amounted to $98,008 and $12,796, respectively.

     Hot Dot has advanced funds to Midwest for future third party administration services and future expenses paid by Midwest on behalf of Hot Dot. As of June 30, 2013, Midwest has an outstanding payable of $521,472 to Hot Dot relating to these advances.

Note 15. Subsequent Events

     All of the effects of subsequent events that provide additional evidence about conditions that existed at June 30, 2013, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

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

     On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. For the three months ended June 30, 2013 and 2012, American Life generated approximately $724,000 and $1.06 million in premium revenue, respectively, when combined with the operating results of Old Reliance Insurance Company (Old Reliance), a company acquired by American Life in August 2011 as described later in this document. For the six months ended June 30, 2013 and 2012, American Life generated approximately $1.52 million and $2.15 million in premium revenue, respectively, when combined with the operating results of Old Reliance.

     On June 20, 2010, American Life acquired Capital Reserve in exchange for a cash payment of approximately $1.9 million. This transaction added approximately a like amount of assets to American Life. Further, with the insurance charters acquired from Capital Reserve, we obtained access to additional markets in Missouri and Kansas. Capital and surplus of Capital Reserve as of June 30, 2013 and December 31, 2012 was $1,342,355 and $1,396,147, respectively. Capital Reserve generated a $27,365 and $22,806 net loss for the three months ended June 30, 2013 and 2012, respectively. Capital Reserve generated a $53,792 and $40,300 net loss for the six months ended June 30, 2013 and 2012, respectively.

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

     The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $13.2 million through June 30, 2013. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

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

     On February 20, 2013, the Company commenced a private placement offering under Regulation D of the Securities Act of 1933. The Company is offering a maximum amount of $10,000,000. Sales of common shares are made in Units, with each Unit consisting of fifty shares of common stock and one detachable warrant to purchase ten shares of common stock at an exercise price of $6.50 per share exercisable through December 31, 2016. The Company has sold a total of 30,100 shares for total proceeds of $180,600 through June 30, 2013. The Company has accounted for the fair value of the warrants of $1,204 as an increase to additional paid-in capital. We estimated the fair value of these warrants at the respective balance sheet dates using the Black-Scholes option valuation model, based on the estimated market value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates and expected dividends on and expected volatility of the price of the underlying common stock. These estimates, especially the market value of the underlying common stock and the expected volatility, were highly subjective.

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

Valuation of Investments

     The Company’s principal investments are in fixed maturity and equity securities. Fixed maturity and equity securities, which are classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in other comprehensive income (loss). The Company utilizes external independent third-party pricing services to assist management in the determination its fair values on investment securities available for sale. The Company has routines, processes, and controls in place to review prices received from service providers for reasonableness and unusual fluctuations. In the event that a price is not available from a third-party pricing service, the Company pursues external pricing from brokers. Generally, the Company pursues and utilizes only one broker quote per security. In doing so, the Company solicits only brokers which have previously demonstrated knowledge and experience of the subject security.

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

Consolidated Results of Operations

     Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three and six months ended June 30, 2013 and 2012 are summarized in the table below.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income:
Premiums	$1,089,193	$1,061,577	$2,204,953	$2,152,378
Investment income, net of expenses	94,495	63,051	300,307	155,569
Net realized gains on investments	33,591	12,282	92,164	26,096
Miscellaneous income	61,321	12,796	98,008	16,796
	$1,278,600	$1,149,706	$2,695,432	$2,350,839

     Premium revenue: Premium revenue in the three months ended June 30, 2013 was $1,089,193 compared to $1,061,577 in the three months ended June 30, 2012. Premium revenue in the six months ended June 30, 2013 was $2,204,953 compared to $2,152,378 in the six months ended June 30, 2012. The increase in premium revenue is primarily attributable to the acquisition of Great Plains Financial. All of the payments received for first year premiums are traditional life insurance premiums and are recognized as earned when due. In subsequent years, 50% of the payments received are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits. The change in distribution contributes to an apparent lower level of persistency than that actually experienced. Were annuities included, premium income would have been $1,716,387 and $1,326,586, in the three months ended June 30, 2013 and 2012, respectively, and $3,543,190 and $2,691,361, in the six months ended June 30, 2013 and 2012, respectively. Management is pursuing the development of a new ordinary life product, which it expects to release during the fourth quarter of 2013.

     Investment income, net of expenses: The components of net investment income for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Fixed maturities	$93,840	$99,496	$189,096	$213,904
Equity securities	1,194	754	18,780	2,534
Cash and short-term investments	3,156	—	7,407	—
Equity in the net (loss) income of unconsolidated subsidiaries	(14,586)	(60,198)	61,557	(120,395)
Other	24,015	34,196	48,497	81,315
	107,619	74,248	325,337	177,358
Less: investment expenses	(13,124)	(11,197)	(25,030)	(21,789)
	$94,495	$63,051	$300,307	$155,569

     Investment income, net of expenses was $94,495 in the three months ended June 30, 2013 compared to $63,051 in the three months ended June 30, 2012. Investment income, net of expenses was $300,307 in the six months ended June 30, 2013 compared to $155,569 in the six months ended June 30, 2012. The increase for the three and six months ended June 30, 2013 is primarily due higher gains on equity method investments in the periods presented. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above. A majority of the Company’s “Other” investment income results from assets such as real estate, mortgage loans, and policy loans.

     Net realized gains on investments: Net realized gains on investments in the three months ended June 30, 2013 was $33,591 compared to $12,282 in the three months ended June 30, 2012. Net realized gains on investments in the six months ended June 30, 2013 was $92,164 compared to $26,096 in the six months ended June 30, 2012. The Company sold these securities to reposition its available for sale portfolio to take advantage of favorable interest rate positions.

     Miscellaneous income: Miscellaneous income in the three months ended June 30, 2013 was $61,321 compared to $12,796 in the three months ended June 30, 2012. Miscellaneous income in the six months ended June 30, 2013 was $98,008 compared to $16,796 in the six months ended June 30, 2012. The increase in miscellaneous income is attributable to third-party administration fee income earned in 2013.

     Expenses for the three and six months ended June 30, 2013 and 2012 are summarized in the table below.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Expenses:
Death and other benefits	$150,089	$179,691	$317,188	$419,518
Increase in benefit reserves	332,835	455,446	694,394	782,962
Amortization of deferred acquisition costs	254,014	365,305	452,236	290,493
Salaries and benefits	477,028	733,256	1,075,553	1,455,617
Other operating expenses	677,622	519,981	1,344,888	1,618,987
	$1,891,588	$2,253,679	$3,884,259	$4,567,577

     Death and other benefits: Death and other policy benefits were $150,089 in the three months ended June 30, 2013 compared to $179,691 in the three months ended June 30, 2012. Death and other policy benefits were $317,188 in the six months ended June 30, 2013 compared to $419,518 in the six months ended June 30, 2012. The decrease in death and other policy benefits for the three and six months ended June 30, 2013 is primarily attributable to a reduction of claims paid on Old Reliance policies. Death benefits for American Life and Great Plains were nominal in 2013 and 2012.

     Increase in benefit reserves: The increase in benefit reserves was $332,835 in the three months ended June 30, 2013 compared to $455,446 in the three months ended June 30, 2012. The increase in benefit reserves was $694,394 in the six months ended June 30, 2013 compared to $782,962 in the six months ended June 30, 2012. The increase in benefit reserves declined for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to a decline in new business written.

     Amortization of deferred acquisition costs: Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized and amortized over the life of the premiums produced. The amortization of such costs was $254,014 in the three months ended June 30, 2013, compared to $365,305 in the three months ended June 30, 2012. The decrease in amortization for the three months ended June 30, 2013 results from a decline in new business. The amortization of such costs was $452,236 in the six months ended June 30, 2013, compared to $290,493 in the six months ended June 30, 2012. The increase in amortization for the six months ended June 30, 2013 results from the Company recording a one-time adjustment related to our estimated amortization period for recognizing deferred acquisition costs creating a negative amortization amount during the first quarter of 2012.

     Salaries and benefits: Salaries and benefits were $477,028 in the three months ended June 30, 2013 compared to $733,256 in the three months ended June 30, 2012. Salaries and benefits were $1,075,553 in the six months ended June 30, 2013 compared to $1,455,617 in the six months ended June 30, 2012. This decrease in payroll for the three and six months ending June 30, 2013 compared to the same period in 2012 results from primarily from the deconsolidation of Hot Dot, which accounted for approximately $400,000 and $738,000 of payroll expenses during the three and six months ended June 30, 2012, respectively, offset by the consolidation of Great Plains Financial, which increased payroll expenses by approximately $90,000 and $190,000 during the three and six months ended June 30, 2013, respectively. Additional payroll expense incurred during the three and six months ended June 30, 2013 resulted from additional employees hired for the Company’s private placement offering.

     Other expenses: Other expenses (general administrative expenses, licenses and fees, and other expenses) were $677,622 in the three months ended June 30, 2013 compared to $519,981 in the three months ended June 30, 2012. Other expenses were $1,344,888 in the six months ended June 30, 2013 compared to $1,618,987 in the six months ended June 30, 2012. The Company’s other operating expenses increased during the three months ended June 30, 2013 increased compared to the same period in 2012 due to other expenses incurred by Great Plains of approximately $166,000 which were not incurred during 2012, offset by expenses incurred by Hot Dot of approximately $72,000 which were not incurred during 2013. The Company’s other operating expenses during the six months ended June 30, 2013 decreased compared to the same period in 2012 as the Company incurred legal and consulting non-recurring expenses of approximately $274,000 related to its Form 10 filing as it became a public company during the first quarter of 2012.

     Net Loss: Net loss was ($612,988) for the three months ended June 30, 2013, compared to a net loss of ($1,103,973) for the three months ended June 30, 2012. Net loss was ($1,188,827) for the six months ended June 30, 2013, compared to a net loss of ($2,216,738) for the six months ended June 30, 2012. The decrease in net loss was primarily attributable to an overall increase in recurring revenues described above and an overall decrease in expenses. Additionally, a portion of expenses related to consolidated subsidiaries that are not wholly owned by Midwest. As such, a share of the net loss is attributable to other noncontrolling owners, as described below.

     Loss attributable to noncontrolling interests: Midwest owns approximately 60% of the capital stock of Security Capital, approximately 24.7% of the capital stock of Hot Dot on the deconsolidation date of September 12, 2012, and approximately 25.74% of Great Plains Financial. Security Capital is consolidated on Midwest’s financial statements, Hot Dot was consolidated on Midwest’s financial statements through September 12, 2012 prior to being deconsolidated, and Great Plains Financial was consolidated on Midwest’s financial statements beginning on October 1, 2012. The loss attributable to noncontrolling interests on Midwest’s financial statements for the three and six months ended June 30, 2013 represents the net loss of Great Plains Financial to the other, noncontrolling shareholders of Great Plains Financial. The loss attributable to noncontrolling interests on Midwest’s financial statements for the three and six months ended June 30, 2012 represents the allocation of pro rata portions of the net loss of Hot Dot to the other, noncontrolling shareholders. Security Capital has not had any income or expense for the past two years. The loss attributable to noncontrolling interests was ($59,756) for the three months ended June 30, 2013, compared to ($346,746) for the three months ended June 30, 2012. The loss attributable to noncontrolling interests was ($137,108) for the six months ended June 30, 2013, compared to ($747,551) for the six months ended June 30, 2012. The decrease in loss attributable to noncontrolling interests reflects a decreased net loss incurred by Great Plains compared to the net loss incurred by Hot Dot in the periods presented. Both Security Capital and Hot Dot are development stage enterprises that have not generated significant income to offset their expenses.

     Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($553,232) for the three months ended June 30, 2013 compared to a net loss of ($757,277) for the three months ended June 30, 2012. Net loss attributable to Midwest Holding Inc. was ($1,051,719) for the six months ended June 30, 2013 compared to a net loss of ($1,469,187) for the six months ended June 30, 2012. The decrease in the net loss attributable to Midwest Holding Inc. for the three months ended June 30, 2013 compared to same period in 2012 was attributable to many small changes, the largest of which were Hot Dot losses attributable to Midwest that amounted to approximately $90,000 during the three months ending June 30, 2012. Hot Dot was not consolidated during the three months ended June 30, 2013. The decrease in the net loss attributable to Midwest Holding Inc. for the six months ended June 30, 2013 compared to same period in 2012 was primarily attributable to an increase in net investment income attributable to Midwest Holding Inc. of $111,181 primarily resulting from gains on equity method investments. Additionally, during the six months ended June 30, 2012, the Company paid legal and consulting expenses of approximately $274,000 related to its Form 10 filing as it became a public company. We expect our losses to continue in the future as we incur costs to grow our life insurance business.

Investments

     The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Fixed maturity securities:
U.S. government obligations	$2,731,508	12.2%	$2,216,725	10.1%
States and political subdivisions — general
obligations	1,136,844	5.1	1,198,435	5.4
States and political subdivisions — special revenue	1,775,084	7.9	1,724,153	7.9
Corporate	6,163,752	27.5	5,394,150	24.5
Total fixed maturity securities	11,807,188	52.7	10,533,463	47.9
Equity securities:
Common corporate stock	714,152	3.2	1,175,977	5.3
Preferred corporate stock	75,000	0.3	75,000	0.3
Total equity securities	789,152	3.5	1,250,977	5.6
Cash and cash equivalents	3,962,473	17.7	4,346,555	19.8
Equity method investments	1,864,123	8.3	1,887,196	8.6
Equity securities, at cost	1,258,938	5.7	1,267,938	5.8
Short-term investments	1,175,630	5.2	1,171,280	5.3
Other investments:
Mortgage loans on real estate, held for investment	672,553	3.0	677,011	3.1
Real estate, held for investment	559,869	2.5	565,889	2.6
Policy loans	294,874	1.3	274,664	1.2
Notes receivable	27,383	0.1	27,383	0.1
Total	$22,412,183	100%	$22,002,356	100%

     Increases in fixed maturity securities primarily result from additional purchases made by American Life and Great Plains Life during the first and second quarters of 2013.

     Decreases in equity securities result from the sale of a mutual fund by Great Plains Financial during the first quarter of 2013.

     The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
AAA and U.S. Government	$2,827,519	23.9%	$2,320,825	22.0%
AA	1,921,863	16.3	1,934,358	18.4
A	4,951,722	41.9	3,514,312	33.4
BBB	2,014,733	17.1	2,569,921	24.4
Total investment grade	11,715,837	99.2	10,339,416	98.2
BB and other	91,351	0.8	194,047	1.8
Total	$11,807,188	100%	$10,533,463	100%

     Reflecting the high quality of securities maintained by the Company, 99.2% and 98.2% of all fixed maturity securities were investment grade as of June 30, 2013 and December 31, 2012, respectively. Due to the low interest rate environment, the Company has invested in bonds with “BBB” ratings or greater. Recently, as opportunities present themselves, lower-rated bonds have been disposed of and replaced with more-highly rated instruments.

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

Equity Risk

     Equity risk is the risk that the Company will incur economic losses due to adverse fluctuations in a particular stock. As of June 30, 2013 and December 31, 2012, the fair value of our available for sale equity securities was $789,152 and $1,250,977, respectively. As of June 30, 2013 a 10% decline in the value of the available for sale equity securities would result in an unrealized loss of $78,915 as compared to an estimated unrealized loss of $125,098 as of December 31, 2012. The selection of a 10% unfavorable change in the equity markets should not be construed as a prediction by the Company of future market events, but rather as an illustration of the potential impact of such an event. A majority of the Company’s investment in equity securities are comprised of investments in affiliates and mutual funds. Additionally, our investments in affiliates constitute high-risk investments in developing businesses that have incurred significant losses and have not achieved profitability. There is no assurance as to the actual amount of financial return, if any, which may result from ownership of these securities. The entire value of these securities may be lost.

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

     Net cash provided by operating activities was $182,494 for the six months ended June 30, 2013. The primary sources of cash from operating activities were from premium receipts, collection amounts due from reinsurers and net investment income. The primary uses of cash from operating activities were from payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $1,405,461 for the six months ended June 30, 2013. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was the Company’s investments in available for sale securities and the purchase of property and equipment. Net cash provided by financing activities was $838,885 for the six months ended June 30, 2013. The primary sources of cash were receipts on deposit type contracts. These were offset by payments made by the Company on its surplus notes and repurchases of common stock.

     At June 30, 2013, the Company had cash and cash equivalents totaling $3,962,473. The Company believes that its existing cash and cash equivalents along with proceeds raised by the ongoing Regulation D offering will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of our insurance subsidiaries is uncertain and will require additional capital if they continue to grow.

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

     There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

				Total Number of
	Total Number of	Price Paid Per	Total	Warrants Sold
	Shares Sold	Share	Consideration	(In Shares)
February 20 – February 28, 2013	—	$6.00	$—	—
March 1 – March 31, 2013	2,850	6.00	17,100	570
April 1 – April 30, 2013	15,750	6.00	94,500	3,150
May 1 – May 31, 2013	11,250	6.00	67,500	2,250
June 1 – June 30, 2013	250	6.00	1,500	50
Total	30,100	$6.00	$180,600	6,020

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

Dated: August 13, 2013

MIDWEST HOLDING INC.

By:	/s/ MARK A. OLIVER
Name:	Mark A. Oliver
Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

By:	/s/ MICHAEL T. MASON
Name:	Michael T. Mason
Title:	Vice President and Controller
(Principal Accounting Officer)