Form 10-K
period 2013-12-31
MIDWEST HOLDING INC.
filed 2014-03-31
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-10685

Midwest Holding Inc.
(Exact name of registrant as specified in its charter)

Nebraska	20-0362426
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2900 S. 70th, Suite 400, Lincoln, NE	68506
(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 1, 2014, there were 9,120,239 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed for its 2014 Annual Meeting of Shareholders, scheduled to be held, are incorporated by reference into Part III of this Form 10-K.

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

General Information

     Midwest Holding Inc., a Nebraska corporation, (we, us, our, Midwest, the Company or the Registrant) was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. (American Life). Capital Reserve Life Insurance Company of Jefferson City, Missouri (Capital Reserve) is a dormant, wholly owned subsidiary of American Life. Security Capital Corporation (Security Capital) is a 60% owned subsidiary of Midwest. Great Plains Financial Corporation (Great Plains Financial) is a 25.7% owned subsidiary of Midwest. As a result of our CEO, Mark Oliver, and our Chairman, Rick Meyer, being named CEO and Chairman, respectively, of Great Plains Financial and our ability to significantly influence the operations of Great Plains Financial, the company began consolidating Great Plains Financial on October 1, 2012. Additionally, pursuant to South Dakota law, Great Plains Financial common stock has cumulative voting in connection with the election of Directors which allows the company to exert significantly more influence than its ownership percentage would normally allow. Great Plains Life Assurance Company (Great Plains Life) is a wholly owned subsidiary of Great Plains Financial. The principal executive offices for the companies are at 2900 S. 70th Street, Suite 400, Lincoln, NE 68506. The phone number for the companies is (402) 489-8266.

Development of the Business

From our inception, we have raised approximately $17.5 million through sales of shares of voting common stock in several private placements and an intrastate public offering in the State of Nebraska. Each of these sales of stock was intended to provide capital for our financial services operations.

The Company was a development stage company until American Life commenced its insurance operations in 2009. We have incurred significant net losses since inception totaling approximately $17.7 million through December 31, 2013. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. For the years ended December 31, 2013 and 2012, American Life generated approximately $3.0 million and $4.0 million in premium revenue, respectively, when combined with the operating results of Old Reliance Insurance Company, a company acquired by American Life in August 2011 as described later in this document.

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

On July 12, 2010, in order to provide additional capital to support our continued growth, we commenced an offering of up to 2,000,000 additional shares of voting common stock to existing shareholders who were residents of the State of Nebraska. This offering was completed on February 28, 2011, and a total of 1,554,326 additional shares of voting common stock were sold. The gross proceeds of this sale, after expenses, were approximately $7.7 million. These proceeds were used to fund the acquisition of Old Reliance Insurance Company (Old Reliance) as described below, and to further capitalize our insurance operations, for working capital and for general corporate purposes.

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

During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial. As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Life. At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of Great Plains in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s ability to significantly influence the operations of Great Plains Financial, the Company began consolidating Great Plains Financial during the fourth quarter of 2012. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains Financial to 25.7% as of December 31, 2013.

In 2013, we completed a private placement of our voting common stock, selling units consisting of 50 shares of common stock and one detachable warrant to purchase 10 shares of common stock at an exercise price of $6.50 per share exercisable through December 31, 2016 for gross proceeds of $353,700.

We have entered into Exchange Agreements with Great Plains and Security Capital in order to acquire the outstanding shares of each company held by their stockholders (other than those shares already held by us.) Under the Exchange Agreement with Great Plains, the Great Plains shareholders will receive approximately 1.298 shares of Midwest voting common stock for each share of Great Plains common stock held by the shareholders. Fractional shares will be rounded up to the nearest whole share of Midwest voting common stock. Shareholders who perfect dissenters’ rights under South Dakota law will receive cash in lieu of Midwest voting common stock.

Under the Exchange Agreement with Security Capital, the Security Capital shareholders will receive approximately 0.162 shares of Midwest voting common stock for each share of Security Capital common stock held by the shareholders. Fractional shares will be rounded up to the nearest whole share of Midwest voting common stock.

Shareholders who perfect dissenters’ rights under applicable state law will receive cash in lieu of Midwest voting common stock.

The Exchange Agreements require the approval of the shareholders of both Great Plains and Security Capital. We have filed a Registration Statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission (SEC) pursuant to which we are registering 4,120,261 shares of our voting common stock, which we believe is the maximum number of our shares that will be issuable in connection with both Exchange Agreements assuming the Great Plains and Security Capital shareholders approve the agreements. The Registration Statement also contains proxy statement materials which solicit the approval of the shareholders of Great Plains and Security Capital. The SEC has not yet declared the Registration Statement effective as of the filing date of this Report, and we intend to update it after the filing of this Report and submit to the SEC an amended Registration Statement.

In addition to the SEC declaring the Registration Statement effective and to shareholder approval, each Exchange Agreement contains numerous conditions precedent and representations and warranties that must be satisfied (or waived) in order for the stock exchange and related transactions to close. We cannot provide any assurance that the exchange of shares or other transactions contemplated by either Exchange Agreement will be consummated.

You may read a copy of the Registration Statement we have filed with the SEC, which contains copies of the Exchange Agreements and other related documents, at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website (http://www.sec.gov) that contains an electronic copy of the Registration Statement. You may also obtain a copy of the Registration Statement, free of charge, by going to the Investor section of Midwest’s website (www.midwestholding.com) or by written or oral request to Mark A. Oliver at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506, telephone: (402) 489-8266. Information contained in the Registration Statement or on Midwest’s website or that can be accessed through Midwest's website does not constitute a part of this Report. Midwest has included its website address as an inactive textual reference only. Information contained on Midwest’s website is not incorporated by reference into this Report, and you should not consider information contained Midwest’s website to be part of this Report or any amendment thereto.

Life Insurance

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

American Life underwrites and markets life insurance products within the State of Nebraska, but is licensed in fourteen states. American Life is required to comply with the insurance laws of its state of domicile, Arizona. Management is evaluating the pros and cons of domesticating American Life in Nebraska; however no decision has been made as of the current date. Great Plains Life underwrites and markets life insurance products within the State of South Dakota and is domiciled in that state. Over time, we may apply with other state insurance departments in order to obtain certificates of authority to market life insurance products in those states.

Additionally, because of management's significant experience in the international market, we intend to pursue the international market for U.S. dollar denominated ordinary life policies. Management has negotiated a marketing agreement with a foreign based general agency to offer U.S. dollar denominated ordinary life products available to select foreign nationals, beginning with the countries of Argentina and Bolivia. This product, the “Gold Standard,” is specifically designed for the international market and contains numerous benefit limitations for causes of death not anticipated in normal underwriting. Management expects the average premium of such policies to be $3,000 to $4,000 and the average face amount less than $150,000. All premium and benefits are to be paid in U.S. dollars drawn on U.S. banks.

Due to limitations on the expatriation of U.S. dollars imposed by several South American governments over the past year, our entry into these markets has been slowed. Management remains confident that the Company can effectively market its products in the future.

Some of the agents who were engaged by us to sell shares of voting common stock in the 2007-09 intrastate public offering were cross-trained by American Life to act as agents for its insurance business. The recruiting, training and hiring of captive agents (agents who sell only American Life and Great Plains Life’s products) will be a continuous process for American Life and Great Plains Life.

Type of Policies

American Life sells three insurance products, the “American Accumulator”, which is a multi-benefit life insurance policy that combines cash value life insurance with a tax deferred annuity, the “Future Cornhusker Plan”, which is a single premium term life product offered for children aged three months to 15 years, and the “Gold Standard” described above. The Future Cornhusker is available in annual premium amounts of $125 or $250 and carries an initial face amount of $5,000 or $10,000. The American Accumulator is sold in annual premium units of $2,000. The average annual premium is approximately $2,000 with an average face amount of $66,000. Premiums may be higher based upon the age and health of the insured. Great Plains Life sells a product similar to the “American Accumulator” called the “Great Plains Life Accumulator.”

It is anticipated that, over time, American Life and Great Plains Life will market other traditional life insurance products such as limited pay whole life, term and decreasing term life and single and flexible premium annuities. The potential profitability of any product, including the cost involved to market and administer it, will be a significant factor in the decision to offer that product. Currently, the Company’s consulting actuary is working with management to design these products. Management expects to introduce a limited pay whole life and term product during the second quarter of 2014.

Product Pricing

The current products offered for sale in the U.S. have been approved by the appropriate insurance regulatory authorities and incorporate the following features:

  Provide a competitively priced product to the insurance consumer;
  Provide sufficient gross margins based upon achieving projected levels of volume to allow the insurance subsidiary to achieve operating profits comparable to the life insurance industry as a whole; and
  Provide sufficient first year and renewal commission structures necessary to attract and retain career-oriented insurance agents.

All products will be developed by using the services of an independent qualified consulting actuary, currently Miller and Newberg of Kansas City, Missouri. In addition to product development, Miller and Newberg serves as American Life and Great Plains Life’s Valuation Actuary.

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

American Life and Great Plains Life have established similar underwriting guidelines consistent with their products’ pricing structure. The companies utilize information from the application and, in some cases, telephone interviews with applicants, inspection reports, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage or rejected. In addition to an applicant’s medical history, the companies also consider other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk has been examined and approved by our underwriters. The companies’ consulting actuary assists the insurance subsidiaries in establishing their underwriting standards. American Life and Great Plains Life’s underwriting is performed by its third party administrator, Midwest.

Marketing

New agents are recruited through referrals from shareholders, newspaper advertisements, and solicitation through the use of on-line job sites. Each potential candidate must go through a three interview process. If hired to sell insurance, the candidate must complete a 40 hour training course conducted by a third party as well as pass the respective state examination. Once licensed, they must complete a week long product and sales training class. Following course completion, they will have a training week where their manager will work side by side by conducting sales meetings with them. The average turnover rate of our agents since we began writing business is approximately 20% per year.

The products developed by American Life and Great Plains Life have been marketed initially by those agents cross-trained to market insurance products after selling shares of stock in our intrastate offerings. When agents were recruited to sell stock in connection with our earlier intrastate public offerings, they were required to complete a similar company training program and compliance course. They also were required to be licensed by the Nebraska and South Dakota Department of Banking & Finance, Securities Bureau, under applicable securities laws and were required to spend time in the field with their managers prior to engaging in any sales activity on their own. During the period in which our intrastate offerings were on-going, the average turnover rate of our agents was approximately 10% per year.

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

The insurance products are marketed using a personal, face-to-face marketing concept. Our insurance agents use our shareholder base and their referrals as potential clients for our life insurance products.

American Life also intends to pursue the U.S. Dollar-denominated life insurance market in Latin America. The products that will be offered are ordinary whole life that are designed specifically for that market. Due to limitations on the expatriation of U.S. dollars imposed by several South American governments over the past year, our entry into these markets has been slowed. Management remains confident that the Company can effectively market its products in the future.

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

Operating Results

There are certain factors unique to the life insurance business which may have an adverse effect on the operating results of American Life and Great Plains Life. One such factor is that the cost of putting a new policy in force is usually greater than the first year’s policy premium, and, accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves often have an adverse effect on operating results. American Life and Great Plains Life, as is common among new life insurance companies, probably will continue to operate at a loss for a number of years because of the substantial costs of writing new life insurance. The aggregate cost of writing new life insurance includes such significant, nonrecurring items as first year commissions, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established. For the American Accumulator and Great Plains Life Accumulator products, the costs to cover expenses and the policyholder liability that must be set up at policy issuance exceed the first year premium by approximately 39%, while there is no excess of costs to cover expenses and the policyholder liability for the Future Cornhusker product. However, in accordance with accounting principles generally accepted in the United States of America (GAAP), incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced.

Our operating results are reported in accordance with accounting principles generally accepted in the United States of America (GAAP) for stock life companies; although the Company’s life insurance subsidiaries will also prepare financial statements in accordance with accounting practices prescribed or permitted by their respective states of domicile (statutory basis of accounting) for the purpose of reporting to insurance regulatory authorities. The statutory basis of accounting has many differences to GAAP. For example, the incremental direct costs for acquiring new business, which are capitalized under GAAP as explained in the preceding paragraph, are expensed immediately under the statutory basis of accounting. In addition, under the GAAP method of reporting, assumptions used in calculating reserves are less conservative than those used under the statutory basis, thereby further reducing adverse effects on operating results.

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

The Company commenced its TPA services in 2012 by first offering the services to its wholly-owned subsidiary and other consolidated entities. Later, the Company expanded its services to other non-consolidated entities as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources.

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

Reinsurance

American Life, Capital Reserve, and Great Plains Life reinsure with other companies (reinsurers) portions of the life insurance risks they underwrite and occasionally will reinsure portions of life insurance risks underwritten by other (ceding) companies. The primary purpose of reinsurance is to allow a company to reduce the amount of its risk on any particular policy by transferring a portion of the risk to the reinsurers. However, American Life, Capital Reserve, and Great Plains Life remain contingently liable for the risk in the event the reinsurers are not able to meet their obligations under the reinsurance agreements. Further, when life insurance risks are ceded to another insurer, the ceding company must pay a reinsurance premium to the reinsurance company as consideration for the risk being transferred. The payment of this reinsurance premium to the reinsurer represents a reduction of the premium income received by American Life, Capital Reserve, or Great Plains Life. This reduction in premium income has a direct impact on the profitability of the ceding company (American Life, Capital Reserve, and Great Plains Life).

The average face amount of all of our life insurance policies in force is approximately $33,000, with the American Accumulator averaging $66,000, Future Cornhusker averaging $9,000, and the policies acquired through Old Reliance averaging $9,000. With respect to the American Accumulator and Future Cornhusker policies, the Company retains $40,000 to $55,000 of risk on any one life. As of December 31, 2013, approximately 56% of the gross outstanding life insurance policies in force are reinsured with third parties. The Company cedes approximately $1.29 of premium per year for each $1,000 of gross life insurance in force. All accidental death benefits are reinsured. With respect to the policies acquired through Old Reliance, the Company retains $25,000 of risk on any one life.

Reserves

American Life, Capital Reserve, and Great Plains Life establish as liabilities actuarially computed reserves to meet the obligations on the policies they write, in accordance with the insurance laws and the regulations of the applicable state insurance regulators, for statutory accounting and GAAP for financial reporting to shareholders. Reserves, whether calculated under statutory accounting practices prescribed by various state insurance regulators or GAAP, do not represent an exact calculation of exposure, but instead represent our best estimates based on the relevant basis of accounting, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued and are applied against policy in force amounts.

Competition

The life insurance industry is fiercely competitive. Many of the life insurance companies authorized to do business in states that we conduct business in are well-established companies with fine reputations, offering a broader line of insurance products, having larger selling organizations, and possessing greater financial resources than the Company and its subsidiaries. Our insurance subsidiaries are not rated by industry analysts at the present time and likely will not be rated for the foreseeable future. This will have a negative impact on the companies’ ability to compete with rated insurance companies. There is also considerable competition among insurance companies in obtaining qualified sales agents, which might require our insurance subsidiaries to pay higher commissions to attract such agents.

Possible Acquisition of Other Companies

Subject to the regulation and supervision of the Arizona Department of Insurance and other regulators, we may acquire one or more life insurance or insurance-related companies in the future. Our acquisition strategy, should this avenue be pursued, will be to identify one or more established insurance companies which have developed viable marketing networks for their products and which are or could be managed from our Lincoln, Nebraska administrative office. In selecting target insurance companies which constitute suitable acquisition candidates, we will consider factors such as, but not limited to, the target company’s financial statements and operating history (including surplus adequacy and underwriting standards); the price and features of insurance products sold and the markets serviced; the competency and loyalty of its agents; certain income tax considerations; and the purchase price.

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

On November 25, 2013, the Company entered into a Plan and Agreement of Exchange (the “Exchange Agreement”) with Great Plains Financial and Security Capital whereby the shareholders of Great Plains Financial and Security Capital will receive shares of Midwest voting common stock equal to an agreed upon value of shares currently owned in each respective company. If the Exchange Agreement is approved by the shareholders of each of Great Plains and Security Capital, Great Plains and Security Capital will become wholly owned subsidiaries of Midwest. Approval is expected in the second quarter of 2014.

Prior Acquisitions and Investments

From 2009 to 2012, we acquired 896,500 shares of capital stock of First Wyoming Capital Corporation (First Wyoming), a Wyoming corporation, for an aggregate investment of $763,650. First Wyoming’s insurance subsidiary received its Certificate of Authority to operate in Wyoming on July 1, 2011. As of December 31, 2013, our ownership constituted approximately 22.7% of the issued and outstanding capital stock of First Wyoming. The Company currently records its investment in First Wyoming utilizing the equity method of accounting.

In April 2010, we acquired 340,000 shares of capital stock of Rocky Mountain Capital Corporation (Rocky Mountain), a Colorado corporation, for $0.10 per share for an aggregate investment of $34,000. As of December 31, 2013, our ownership constituted approximately 10.4% of the issued and outstanding capital stock of Rocky Mountain. Rocky Mountain is a development stage company that has not conducted operations apart from raising capital. The Company currently records its investment in Rocky Mountain utilizing the cost method of accounting.

In April 2010, we acquired 600,000 shares of non-voting capital stock of Northstar Financial Corp. (Northstar), a Minnesota corporation, for $0.10 per share for an aggregate investment of $60,000. On June 30, 2012, the 600,000 shares were automatically converted to voting shares. As of December 31, 2013, our ownership constituted approximately 15.3% of all issued and outstanding capital stock of Northstar. Northstar is a development stage company that has not conducted operations apart from raising capital. The Company currently records its investment in Northstar utilizing the cost method of accounting.

In August 2011, we acquired 2,500,000 shares of capital stock of Hot Dot, Inc. (Hot Dot), a Nebraska corporation, for $0.02 per share for an aggregate investment of $50,000. Our ownership, along with our control of management and the board of directors, constituted a controlling interest, and the Company began consolidating Hot Dot. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. Hot Dot was organized to develop, manufacture, and market the Alert Patch. The Alert Patch is an adhesive-backed cloth patch that is used to detect increases in body temperature that pose a risk of heat exhaustion or heat stroke. As of December 31, 2013, our ownership constituted approximately 11.5% of the issued and outstanding capital stock. Hot Dot is a development stage company that has not conducted operations apart from raising capital. Because of the Company’s continued influence on Hot Dot’s board of directors, the Company currently records its investment in Hot Dot utilizing the equity method of accounting.

On August 3, 2011, the Company acquired Old Reliance Life Insurance Company, an Arizona domiciled life insurer and simultaneously merged American Life with and into it, changing the survivors name to American Life and Security Corp. This acquisition added licenses in 13 new states, annual income of approximately $1.7 million, annual expenses of approximately $2.0 million, and total assets of approximately $19 million. At the time of the acquisition, Old Reliance had 35 independent agents under contract. Currently, 35 remain under contract.

In September 2011, we acquired 600,000 shares of non-voting capital stock of Pacific Northwest Capital Corp. (Pacific Northwest), an Idaho corporation, for $0.10 per share for an aggregate investment of $60,000. These shares became voting on January 1, 2014. As of December 31, 2013, our ownership constituted approximately 14.6% of the issued and outstanding capital stock. Pacific Northwest is a development stage company that has not conducted operations apart from raising capital. The Company currently records its investment in Pacific Northwest utilizing the cost method of accounting.

In April 2012, we acquired 300,000 shares of capital stock of New Mexico Capital Corporation (New Mexico Capital), a New Mexico corporation, for $0.10 per share for an aggregate investment of $30,000. Additionally, our less than wholly owned subsidiary, Great Plains Financial, owns 200,000 shares of non-voting capital stock of New Mexico Capital. As of December 31, 2013, our combined ownership constituted approximately 13.0% of all issued and outstanding capital stock of New Mexico Capital. New Mexico Capital is a development stage company that has not conducted operations apart from raising capital. The Company currently records its investment in New Mexico Capital utilizing the cost method of accounting.

Certain Relationships and Affiliations with Similar Businesses

The Company and certain of our directors and officers have current or past relationships and affiliations with businesses that operate, once operated, or plan to operate in the life insurance industry and that have conducted public and private stock offerings in connection with their operations. Additional information on these relationships and affiliations, organized by company, is as follows:

  Northstar. Northstar was incorporated in Minnesota in April 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We invested approximately $60,000 in the organizational financing of Northstar in exchange for 600,000 shares of non-voting capital stock. On June 30, 2012, the 600,000 shares were automatically converted to voting shares. As of December 31, 2013, our ownership constitutes approximately 15.3% of all issued and outstanding capital stock of Northstar. In addition, Rick Meyer, Chairman of our Board of Directors, is Chairman, Chief Executive Officer and a member of the original Board of Directors of Northstar. Rick Meyer owns 200,000 shares of Northstar’s voting capital stock. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is President, Chief Operating Officer, Treasurer, Chief Financial Officer and a member of the original Board of Directors of Northstar. Mr. Oliver owns 140,000 shares of voting capital stock of Northstar. Travis Meyer, our Vice Chairman and a member of our Board of Directors, owns 146,000 shares of voting capital stock. Milton Tenopir, a member of our Board of Directors, is a member of the Board of Directors of Northstar and owns 50,000 shares of voting capital stock. Other of our present and former directors also own capital stock of Northstar. As of December 31, 2013, Northstar is a development stage company that has not conducted operations apart from raising capital through a $1.0 million private placement of securities. It commenced a $10 million intrastate offering in May 2011 and has raised approximately $4 million.
  First Wyoming. First Wyoming was incorporated in Wyoming in July 2009 for the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We have invested $763,650 in the financing of First Wyoming in exchange for 896,500 shares of capital stock. As of December 31, 2013, our ownership constitutes approximately 22.7% of all issued and outstanding capital stock of First Wyoming. Rick Meyer, Chairman of our Board of Directors, is Chairman and a member of the Board of Directors of First Wyoming. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is CEO/CFO/Treasurer and a member of the Board of Directors of First Wyoming. John Perkins, our former Secretary and compliance officer and a current member of our Board of Directors, serves as Vice President and compliance director and is a member of the Board of Directors of First Wyoming. Les Meyer, a member of our Board of Directors, serves as a member of the Board of Directors. Joel Mathis, a consultant of ours, is a member of the Board of Directors of First Wyoming. Great American Marketing, Inc., a corporation owned by Travis Meyer, our Vice Chairman and a member of our Board of Directors, had a consulting agreement with First Wyoming that terminated on June 30, 2010. Mr. Perkins owns 87,000 shares of capital stock of First Wyoming. First Wyoming raised over $10 million and received a certificate of authority for its life insurance subsidiary in July 2011.
  Rocky Mountain. Rocky Mountain was incorporated in Colorado in March 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We invested approximately $34,000 in the organizational financing of Rocky Mountain in exchange for 340,000 shares of capital stock. As of December 31, 2013, our ownership constituted approximately 10.4% of the issued and outstanding capital stock of Rocky Mountain. In addition, Les Meyer, a member of our Board of Directors, is President, Chief Executive Officer and a member of the original Board of Directors of Rocky Mountain. Les Meyer owns 352,000 shares of capital stock of Rocky Mountain. Rick Meyer, Chairman of our Board of Directors, is Chairman and a member of the original Board of Directors of Rocky Mountain. Rick Meyer owns 130,000 shares of capital stock of Rocky Mountain. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is Secretary/Treasurer and a member of the original Board of Directors of Rocky Mountain. Mr. Oliver owns 130,000 shares of capital stock of Rocky Mountain. John R. Perkins, a member of our Board of Directors, is a member of the original Board of Directors of Rocky Mountain and owns 140,000 shares of capital stock. Travis Meyer, our Vice Chairman and a member of our Board of Directors, owns 130,000 shares of capital stock of Rocky Mountain. Other of our present and former directors also own capital stock of Rocky Mountain. As of December 31, 2013, Rocky Mountain is a development stage company that has not conducted operations apart from commencing a $1.0 million private placement of securities. It commenced a $7.5 million public intrastate offering in May 2011.

  Great Plains Financial. Great Plains Financial was incorporated in South Dakota in January 2007. Great Plains Financial has raised over $7.5 million through private placements of stock and a registered public offering in South Dakota and established a regulated life insurance subsidiary in that state. As of December 31, 2013, we have invested $1,704,850 in the financing of Great Plains Financial in exchange for 1,034,950 shares of capital stock. As of December 31, 2013, our ownership constituted approximately 25.7% of the issued and outstanding capital stock of Great Plains Financial. Rick Meyer, Chairman of our Board of Directors, is Chairman, of Great Plains Financial and a member of the Board of Directors. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is Executive CFO/CEO and a member of the Board of Directors of Great Plains Financial. Jack Theeler, a member of our Board of Directors, serves as Chairman of Great Plains Life and a member of the Board of Directors. Travis Meyer, our Vice Chairman and a member of our Board of Directors, is a member of the Board of Directors of Great Plains Financial. Milt Tenopir, a member of our Board of Directors, is a member of the Board of Directors of Great Plains Financial. Joel Mathis, a consultant of ours, is a member of the Board of Directors of Great Plains Financial.
  Pacific Northwest. Pacific Northwest was incorporated in Idaho in October 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We invested approximately $60,000 in the organizational financing of Pacific Northwest in exchange for 600,000 shares of non-voting capital stock. As of December 31, 2013, our ownership constituted approximately 14.6% of the issued and outstanding capital stock. In addition, Travis Meyer, our Vice Chairman and a member of our Board of Directors, is President, Chief Executive Officer, Co-Chairman and a member of the original Board of Directors of Pacific Northwest. Travis Meyer owns 200,000 shares of non-voting capital stock of Pacific Northwest. Rick Meyer, Chairman of our Board of Directors, is Co-Chairman and a member of the original Board of Directors of Pacific Northwest. Rick Meyer owns 200,000 shares of capital stock of Pacific Northwest. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is Treasurer and a member of the original Board of Directors of Pacific Northwest. Mr. Oliver owns 200,000 shares of non-voting capital stock of Pacific Northwest. Todd C. Boeve, an employee of ours, is Secretary and a member of the original Board of Directors of Pacific Northwest. Mr. Boeve owns 50,000 shares of capital stock of Pacific Northwest. Pacific Northwest is a development stage company that has not conducted operations apart from raising capital.
  New Mexico Capital. New Mexico Capital was incorporated in New Mexico in November 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. In April 2012, New Mexico Capital initiated a private placement of 2,600,000 shares at $0.10 per share and Midwest purchased 300,000 shares of New Mexico Capital for an aggregate investment of $30,000. Our less than wholly owned subsidiary, Great Plains Financial, owns 200,000 shares of capital stock of New Mexico Capital. As of December 31, 2013, our combined ownership constituted approximately 13.0% of all issued and outstanding capital stock of New Mexico Capital. In addition, Travis Meyer, our Vice Chairman and a member of our Board of Directors, is Vice Chairman and a member of the original Board of Directors of New Mexico Capital. Travis Meyer owns 200,000 shares of capital stock of New Mexico Capital. Rick Meyer, Chairman of our Board of Directors, is Executive Vice President and a member of the original Board of Directors of New Mexico Capital. Rick Meyer owns 200,000 shares of capital stock of New Mexico Capital. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is Chief Executive Officer and Chairman of the Board of New Mexico Capital. Mark Oliver owns 200,000 shares of capital stock of New Mexico Capital. John Perkins, our former Secretary and compliance officer and a current member of our Board of Directors, serves as compliance director of New Mexico Capital. Todd Boeve, an employee of ours, is Secretary and a member of the original Board of Directors of New Mexico Capital. Todd Boeve owns 75,000 shares of capital stock of New Mexico Capital. Joel Mathis, a consultant of ours, serves as a member of the Board of Directors of New Mexico Capital. Other of our present and former directors also own capital stock of New Mexico Capital. New Mexico Capital is a development stage company that has not conducted operations apart from raising capital.

  Northern Plains. Northern Plains Capital Corporation (Northern Plains) was incorporated in North Dakota in October 2008 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. Northern Plains raised over $8 million through private placements of stock and a registered public offering in North Dakota and established a regulated life insurance subsidiary in that state. Our less than wholly owned subsidiary, Great Plains Financial, owns 360,000 shares of capital stock of Northern Plains. Additionally, our less than wholly owned subsidiary, Security Capital, owns 350,000 shares of capital stock of Northern Plains.

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

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Despite having been in place for several years, many of the key rules of the Dodd-Frank legislation have yet to be formalized, some of which may have an impact on insurers. To date, the Federal Insurance Office (FIO) has been established to accumulate information about the insurance industry. Its current mandate is very broad and covers a wide variety of topics although it is not empowered with any general regulatory authority over insurers. Although the ultimate outcome of the regulatory rulemaking proceedings cannot be predicted with certainty, the provisions of the Reform Act may have a material impact on our consolidated financial results or financial condition.

Employees and Agents

As of December 31, 2013, we had approximately 19 full-time employees as well as approximately 73 insurance agents who operate as independent contractors.

MARKET FOR MIDWEST’S COMMON STOCK

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

     ITEM 1A. RISK FACTORS.

You should consider carefully the risks described below in assessing the Exchange Agreement and an investment in Midwest voting common stock.

Ownership of shares of Midwest voting common stock involves substantial risk, and the entire value of those shares may be lost.

Shares of Midwest voting common stock constitute a high-risk investment in a developing business that has incurred substantial losses to date and expects to continue to incur substantial losses for several years. No assurance or guaranty can be given that any of the potential benefits envisioned by the Midwest business plan will prove to be available to its shareholders, nor can any assurance or guaranty be given as to the actual amount of financial return, if any, which may result from ownership of Midwest shares. The entire value of your shares of Midwest voting common stock may be lost.

Midwest voting common stock is an illiquid investment at present.

There is no public market for shares of Midwest voting common stock, and there is no assurance that one will develop. Therefore, you should expect that it would be difficult to sell your Midwest shares of voting common stock. Midwest cannot assure you that there ever will be an active market in Midwest voting common stock, and there is no assurance that the Midwest voting common stock will ever become publicly traded or that an active trading market will develop or be sustained. Midwest does not meet the requirements for its stock to be quoted on the New York Stock Exchange, NASDAQ, the New York Stock Exchange Alternext Exchange (formerly, AMEX) or any other recognized stock exchange or over-the-counter quotation system.

Midwest expects significant operating losses for a number of years.

Midwest commenced life insurance operations in 2009, and it expects to incur significant losses for a number of years. Its insurance subsidiaries, as is common among new life insurance companies, likely will incur losses for a number of years because of the substantial nonrecurring costs of writing new life insurance. Such costs, which are deferred and amortized in accordance with the Company’s deferred acquisition policy, include first year commissions payable to insurance agents, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established for each policy. At December 31, 2013 Midwest had an accumulated deficit of $17.7 million. These losses were attributable primarily to Midwest’s organization and capital raising efforts and to its entry into the life insurance business.

Midwest has a limited operating history and owns a limited amount of assets.

Midwest has a limited operating history and, until 2009, it generated no revenues other than interest and investment income. Midwest has all of the risks inherent in establishing a new business, including limited capital, uncertain product markets, lack of significant revenues, as well as competition from better capitalized and more seasoned companies. Midwest has no control over general economic conditions, competitors’ products or their pricing, customer demand and costs of marketing or advertising to build and expand its life insurance business. There can be no assurance that Midwest’s life insurance operations will be successful or result in any significant revenues to the extent that Midwest achieves profits and, the likelihood of any success must be considered in light of Midwest’s limited history of operations. These risks and the lack of seasoned operating history make it difficult to predict the future revenues or results of operations of Midwest. As a result, the financial results of Midwest may fluctuate and fall below expectations. This could cause the value of Midwest’s voting common stock to decline.

Midwest may not be able to execute its acquisition strategy with any degree of success, which could cause its business and future growth prospects to suffer.

A primary component of Midwest’s business plan is to pursue strategic acquisitions of insurance related companies that meet its acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions that are economic to Midwest. In pursuing acquisitions, Midwest competes with other companies, most of which have greater financial and other resources than Midwest. Further, if Midwest succeeds in consummating acquisitions, its business, financial condition and results of operations may be negatively affected because:

  Some of the acquired businesses may not achieve anticipated revenues, earnings or cash flows;
  Midwest may assume liabilities that were not disclosed to or exceed estimates;
  Midwest may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner;
  Acquisitions could disrupt Midwest’s on-going business, distract its management and divert financial and human resources of Midwest;
  Midwest may experience difficulties operating in markets in which it has no or only limited direct experience; and
  There is the potential for loss of customers and key employees of the acquired company.

Midwest intends to raise additional equity capital which will likely dilute the ownership interests of its existing shareholders.

We are currently in the early stage of our business development and we intend to raise additional capital to fund our growth either through public or private equity or debt financing. Such funds, if available, could result in significant dilution to our stockholders, have superior rights to our common stock and contain covenants that restrict our operations. We cannot say with any certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. If we were to raise capital through the issuance of our common stock or securities convertible or exercisable into our common stock, our existing stockholders may suffer significant dilution. If we issued preferred equity or debt securities, these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of such indebtedness would have rights senior to the rights of equity holders and the terms of such indebtedness could impose restrictions on our operations.

Certain of Midwest’s directors and officers have relationships with insurance businesses similar to those of Midwest, which could present a potential conflict of interest if Midwest were to expand into those states or if those other insurance holding companies were to offer life insurance products in territories where Midwest life insurance subsidiaries operate.

Some of the Midwest officers and directors have past or present relationships with other life insurance providers, potential life insurance providers and their affiliates. Should Midwest plan to enter the life insurance markets in the states where these other life insurance businesses operate, or should those other businesses enter the life insurance markets in the territories where Midwest life insurance subsidiaries operate, a conflict of interest would exist. Midwest will seek to eliminate or minimize conflicts of interest, should they arise. Midwest expects that these efforts will include the required recusal of interested parties from (a) any decision relating to competition in a state in which another company with whom he or she is associated is operating, and (b) any other decision involving a conflict of interest with respect to such companies. However, the efforts to eliminate or minimize potential conflicts of interest may not be successful, in which case the revenues, results of operations and net income of Midwest could be materially adversely affected.

Midwest’s insurance marketing efforts may fail to achieve its proposed business plan.

The life insurance subsidiaries of Midwest market their insurance products through the services of licensed insurance agents. New agents are recruited through referrals from shareholders, newspaper advertisements, and solicitation through use of on-line job sites. Each potential sales agent candidate must complete a lengthy interview process. If hired to sell insurance, the candidate must complete a 40 hour training course conducted by a third party as well as pass a state insurance licensing examination. Once licensed, each candidate must complete a week long product and sales training class. Following course completion, each candidate has a training week where his or her manager will work side by side by conducting sales meetings with him or her. The average turnover rate of Midwest affiliated agents since it began writing insurance business has been approximately 20% per year.

Midwest’s insurance products are marketed using a face-to-face marketing concept. Historically Midwest’s insurance agents have used Midwest’s shareholder base and their referrals as potential clients for life insurance products. Midwest cannot predict how marketing efforts will succeed when its agents conduct general solicitation regarding insurance products.

Many of these agents have little or no prior insurance selling experience and, accordingly, this lack of experience may have a negative impact on the amount of premium volume Midwest writes. The extent of this negative impact on the premium volume written will depend primarily on Midwest’s ability to timely and adequately train agents to sell insurance products and the effectiveness of the face-to-face marketing concept used by Midwest.

Insurance subsidiaries of Midwest may fail as a result of being inadequately capitalized.

The Midwest insurance subsidiaries must have adequate capital and surplus capital, calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements in the states in which they are domiciled. American Life & Security Corp (“American Life”) was granted a certificate of authority by the Nebraska Department of Insurance based on initial capital and surplus (based upon statutory accounting principles) of approximately $3.5 million, which was increased to approximately $5.5 million (based upon statutory accounting principles) on September 1, 2009. American Life had approximately $2.0 million (based upon statutory accounting principles) in capital and surplus at December 31, 2012 and $1.8 million (based upon statutory accounting principles) at December 31, 2013, respectively. Capital Reserve Life Insurance Company (“Capital Reserve”), another life insurance subsidiary of Midwest, had capital and surplus (based upon statutory accounting principles) of $1.4 million and $1.3 million (based upon statutory accounting principles) as of December 31, 2012 and 2013, respectively. Great Plains Life had capital and surplus of $2.2 million (based upon statutory accounting principles) and $2.1 million (based upon statutory accounting principles) as of December 31, 2012 and 2013, respectively. Each insurance company’s department of insurance of its state of domicile may require additional amounts of capital and surplus to support its business going forward. The amount of capital and surplus ultimately required will be based on certain “risk-based capital” standards established by statute and regulation and administered by the Arizona, Missouri, and South Dakota Departments of Insurance and other regulators. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by reviewing certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If any of American Life, Capital Reserve, or Great Plains Life fails to maintain required capital levels in accordance with the “risk-based capital” system, such company’s ability to conduct business would be compromised and the ability of Midwest to seek to expand its insurance business would be reduced absent a prompt infusion of capital to the insurance subsidiary.

Midwest’s investments in development stage companies may expose it to loss of capital and conflicts of interest for its officers, directors and affiliates who serve in officer and director capacities for those development stage entities.

Midwest has investments in development stage companies, which are either seeking to raise capital to form life insurance subsidiaries in their respective states of incorporation (Colorado, Idaho, Minnesota and New Mexico) or have recently formed a life insurance subsidiary (South Dakota and Wyoming). Midwest’s time and management attention devoted to these investments is significant, and it can be expected to divert management resources from the business of Midwest. There will likely be conflicts between the operations, strategies and long term objectives of these development stage companies and Midwest. The resolution of these conflicts may not be resolvable, or if resolved, may be at a disadvantage to the shareholders of Midwest. In addition, several of the officers, directors and affiliates of Midwest serve as officers, directors and consultants to these development stage entities and they individually acquire stock in these entities at low prices compared to the other shareholders in these entities who buy their shares at much higher prices and upon whom the financial risk of all these companies rests. Also, executive officers of Midwest are paid directly by these development stage entities in addition to what Midwest pays them for their services. All of these factors result in conflicts of interests between the interests of Midwest and the interests of these companies, as well as the interests of affiliates of Midwest in personal payment of salaries and other fees of these entities in addition to what Midwest pays such persons at present. Midwest cannot assure that these conflicts will be resolved to the benefit of Midwest, in which case an investment in Midwest voting common stock may decline in value.

The insurance industry is subject to numerous laws and regulations, and compliance costs and/or changes in the regulatory environment could adversely affect the business of Midwest.

Midwest’s insurance operations are subject to government regulation in each of the states in which it and its subsidiaries conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than shareholders. During the past several years, increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. The National Association of Insurance Commissioners (the NAIC) and state insurance regulators reexamine existing laws and regulations on an ongoing basis, and focus on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. Future NAIC initiatives, and other regulatory changes, could have a material adverse impact on Midwest’s insurance business. There can be no assurance that Midwest’s insurance subsidiaries will be able to satisfy the regulatory requirements of the Departments of Insurance of their respective state of domicile or a similar department in any other state in which it may wish to transact business.

Individual state guaranty associations assess insurance companies to pay benefits to policyholders of insolvent or failed insurance companies. The impact of such assessments may be partly offset by credits against future state premium taxes. Midwest cannot predict the amount of any future assessments, nor has Midwest attempted to estimate the amount of assessments to be made from known insolvencies.

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

Foreign regulation may impose significant costs on Midwest and expose it to fines and penalties.

A small portion of Midwest’s insurance policy sales are derived from customers who reside in Latin America. The government of a foreign country could determine its residents may not buy life insurance from Midwest’s primary insurance subsidiary unless it became qualified to do business in that country or unless the insurance policies purchased by its residents receive prior approval from its insurance regulators. Also, new laws or regulations could be implemented or new applications of existing laws or regulations could occur, which could result in the cessation of marketing activities by the independent marketing agents of Midwest’s insurance subsidiary. Midwest cannot assure that any of these laws, regulations, or application of them by foreign regulatory authorities will not have an adverse effect on the marketing efforts of independent marketing agents and, in turn, on the revenues of Midwest. Further, there is no assurance Midwest’s insurance subsidiary would be able to qualify to do business in any foreign country or that foreign insurance regulatory authorities would approve proposed insurance policies if they were submitted to foreign regulatory authorities for approval. Midwest’s insurance subsidiary could also face sanctions, including fines and penalties, if a country's authorities determined any failure to qualify or otherwise comply with its laws was willful or ongoing. Any of the foregoing could reduce revenues and adversely affect results of operations and financial condition of Midwest. Additionally, Midwest does not intend to determine whether independent consultants in foreign countries are required to be licensed to sell insurance in the countries in which they market policies. If the independent consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce Midwest’s revenues. Midwest has not obtained any advice of counsel in any foreign jurisdictions with respect to these matters. Midwest is unable to quantify the effect of foreign regulation on its business if regulation were to be imposed on it, but Midwest believes it could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and Midwest may decide to withdraw from or avoid a market if additional foreign regulation were imposed.

Midwest operates in a highly competitive industry, and its business will suffer if it is unable to compete effectively.

The operating results of life insurance companies are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. The life insurance business is highly competitive. The ability of Midwest to compete with other insurance companies is dependent upon, among other things, its ability to attract and retain agents to market insurance products, its ability to develop competitive and profitable products and its ability to obtain acceptable ratings. In connection with the development and sale of products, Midwest’s life insurance subsidiaries encounter significant competition from other insurance companies, most of whom have financial and human resources substantially greater than Midwest, as well as competition from other investment alternatives available to customers. Midwest does not anticipate that American Life, Capital Reserve or Great Plains Life will be rated by industry analysts for several years. This will likely have a negative impact on their ability to compete with rated insurance companies.

Midwest’s insurance subsidiaries compete with 1,500 to 2,000 other life insurance companies in the United States, and American Life also competes with some of these companies internationally, which are forcing increased competitive pressures due to industry consolidation, where larger, more efficient organizations are emerging from consolidation. Additionally, legislation became effective in 2000 permitting commercial banks, insurance companies and investment banks to combine. This law permits, for instance, a commercial bank to acquire or form an insurance company.

Most life insurance companies have greater financial resources, longer business histories, and more diversified lines of insurance coverage than the insurance subsidiaries of Midwest have. These larger companies also generally have large sales forces. Midwest also faces competition from companies operating in foreign countries and marketing in person as well as from direct mail sales campaigns.

Midwest’s ability to compete is dependent upon, among other things, its ability:

  to market its insurance products;
  to develop competitive and profitable products; and
  its ability to achieve efficient costs of placing policies.

Midwest is highly dependent upon its key executives, and the loss of any of them could materially and adversely affect its business.

Midwest’s ability to operate successfully is dependent primarily upon the efforts of its Vice Chairman, Travis Meyer, and its Chief Executive Officer and Chief Executive Officer of American Life and Great Plains Life, Mark Oliver. The loss of the services of either of these officers could have a material adverse effect on the ability of Midwest to execute its business plan.

Development of life insurance products involves the use of certain assumptions, and the inaccuracy of these assumptions could adversely affect profitability.

In its life insurance business, Midwest must make certain assumptions as to expected mortality, lapse rates and other factors in developing the pricing and other terms of life insurance products. These assumptions are based on industry experience and are reviewed and revised regularly to reflect actual experience on a current basis. However, variation of actual experience from that assumed in developing such terms may affect a product’s profitability or sales volume and in turn adversely impact revenues of Midwest.

If Midwest underestimates its liability for future policy benefits, its results of operations could suffer.

Liabilities established for future life insurance policy benefits are based upon a number of factors, including certain assumptions, such as mortality, morbidity, lapse rate and crediting rate. If Midwest underestimates future policy benefits, Midwest would incur additional expenses at the time it becomes aware of the inadequacy. As a result, Midwest’s ability to achieve profits would suffer.

Midwest’s insurance subsidiaries may not be able to obtain favorable insurance ratings.

Insurance ratings are an important factor in establishing the competitive position of insurance companies. Ratings reflect the rating agencies’ opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. The Midwest insurance subsidiaries will not receive a rating until they have maintained operations for a minimum of three to five years. There can be no assurance that the Midwest insurance subsidiaries will be rated by a rating agency or that any rating, if and when received, will be favorable to the Midwest insurance subsidiary. The lack of a rating could impact the ability to make sales in the broad insurance marketplace. For example, potential insureds may choose not to purchase a policy from an unrated company, or the Midwest insurance subsidiaries may be required to charge lower rates and offer discounts to attract business, which in turn adversely affects Midwest’s results of operations.

Fluctuations in interest rates could adversely affect Midwest’s business and profitability.

Interest rate fluctuations could impair an insurance company’s ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources. The Midwest annuity product exposes it to the risk that changes in interest rates will reduce any spread, or the difference between the amounts that the insurance company is required to pay under the contracts and the amounts the insurance subsidiary is able to earn on its investments intended to support its obligations under the contracts. Spread is a key component of revenues.

To the extent that interest rates credited are less than those generally available in the marketplace, policyholder lapses, policy loans and surrenders, and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to purchase products with perceived higher returns. This process may result in cash outflows requiring that a Midwest subsidiary sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses.

Increases in market interest rates may also negatively affect profitability. In periods of increasing interest rates, Midwest may not be able to replace invested assets with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. The Midwest life insurance subsidiaries therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts.

Changes in the tax laws could adversely affect Midwest’s business.

Congress has from time to time considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. This and similar legislation, including a simplified “flat tax” income tax structure with an exemption from taxation for investment income, could adversely affect the sale of life insurance compared with other financial products if such legislation were to be enacted. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products that Midwest and its operating subsidiaries develop.

Under the Internal Revenue Code, income taxes payable by policyholders on investment earnings are deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain insurance products a competitive advantage over other non-insurance products. To the extent that the Internal Revenue Code may be revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including those owned by Midwest, would be adversely affected with respect to their ability to sell products. Also, depending on grandfathering provisions, the surrenders of existing annuity contracts and life insurance policies might increase. In addition, life insurance products are often used to fund estate tax obligations. Midwest cannot predict what future tax initiatives may be proposed with respect to the estate tax or other taxes which may adversely affect Midwest.

Midwest does not intend to declare cash dividends on shares of its stock for the foreseeable future.

Midwest has never paid a cash dividend on its voting common stock and it does not anticipate paying dividends for the foreseeable future. Midwest intends to retain available funds to be used in the expansion of operations. Future dividend policy will depend on earnings, capital requirements, financial condition and other relevant factors. Moreover, Midwest is a holding company without independent operations.

Midwest, as a stand-alone entity, is dependent upon cash payments from its subsidiaries.

Midwest expects a source of cash to it will be dividends on the stock of its operating subsidiaries. The payment of dividends to Midwest by its operating subsidiaries is subject to limitations imposed by applicable insurance laws. For example, with respect to American Life, “extraordinary” dividends may not be paid without permission of the Arizona Department of Insurance. An “extraordinary” dividend is defined, in general, as any dividend or distribution of cash or other property whose fair market value, compared with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of the policyholders surplus (total statutory capital stock and surplus) as of December 31 of the preceding year or (ii) the statutory net gain from operations excluding realized gains on investments) of the insurer for the 12 month period ending December 31 of the preceding year. Arizona insurance laws also require that dividends on capital stock must be paid out of surplus, which is calculated after reserving a sum equal to all liabilities of the insurance company and may include all or part of surplus arising from unrealized capital gains or revaluation of assets. If Midwest were unable to receive cash dividends its liquidity would be adversely affected

Because Midwest does not intend to pay cash dividends for the foreseeable future, shareholders will benefit from an investment in Midwest voting common stock only if the stock appreciates in value.

Because Midwest does not expect to pay any cash dividends for the foreseeable future, the success of any investment in its voting common stock will depend upon any future appreciation in its value. Midwest cannot guarantee that its voting common stock will appreciate in value or even achieve or maintain a value equal to the price at which shares were purchased. Further, a market may never develop to sell shares of Midwest voting common stock even if they appreciate in value.

The business and future growth prospects of Midwest may suffer if the acquisitions of Great Plains and Security Capital do not achieve expected results.

Midwest’s business, financial condition and results of operations may be negatively affected if: (i) the acquisitions of Great Plains and Security Capital do not achieve anticipated cost savings, revenues or cash flows; (ii) Midwest assumes liabilities that were not disclosed or exceed estimates; (iii) Midwest is unable to integrate the acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner; (iv) the acquisitions disrupt Midwest’s on-going business, distracts management or diverts resources from other more beneficial uses; (v) Midwest experiences difficulties operating in markets in which it has no or only limited direct experience; or (vi) there is a loss of customers of Great Plains.

Policy lapses in excess of those actuarially anticipated would have a negative impact on Midwest’s financial performance.

The profitability of Midwest could be reduced if its lapse and surrender rate were to exceed the assumptions upon which it priced its insurance policies. Policy sales costs are deferred and recognized over the life of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy sales costs.

The insurance industry is highly regulated and Midwest’s activities are restricted as a result. Midwest expends substantial amounts of time and incurs substantial expenses in connection with complying with applicable regulations, and Midwest is subject to the risk that more burdensome regulations could be imposed on it.

Compliance with insurance regulation by Midwest is costly and time consuming. Insurance companies in the U.S. are subject to extensive regulation in the states where they do business. This regulation primarily protects policyholders rather than stockholders. The regulations require:

  prior approval of acquisitions of insurance companies;
  certain solvency standards; licensing of insurers and their agents; investment limitations;
  deposits of securities for the benefit of policyholders;
  approval of policy forms and premium rates;
  periodic examinations; and
  reserves for unearned premiums, losses and other matters.

Each Midwest life insurance subsidiary is subject to this regulation in each state in the U.S. in which it is licensed to do business. This regulation involves additional costs and restricts operations. Midwest cannot predict the form of any future regulatory initiatives.

In addition, Midwest itself, as the owner of a life insurance subsidiary, is regulated by the Arizona Department of Insurance under the Arizona Insurance Holding Company Systems Act. Certain "extraordinary" intercorporate transfers of assets and dividend payments from its life insurance subsidiaries require prior approval by the Arizona Insurance Commissioner. Midwest also files detailed annual reports with the Arizona Department of Insurance and all of the states in which it is licensed. The business and accounts of its life insurance subsidiaries are subject to examination by the Arizona Department of Insurance, as well as inquiries and follow up, including investigations, of the various insurance regulatory authorities of the states in which Midwest's insurance subsidiaries are licensed.

Each insurance subsidiary of Midwest is qualified to do business as an insurance company only in the U.S. Neither Midwest nor any of its subsidiaries have any assets or employees in foreign countries. In connection with business from foreign countries, Midwest only accepts applications at its main office. In addition, Midwest requires premium payments to be in U.S. dollars, which may include checks drawn on U.S. banks. Neither Midwest nor any of its subsidiaries are not currently subject to regulation in the various foreign countries from which it receives applications for insurance. Although American Life provides insurance to foreign citizens, independent marketing firms, rather than employees of Midwest or American Life, submit the applications. In this way Midwest and American Life avoid conducting business in foreign countries. However, Midwest is unable to predict if foreign regulation will be implemented and, if so, the effect of any such regulation on its life insurance business.

Midwest’s investments are subject to risks of default and reductions in market values.

The invested assets of Midwest are subject to customary risks of defaults and changes in market values. Factors that may affect the overall default rate on, and market value of, the invested assets of Midwest include interest rate levels, financial market performance, and general economic conditions. Defaults with adversely affect Midwest’s results of operations.

Reinsurers with which Midwest does business may not honor their obligations, leaving Midwest liable for the reinsured coverage, and Midwest’s reinsurers could increase their premium rates.

Midwest’s life insurance subsidiaries cede a substantial amount of their insurance to other insurance companies. However, the relevant life insurance subsidiary remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The cost of reinsurance is, in some cases, reflected in its premium rates. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the relevant Midwest life insurance subsidiary for the reinsurance. However, if the cost of reinsurance were to increase with respect to policies for which the relevant Midwest life insurance subsidiary has guaranteed the rates, the relevant life insurance subsidiary could be adversely affected, which would in turn adversely affect Midwest.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     As a “smaller reporting company,” the Company is not required to provide disclosure pursuant to this item.

ITEM 2. PROPERTIES.

     The Company currently leases office space at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506. This lease was executed October 17, 2013 and expires on January 31, 2024. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expires on May 1, 2015. Great Plains Financial entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expires on April 30, 2014. Great Plains also entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016.

ITEM 3. LEGAL PROCEEDINGS.

     We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

     Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

     There is no established public trading market for our voting common stock. Our securities are not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

     On December 31, 2013, the Company had issued and outstanding 9,120,239 shares of voting common stock and 74,159 shares of preferred non-voting stock. No other voting securities of the Company are outstanding.

Holders of Record

     As of March 1, 2014, there were approximately 5,600 holders of record of our voting common stock.

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

Recent Sales of Unregistered Securities

     Please see Item 7 -- "Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Overview" for information regarding securities sold by Midwest and its subsidiaries during the past three years.

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

Overview

     Midwest was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. Capital Reserve Life Insurance Company of Jefferson City, Missouri is a dormant, wholly owned subsidiary of American Life. Security Capital Corporation is a 60% owned subsidiary of Midwest. Great Plains Financial Corporation is a 25.7% owned subsidiary of Midwest. Great Plains Life Assurance Company is a wholly owned subsidiary of Great Plains Financial.

     From our inception, we have raised approximately $17.5 million through sales of shares of voting common stock in several private placements exempt from registration under Section 4(2) of the Securities Act of 1933 and an intrastate public offering in the State of Nebraska.

     On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. In 2013 and 2012, American Life generated approximately $3.0 million and $4.0 million in premium revenue, respectively, when combined with the operating results of Old Reliance Insurance Company, a company acquired by American Life in August 2011 as described later in this document.

     On June 20, 2010, American Life acquired Capital Reserve in exchange for a cash payment of approximately $1.9 million. This transaction added approximately a like amount of assets to American Life. Further, with the insurance charters acquired from Capital Reserve, we obtained access to additional markets in Missouri and Kansas. Capital and surplus of Capital Reserve as of December 31, 2013 and 2012 was $1,290,459 and $1,405,707, respectively. Capital Reserve generated a $115,248 and $77,652 net loss for the years ended December 31, 2013 and 2012, respectively.

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

     The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $17.7 million through December 31, 2013. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

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

     The Company commenced its third party administrative (“TPA”) services in 2012 by first offering the services to its wholly-owned subsidiary and other consolidated entities. Later, the Company expanded its services to other non-consolidated entities as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources.

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial. As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result our CEO, Mark Oliver, and our, Chairman, Rick Meyer, being named CEO and Chairman, respectively, of Great Plains Financial and our ability to significantly influence the operations of Great Plains Financial, the Company began consolidating Great Plains Financial on October 1, 2012. Additionally, pursuant to South Dakota law, Great Plains Financial common stock has cumulative voting features which allow the company to exert significantly more than influence than its ownership percentage would normally allow. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains Financial to 25.7% as of December 31, 2013.

In 2013, we completed a private placement of our voting common stock, selling units consisting of 50 shares of common stock and one detachable warrant to purchase 10 shares of common stock at an exercise price of $6.50 per share exercisable through December 31, 2016 for gross proceeds of $353,700.

We have entered into Exchange Agreements with Great Plains and Security Capital in order to acquire the outstanding shares of each company held by their stockholders (other than those shares already held by us.) Under the Exchange Agreement with Great Plains, the Great Plains shareholders will receive approximately 1.298 shares of Midwest voting common stock for each share of Great Plains common stock held by the shareholders. Fractional shares will be rounded up to the nearest whole share of Midwest voting common stock. Shareholders who perfect dissenters’ rights under South Dakota law will receive cash in lieu of Midwest voting common stock.

Under the Exchange Agreement with Security Capital, the Security Capital shareholders will receive approximately 0.162 shares of Midwest voting common stock for each share of Security Capital common stock held by the shareholders. Fractional shares will be rounded up to the nearest whole share of Midwest voting common stock.

Shareholders who perfect dissenters’ rights under applicable state law will receive cash in lieu of Midwest voting common stock.

The Exchange Agreements require the approval of the shareholders of both Great Plains and Security Capital. We have filed a Registration Statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission (SEC) pursuant to which we are registering 4,120,261 shares of our voting common stock, which we believe is the maximum number of our shares that will be issuable in connection with both Exchange Agreements assuming the Great Plains and Security Capital shareholders approve the agreements. The Registration Statement also contains proxy statement materials which solicit the approval of the shareholders of Great Plains and Security Capital. The SEC has not yet declared the Registration Statement effective as of the filing date of this Report, and we intend to update it after the filing of this Report and submit to the SEC an amended Registration Statement.

In addition to the SEC declaring the Registration Statement effective and to shareholder approval, each Exchange Agreement contains numerous conditions precedent and representations and warranties that must be satisfied (or waived) in order for the stock exchange and related transactions to close. We cannot provide any assurance that the exchange of shares or other transactions contemplated by either Exchange Agreement will be consummated.

You may read a copy of the Registration Statement we have filed with the SEC, which contains copies of the Exchange Agreements and other related documents, at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website (http://www.sec.gov) that contains an electronic copy of the Registration Statement. You may also obtain a copy of the Registration Statement, free of charge, by going to the Investor section of Midwest’s website (www.midwestholding.com) or by written or oral request to Mark A. Oliver at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506, telephone: (402) 489-8266. Information contained in the Registration Statement or on Midwest’s website or that can be accessed through Midwest's website does not constitute a part of this Report. Midwest has included its website address as an inactive textual reference only. Information contained on Midwest’s website is not incorporated by reference into this Report, and you should not consider information contained Midwest’s website to be part of this Report or any amendment thereto.

Critical Accounting Policies and Estimates

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is an explanation of the Company’s accounting policies and the estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of the results of operations and financial position. A detailed discussion of significant accounting policies is provided in this report in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

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

     The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.

Deferred Acquisition Costs

     Incremental direct costs, net of amounts ceded to reinsurers, that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense.

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

     The Company performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2013, the fair value of the Company’s reporting units exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment. Management's determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

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

     The Company compared the carrying value of its identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2013, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

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

Future Policy Benefits

     The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed by using a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on industry experience expressed as a percentage of standard mortality tables.

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

Premium Revenue

When American Life commenced operations in September 2009, we began to receive premium income from the sales of life insurance. Capital Reserve, acquired in 2010, has had minimal impact on operations as it has no premium income or related expenses. Management expects the premium writings in American Life and Great Plains to increase in the next few years as the business continues to expand, and as assets and policy reserves grow, expects investment income to grow also. An evaluation of the best use of the assets obtained in the acquisitions of Capital Reserve and Old Reliance is ongoing.

Consolidated Results of Operations

     Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the years ended December 31, 2013 and 2012 are summarized in the table below.

	Year Ended December 31,
	2013	2012
Income:
Premiums	$4,331,329	$4,208,659
Investment income, net of expenses	521,746	480,183
Net realized gains on investments	5,736	134,120
Miscellaneous income	246,328	103,175
Realized gain on deconsolidation of Hot Dot Inc.	—	278,513
Realized gain on initial consolidation of Great Plains Financial Corp.	—	118,612
	$5,105,139	$5,323,262

     Premium revenue: Premium revenue in the year ended December 31, 2013 was $4,331,329 compared to $4,208,659 in the year ended December 31, 2012. The increase in premium revenue is primarily attributable to the consolidation of Great Plains Financial, which included 12 months of premiums to 2013 compared to 3 months in 2012. The Company recognizes 100% of the first year payments received for its Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits. Premiums on the Company’s other insurance products are recognized as earned when due. Production of new life premium slowed in the third quarter of 2013 as a result of delay in obtaining regulatory approval of American Life’s new life insurance products, as well as changes in field management in Great Plains. Management believes these slowdowns are temporary and expects production to increase as the company enters 2014, particularly as management intends to begin marketing the newly developed life products in the second quarter of 2014.

     Investment income, net of expenses: The components of net investment income for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
Fixed maturities	$398,377	$349,677
Equity securities	32,493	11,363
Cash and short-term investments	14,804	8,913
Equity in the net income of unconsolidated subsidiaries	10,023	36,043
Other	132,634	131,584
	568,285	537,580
Less investment expenses	(46,539)	(57,397)
	$521,746	$480,183

     Investment income, net of expenses was $521,746 in the year ended December 31, 2013 compared to $480,183 in the year ended December 31, 2012. The increase for the year ended December 31, 2013 is due to higher average invested balances as a result of investment of capital along with the acquisition of Great Plains Financial, higher effective yields on the investment portfolio and is offset by lower gains on equity method investments. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above. A majority of the Company’s “Other” investment income results from assets such as real estate, mortgage loans, and policy loans.

     Net realized gains on investments: Net realized gains on investments in the year ended December 31, 2013 was $5,736 compared to $134,120 in the year ended December 31, 2012. The Company sold more securities in 2012 to reposition its available for sale portfolio and to take advantage of gains due to favorable interest rate positions.

     Miscellaneous income: Miscellaneous income in the year ended December 31, 2013 was $246,328 compared to $103,175 in the year ended December 31, 2012. The increase in miscellaneous income is attributable to third-party administration fee income earned in 2013 from non-consolidated entities.

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

     Expenses for the years ended December 31, 2013 and 2012 are summarized in the table below.

	Year Ended December 31,
	2013	2012
Expenses:
Death and other benefits	$676,524	$814,306
Increase in benefit reserves	1,282,878	993,103
Amortization of deferred acquisition costs	861,840	631,121
Salaries and benefits	1,945,723	2,344,268
Other operating expenses	2,556,094	3,059,773
	$7,323,059	$7,842,571

     Death and other benefits: Death and other policy benefits were $676,524 in the year ended December 31, 2013 compared to $814,306 in the year ended December 31, 2012. The decrease in death and other policy benefits for the year ended December 31, 2013 is primarily attributable to a reduction of claims experienced on final expense and burial policies. Death benefits on the traditional life products were nominal in 2013 and 2012.

     Increase in benefit reserves: The increase in benefit reserves was $1,282,878 in the year ended December 31, 2013 compared to $993,103 in the year ended December 31, 2012. The increase in benefit reserves increased for the year ended December 31, 2013 compared to the same period in 2012 primarily due to the consolidation of Great Plains Financial, which included 12 months of expense compared to 3 months in 2012.

     Amortization of deferred acquisition costs: Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. The amortization of such costs was $861,840 in the year ended December 31, 2013, compared to $631,121 in the year ended December 31, 2012. The increase in amortization, results from an increase in the balances of deferred acquisition costs period over period. During the first quarter of 2012, the Company recorded a one-time adjustment related to our estimated amortization period for recognizing deferred acquisition costs creating a negative amortization amount of $233,195.

     Salaries and benefits: Salaries and benefits were $1,945,723 in the year ended December 31, 2013 compared to $2,344,268 in the year ended December 31, 2012. This decrease in payroll for the year ending December 31, 2013 compared to the same period in 2012 results from the deconsolidation of Hot Dot, which accounted for approximately $704,000 of payroll expenses during the year ended December 31, 2012 offset by the consolidation of Great Plains Financial, which increased payroll expenses by approximately $355,000 during the year ended December 31, 2013.

Other expenses: Other expenses (general administrative expenses, licenses and fees, and other expenses) were $2,556,094, in the year ended December 31, 2013 compared to $3,059,773 in the year ended December 31, 2012. The Company’s other operating expenses during the year ended December 31, 2013 decreased compared to the same period in 2012 as a result of the deconsolidation of Hot Dot, which accounted for approximately $408,000 of other operating expense during the year ended December 31, 2012 as well as a decrease in non-recurring legal and consulting expenses of approximately $274,000 related to the Company’s Form 10 filing as it became a public company during the first quarter of 2012.

     Net Loss: Net loss was ($2,217,920) for the year ended December 31, 2013, compared to a net loss of ($2,519,309) for the year ended December 31, 2012. The decrease in net loss was primarily attributable to an overall increase in premiums, investment income, and miscellaneous income described above and an overall decrease in expenses. As such, a share of the net loss is attributable to other noncontrolling owners, as described below.

     Loss attributable to noncontrolling interests: Midwest owns approximately 60% of the capital stock of Security Capital Corporation, approximately 24.7% of the capital stock of Hot Dot on the deconsolidation date of September 12, 2012, and approximately 25.7% of Great Plains Financial. Security Capital is consolidated on Midwest’s financial statements, Hot Dot was consolidated on Midwest’s financial statements through September 12, 2012 prior to being deconsolidated, and Great Plains Financial was consolidated on Midwest’s financial statements beginning on October 1, 2012. The loss attributable to noncontrolling interests on Midwest’s financial statements for the year ended December 31, 2013 represents the net loss of Great Plains Financial to the other, non-controlling shareholders of Great Plains Financial. The loss attributable to noncontrolling interests on Midwest’s financial statements for the year ended December 31, 2012 represents the allocation of pro rata portions of the net loss of Hot Dot to the other, noncontrolling shareholders. Security Capital has not had any income or expense for the past two years. The loss attributable to noncontrolling interests was ($267,481) for the year ended December 31, 2013, compared to ($861,622) for the year ended December 31, 2012. The decrease in loss attributable to noncontrolling interests reflects a decreased net loss incurred by Great Plains compared to the net loss incurred by Hot Dot in the periods presented. Both Security Capital and Hot Dot are development stage enterprises that have not generated significant income to offset their expenses.

     Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($1,950,439) for the year ended December 31, 2013 compared to a net loss of ($1,657,687) for the year ended December 31, 2012. The increase in the net loss for the year ended December 31, 2013 compared to same period in 2012 was primarily attributable to the change in net loss attributable to noncontrolling interests partially offset by lower salary and other operating expenses. We expect our losses to continue in the future as we incur costs to grow our life insurance business.

Investments

     The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,463,095	10.5%	$2,216,725	10.1%
States and political subdivisions — general
obligations	1,040,295	4.4	1,198,435	5.4
States and political subdivisions — special revenue	1,454,392	6.2	1,724,153	7.9
Corporate	9,232,925	39.2	5,394,150	24.5
Total fixed maturity securities	14,190,707	60.3	10,533,463	47.9
Equity securities:
Common corporate stock	—	—	1,175,977	5.3
Preferred corporate stock	75,000	0.3	75,000	0.3
Total equity securities	75,000	0.3	1,250,977	5.6
Cash and cash equivalents	3,377,978	14.4	4,346,555	19.8
Equity method investments	1,800,859	7.7	1,887,196	8.6
Equity securities, at cost	1,273,938	5.4	1,267,938	5.8
Short-term investments	1,180,314	5.0	1,171,280	5.3
Other investments:
Mortgage loans on real estate, held for investment	665,569	2.8	677,011	3.1
Real estate, held for investment	553,849	2.4	565,889	2.6
Policy loans	369,513	1.6	274,664	1.2
Notes receivable	27,383	0.1	27,383	0.1
Total	$23,515,110	100%	$22,002,356	100%

     Increases in fixed maturity securities primarily resulted from additional purchases made by American Life and Great Plains Life during the first and second quarters of 2013.

     Decrease in equity securities resulted from the sale of an investment in a mutual fund by Great Plains Financial during the first quarter of 2013.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
		Percent	Carrying	Percent
	Carrying Value	of Total	Value	of Total
AAA and U.S. Government	$2,557,644	18.0%	$2,320,825	22.0%
AA	1,745,616	12.3	1,934,358	18.4
A	7,526,873	53.0	3,514,312	33.4
BBB	2,260,155	15.9	2,569,921	24.4
Total investment grade	14,090,288	99.2	10,339,416	98.2
BB and other	100,419	0.8	194,047	1.8
Total	$14,190,707	100%	$10,533,463	100%

     Reflecting the high quality of securities maintained by the Company, 99.2% and 98.2% of all fixed maturity securities were investment grade as of December 31, 2013 and December 31, 2012, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings

Market Risks of Financial Instruments

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

     Net cash provided by operating activities was $512,765 for the year ended December 31, 2013. The primary sources of cash from operating activities were from premium receipts, collection amounts due from reinsurers and net investment income. The primary uses of cash from operating activities were from payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $3,438,815. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was the Company’s purchases of investments in available for sale securities, the net change in policy loans and the purchase of property and equipment. Net cash provided by financing activities was $1,957,473. The primary source of cash was receipts on deposit type contracts. These were offset by repurchases of common stock and payments made by the Company on its surplus notes.

     At December 31, 2013, the Company had cash and cash equivalents totaling $3,377,978. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of our insurance subsidiaries is uncertain and will require additional capital if they continue to grow.

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

(b) Management’s Assessment on Internal Control Over Financial Reporting

     Management of Midwest Holding Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management of the Company has conducted an assessment of the Company’s internal control over financial reporting at December 31, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on the Company’s assessment under the criteria of this framework, Management concluded that the Company’s internal control over financial reporting was effective at December 31, 2013.

(c) Changes in Internal Control over Financial Reporting

     There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2013 which has not been previously reported.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders.

     The Company has adopted a Code of Ethics for Officers, Directors and Employees. The Code of Ethics is available on the Company’s website at http://www.midwestholding.com.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

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

2.5

Plan and Agreement of Exchange - Midwest Holding Inc., Great Plains Financial Corporation and Security Capital Corporation dated November 25, 2013. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on February 11, 2014.)

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

Dated: March 31, 2014

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name: Mark A. Oliver
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mark A. Oliver	Chief Executive Officer	March 31, 2014
Mark A. Oliver	(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Rick D. Meyer	Chairman	March 31, 2014
Rick D. Meyer

/s/ Travis Meyer	Vice Chairman	March 31, 2014
Travis Meyer

/s/ Jack Theeler	Director	March 31, 2014
Jack Theeler

/s/ Les Meyer	Director	March 31, 2014
Les Meyer

/s/ John R. Perkins	Director	March 31, 2014
John R. Perkins

/s/ Milton Tenopir	Director	March 31, 2014
Milton Tenopir

/s/ Jim Ballard	Director	March 31, 2014
Jim Ballard

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Midwest Holding Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Midwest Holding Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules of Midwest Holding Inc. listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Holding Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey LLP
Omaha, Nebraska
March 31, 2014

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $14,932,459 and $10,615,033, respectively)	$14,190,707	$10,533,463
Equity securities (cost: $75,000 and $1,274,111, respectively)	75,000	1,250,977
Equity method investments	1,800,859	1,887,196
Equity securities, at cost	1,273,938	1,267,938
Mortgage loans on real estate, held for investment	665,569	677,011
Real estate, held for investment	553,849	565,889
Policy loans	369,513	274,664
Notes receivable	27,383	27,383
Short-term investments	1,180,314	1,171,280
Total investments	20,137,132	17,655,801
Cash and cash equivalents	3,377,978	4,346,555
Amounts recoverable from reinsurers	30,660,618	32,265,463
Interest and dividends due and accrued	189,280	146,938
Due premiums	653,137	820,123
Deferred acquisition costs, net	2,722,819	2,650,957
Value of business acquired, net	821,771	964,557
Intangible assets	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	372,368	445,860
Other assets	1,473,745	1,752,685
Total assets	$62,238,672	$62,878,763
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$33,866,409	$33,588,589
Policy claims	529,139	571,870
Deposit-type contracts	14,739,655	12,865,671
Advance premiums	87,850	86,743
Total policy liabilities	49,223,053	47,112,873
Accounts payable and accrued expenses	1,451,464	874,642
Surplus notes	550,000	650,000
Total liabilities	51,224,517	48,637,515
Commitments and Contingencies (See Note 8)
Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value. Authorized 2,000,000 shares; issued
and outstanding 74,159 shares	74	74
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and
outstanding 9,120,239 and 9,106,717 shares, respectively.	9,121	9,106
Additional paid-in capital	25,131,714	25,361,520
Stock subscription receivable	(1,917)	(13,417)
Accumulated deficit	(17,707,433)	(15,756,994)
Accumulated other comprehensive loss	(740,091)	(64,352)
Total Midwest Holding Inc.’s stockholders’ equity	6,691,468	9,535,937
Noncontrolling interests	4,322,687	4,705,311
Total stockholders’ equity	11,014,155	14,241,248
Total liabilities and stockholders’ equity	$62,238,672	$62,878,763

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2013 and 2012

	2013	2012
Income:
Premiums	$4,331,329	$4,208,659
Investment income, net of expenses	521,746	480,183
Net realized gains on investments	5,736	134,120
Miscellaneous income	246,328	103,175
Realized gain on deconsolidation of Hot Dot, Inc.	—	278,513
Realized gain on initial consolidation of Great Plains Financial Corp.	—	118,612
	5,105,139	5,323,262
Expenses:
Death and other benefits	676,524	814,306
Increase in benefit reserves	1,282,878	993,103
Amortization of deferred acquisition costs	861,840	631,121
Salaries and benefits	1,945,723	2,344,268
Other operating expenses	2,556,094	3,059,773
	7,323,059	7,842,571
Loss before income tax expense	(2,217,920)	(2,519,309)
Income tax expense	—	—
Net loss	(2,217,920)	(2,519,309)
Less: Loss attributable to noncontrolling interests	(267,481)	(861,622)
Net loss attributable to Midwest Holding Inc.	$(1,950,439)	$(1,657,687)
Comprehensive income (loss):
Unrealized (losses) gains on investments
arising during period	(701,973)	442, 286
Less: reclassification adjustment for net
realized gains on investments	(5,736)	(134,120)
Other comprehensive (loss) income	(707,709)	308,166
Less: Comprehensive (loss) attributable to noncontrolling interest	(31,970)	—
Total comprehensive (loss) income attributable to Midwest Holding Inc.	(675,739)	308,166
Comprehensive loss attributable to Midwest Holding Inc.	$(2,626,178)	$(1,349,521)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.29)	$(0.18)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013 and 2012

						Accumulated	Total Midwest
			Additional	Stock		Other	Holding Inc.’s		Total
	Preferred	Common	Paid-In	Subscription	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Receivable	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2011	$74	$9,106	$24,668,440	$(24,917)	$(14,099,307)	$(391,051)	$10,162,345	$1,433,000	$11,595,345
Non-cash compensation expense	—	—	—	11,500	—	—	11,500	—	11,500
Changes in equity of noncontrolling interests	—	—	693,080		—	18,533	711,613	4,133,933	4,827,013
Net loss	—	—	—	—	(1,657,687)	—	(1,657,687)	(861,622)	(2,519,309)
Other comprehensive income	—	—	—	—	—	308,166	308,166	—	308,166
Balance, December 31, 2012	$74	$9,106	$25,361,520	$(13,417)	$(15,756,994)	$(64,352)	$9,535,937	$4,705,311	$14,241,248
Non-cash compensation expense	—	—	—	11,500	—	—	11,500	—	11,500
Issuances of common stock, net of capital raising expenses	—	60	(60)	—	—	—	—	—	—
Repurchases of common stock	—	(45)	(215,738)	—	—	—	(215,783)	—	(215,783)
Changes in equity of noncontrolling interests	—	—	(14,008)	—	—	—	(14,008)	(83,173)	(97,181)
Net loss	—	—	—	—	(1,950,439)	—	(1,950,439)	(267,481)	(2,217,920)
Other comprehensive loss	—	—	—	—	—	(675,739)	(675,739)	(31,970)	(707,709)
Balance, December 31, 2013	$74	$9,121	$25,131,714	$(1,917)	$(17,707,433)	$(740,091)	$6,691,468	$4,322,687	$11,014,155

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2013 and 2012

	2013	2012
Cash Flows from Operating Activities:
Net loss	$(2,217,920)	$(2,519,309)
Adjustments to reconcile net loss to net cash and cash equivalents provided by
(used in) operating activities:
Amortization of premium and discount on investments	138,957	98,436
Depreciation and amortization	322,809	366,366
Deferred acquisition costs capitalized	(933,702)	(1,173,683)
Amortization of deferred acquisition costs	861,840	631,121
Net realized gains on investments	(5,736)	(134,120)
Gain on deconsolidation of Hot Dot, Inc.	—	(278,513)
Gain on initial consolidation of Great Plains Financial Corporation	—	(118,612)
Equity in the net loss (income) of unconsolidated subsidiaries	10,023	(36,043)
Non-cash compensation expense	11,500	11,500
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	1,604,845	1,679,278
Interest and dividends due and accrued	(42,342)	31,847
Due premiums	166,986	(556,861)
Policy liabilities	(260,257)	(765,665)
Other assets and liabilities	855,762	63,586
Net cash provided by (used in) operating activities	512,765	(2,700,672)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(10,334,469)	(14,528,678)
Proceeds from sale or maturity	7,088,586	12,342,364
Net change in equity securities carried at cost:
Purchases	(15,000)	(30,000)
Proceeds from sale or maturity	9,000	11,250
Proceeds from payments on mortgage loans on real estate, held for investment	11,442	238,454
Net change in policy loans	(94,849)	50,475
Net change in notes receivable	—	144,999
Net change in short-term investments	(9,034)	512,975
Purchases of property and equipment	(94,491)	(174,710)
Deconsolidation of Hot Dot, Inc. (Note 12)	—	(2,322,867)
Acquisitions of businesses, net of cash and cash equivalents acquired	—	4,087,454
Net cash (used in) provided by investing activities	(3,438,815)	331,716
Cash Flows from Financing Activities:
Repurchases of common stock	(215,783)	—
Net proceeds from issuing equity in Hot Dot, Inc.	—	3,350,409
Payments on surplus notes	(100,000)	(300,000)
Net transfers from noncontrolling interests	(97,181)	(81,218)
Receipts on deposit-type contracts	2,636,959	1,397,385
Withdrawals on deposit-type contracts	(266,522)	(120,790)
Net cash provided by financing activities	1,957,473	4,245,786
Net increase (decrease) in cash and cash equivalents	(968,577)	1,876,830
Cash and cash equivalents:
Beginning	4,346,555	2,469,725
Ending	$3,377,978	$4,346,555

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Supplemental Cash Flow Information

Years Ended December 31, 2013 and 2012

	2013	2012
Deconsolidation of Hot Dot, Inc.:
Investments, available for sale, equity securities	$—	$39,735
Notes receivable	—	75,000
Intangible asset	—	989,900
Property and equipment	—	54,750
Gain on deconsolidation	—	278,513
Equity investment in Hot Dot at deconsolidation date	—	(570,190)
Change in noncontrolling interest	—	(3,175,575)
Other liabilities	—	(15,000)
	$—	$(2,322,867)
Acquisition of Great Plains Financial Corporation:
Investments	$—	$(2,663,248)
Amounts recoverable from reinsurers	—	(38,754)
Due premiums	—	(92,315)
Other assets	—	(1,439,607)
Benefit reserves	—	1,221,816
Policy claims	—	38,380
Deposit-type contracts	—	737,230
Gain on initial consolidation of Great Plains Financial	—	118,612
Equity investment in Great Plains Financial at initial consolidation date	—	1,174,142
Change in noncontrolling interest	—	4,751,930
Other liabilities	—	279,268
	$—	$4,087,454

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

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial Corporation (Great Plains Financial). As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s ability to significantly influence the operations of Great Plains Financial, the Company began consolidating Great Plains Financial during fourth quarter of 2012. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains Financial to 25.7% as of December 31, 2013.

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

     Investments: All fixed maturities and a portion of the equity securities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in comprehensive loss.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the years ended December 31, 2013 or 2012.

     Included within the Company’s equity securities carried at cost and equity method investments are certain privately placed common stocks for several holding companies organized for the purpose of forming life insurance subsidiaries. Our privately placed common stocks are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. These securities do not have a readily determinable fair value. The Company does not control these entities economically, and therefore does not consolidate these entities. The Company reports the earnings from privately placed common stocks accounted for under the equity method in net investment income.

     Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of December 31, 2013 and 2012, primarily as a result of the seller’s guaranteed performance of the mortgage loans acquired as part of the Old Reliance transaction.

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

     Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At December 31, 2013 and 2012, the cost of these investments approximates fair value due to the short duration to maturity.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

     Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2013 and 2012, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

     Deferred acquisition costs: Deferred acquisition costs consist of incremental direct costs, net of amounts ceded to reinsurers, that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. The Company evaluates the types of acquisition costs it capitalizes. The Company capitalizes agent compensation and benefits and other expenses that are directly related to the successful acquisition of contracts. The Company also capitalizes expenses directly related to activities performed by the Company, such as underwriting, policy issuance, and processing fees incurred in connection with successful contract acquisitions.

     Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its December 31, 2013 analysis that all deferred acquisition costs were recoverable.

     The following table provides information about deferred acquisition costs for the years ended December 31, 2013 and 2012, respectively.

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$2,650,957	$2,108,395
Capitalization of commissions, sales and issue expenses	933,702	1,173,683
Gross amortization	(861,840)	(631,121)
Balance at end of period	$2,722,819	$2,650,957

     Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $11,633 for each of the years ended December 31, 2013 and 2012 relative to this transaction.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Additionally, the Company paid an upfront ceding commission of $375,000 to Security National Life Insurance Company (SNL). An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the years ended December 31, 2013 and 2012 relative to this transaction totaled $34,801. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place.

     Additionally, American Life purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the years ended December 31, 2013 and 2012 totaled $96,353 and $117,542, respectively.

     Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its December 31, 2013 analysis that all value of business acquired were recoverable.

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

     The Company elected to forgo the qualitative impairment analysis and performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2013, the fair value of the Company’s reporting units exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment. Management's determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The Company compared the carrying value of its identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2013, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

     Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $167,982 and $154,702 for the years ended December 31, 2013 and 2012, respectively. The accumulated depreciation totaled $545,646 and $377,664 as of December 31, 2013 and December 31, 2012, respectively.

     Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. The Company determined that no such events occurred that would indicate the carrying amounts may not be recoverable.

     Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2013 or 2012.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Deposit-type contracts: Deposit-type contracts consist of amounts on deposit associated with deferred annuity riders, premium deposit funds and supplemental contracts without life contingencies.

     Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2010. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at December 31, 2013 and 2012.

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

     Liabilities for future policy benefits are provided and acquisition costs are amortized by associating benefits and expenses with earned premiums to recognize related profits over the life of the contracts. Acquisition costs are amortized over the life of the premiums produced. Traditional life insurance products are treated as long duration contracts, which generally remain in force for the lifetime of the insured.

     Comprehensive loss: Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive loss includes unrealized gains and losses from marketable securities classified as available for sale, net of applicable taxes.

     Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At December 31, 2013 and 2012, the Company had 9,120,239 and 9,106,717 common shares issued and outstanding, respectively.

     The Class A preferred shares are non-cumulative, non-voting and convertible to common shares after five years at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both December 31, 2013 and 2012, the Company had 74,159 preferred shares issued and outstanding.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2013 and 2012 were 9,111,004 and 9,106,717 shares, respectively.

     Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Chief Executive Officer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased. The balance of the receivable as of December 31, 2013 and December 31, 2012 was $1,917 and $13,417, respectively. This receivable was partially forgiven, resulting in non-cash compensation expense of $11,500 for each of the years ended December 31, 2013 and 2012.

Risk and uncertainties: Certain risks and uncertainties are inherent in our day-to-day operations and in the process of preparing our consolidated financial statements. The more significant of those risks and uncertainties, as well as the Company’s method for mitigating the risks, are presented below and throughout the notes to the consolidated financial statements.

  Estimates—The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, deferred acquisition costs, value of business acquired, goodwill, and future contract benefits.
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

     In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists, which finalizes Proposed ASU No. EITF-13C, and requires an entity's unrecognized tax benefit to be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU applies prospectively for reporting periods beginning after December 15, 2013. Retrospective application and early adoption are also permitted. We do not expect ASU No. 2013-02 or ASU No. 2013-11 to have a material impact on our consolidated financial statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

Note 2. Noncontrolling Interests

     The effects on our equity of changes in our ownership interest in equity securities were as follows.

	Year Ended December 31,
	2013	2012
Net loss attributable to Midwest Holding Inc.	$(1,950,439)	$(1,657,687)
Transfers (to) from noncontrolling interests:
Increase in Midwest Holding Inc.’s additional paid-in
capital for Great Plains Financial stock purchases,
net of change in ownership	—	104,977
Increase in Midwest Holding Inc.’s additional paid-in
capital for Hot Dot equity issuances, net of change in
ownership	—	588,103
Change from net income (loss attributable to Midwest Holding Inc.
and transfers from noncontrolling interests	$(1,950,439)	$(964,607)

Note 3. Investments

     The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2013 and 2012 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2013:
Fixed maturities:
U.S. government obligations	$2,483,199	$23,398	$43,502	$2,463,095
States and political subdivisions — general obligations	1,147,325	—	107,030	1,040,295
States and political subdivisions — special revenue	1,573,336	—	118,944	1,454,392
Corporate	9,728,599	2,378	498,052	9,232,925
Total fixed maturities	14,932,459	25,776	767,528	14,190,707
Equity securities:
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	75,000	—	—	75,000
Total	$15,007,459	$25,776	$767,528	$14,265,707
December 31, 2012:
Fixed maturities:
U.S. government obligations	$2,126,977	$89,748	$—	$2,216,725
States and political subdivisions — general obligations	1,219,757	1,298	22,620	1,198,435
States and political subdivisions — special revenue	1,766,140	2,242	44,229	1,724,153
Corporate	5,502,159	19,630	127,639	5,394,150
Total fixed maturities	10,615,033	112,918	194,488	10,533,463
Equity securities:
Common corporate stock	1,199,111	1,850	24,984	1,175,977
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	1,274,111	1,850	24,984	1,250,977
Total	$11,889,144	$114,768	$219,472	$11,784,440

The Company had one security that individually exceeds 10% of the total of the state and political subdivisions categories as of December 31, 2013. The amortized cost, fair value, credit rating, and description of the security is as follows:

	Amortized	Estimated Fair
	Cost	Value	Credit Rating
December 31, 2013:
Fixed maturities:
States and political subdivisions — general obligations
Maricopa County Arizona School District No. 31	$341,390	$332,112	AA-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table summarizes, for all securities in an unrealized loss position at December 31, 2013 and 2012, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2013			December 31, 2012
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$578,914	$43,502	6	$—	$—	—
States and political subdivisions —
general obligations	320,416	32,506	3	730,863	14,810	5
States and political subdivisions —
special revenue	653,897	56,717	11	1,256,996	35,403	12
Corporate	7,998,855	498,052	73	3,607,480	114,620	22
Greater than 12 months:
States and political subdivisions —
general obligations	719,879	74,524	4	226,846	7,810	1
States and political subdivisions —
special revenue	800,495	62,227	6	202,390	8,826	1
Corporate	—	—	—	86,400	13,019	1
Total fixed maturities	$11,072,456	$767,528	103	$6,110,975	$194,488	42
Equity Securities:
Less than 12 months:
Common corporate stock	$—	$—	—	$1,072,325	$24,984	3
Total equity securities	—	—	—	1,072,325	24,984	3
Total	$11,072,456	$767,528	103	$7,183,300	$219,472	45

Based on our review of the securities in an unrealized loss position at December 31, 2013 and 2012, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2013, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The amortized cost and estimated fair value of fixed maturities at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$1,325,740	$1,324,378
Due after one year through five years	2,262,985	2,254,934
Due after five years through ten years	8,398,569	7,943,789
Due after ten years	2,945,165	2,667,606
	$14,932,459	$14,190,707

     The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At December 31, 2013 and 2012, these required deposits had a total amortized cost of $2,967,441 and $2,603,290 and fair values of $2,912,017 and $2,668,972, respectively.

      The components of net investment income for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
Fixed maturities	$398,377	$349,677
Equity securities	32,493	11,363
Cash and short-term investments	14,804	8,913
Gain from equity method investments	(10,023)	36,043
Other	132,634	131,584
	568,285	537,580
Less investment expenses	(46,539)	(57,397)
	$521,746	$480,183

     Proceeds for the years ended December 31, 2013 and 2012 from sales of investments classified as available-for-sale were $6,877,586 and $12,353,614, respectively. Gross gains of $145,124 and $188,486 and gross losses of $139,388 and $54,366 were realized on those sales during the years ended December 31, 2013 and 2012, respectively.

     As of December 31, 2013, no mortgage loans were in a delinquent status and all interest on mortgage loans was current. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$677,011	$915,465
Proceeds from payments on mortgage loans on real estate, held for investment	(11,442)	(238,454)
Balance at end of period	$665,569	$677,011

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

     Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended December 31, 2013, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

     Equity method investments: The equity method investments are comprised of the Company’s investments in First Wyoming and Hot Dot. These securities have no active trading and the fair value for these securities is not readily determinable. Therefore, these investments have been omitted from the following fair value disclosure tables.

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

     Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value measurement tables, the Company has included accrued interest expense of approximately $164,000 and $132,000 in carrying value of the surplus notes as of December 31, 2013 and 2012, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012.

		Significant
	Quoted	Other	Significant
	in Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2013
Fixed maturities:
U.S. government obligations	$—	$2,463,095	$—	$2,463,095
States and political subdivisions — general obligations	—	1,040,295	—	1,040,295
States and political subdivisions — special revenue	—	1,454,392	—	1,454,392
Corporate	—	9,232,925	—	9,232,925
Total fixed maturities	—	14,190,707	—	14,190,707
Equity securities:
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	—	75,000	—	75,000
Total	$—	$14,265,707	$—	$14,265,707
December 31, 2012
Fixed maturities:
U.S. government obligations	$—	$2,216,725	$—	$2,216,725
States and political subdivisions — general obligations	—	1,198,435	—	1,198,435
States and political subdivisions — special revenue	—	1,724,153	—	1,724,153
Corporate	—	5,394,150	—	5,394,150
Total fixed maturities	—	10,533,463	—	10,533,463
Equity securities:
Common corporate stock	1,175,977	—	—	1,175,977
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	1,175,977	75,000	—	1,250,977
Total	$1,175,977	$10,608,463	$—	$11,784,440

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2013 or 2012.

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

     The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of December 31, 2013 and 2012, respectively:

	December 31, 2013
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate, held for
investment	$665,569	$—	$—	$690,591	$690,591
Policy loans	369,513	—	—	369,513	369,513
Notes receivable	27,383	—	—	27,383	27,383
Short-term investments	1,180,314	1,180,314	—	—	1,180,314
Cash and cash equivalents	3,377,978	3,377,978	—	—	3,377,978
Liabilities:
Policyholder deposits
(Investment-type contracts)	14,739,655	—	—	14,739,655	14,739,655
Surplus Notes and Accrued Interest Payable	714,000	—	—	704,192	704,192

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	December 31, 2012
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate, held for
investment	$677,011	$—	$—	$706,434	$706,434
Policy loans	274,664	—	—	274,664	274,664
Notes receivable	27,383	—	—	27,383	27,383
Short-term investments	1,171,280	1,171,280	—	—	1,171,280
Cash and cash equivalents	4,346,555	4,346,555	—	—	4,346,555
Liabilities:
Policyholder deposits
(Investment-type contracts)	12,865,671	—	—	13,163,620	13,163,620
Surplus Notes and Accrued Interest Payable	782,000	—	—	777,218	777,218

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 5. Income Tax Matters

     Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Loss carryforwards	$6,594,919	$6,061,739
Capitalized costs	821,248	898,240
Unrealized losses on investments	252,196	28,181
Benefit reserves	1,235,692	1,157,055
Total deferred tax assets	8,904,055	8,145,215
Less valuation allowance	(7,132,984)	(6,208,648)
Total deferred tax assets, net of valuation allowance	1,771,071	1,936,567
Deferred tax liabilities:
Policy acquisition costs	978,902	1,018,676
Due premiums	222,067	278,842
Value of business acquired	279,402	327,949
Intangible assets	238,000	238,000
Property and equipment	52,700	73,100
Total deferred tax liabilities	1,771,070	1,936,567
Net deferred tax assets	$—	$—

     At December 31, 2013 and 2012, the Company recorded a valuation allowance of $7,132,984 and $6,208,648, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Loss carryforwards for tax purposes as of December 31, 2013, have expiration dates that range from 2024 through 2028.

     There was no income tax expense for the years ended December 31, 2013 and 2012. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Year Ended December 31,
	2013	2012
Computed expected income tax benefit	$(669,045)	$(563,614)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	29,497	21,585
Dividends received deduction	(5,452)	(20,284)
True-up of provision to actual	—	(110,899)
Deconsolidation of Hot Dot, Inc.	—	(336,566)
Noncontrolling interests	(17,632)	—
Other	(37,689)	105,426
	(31,276)	(340,738)
Tax benefit before valuation allowance	(700,321)	(904,352)
Change in valuation allowance	700,321	904,352
Net income tax expense	$—	$—

Note 6. Reinsurance

     A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
Balance sheets:
Benefit and claim reserves assumed	$2,814,704	$2,887,596
Benefit and claim reserves ceded	30,660,618	32,265,463

	Year Ended December 31,
	2013	2012
Statements of comprehensive income:
Premiums assumed	$30,002	$32,469
Premiums ceded	362,851	410,680
Benefits assumed	42,099	79,287
Benefits ceded	760,017	675,990
Commissions assumed	38	66
Commissions ceded	4,432	12,849

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of December 31, 2013:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
SNL	NR	$—	$98,542	$17,262,833	$67,033	$17,294,342
Optimum Re Insurance Company	A–	—	19,008	464,031	—	483,039
Sagicor Life Insurance Company	A–	—	230,487	12,871,122	218,372	12,883,237
			$348,037	$30,597,986	$285,405	$30,660,618

     Capital Reserve has a 100% coinsurance agreement with SNL whereby 100% of the business written by Capital Reserve is ceded to SNL. At December 31, 2013 and 2012, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Capital Reserve to SNL were $17,294,342 and $18,266,601, respectively. Capital Reserve remains contingently liable on this ceded reinsurance should SNL be unable to meet their obligations.

     During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At December 31, 2013 and 2012, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $12,883,237 and $13,530,051, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

     The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At December 31, 2013, the Company had over 98% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $17.3 million of reinsurance recoverable.

     The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At December 31, 2013 and 2012, no contingency reserve was established.

Note 7. Deposit-Type Contracts

     The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2013 and 2012:

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	Year Ended
	December 31, 2013	December 31, 2012
Beginning balance	$12,865,671	$11,933,276
Change in deposit-type contracts from Old Reliance
and Great Plains Life acquisition	—	737,230
Change in deposit-type contracts assumed from SNL	(66,572)	(219,011)
Change in deposit-type contracts fully ceded by Capital Reserve	(683,070)	(958,644)
Deposits received	2,636,959	1,397,385
Investment earnings	253,189	96,225
Withdrawals	(266,522)	(120,790)
Ending balance	$14,739,655	$12,865,671

     Under the terms of American Life’s coinsurance agreement with SNL, American Life assumes certain deposit-type contract obligations, as shown in the table above. Additionally, Capital Reserve cedes 100% of its direct business to SNL. Accordingly, this amount is presented within the corresponding single line above. The remaining deposits, withdrawals and interest credited represent those for American Life’s direct business.

Note 8. Commitments and Contingencies

     Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

     Regulatory Matters: State regulatory bodies, the SEC, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries. Agencies from the states of Arizona, Missouri, and Wyoming are currently conducting a routine regulatory examination for the period 2009 through 2012 as required by state statutes.

     Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expires on May 1, 2015. Great Plains Financial entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expires on April 30, 2014. Great Plains also entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. Rent expense for the years ended December 31, 2013 and 2012 was $175,476 and $147,957, respectively. Future minimum payments are as follows:

2014	$167,002
2015	144,038
2016	137,088
2017	133,603
2018	136,557
Later years	771,222
Total	$1,489,510

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 9. Statutory Net Income and Surplus

     American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve and Great Plains Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri and South Dakota Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of American Life, Capital Reserve, and Great Plains Life as of December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012.

	Statutory Capital and Surplus as of
	December 31, 2013	December 31, 2012
American Life	$1,840,429	$1,981,613
Capital Reserve	$1,280,970	$1,396,147
Great Plains Life	$2,103,988	$2,180,787

	Statutory Net Loss for the Years Ended December 31,
	2013	2012
American Life	$154,371	$911,049
Capital Reserve	$115,884	$66,813
Great Plains Life	$160,698	$116,914

Note 10. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of December 31, 2013:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
First American Capital Corporation	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

     Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of December 31, 2013, the Company has accrued $164,449 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. During the first quarter of 2013, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On January 4, 2013, the Company paid down $100,000 of principal and approximately $7,000 of accrued interest.

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
$(2,322,867)

     Midwest determined that the fair value of Hot Dot on the date of deconsolidation approximated carrying value as Hot Dot has no active trading. The fair value for Hot Dot was determined through the use of unobservable assumptions about market participants. Hot Dot is regularly bringing in new investors at or above the prices paid by the Company. Accordingly, the Company has asserted that a willing market participant would purchase the security for the same price as the Company paid until such time as the development stage company commences operations. Midwest determined the deconsolidation date fair value of its remaining 16.45% interest in Hot Dot to be $570,190. As a result of the deconsolidation, Midwest recognized a gain of $278,513 recorded in realized gain on deconsolidation of Hot Dot, Inc. on the consolidated statements of comprehensive income for the year ended December 31, 2012. The results of Hot Dot have been reflected in Midwest’s consolidated financial statements up to the date of the stock repurchase by Hot Dot. Subsequent to the deconsolidation of Hot Dot, the company accounts for its investment in Hot Dot using the equity method.

     The following pro forma information presents the combined results of the Company as though Hot Dot was accounted for as an equity method investment by the Company and not consolidated into the Company’s financial statements since the Company’s purchase of the investment during the third quarter of 2011.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Year Ended
December 31, 2012
Premiums	$4,208,659
Other income	719,486
Expenses	(6,730,258)
Net loss	(1,802,113)
Less: Loss attributable to noncontrolling interests	(24,091)
Net loss attributable to Midwest Holding Inc.	(1,778,022)
Net loss attributable to Midwest Holding Inc. per common share	$(0.20)

Note 12. Investment in Great Plains Financial Corporation and First Wyoming Capital Corporation

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

     During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s ability to significantly influence the operations of Great Plains Financial, the Company began consolidating Great Plains Financial during fourth quarter of 2012. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains Financial to 25.7% as of December 31, 2013.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     During 2012, the Company recognized a gain of $118,612 on the consolidated statements of comprehensive income for the excess of the acquisition date fair value of its previously held equity interest over its carrying value on the acquisition date. After the recognition of this gain, the new carrying value of Great Plains was equal to the acquisition date fair value of the previously held equity interest.

     The following pro forma information presents the combined results of the Company as though the consolidation of Great Plains into the Company’s financial statements occurred on January 1, 2012.

Year Ended
December 31, 2012
Premiums	$5,494,457
Other income	1,176,681
Expenses	(9,419,078)
Net loss	(2,747,940)
Less: Loss attributable to noncontrolling interests	(794,485)
Net loss attributable to Midwest Holding Inc.	(1,953,455)
Net loss attributable to Midwest Holding Inc. per common share	$(0.21)

     During the second quarter of 2012, the Company obtained significant influence over First Wyoming Capital Corporation (First Wyoming) by filling First Wyoming’s top executive management positions and a majority of its board of director seats with employees and directors of the Company. At this time, the Company began reporting its investment in First Wyoming under the equity method. Our total investment in First Wyoming is 896,500 shares. Our aggregate ownership percentage was approximately 22.65% as of December 31, 2013.

Note 13. Related Party Transactions

     American Life had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and American Life, specifies that the corporation, a licensed insurance agency, shall receive an override commission on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. Total payments made by American Life during the years ended December 31, 2013 and 2012 were $25,608 and $49,327, respectively. This agreement was terminated in October 2011; however override payments are still being made for renewal business.

     The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to the Company’s subsidiaries and to non-consolidated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the years ended December 31, 2013 and 2012 amounted to $238,947 and $84,003, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 14. Subsequent Events

     All of the effects of subsequent events that provide additional evidence about conditions that existed at December 31, 2013, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

     The Company has evaluated subsequent events through the date that the consolidated financial statements were issued.

     On February 11, 2014, Midwest filed Form S-4, Registration of Securities Issued in Business Combination Transactions, related the proposed merger of Midwest, Great Plains Financial, and Security Capital. On November 25, 2013, the Company entered into a Plan and Agreement of Exchange (the “Exchange Agreement”) with Great Plains Financial and Security Capital whereby the shareholders of Great Plains Financial and Security Capital will receive shares of Midwest voting common stock equal to an agreed upon value of shares currently owned in each respective company. If the Exchange Agreement is approved by the shareholders of each of Great Plains and Security Capital, Great Plains and Security Capital will become wholly owned subsidiaries of Midwest. Approval is expected in the second quarter of 2014.

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

I — Summary of Investments — Other Than Investments in Related Parties	FS-2
II — Condensed Financial Information of Registrant	FS-3
III — Supplementary Insurance Information	FS-6
IV — Reinsurance	FS-7
V — Valuation and Qualifying Accounts	FS-8

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2013

			Amount
			Recognized in
			Consolidated
	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturity securities, available for sale:
U.S. government obligations	$2,483,199	$2,463,095	$2,463,095
States and political subdivisions — general obligations	1,147,325	1,040,295	1,040,295
States and political subdivisions — special revenue	1,573,336	1,454,392	1,454,392
Corporate	9,728,599	9,232,925	9,232,925
Total fixed maturity securities	14,932,459	14,190,707	14,190,707

Equity securities:
Preferred corporate stock	75,000	75,000	75,000
Total equity securities	75,000	$75,000	75,000

Equity method investments	1,800,859		1,800,859
Equity securities, at cost	1,273,938		1,273,938
Mortgage loans on real estate, held for investment	665,569		665,569
Real estate, held for investment	553,849		553,849
Policy loans	369,513		369,513
Notes receivable	27,383		27,383
Short-term investments	1,180,314		1,180,314
Total investments	$20,878,884		$20,137,132

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Balance Sheets

	As of December 31,
	2013	2012
Assets
Investment in subsidiaries (1)	$5,483,331	$7,098,917

Equity method investments	1,800,859	1,887,196
Equity securities, at cost	208,750	217,750
Notes receivable	27,383	27,383
Total investments	7,520,323	9,231,246
Cash and cash equivalents	50,112	152,909
Property and equipment, net	68,584	105,936
Other assets	165,059	205,711
Total assets	$7,804,078	$9,695,802
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	1,112,610	159,865
Total liabilities	1,112,610	159,865
Stockholders’ Equity:
Preferred stock, Series A	74	74
Common stock	9,121	9,106
Additional paid-in capital	25,131,714	25,361,520
Stock subscription receivable	(1,917)	(13,417)
Accumulated deficit	(17,707,433)	(15,756,994)
Accumulated other comprehensive loss	(740,091)	(64,352)
Total Midwest Holding Inc.’s stockholders’ equity	6,691,468	9,535,937
Total liabilities and stockholders’ equity	$7,804,078	$9,695,802
____________________

(1)	Eliminated in consolidation.

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012
Income:
Investment income, net of expenses	$6,079	$12,240
Net realized gain on investments	—	783
Miscellaneous income	583,202	347,929
Realized gain on deconsolidation of Hot Dot, Inc.	—	278,513
Realized gain on initial consolidation of Great Plains Financial	—	118,612
	589,281	758,077
Expenses:
General	2,054,302	1,577,535

Loss before income tax expense	(1,465,021)	(819,458)
Income tax expense	—	—
Loss before equity in loss of consolidated subsidiaries	(1,465,021)	(819,458)
Equity in loss of consolidated subsidiaries	(485,418)	(838,229)
Net loss attributable to Midwest Holding Inc.	$(1,950,439)	$(1,657,687)

Comprehensive loss:
Unrealized gains (losses) on investments arising during period	(675,739)	308,949
Less: reclassification adjustment for net realized gains on investments	—	(783)
Other comprehensive income (loss)	(675,739)	308,166
Comprehensive loss attributable to Midwest Holding Inc.	$(2,626,178)	$(1,349,521)

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(1,950,439)	$(1,657,687)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	1,002,152	838,229

Depreciation	39,687	49,074
Net realized gain on investments	—	(783)
Gain on deconsolidation of Hot Dot, Inc.	—	(278,513)
Gain on initial consolidation of Great Plains Financial Corporation	—	(118,612)
Gain from equity method investments	10,024	(36,043)

Non-cash compensation expense	11,500	11,500
Changes in operating assets and liabilities:
Interest and dividends due and accrued	—	256
Other assets and liabilities	993,397	203,306
Net cash used in operating activities	106,321	(989,273)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	—	(1,398,303)
Sales, maturities and calls	9,000	68,388
Net change of mortgage loans on real estate, held for investment	—	230,000

Proceeds from payments on notes receivable	—	220,000
Purchases of property and equipment	(2,335)	(30,292)
Net cash used in investing activities	6,665	(910,207)
Cash Flows from Financing Activities:
Repurchases of common stock	(215,783)	—
Net proceeds from issuing equity in Hot Dot, Inc.	—	588,103
Net transfers from noncontrolling interests	—	104,977
Net cash provided by financing activities	(215,783)	693,080
Net (decrease) in cash and cash equivalents	(102,797)	(1,206,400)
Cash and cash equivalents:
Beginning	152,909	1,359,309
Ending	$50,112	$152,909

See accompanying Report of Independent Registered Public Accounting Firm

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

	As of December 31, 2013			For the Year Ended December 31, 2013
		Future Policy				Death and	Amortization
		Benefits,				Other Benefits	of Deferred
	Deferred Policy	Claims and			Net	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Premium	Investment	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Revenue	Income	Reserves	Costs	Expenses
Life Insurance	$2,722,819	$49,135,203	$87,850	$4,331,329	$521,746	$1,959,402	$861,840	$4,501,817

	As of December 31, 2012			For the Year Ended December 31, 2012
		Future Policy				Death and	Amortization
		Benefits,				Other Benefits	of Deferred
	Deferred Policy	Claims and			Net	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Premium	Investment	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Revenue	Income	Reserves	Costs	Expenses
Life Insurance	$2,650,957	$47,026,130	$86,743	$4,208,659	$480,183	$1,807,409	$631,121	$5,404,041

See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

					Percentage
			Assumed		of Amount
		Ceded to Other	from Other		Assumed to
	Gross Amount	Companies	Companies	Net Amount	Net
Year ended December 31, 2013

Life insurance in force	$274,944,000	$153,161,000	$2,605,000	$124,388,000	2.09%

Life insurance premiums	$4,656,704	$355,377	$30,002	$4,331,329	0.69%

Year ended December 31, 2012

Life insurance in force	$273,097,000	$156,478,000	$2,757,000	$119,376,000	2.31%

Life insurance premiums	$4,586,870	$410,680	$32,469	$4,208,659	0.77%

See accompanying Report of Independent Registered Public Accounting Firm

Schedule V

Midwest Holding Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31,
	2013	2012
Accumulated Depreciation:
Beginning of the year	$377,664	$222,962
Depreciation expense	167,982	154,702
End of the year	$545,646	$377,664

See accompanying Report of Independent Registered Public Accounting Firm

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement, dated January 20, 2009, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.2	Stock Purchase Agreement, dated November 8, 2010, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.3	Amendment I to Stock Purchase Agreement, dated May 20, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

2.4	Amendment II to Stock Purchase Agreement, dated August 2, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.4 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

2.5

Plan and Agreement of Exchange - Midwest Holding Inc., Great Plains Financial Corporation and Security Capital Corporation dated November 25, 2013. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on February 11, 2014.)

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