Form 10-Q
period 2014-03-31
MIDWEST HOLDING INC.
filed 2014-05-20
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
COMMISSION FILE NUMBER 000-10685

Midwest Holding Inc.
(Exact name of registrant as specified in its charter)

Nebraska	20-0362426
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2900 S. 70th, Suite 400, Lincoln, Nebraska	68506
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2014, there were 9,120,239 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $15,985,957 and $14,932,459, respectively)	$15,468,134	$14,190,707
Equity securities (cost: $75,000 and $75,000 respectively)	75,000	75,000
Equity method investments	1,758,478	1,800,859
Equity securities, at cost	1,296,821	1,273,938
Mortgage loans on real estate, held for investment	663,159	665,569
Real estate, held for investment	550,839	553,849
Policy loans	368,569	369,513
Notes receivable	—	27,383
Short-term investments	1,180,645	1,180,314
Total investments	21,361,645	20,137,132
Cash and cash equivalents	2,914,480	3,377,978
Amounts recoverable from reinsurers	30,279,488	30,660,618
Interest and dividends due and accrued	175,175	189,280
Due premiums	651,248	653,137
Deferred acquisition costs, net	2,757,129	2,722,819
Value of business acquired, net	789,591	821,771
Intangible assets	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	396,848	372,368
Other assets	1,355,550	1,473,745
Total assets	$62,510,978	$62,238,672
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$33,808,369	$33,866,409
Policy claims	641,495	529,139
Deposit-type contracts	15,091,652	14,739,655
Advance premiums	81,736	87,850
Total policy liabilities	49,623,252	49,223,053
Accounts payable and accrued expenses	2,055,320	1,451,464
Surplus notes	550,000	550,000
Total liabilities	52,228,572	51,224,517
Commitments and Contingencies (See Note 8)
Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value. Authorized 2,000,000 shares; issued
and outstanding 74,159 shares as of March 31, 2014 and December 31, 2013	74	74
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and
outstanding 9,120,239 shares as of March 31, 2014 and December 31, 2013	9,121	9,121
Additional paid-in capital	25,131,714	25,131,714
Stock subscription receivable	—	(1,917)
Accumulated deficit	(18,443,280)	(17,707,433)
Accumulated other comprehensive loss	(489,567)	(740,091)
Total Midwest Holding Inc.’s stockholders’ equity	6,208,062	6,691,468
Noncontrolling interests	4,074,344	4,322,687
Total stockholders’ equity	10,282,406	11,014,155
Total liabilities and stockholders’ equity	$62,510,978	$62,238,672

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2014	2013
Income:
Premiums	$1,022,430	$1,115,760
Investment income, net of expenses	30	205,812
Net realized (losses) gains on investments	(21,934)	58,573
Miscellaneous income	74,835	36,687
	1,075,361	1,416,832
Expenses:
Death and other benefits	203,478	167,099
Increase in benefit reserves	132,659	361,559
Amortization of deferred acquisition costs	164,157	198,222
Salaries and benefits	522,032	598,525
Other operating expenses	974,409	667,266
	1,996,735	1,992,671
Loss before income tax expense	(921,374)	(575,839)
Income tax expense	—	—
Net loss	(921,374)	(575,839)
Less: Loss attributable to noncontrolling interests	(185,527)	(77,352)
Net loss attributable to Midwest Holding Inc.	$(735,847)	$(498,487)
Comprehensive income (loss)
Unrealized gains on investments arising during period	241,945	28,072
Less: reclassification adjustment for net
realized losses (gains) on investments	21,934	(51,576)
Other comprehensive income (loss)	263,879	(23,504)
Less: Comprehensive income attributable to noncontrolling interest	13,355	—
Total comprehensive income (loss) attributable to Midwest Holding Inc.	250,524	(23,504)
Comprehensive loss attributable to Midwest Holding Inc.	$(485,323)	$(521,991)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.08)	$(0.05)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(921,374)	$(575,839)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Net adjustment for premium and discount on investments	44,228	34,853
Depreciation and amortization	79,285	93,126
Deferred acquisition costs capitalized	(198,467)	(275,225)
Amortization of deferred acquisition costs	164,157	198,222
Net realized losses (gains) on investments	21,934	(58,573)
Loss (gain) from equity method investments	60,466	(76,143)
Non cash compensation expense	1,917	2,875
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	381,130	521,137
Interest and dividends due and accrued	14,105	(30,652)
Due premiums	1,889	123,121
Policy liabilities	(73,543)	(146,399)
Other assets and liabilities	722,051	243,491
Net cash provided by operating activities	297,778	53,994
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(3,092,599)	(2,689,540)
Proceeds from sale or maturity	1,918,633	2,351,067
Net change in equity securities carried at cost:
Purchases	(27,383)	—
Proceeds from sale or maturity	4,500	4,500
Proceeds from payments on mortgage loans on real estate, held for investment	2,410	2,210
Net change in policy loans	944	(4,796)
Proceeds from payments on notes receivable	27,383	—
Net change in short-term investments	(331)	(2,416)
Purchases of property and equipment	(68,575)	(52,291)
Net cash used in investing activities	(1,235,018)	(391,266)
Cash Flows from Financing Activities:
Net proceeds from sale of common stock	—	17,100
Payments on surplus notes	—	(100,000)
Net transfers to noncontrolling interests	—	(88,570)
Receipts on deposit-type contracts	582,125	711,043
Withdrawals on deposit-type contracts	(108,383)	(31,609)
Net cash provided by financing activities	473,742	507,964
Net (decrease) increase in cash and cash equivalents	(463,498)	170,692
Cash and cash equivalents:
Beginning	3,377,978	4,346,555
Ending	$2,914,480	$4,517,247

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

     In August 2010, Midwest began an exempt offering of shares to existing holders in the state of Nebraska at $5.00 per share. Midwest raised approximately $7,400,000 before capital raising expenses through this offering that extended into 2011. Additionally, Midwest offered a newly-created class of preferred shares to residents of Latin America. The preferred shares are non-voting and convert to common shares in 2015 at the rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The shares were sold at $6.00 per share and a total of 74,159 were sold in 2010.

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

     In August 2011, the Company acquired an ownership interest in Hot Dot, Inc. (Hot Dot), a company organized to develop, manufacture, and market the Alert Patch. The Alert Patch is a thermochromatic patch for monitoring and detecting body temperature. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously. The Company’s ownership of Hot Dot was approximately 11.4% as of March 31, 2014. The Company accounts for its investment in Hot Dot using the equity method.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial Corporation (Great Plains Financial). As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s ability to significantly influence the operations of Great Plains Financial, the Company began consolidating Great Plains Financial during fourth quarter of 2012. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains Financial to 25.7% as of March 31, 2014.

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

     On May 8, 2014, Midwest filed an amended Form S-4, Registration of Securities Issued in Business Combination Transactions, related the proposed merger of Midwest, Great Plains Financial, and Security Capital. On November 25, 2013, the Company entered into a Plan and Agreement of Exchange (the “Exchange Agreement”) with Great Plains Financial and Security Capital whereby the shareholders of Great Plains Financial and Security Capital will receive shares of Midwest voting common stock equal to an agreed upon value of shares currently owned in each respective company. Special shareholders’ meetings for Security Capital and Great Plains will be held on June 30, 2014 and July 1, 2014, respectively. If the Exchange Agreement is approved by the shareholders of each of Great Plains and Security Capital, Great Plains and Security Capital will become wholly owned subsidiaries of Midwest.

     Basis of presentation: The accompanying consolidated financial statements include the accounts of Midwest, our wholly owned subsidiary American Life, American Life’s wholly owned subsidiary Capital Reserve, Midwest’s 60.2% owned subsidiary, Security Capital, Midwest’s 25.7% owned subsidiary, Great Plains Financial, and Great Plains Financial’s wholly owned subsidiary, Great Plains Life. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

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

     These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform with the current period’s presentation with no impact on results of operations or total stockholder’s equity. The portion of the equity and net income (loss) attributable to the portion of the equity interests held by others in our less than wholly-owned subsidiaries is presented as noncontrolling interest.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the three months ended March 31, 2014 or 2013.

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

     Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of March 31, 2014 and December 31, 2013, primarily as a result of the seller’s guaranteed performance of the mortgage loans acquired as part of the Old Reliance transaction.

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

     Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At March 31, 2014 and December 31, 2013, the cost of these investments approximates fair value due to the short duration to maturity.

     Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years. Depreciation expense totaled $3,010 for the three months ended March 31, 2014 and 2013.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2014 and December 31, 2013, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

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

     Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. No events occurred in the three months ended March 31, 2014 that suggest a review should be undertaken.

     The following table provides information about deferred acquisition costs for the periods ended March 31, 2014 and December 31, 2013, respectively.

	Three months ended	Year Ended
	March 31,	December 31,
	2014	2013
Balance at beginning of period	$2,722,819	$2,650,957
Capitalization of commissions, sales and issue expenses	198,467	933,702
Gross amortization	(164,157)	(861,840)

Balance at the end of period	$2,757,129	$2,722,819

     Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $2,908 for each of the three months ended March 31, 2014 and 2013 relative to this transaction.

     Additionally, the Company paid an upfront ceding commission of $375,000 to Security National Life (SNL). An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the three months ended March 31, 2014 and 2013 relative to this transaction totaled $8,700. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place.

     Additionally, American Life purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the three months ended March 31, 2014 and 2013 totaled $20,572 and $39,454, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. Recoverability of value of business acquired is evaluated by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. No events occurred in the three months ended March 31, 2014 that suggested a review should be undertaken.

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

     The Company elected to forgo the qualitative impairment analysis and performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2013, the fair value of the Company’s reporting unit exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment. Management's determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, peer company price to earnings multiples, and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

     The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No events occurred in the three months ended March 31, 2014 that suggest a review should be undertaken.

     Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $44,095 and $39,054 for the three months ended March 31, 2014 and 2013, respectively. Accumulated depreciation totaled $589,740 and $545,646 as of March 31, 2014 and December 31, 2013, respectively.

     Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. No such events occurred in the three months ended March 31, 2014 that would indicate the carrying amounts may not be recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of March 31, 2014 or December 31, 2013.

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

     Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2010. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at March 31, 2014 and December 31, 2013.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Comprehensive loss: Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable securities classified as available for sale, net of applicable taxes.

     Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At both March 31, 2014 and December 31, 2013, the Company had 9,120,239 common shares issued and outstanding.

     The Class A preferred shares are non-cumulative, non-voting and convertible to common shares after five years at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both March 31, 2014 and December 31, 2013, the Company had 74,159 preferred shares issued and outstanding.

     Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended March 31, 2014 and 2013 were 9,120,239 and 9,107,385 shares, respectively.

     Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Chief Executive Officer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased. The balance of the receivable as of March 31, 2014 and December 31, 2013 was $0 and $1,917, respectively. This receivable was partially forgiven, resulting in noncash compensation expense of $1,917 and $2,875 for the three months ended March 31, 2014 and 2013, respectively.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 2. Noncontrolling Interests

     The effects on our equity of changes in our ownership interest in equity securities were as follows.

	Three months ended March 31,
	2014	2013
Net loss attributable to Midwest Holding Inc.	$(735,847)	$(498,487)
Transfers (to) from noncontrolling interests:
Decrease in Midwest Holding Inc.’s additional paid-in
capital for Great Plains Financial stock purchases,
net of change in ownership	—	(14,009)
Change from net loss attributable to Midwest Holding Inc.
and transfers from noncontrolling interests	$(735,847)	$(512,496)

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 3. Investments

     The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of March 31, 2014 and December 31, 2013 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2014:
Fixed maturities:
U.S. government obligations	$3,874,461	$27,386	$50,881	$3,850,966
States and political subdivisions —
general obligations	1,145,318	—	85,676	1,059,642
States and political subdivisions —
special revenue	1,552,077	551	75,179	1,477,449
Corporate	9,414,101	7,619	341,643	9,080,077
Total fixed maturities	15,985,957	35,556	553,379	15,468,134
Equity securities:
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	75,000	—	—	75,000
Total	$16,060,957	$35,556	$553,379	$15,543,134

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2013:
Fixed maturities:
U.S. government obligations	$2,483,199	$23,398	$43,502	$2,463,095
States and political subdivisions —
general obligations	1,147,325	—	107,030	1,040,295
States and political subdivisions —
special revenue	1,573,336	—	118,944	1,454,392
Corporate	9,728,599	2,378	498,052	9,232,925
Total fixed maturities	14,932,459	25,776	767,528	14,190,707
Equity securities:
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	75,000	—	—	75,000
Total	$15,007,459	$25,776	$767,528	$14,265,707

     The Company has one security that individually exceeds 10% of the total of the state and political subdivisions categories as of March 31, 2014. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated Fair
	Cost	Value	Credit Rating
March 31, 2014:
Fixed maturities:
States and political subdivisions — general obligations
Maricopa County Arizona School District No. 31	$340,779	$331,594	AA-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table summarizes, for all securities in an unrealized loss position at March 31, 2014 and December 31, 2013, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2014			December 31, 2013
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,969,657	$50,881	13	$578,914	$43,502	6
States and political subdivisions —
general obligations	236,728	1,166	2	320,416	32,506	3
States and political subdivisions —
special revenue	617,084	36,342	10	653,897	56,717	11
Corporate	7,513,274	304,550	65	7,998,855	498,052	73
Greater than 12 months:
States and political subdivisions —
general obligations	822,914	84,510	5	719,879	74,524	4
States and political subdivisions —
special revenue	803,864	38,837	6	800,495	62,227	6
Corporate	943,545	37,093	7	—	—	—
Total fixed maturities	$12,904,066	$553,379	108	$11,072,456	$767,528	103

     Based on our review of the securities in an unrealized loss position at March 31, 2014 and December 31, 2013, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2014, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

     The amortized cost and estimated fair value of fixed maturities at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$1,525,312	$1,525,316
Due after one year through five years	1,640,862	1,634,651
Due after five years through ten years	9,091,824	8,797,059
Due after ten years	3,727,959	3,511,108
	$15,985,957	$15,468,134

     The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2014 and December 31, 2013, these required deposits had a total amortized cost of $2,958,996 and $2,967,441 and fair values of $2,921,762 and $2,912,017, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The components of net investment income for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Fixed maturities	$58,969	$95,256
Equity securities	—	17,586
Cash and short-term investments	1,382	4,251
(Loss) gain from equity method investments	(60,466)	76,143
Other	10,875	24,482
	10,760	217,718
Less investment expenses	(10,730)	(11,906)
	$30	$205,812

     Proceeds for the three months ended March 31, 2014 and 2013 from sales of investments classified as available-for-sale were $1,890,909 and $2,355,567, respectively. Gross gains of $2,286 and $58,573 and gross losses of $24,220 and $0 were realized on those sales during the three months ended March 31, 2014 and 2013, respectively.

     As of March 31, 2014, no mortgage loans were in a delinquent status and all interest on mortgage loans was current. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the periods ended March 31, 2014 and December 31, 2013.

	Three months ended	Year ended
	March 31, 2014	December 31, 2013
Balance at beginning of period	$665,569	$677,011
Proceeds from payments on mortgage loans on real estate, held for investment	(2,410)	(11,442)
Balance at end of period	$663,159	$665,569

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended March 31, 2014, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

     Equity securities, available for sale: Equity securities consist of preferred stock of publicly traded companies. The fair values of a portion of our preferred equity securities are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy.

     Equity method investments: The equity method investments are comprised of the Company’s investments in First Wyoming Capital Corporation (First Wyoming) and Hot Dot. These securities have no active trading and the fair value for these securities is not readily determinable. Therefore, these investments have been omitted from the fair value disclosure tables.

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

     Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $172,000 and $164,000 in carrying value of the surplus notes as of March 31, 2014 and December 31, 2013, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

		Significant
	Quoted	Other	Significant
	in Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2014
Fixed maturities:
U.S. government obligations	$—	$3,850,966	$—	$3,850,966
States and political subdivisions — general obligations	—	1,059,642	—	1,059,642
States and political subdivisions — special revenue	—	1,477,449	—	1,477,449
Corporate	—	9,080,077	—	9,080,077
Total fixed maturities	—	15,468,134	—	15,468,134
Equity securities:
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	—	75,000	—	75,000
Total	$—	$15,543,134	$—	$15,543,134
December 31, 2013
Fixed maturities:
U.S. government obligations	$—	$2,463,095	$—	$2,463,095
States and political subdivisions — general obligations	—	1,040,295	—	1,040,295
States and political subdivisions — special revenue	—	1,454,392	—	1,454,392
Corporate	—	9,232,925	—	9,232,925
Total fixed maturities	—	14,190,707	—	14,190,707
Equity securities:
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	—	75,000	—	75,000
Total	$—	$14,265,707	$—	$14,265,707

     There were no transfers of financial instruments between Level 1 and Level 2 during the three months ended March 31, 2014 or during the year ended December 31, 2013.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate, held for
investment	$663,159	$—	$—	$684,206	$684,206
Policy loans	368,569	—	—	368,569	368,569
Short-term investments	1,180,645	1,180,645	—	—	1,180,645
Cash and cash equivalents	2,914,480	2,914,480	—	—	2,914,480
Liabilities:
Policyholder deposits
(Investment-type contracts)	15,091,652	—	—	15,091,652	15,091,652
Surplus Notes and Accrued Interest Payable	722,000	—	—	711,626	711,626

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 5. Income Tax Matters

     Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Deferred tax assets:
Loss carryforwards	$6,929,496	$6,594,919
Capitalized costs	802,000	821,248
Unrealized losses on investments	176,060	252,196
Benefit reserves	1,276,360	1,235,692
Total deferred tax assets	9,183,916	8,904,055
Less valuation allowance	(7,341,606)	(7,132,984)
Total deferred tax assets, net of valuation allowance	1,842,310	1,771,071
Deferred tax liabilities:
Policy acquisition costs	1,066,825	978,902
Due premiums	221,424	222,067
Value of business acquired	268,461	279,402
Intangible assets	238,000	238,000
Property and equipment	47,600	52,700
Total deferred tax liabilities	1,842,310	1,771,071
Net deferred tax assets	$—	$—

     At March 31, 2014 and December 31, 2013, the Company recorded a valuation allowance of $7,341,606 and $7,132,984, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

     Loss carryforwards for tax purposes as of March 31, 2014, have expiration dates that range from 2024 through 2029.

     There was no income tax expense for the three months ended March 31, 2014 and 2013. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended March 31,
	2014	2013
Computed expected income tax benefit	$(250,188)	$(169,486)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	7,414	9,052
Dividends received deduction	—	(4,186)
Noncontrolling interests	18,957	(54,853)
Other	(60,941)	(37,189)
	(34,570)	(87,176)
Tax benefit before valuation allowance	(284,758)	(256,662)
Change in valuation allowance	284,758	256,662
Net income tax expense	$—	$—

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 6. Reinsurance

     A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 is as follows:

	March 31, 2014	December 31, 2013
Balance sheets:
Benefit and claim reserves assumed	$2,779,738	$2,814,704
Benefit and claim reserves ceded	30,279,488	30,660,618

	Three months ended March 31,
	2014	2013
Statements of comprehensive income:
Premiums assumed	$8,170	$8,401
Premiums ceded	77,215	85,367
Benefits assumed	36,898	19,267
Benefits ceded	210,935	247,304
Commissions assumed	9	10
Commissions ceded	1,873	2,803

     The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of March 31, 2014:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Security National Life Insurance Company	NR	$—	$164,452	$16,977,825	$69,676	$17,072,601
Optimum Re Insurance Company	A–	—	19,008	464,031	—	483,039
Sagicor Life Insurance Company	A–	—	249,212	12,673,126	198,490	12,723,848
		$—	$432,672	$30,114,982	$268,166	$30,279,488

     Capital Reserve has a 100% coinsurance agreement with SNL whereby 100% of the business written by Capital Reserve is ceded to SNL. At March 31, 2014 and December 31, 2013, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Capital Reserve to SNL were $17,072,601 and $17,294,342, respectively. Capital Reserve remains contingently liable on this ceded reinsurance should SNL be unable to meet their obligations.

     During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At March 31, 2014 and December 31, 2013, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $12,723,848 and $12,883,237, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

     The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At March 31, 2014, the Company had over 98% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $17.1 million of reinsurance recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At March 31, 2014 and December 31, 2013, no contingency reserve was established.

Note 7. Deposit-Type Contracts

     The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for periods ended March 31, 2014 and December 31, 2013:

	Period Ended
	March 31, 2014	December 31, 2013
Beginning balance	$14,739,655	$12,865,671
Change in deposit-type contracts assumed from SNL	(51,985)	(66,572)
Change in deposit-type contracts fully ceded by Capital Reserve	(160,313)	(683,070)
Deposits received	582,125	2,636,959
Investment earnings	90,553	253,189
Withdrawals, net	(108,383)	(266,522)
Ending balance	$15,091,652	$14,739,655

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

     Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expires on May 1, 2015. Great Plains Financial entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expired on April 30, 2014. Great Plains also entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. Rent expense for the three months ended March 31, 2014 and 2013 was $48,852 and $43,862, respectively. Future minimum payments are as follows:

2014	$119,736
2015	144,038
2016	137,088
2017	133,603
2018	136,557
Later years	771,222
Total	$1,442,244

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 9. Statutory Net Income and Surplus

     American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve and Great Plains Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri and South Dakota Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of American Life, Capital Reserve, and Great Plains Life as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013.

	Statutory Capital and Surplus as of
	March 31, 2014	December 31, 2013
American Life	$1,675,976	$1,840,429
Capital Reserve	$1,361,524	$1,280,970
Great Plains Life	$2,238,611	$2,103,988

	Statutory Net Income (loss) for the three months ended March 31,
	2014	2013
American Life	$(126,025)	$41,044
Capital Reserve	$(19,446)	$(26,427)
Great Plains Life	$83,657	$(232,719)

Note 10. Surplus Notes

     The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of March 31, 2014:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
First American Capital Corporation	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

     Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of March 31, 2014, the Company has accrued $172,457 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. During the first quarter of 2013, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On January 4, 2013, the Company paid down $100,000 of principal and approximately $7,000 of accrued interest.

Note 11. Related Party Transactions

     American Life had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and American Life, specifies that the corporation, a licensed insurance agency, shall receive an override commission on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. Total payments made by American Life during the three months ended March 31, 2014 and 2013 were $6,660 and $6,845, respectively. This agreement was terminated in October 2011; however override payments are still being made for renewal business.

     The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended March 31, 2014 and 2013 were $74,016 and $36,687, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 12. Subsequent Events

     All of the effects of subsequent events that provide additional evidence about conditions that existed at March 31, 2014, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

     The Company has evaluated subsequent events through the date that the consolidated financial statements were issued.

     On May 8, 2014, Midwest filed an amended Form S-4, Registration of Securities Issued in Business Combination Transactions, related the proposed merger of Midwest, Great Plains Financial, and Security Capital. On November 25, 2013, the Company entered into a Plan and Agreement of Exchange (the “Exchange Agreement”) with Great Plains Financial and Security Capital whereby the shareholders of Great Plains Financial and Security Capital will receive shares of Midwest voting common stock equal to an agreed upon value of shares currently owned in each respective company. Special shareholders’ meetings for Security Capital and Great Plains will be held on June 30, 2014 and July 1, 2014, respectively. If the Exchange Agreement is approved by the shareholders of each of Great Plains and Security Capital, Great Plains and Security Capital will become wholly owned subsidiaries of Midwest.

     Midwest’s Board approved a new series of preferred stock entitled “Series B Preferred Stock“ which became effective on May 14, 2014 by filing an amendment to its Articles of Incorporation with the Nebraska Secretary of State. The number of authorized shares of Series B Preferred Stock is 1,000,000. These shares will rank senior to our common stock and Series A Preferred Stock with respect to dividends and liquidation rights. These preferences are set forth in the amendment to our Articles of Incorporation which sets forth the terms of the Series B Preferred Stock, a copy of which is listed as Exhibit 3.1 to this Report and incorporated by reference to the Company’s Form 8-K filed May 15, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

     Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our Form 10-K for the year ended December 31, 2013, along with any supplements in Part II below.

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

Overview

     Midwest was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. Capital Reserve Life Insurance Company of Jefferson City, Missouri is a dormant, wholly owned subsidiary of American Life. Security Capital Corporation is a 60.2% owned subsidiary of Midwest. Great Plains Financial Corporation is a 25.7% owned subsidiary of Midwest. Great Plains Life Assurance Company is a wholly owned subsidiary of Great Plains Financial.

     The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $18.3 million through March 31, 2014. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

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

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial. As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result our CEO, Mark Oliver, and our, Chairman, Rick Meyer, being named CEO and Chairman, respectively, of Great Plains Financial and our ability to significantly influence the operations of Great Plains Financial, the Company began consolidating Great Plains Financial on October 1, 2012. Additionally, pursuant to South Dakota law, Great Plains Financial common stock has cumulative voting features which allow the company to exert significantly more than influence than its ownership percentage would normally allow. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains Financial to 25.7% as of March 31, 2014.

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

     Under the Exchange Agreement with Security Capital, the Security Capital shareholders will receive approximately 0.161 shares of Midwest voting common stock for each share of Security Capital common stock held by the shareholders. Fractional shares will be rounded up to the nearest whole share of Midwest voting common stock.

     Shareholders who perfect dissenters’ rights under applicable state law will receive cash in lieu of Midwest voting common stock.

     The Exchange Agreements require the approval of the shareholders of both Great Plains and Security Capital. We have filed a Registration Statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission (SEC) pursuant to which we are registering 4,120,261 shares of our voting common stock, which we believe is the maximum number of our shares that will be issuable in connection with both Exchange Agreements assuming the Great Plains and Security Capital shareholders approve the agreements. The Registration Statement also contains proxy statement materials which solicit the approval of the shareholders of Great Plains and Security Capital. An amended Registration Statement was filed with the SEC on May 8, 2014 and was declared effective on May 12, 2014. Special shareholders’ meetings for Security Capital and Great Plains will be held on June 30, 2014 and July 1, 2014, respectively.

     In addition to shareholder approval, each Exchange Agreement contains numerous conditions precedent and representations and warranties that must be satisfied (or waived) in order for the stock exchange and related transactions to close. We cannot provide any assurance that the exchange of shares or other transactions contemplated by either Exchange Agreement will be consummated.

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

     The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No events occurred in the three months ended March 31, 2014 that suggest a review should be undertaken.

     Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $44,095 and $39,054 for the three months ended March 31, 2014 and 2013, respectively. Accumulated depreciation totaled $589,740 and $545,646 as of March 31, 2014 and December 31, 2013, respectively.

     Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. No such events occurred in the three months ended March 31, 2014 that would indicate the carrying amounts may not be recoverable.

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

Consolidated Results of Operations

     Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three months ended March 31, 2014 and 2013 are summarized in the table below.

	Three months ended March 31,
	2014	2013
Income:
Premiums	$1,022,430	$1,115,760
Investment income, net of expenses	30	205,812
Net realized (losses) gains on investments	(21,934)	58,573
Miscellaneous income	74,835	36,687
	$1,075,361	$1,416,832

     Premium revenue: Premium revenue in the three months ended March 31, 2014 was $1,022,430 compared to $1,115,760 in the three months ended March 31, 2013. The Company recognizes 100% of the first year payments received for its Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits. Premiums on the Company’s other insurance products are recognized as earned when due. Production of new life premium was slower in the first quarter of 2014 compared to the same period in 2013 because of a delay in obtaining regulatory approval of American Life’s new life insurance products, as well as changes in field management in Great Plains. Management believes these slowdowns are temporary and expects production to increase in 2014, particularly as management begins marketing the newly developed life products in the second quarter of 2014.

     Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Fixed maturities	$58,969	$95,256
Equity securities	—	17,586
Cash and short-term investments	1,382	4,251
(Loss) gain from equity method investments	(60,466)	76,143
Other	10,875	24,482
	10,760	217,718
Less investment expenses	(10,730)	(11,906)
	$30	$205,812

     Investment income, net of expenses was $30 in the three months ended March 31, 2014 compared to $205,812 in the three months ended March 31, 2013. The decrease for the three months ended March 31, 2014 is primarily due to lower income on fixed maturities and net losses on equity method investments incurred in both First Wyoming and Hot Dot. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above. A majority of the Company’s “Other” investment income results from assets such as real estate, mortgage loans, and policy loans.

     Net realized (losses) gains on investments: Net realized losses on investments in the three months ended March 31, 2014 was $21,934 compared to gains of $58,573 in the three months ended March 31, 2013. The Company sold these securities to reposition its available for sale portfolio. Moving forward the Company intends to opportunistically replace investments as they mature or are sold to maximize yield opportunities.

     Miscellaneous income: Miscellaneous income in the three months ended March 31, 2014 was $74,835 compared to $36,687 in the three months ended March 31, 2013. The increase in miscellaneous income is attributable third-party administration fee income earned in 2014 as the Company began providing services to additional companies during the second quarter of 2013 and received higher fees from existing companies under terms of the service agreements.

     Expenses for the three months ended March 31, 2014 and 2013 are summarized in the table below.

	Three months ended March 31,
	2014	2013
Expenses:
Death and other benefits	$203,478	$167,099
Increase in benefit reserves	132,659	361,559
Amortization of deferred acquisition costs	164,157	198,222
Salaries and benefits	522,032	598,525
Other operating expenses	974,409	667,266
	$1,996,735	$1,992,671

     Death and other benefits: Death and other policy benefits were $203,478 in the three months ended March 31, 2014 compared to $167,099 in the three months ended March 31, 2013.

     Increase in benefit reserves: The increase in benefit reserves was $132,659 in the three months ended March 31, 2014 compared to $361,559 in the three months ended March 31, 2013. The increase in benefit reserves declined for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to lower production over the last year as well as the lapsing of policies in the Old Reliance block of business.

     Amortization of deferred acquisition costs: Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. The majority of these acquisition expenses consist of commissions paid to agents and underwriting costs. In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. The amortization of such costs was $164,157 in the three months ended March 31, 2014, compared to $198,222 in the three months ended March 31, 2013.

     Salaries and benefits: Salaries and benefits were $522,032 in the three months ended March 31, 2014 compared to $598,525 in the three months ended March 31, 2013. This decrease in payroll for the three months ending March 31, 2014 compared to the same period in 2013 was due to efficiencies achieved in the operations of Great Plains Financial.

     Other expenses: Other expenses (general administrative expenses, licenses and fees, and other expenses) were $974,409 in the three months ended March 31, 2014 compared to $667,266 in the three months ended March 31, 2013. The Company’s other operating expenses during the three months ended March 31, 2014 increased compared to the same period in 2013 largely due to higher professional fees associated with the filing of Form S-4 related to the Exchange Agreement with Great Plains Financial and Security Capital, as well as fees related to routine regulatory examinations currently being conducted by agencies from the states of Arizona, Missouri, and Wyoming as required by state statutes.

     Net Loss: Net loss was ($921,374) for the three months ended March 31, 2014, compared to a net loss of ($575,839) for the three months ended March 31, 2013. The increase in net loss was primarily attributable to lower revenue, including a decline in premium revenue and investment income partially offset by higher miscellaneous income.

     Loss attributable to noncontrolling interests: Midwest owns approximately 60.2% of the capital stock of Security Capital Corporation and approximately 25.7% of Great Plains Financial. Security Capital and Great Plains Financial are consolidated on Midwest’s financial statements. The loss attributable to noncontrolling interests on Midwest’s financial statements for the three months ended March 31, 2014 and 2013 represents the net loss of Great Plains Financial to the other, noncontrolling shareholders of Great Plains Financial. Security Capital has not had any income or expense for the past two years. The income (loss) attributable to noncontrolling interests was ($185,527) for the three months ended March 31, 2014, compared to ($77,352) for the three months ended March 31, 2013. The increase in loss attributable to noncontrolling interests reflects an increased net loss incurred by Great Plains Financial.

     Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($735,847) for the three months ended March 31, 2014 compared to a net loss of ($498,487) for the three months ended March 31, 2013. The increase in the net loss for the three months ended March 31, 2014 compared to same period in 2013 was primarily attributable to lower revenue, including a decline in premium revenue and investment income, partially offset by higher miscellaneous income. We expect our losses to continue in the future as we incur costs to grow our life insurance business.

Investments

     The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$3,850,966	15.9%	$2,463,095	10.5%
States and political subdivisions — general
obligations	1,059,642	4.3	1,040,295	4.4
States and political subdivisions — special revenue	1,477,449	6.1	1,454,392	6.2
Corporate	9,080,077	37.4	9,232,925	39.2
Total fixed maturity securities	15,468,134	63.7	14,190,707	60.3
Equity securities:
Preferred corporate stock	75,000	0.3	75,000	0.3
Total equity securities	75,000	0.3	75,000	0.3
Cash and cash equivalents	2,914,480	12.0	3,377,978	14.4
Equity method investments	1,758,478	7.2	1,800,859	7.7
Equity securities, at cost	1,296,821	5.4	1,273,938	5.4
Short-term investments	1,180,645	4.9	1,180,314	5.0
Other investments:
Mortgage loans on real estate, held for investment	663,159	2.7	665,569	2.8
Real estate, held for investment	550,839	2.3	553,849	2.4
Policy loans	368,569	1.5	369,513	1.6
Notes receivable	—	—	27,383	0.1
Total	$24,276,125	100%	$23,515,110	100%

     Increases in fixed maturity securities primarily result from additional purchases made by American Life and Great Plains Life during the first quarter of 2014.

     The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
AAA and U.S. Government	$3,950,070	25.5%	$2,557,644	18.0%
AA	1,762,112	11.4	1,745,616	12.3
A	6,891,587	44.6	7,526,873	53.0
BBB	2,864,364	18.5	2,260,155	15.9
Total investment grade	15,468,134	100.0	14,090,288	99.2
BB and other	—	—	100,419	0.8
Total	$15,468,134	100%	$14,190,707	100%

     Reflecting the high quality of securities maintained by the Company, 100.0% and 99.2% of all fixed maturity securities were investment grade as of March 31, 2014 and 2013, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

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

     Net cash provided by operating activities was $297,778 for the three months ended March 31, 2014. The primary sources of cash from operating activities were from premium receipts, collection amounts due from reinsurers and net investment income. The primary uses of cash from operating activities were from payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $1,235,018. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was the Company’s investments in available for sale securities and the purchase of property and equipment. Net cash provided by financing activities was $473,742. The primary source of cash was receipts on deposit type contracts. These were offset by withdrawals on deposit type contracts.

     At March 31, 2014, the Company had cash and cash equivalents totaling $2,914,480. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of our insurance subsidiaries is uncertain and will require additional capital if they continue to grow.

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

     There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

     There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 in response to Item 1A of Part I of such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. MINE SAFETY DISCLOSURES.

     Not applicable.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

*  Filed herewith.
**Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2014

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)