Form 10-Q
period 2014-06-30
MIDWEST HOLDING INC.
filed 2014-08-19
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to.
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

As of August 1, 2014, there were 9,120,239 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $15,062,916 and $14,932,459, respectively)	$14,736,962	$14,190,707
Equity securities (cost: $75,000 and $75,000 respectively)	75,000	75,000
Equity method investments	1,672,739	1,800,859
Equity securities, at cost	1,293,821	1,273,938
Mortgage loans on real estate, held for investment	660,706	665,569
Real estate, held for investment	547,829	553,849
Policy loans	392,748	369,513
Notes receivable	—	27,383
Short-term investments	1,180,965	1,180,314
Total investments	20,560,770	20,137,132
Cash and cash equivalents	3,601,640	3,377,978
Amounts recoverable from reinsurers	29,837,459	30,660,618
Interest and dividends due and accrued	139,574	189,280
Due premiums	669,289	653,137
Deferred acquisition costs, net	2,720,900	2,722,819
Value of business acquired, net	777,489	821,771
Intangible assets, net	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	385,097	372,368
Other assets	1,570,775	1,473,745
Total assets	$62,092,817	$62,238,672
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$33,714,324	$33,866,409
Policy claims	898,465	529,139
Deposit-type contracts	15,496,583	14,739,655
Advance premiums	74,801	87,850
Total policy liabilities	50,184,173	49,223,053
Accounts payable and accrued expenses	1,820,500	1,451,464
Surplus notes	550,000	550,000
Total liabilities	52,554,673	51,224,517
Commitments and Contingencies (See Note 8)
Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value. Authorized 2,000,000 shares;
issued and outstanding 74,159 shares as of June 30, 2014 and
December 31, 2013	74	74
Preferred stock, Series B, $0.001 par value. Authorized 1,000,000 shares;
issued and outstanding 77,340 shares as of June 30, 2014 and no shares
outstanding as of December 31, 2013	78	—
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and
outstanding 9,120,239 shares as of June 30, 2014 and December 31, 2013	9,121	9,121
Additional paid-in capital	25,595,639	25,131,714
Stock subscription receivable	—	(1,917)
Accumulated deficit	(19,562,760)	(17,707,433)
Accumulated other comprehensive loss	(330,274)	(740,091)
Total Midwest Holding Inc.’s stockholders’ equity	5,711,878	6,691,468
Noncontrolling interests	3,826,266	4,322,687
Total stockholders’ equity	9,538,144	11,014,155
Total liabilities and stockholders’ equity	$62,092,817	$62,238,672

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income:
Premiums	$950,858	$1,089,193	$1,973,288	$2,204,953
Investment income, net of expenses	15,184	94,495	15,214	300,307
Net realized gains (losses) on investments	16,273	33,591	(5,661)	92,164
Miscellaneous income	87,207	61,321	162,042	98,008
	1,069,522	1,278,600	2,144,883	2,695,432
Expenses:
Death and other benefits	481,751	150,089	685,229	317,188
Increase in benefit reserves	243,854	332,835	376,513	694,394
Amortization of deferred acquisition costs	161,937	254,014	326,094	452,236
Salaries and benefits	622,704	477,028	1,144,736	1,075,553
Other operating expenses	929,062	677,622	1,903,471	1,344,888
	2,439,308	1,891,588	4,436,043	3,884,259
Loss before income tax expense	(1,369,786)	(612,988)	(2,291,160)	(1,188,827)
Income tax expense	—	—	—	—
Net loss	(1,369,786)	(612,988)	(2,291,160)	(1,188,827)
Less: Loss attributable to noncontrolling interests	(250,307)	(59,756)	(435,834)	(137,108)
Net loss attributable to Midwest Holding Inc.	$(1,119,479)	$(553,232)	$(1,855,326)	$(1,051,719)
Comprehensive income (loss)
Unrealized gains on investments
arising during period	$216,038	$(556,443)	$457,983	$(528,371)
Less: reclassification adjustment for net
realized (gains) losses on investments	(16,273)	(20,400)	5,661	(71,976)
Other comprehensive income (loss)	199,765	(576,843)	463,644	(600,347)
Less: Comprehensive income attributable to
noncontrolling interest	40,473	—	53,828	—
Total comprehensive income (loss) attributable to
Midwest Holding Inc.	159,292	(576,843)	409,816	(600,347)
Comprehensive loss attributable to Midwest Holding Inc.	$(960,187)	$(1,130,075)	$(1,445,510)	$(1,652,066)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.12)	$(0.06)	$(0.20)	$(0.12)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,291,160)	$(1,188,827)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Net adjustment for premium and discount on investments	96,076	70,735
Depreciation and amortization	139,112	131,401
Deferred acquisition costs capitalized	(324,175)	(552,276)
Amortization of deferred acquisition costs	326,094	452,236
Net realized losses (gains) on investments	5,661	(92,164)
Equity in the net loss (income) of unconsolidated subsidiaries	154,101	(61,557)
Non cash compensation expense	1,917	5,750
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	823,159	793,366
Interest and dividends due and accrued	49,706	(4,414)
Due premiums	(16,152)	131,145
Policy liabilities	25,979	(165,499)
Other assets and liabilities	272,005	662,598
Net cash (used in) provided by operating activities	(737,677)	182,494
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(5,885,884)	(5,978,133)
Proceeds from sale or maturity	5,561,141	4,600,612
Equity securities carried at cost:	—	—
Purchases	(27,383)	—
Proceeds from sale	7,500	9,000
Proceeds from payments on mortgage loans on real estate, held for investment	4,863	4,458
Net change in policy loans	(23,235)	(20,210)
Proceeds from payments on notes receivable	27,383	—
Net change in short-term investments	(651)	(4,350)
Purchases of property and equipment	(101,539)	(16,838)
Net cash used in investing activities	(437,805)	(1,405,461)
Cash Flows from Financing Activities:
Repurchases of common stock	—	(215,783)
Proceeds from issuance of preferred stock	464,003	—
Payments on surplus notes	—	(100,000)
Net transfers to noncontrolling interests	—	(88,570)
Receipts on deposit-type contracts	1,176,155	1,338,237
Withdrawals on deposit-type contracts	(241,014)	(94,999)
Net cash provided by financing activities	1,399,144	838,885
Net increase (decrease) in cash and cash equivalents	223,662	(384,082)
Cash and cash equivalents:
Beginning	3,377,978	4,346,555
Ending	$3,601,640	$3,962,473

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

     In August 2011, the Company acquired an ownership interest in Hot Dot, Inc. (Hot Dot), a company organized to develop, manufacture, and market the Alert Patch. The Alert Patch is a thermochromatic patch for monitoring and detecting body temperature. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously. The Company’s ownership of Hot Dot was approximately 11.4% as of June 30, 2014. The Company accounts for its investment in Hot Dot using the equity method.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial Corporation (Great Plains Financial). As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s ability to significantly influence the operations of Great Plains Financial, the Company began consolidating Great Plains Financial during fourth quarter of 2012. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains Financial to 25.7%, which remains our ownership percentage as of June 30, 2014.

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

     On November 25, 2013, the Company entered into a Plan and Agreement of Exchange (the “Exchange Agreement”) with Great Plains Financial and Security Capital whereby the shareholders of Great Plains Financial and Security Capital will receive shares of Midwest voting common stock equal to an agreed upon value of shares currently owned in each respective company. The Exchange Agreement was approved by the shareholders of each of Great Plains and Security Capital at special shareholders’ meetings held on June 30, 2014 and July 1, 2014, respectively. The Exchange Agreement will be executed in the third quarter of 2014 and Great Plains and Security Capital will become wholly owned subsidiaries of Midwest.

     On May 9, 2014, American Life entered into a Purchase Option Agreement (the “Agreement”) with an unrelated company whereby the unrelated company paid American Life the sum of $25,000 in consideration for the option and first right of refusal to acquire all of the outstanding capital stock of Capital Reserve. Under terms of the Agreement, the purchase price for the outstanding capital stock of Capital Reserve shall be an amount equal to the Capital and Surplus of Capital Reserve as reflected on the most recent statutory financial statement filed with regulatory authorities prior to the notice of intent to exercise, plus $50,000. This option and right of first refusal expires on May 31, 2015.

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

     The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the six months ended June 30, 2014 or 2013.

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

     Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of June 30, 2014 and December 31, 2013, primarily as a result of the seller’s guaranteed performance of the mortgage loans acquired as part of the Old Reliance transaction.

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

     Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At June 30, 2014 and December 31, 2013, the cost of these investments approximates fair value due to the short duration to maturity.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years. Depreciation expense totaled $3,010 for the three months ended June 30, 2014 and 2013. Depreciation expense totaled $6,020 for the six months ended June 30, 2014 and 2013.

     Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2014 and December 31, 2013, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

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

     Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. No events occurred in the six months ended June 30, 2014 that suggest a review should be undertaken.

     The following table provides information about deferred acquisition costs for the periods ended June 30, 2014 and December 31, 2013, respectively.

	Six months ended	Year Ended
	June 30,	December 31,
	2014	2013
Balance at beginning of period	$2,722,819	$2,650,957
Capitalization of commissions, sales and issue expenses	324,175	933,702
Gross amortization	(326,094)	(861,840)
Balance at the end of period	$2,720,900	$2,722,819

     Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $2,908 and $5,816 for each of the three and six months ended June 30, 2014 and 2013, respectively, relative to this transaction.

     Additionally, the Company paid an upfront ceding commission of $375,000 to Security National Life (SNL). An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the three and six months ended June 30, 2014 and 2013 relative to this transaction totaled $8,700 and $17,400, respectively. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Additionally, American Life purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the three months ended June 30, 2014 and 2013 totaled $493 and $20,744, respectively. Amortization recognized during the six months ended June 30, 2014 and 2013 totaled $21,066 and $60,198, respectively.

     The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. Recoverability of value of business acquired is evaluated by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. No events occurred in the six months ended June 30, 2014 that would indicate a review should be undertaken.

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

     The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No events occurred in the six months ended June 30, 2014 that suggest a review should be undertaken.

     Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $44,715 and $41,357 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense totaled $88,810 and $80,411 for the six months ended June 30, 2014 and 2013, respectively. Accumulated depreciation totaled $634,456 and $545,646 as of June 30, 2014 and December 31, 2013, respectively.

     Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. No such events occurred in the six months ended June 30, 2014 that would indicate the carrying amounts may not be recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of June 30, 2014 or December 31, 2013.

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

     Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2009. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at June 30, 2014 and December 31, 2013.

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

     Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At both June 30, 2014 and December 31, 2013, the Company had 9,120,239 common shares issued and outstanding.

     The Class A preferred shares are non-cumulative, non-voting and convertible to common shares after five years at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both June 30, 2014 and December 31, 2013, the Company had 74,159 Class A preferred shares issued and outstanding.

     The Class B preferred shares are non-cumulative, non-voting and convertible to common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred shares. The par value per preferred share is $0.001 with 1,000,000 shares authorized. At June 30, 2014, the Company had 77,340 Class B preferred shares issued and outstanding.

     Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended June 30, 2014 and 2013 were 9,120,239 and 9,113,041 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2014 and 2013 were 9,120,239 and 9,110,229 shares, respectively.

     Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Chief Executive Officer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased. The balance of the receivable as of June 30, 2014 and December 31, 2013 was $0 and $1,917, respectively. This receivable was partially forgiven, resulting in noncash compensation expense of $0 and $2,875 for the three months ended June 30, 2014 and 2013, respectively, and $1,917 and $5,750 for the six months ended June 30, 2014 and 2013, respectively.

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

     In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) regarding accounting for revenue recognition that identifies the accounting treatment for an entity's contracts with customers. Although insurance contracts are excluded from this ASU, other customer contracts of the Company would be covered. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating this guidance, but it does not believe that there will be a material impact to the consolidated financial statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

Note 2. Noncontrolling Interests

     The effects on our equity of changes in our ownership interest in equity securities were as follows.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss attributable to Midwest Holding Inc.	$(1,119,479)	$(553,232)	$(1,855,326)	$(1,051,719)
Transfers (to) from noncontrolling interests:
Decrease in Midwest Holding Inc.’s additional
paid-in capital for Great Plains Financial stock
purchases, net of change in ownership	—	—	—	(14,009)
Change from net loss attributable to Midwest Holding
Inc. and transfers from noncontrolling interests	$(1,119,479)	$(553,232)	$(1,855,326)	$(1,065,728)

Note 3. Investments

     The amortized cost and estimated fair value of investments classified as available-for-sale as of June 30, 2014 and December 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2014:
Fixed maturities:
U.S. government obligations	$3,757,936	$41,005	$28,524	$3,770,417
States and political subdivisions —
general obligations	1,063,907	127	69,200	994,834
States and political subdivisions —
special revenue	1,548,047	2,503	49,718	1,500,832
Corporate	8,693,026	6,997	229,144	8,470,879
Total fixed maturities	15,062,916	50,632	376,586	14,736,962
Equity securities:
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	75,000	—	—	75,000
Total	$15,137,916	$50,632	$376,586	$14,811,962

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2013:
Fixed maturities:
U.S. government obligations	$2,483,199	$23,398	$43,502	$2,463,095
States and political subdivisions —
general obligations	1,147,325	—	107,030	1,040,295
States and political subdivisions —
special revenue	1,573,336	—	118,944	1,454,392
Corporate	9,728,599	2,378	498,052	9,232,925
Total fixed maturities	14,932,459	25,776	767,528	14,190,707
Equity securities:
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	75,000	—	—	75,000
Total	$15,007,459	$25,776	$767,528	$14,265,707

     The Company has one security that individually exceeds 10% of the total of the state and political subdivisions categories as of June 30, 2014. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated Fair
	Cost	Value	Credit Rating
June 30, 2014:
Fixed maturities:
States and political subdivisions — general obligations
Maricopa County Arizona School District No. 31	$340,161	$333,026	AA-

     The following table summarizes, for all securities in an unrealized loss position at June 30, 2014 and December 31, 2013, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2014			December 31, 2013
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$792,457	$28,524	7	$578,914	$43,502	6
States and political subdivisions —
general obligations	—	—	—	320,416	32,506	3
States and political subdivisions —
special revenue	297,927	11,193	5	653,897	56,717	11
Corporate	4,550,197	143,031	33	7,998,855	498,052	73
Greater than 12 months:
States and political subdivisions —
general obligations	836,499	69,200	5	719,879	74,524	4
States and political subdivisions —
special revenue	982,421	38,525	9	800,495	62,227	6
Corporate	2,335,830	86,113	25	—	—	—
Total fixed maturities	$9,795,331	$376,586	84	$11,072,456	$767,528	103

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Based on our review of the securities in an unrealized loss position at June 30, 2014 and December 31, 2013, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2014, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

     The amortized cost and estimated fair value of fixed maturities at June 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$1,115,267	$1,115,320
Due after one year through five years	2,034,292	2,047,398
Due after five years through ten years	8,349,255	8,180,571
Due after ten years	3,564,102	3,393,673
	$15,062,916	$14,736,962

     The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2014 and December 31, 2013, these required deposits had a total amortized cost of $3,140,444 and $2,967,441 and fair values of $3,127,889 and $2,912,017, respectively.

     The components of net investment income for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed maturities	$102,218	$93,840	$161,187	$189,096
Equity securities	—	1,194	—	18,780
Cash and short-term investments	321	3,156	1,703	7,407
Equity in the net (loss) income of unconsolidated
subsidiaries	(93,635)	(14,586)	(154,101)	61,557
Other	23,852	24,015	34,728	48,497
	32,756	107,619	43,517	325,337
Less: investment expenses	(17,572)	(13,124)	(28,303)	(25,030)
	$15,184	$94,495	$15,214	$300,307

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Proceeds for the three months ended June 30, 2014 and 2013 from sales of investments classified as available-for-sale were $3,670,232 and $2,245,045, respectively. Gross gains of $19,354 and $33,591 and gross losses of $3,081 and $0 were realized on those sales during the three months ended June 30, 2014 and 2013, respectively. Proceeds for the six months ended June 30, 2014 and 2013 from sales of investments classified as available-for-sale were $5,561,141 and $4,600,612, respectively. Gross gains of $21,640 and $92,164 and gross losses of $27,301 and $0 were realized on those sales during the six months ended June 30, 2014 and 2013, respectively.

     As of June 30, 2014, no mortgage loans were in a delinquent status and all interest on mortgage loans was current. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the periods ended June 30, 2014 and December 31, 2013.

	Six months ended	Year ended
	June 30, 2014	December 31, 2013
Balance at beginning of period	$665,569	$677,011
Proceeds from payments on mortgage loans on real estate, held for investment	(4,863)	(11,442)
Balance at end of period	$660,706	$665,569

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

     Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended June 30, 2014, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     Equity securities, available for sale: Equity securities consist principally of preferred stock of publicly traded companies. The fair values of a portion of our preferred equity securities are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy.

     Equity method investments: The fair values of equity method investments approximate carrying value and are comprised of the Company’s investments in First Wyoming Capital Corporation (First Wyoming) and Hot Dot. These securities have no active trading and the fair value for these securities is not readily determinable. Therefore, these investments have been omitted from the fair value disclosure tables.

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

     Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $181,000 and $164,000 in carrying value of the surplus notes as of June 30, 2014 and December 31, 2013, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

		Significant
	Quoted	Other	Significant
	in Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2014
Fixed maturities:
U.S. government obligations	$—	$3,770,417	$—	$3,770,417
States and political subdivisions — general
obligations	—	994,834	—	994,834
States and political subdivisions — special
revenue	—	1,500,832	—	1,500,832
Corporate	—	8,470,879	—	8,470,879
Total fixed maturities	—	14,736,962	—	14,736,962
Equity securities:
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	—	75,000	—	75,000
Total	$—	$14,811,962	$—	$14,811,962
December 31, 2013
Fixed maturities:
U.S. government obligations	$—	$2,463,095	$—	$2,463,095
States and political subdivisions — general
obligations	—	1,040,295	—	1,040,295
States and political subdivisions — special
revenue	—	1,454,392	—	1,454,392
Corporate	—	9,232,925	—	9,232,925
Total fixed maturities	—	14,190,707	—	14,190,707
Equity securities:
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	—	75,000	—	75,000
Total	$—	$14,265,707	$—	$14,265,707

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate, held for
investment	$660,706	$—	$—	$677,749	$677,749
Policy loans	392,748	—	—	392,748	392,748
Short-term investments	1,180,965	1,180,965	—	—	1,180,965
Cash and cash equivalents	3,601,640	3,601,640	—	—	3,601,640
Liabilities:
Policyholder deposits
(Investment-type contracts)	15,496,583	—	—	15,496,583	15,496,583
Surplus Notes and Accrued
Interest Payable	731,000	—	—	721,197	721,197

	December 31, 2013
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate, held
for investment	$665,569	$—	$—	$690,591	$690,591
Policy loans	369,513	—	—	369,513	369,513
Notes receivable	27,383	—	—	27,383	27,383
Short-term investments	1,180,314	1,180,314	—	—	1,180,314
Cash and cash equivalents	3,377,978	3,377,978	—	—	3,377,978
Liabilities:
Policyholder deposits (Investment-
type contracts)	14,739,655	—	—	14,739,655	14,739,655
Surplus Notes and Accrued
Interest Payable	714,000	—	—	704,192	704,192

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 5. Income Tax Matters

     Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Deferred tax assets:
Loss carryforwards	$7,360,054	$6,594,919
Capitalized costs	782,752	821,248
Unrealized losses on investments	110,824	252,196
Benefit reserves	1,251,601	1,235,692
Total deferred tax assets	9,505,231	8,904,055
Less valuation allowance	(7,714,985)	(7,132,984)
Total deferred tax assets, net of valuation allowance	1,790,246	1,771,071
Deferred tax liabilities:
Policy acquisition costs	1,017,842	978,902
Due premiums	227,558	222,067
Value of business acquired	264,346	279,402
Intangible assets	238,000	238,000
Property and equipment	42,500	52,700
Total deferred tax liabilities	1,790,246	1,771,071
Net deferred tax assets	$—	$—

     At June 30, 2014 and December 31, 2013, the Company recorded a valuation allowance of $7,714,985 and $7,132,984, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

     Loss carryforwards for tax purposes as of June 30, 2013, have expiration dates that range from 2024 through 2029.

     There was no income tax expense for the three or six months ended June 30, 2014 and 2013. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Computed expected income tax benefit	$(528,806)	$(188,098)	$(778,994)	$(357,584)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	6,512	7,495	13,926	16,547
Dividends received deduction	—	(284)	—	(4,470)
Noncontrolling interests	(15,761)	1,714	3,196	(53,139)
Other	99,440	47,643	38,499	10,454
	90,191	56,568	55,621	(30,608)
Tax benefit before valuation allowance	(438,615)	(131,530)	(723,373)	(388,192)
Change in valuation allowance	438,615	131,530	723,373	388,192
Net income tax expense	$—	$—	$—	$—

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 6. Reinsurance

     A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 is as follows:

	June 30, 2014	December 31, 2013
Balance sheets:
Benefit and claim reserves assumed	$2,752,361	$2,814,704
Benefit and claim reserves ceded	29,837,459	30,660,618

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Statements of comprehensive income:
Premiums assumed	$7,104	$7,391	$15,573	$15,792
Premiums ceded	118,269	92,068	195,484	177,435
Benefits assumed	17,496	12,299	54,394	31,566
Benefits ceded	224,151	133,429	435,086	380,733
Commissions assumed	7	7	16	17
Commissions ceded	1,654	1,628	3,527	4,431

     The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of June 30, 2014:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Security National Life Insurance Company	NR	$—	$117,697	$16,764,838	$68,425	$16,814,110
Optimum Re Insurance Company	A–	—	19,008	464,031	—	483,039
Sagicor Life Insurance Company	A–	—	269,964	12,490,531	220,185	12,540,310
			$406,669	$29,719,400	$288,610	$29,837,459

     Capital Reserve has a 100% coinsurance agreement with SNL whereby 100% of the business written by Capital Reserve is ceded to SNL. At June 30, 2014 and December 31, 2013, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Capital Reserve to SNL were $16,814,110 and $17,294,342, respectively. Capital Reserve remains contingently liable on this ceded reinsurance should SNL be unable to meet their obligations.

     During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At June 30, 2014 and December 31, 2013, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $12,540,310 and $12,883,237, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

     The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At June 30, 2014, the Company had over 98% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $16.8 million of net reinsurance recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

     The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At June 30, 2014 and December 31, 2013, no contingency reserve was established.

Note 7. Deposit-Type Contracts

     The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for periods ended June 30, 2014 and December 31, 2013:

	Six Months Ended	Year Ended
	June 30, 2014	December 31, 2013
Beginning balance	$14,739,655	$12,865,671
Change in deposit-type contracts assumed from SNL	(62,726)	(66,572)
Change in deposit-type contracts fully ceded by Capital Reserve	(307,996)	(683,070)
Deposits received	1,176,155	2,636,959
Investment earnings	192,509	253,189
Withdrawals, net	(241,014)	(266,522)
Ending balance	$15,496,583	$14,739,655

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

     In accordance with U.S. GAAP, the Company establishes an accrued liability for litigation and regulatory matters when the future event is probable and its impact can be reasonably estimated. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. There were no such liabilities accrued as of June 30, 2014 or December 31, 2013.

     Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expires on May 1, 2015. In addition, the Company entered into a lease agreement in March 2014 for office space in Lincoln, Nebraska with a one year term expiring on March 31, 2015. Great Plains Financial entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expired on April 30, 2014. Great Plains also entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. Rent expense for the three months ended June 30, 2014 and 2013 was $62,104 and $44,417, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was $110,956 and $88,279, respectively. Future minimum payments are as follows:

2014	$87,487
2015	148,772
2016	137,088
2017	133,603
2018	136,557
Later years	771,222
Total	$1,414,729

Note 9. Statutory Net Income and Surplus

     American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve and Great Plains Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri and South Dakota Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of American Life, Capital Reserve, and Great Plains Life for the six months ended June 30, 2014 and 2013 and for the periods ended June 30, 2014 and December 31, 2013.

	Statutory Capital and Surplus as of
	June 30, 2014	December 31, 2013
American Life	$1,078,010	$1,840,429
Capital Reserve	$1,290,091	$1,280,970
Great Plains Life	$2,037,293	$2,103,988

	Statutory Net Income (Loss) for the six months ended June 30,
	2014	2013
American Life	$(672,030)	$3,225
Capital Reserve	$(82,203)	$(53,792)
Great Plains Life	$(141,012)	$(171,672)

Note 10. Surplus Notes

     The following table provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of June 30, 2014:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
First American Capital Corporation	September 1, 2006	September 1, 2016	250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

     Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of June 30, 2014, the Company has accrued $180,554 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. During the first quarter of 2013, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On January 4, 2013, the Company paid down $100,000 of principal and approximately $7,000 of accrued interest.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 11. Related Party Transactions

     American Life had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and American Life, specifies that the corporation, a licensed insurance agency, shall receive an override commission on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. Total payments made by American Life during the three months ended June 30, 2014 and 2013 were $3,844 and $7,527, respectively. Total payments made by American Life during the six months ended June 30, 2014 and 2013 were $10,504 and $14,372, respectively. This agreement was terminated in October 2011; however override payments are still being made for renewal business.

     The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended June 30, 2014 and 2013 amounted to $86,236 and $61,321, respectively. Fees earned during the six months ended June 30, 2014 and 2013 amounted to $160,252 and $98,008, respectively.

Note 12. Subsequent Events

     All of the effects of subsequent events that provide additional evidence about conditions that existed at June 30, 2014, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

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

     The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $19.9 million through June 30, 2014. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

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

     During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial. As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result our CEO, Mark Oliver, and our, Chairman, Rick Meyer, being named CEO and Chairman, respectively, of Great Plains Financial and our ability to significantly influence the operations of Great Plains Financial, the Company began consolidating Great Plains Financial on October 1, 2012. Additionally, pursuant to South Dakota law, Great Plains Financial common stock has cumulative voting features which allow the company to exert significantly more than influence than its ownership percentage would normally allow. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains Financial to 25.7% as of June 30, 2014.

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

     The Exchange Agreements required the approval of the shareholders of both Great Plains and Security Capital. We filed a Registration Statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission (SEC) pursuant to which we are registered 4,120,261 shares of our voting common stock, which we believe is the maximum number of our shares that will be issuable in connection with both Exchange Agreements. The Registration Statement also contained proxy statement materials which solicit the approval of the shareholders of Great Plains and Security Capital. An amended Registration Statement was filed with the SEC on May 8, 2014 and was declared effective on May 12, 2014. The Exchange Agreement was approved by the shareholders of each of Great Plains and Security Capital at special shareholders’ meetings held on June 30, 2014 and July 1, 2014, respectively. The Exchange Agreement was consumated on July 21, 2014.

     On May 9, 2014, American Life entered into a Purchase Option Agreement (the “Agreement”) with an unrelated company whereby the unrelated company paid American Life the sum of $25,000 in consideration for the option and first right of refusal to acquire all of the outstanding capital stock of Capital Reserve. Under terms of the Agreement, the purchase price for the outstanding capital stock of Capital Reserve shall be an amount equal to the Capital and Surplus of Capital Reserve as reflected on the most recent statutory financial statement filed with regulatory authorities prior to the notice of intent to exercise, plus $50,000. This option and right of first refusal expires on May 31, 2015.

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

     Additionally, the Company has investments in development stage entities.These equity securities approximate carrying value and are invested in privately-held life insurance companies. These securities have no active trading. The fair value for these securities is determined through the use of unobservable assumptions about market participants. These companies are regularly bringing new investors into their entities at or above the prices paid by the Company. Accordingly, the Company has asserted that a willing market participant would purchase the security for the same price as the Company paid until such time as the development stage company commences operations.

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

     The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No events occurred in the six months ended June 30, 2014 that suggest a review should be undertaken.

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

Premium Revenue

     When American Life commenced operations in September 2009, we began to receive premium income from the sales of life insurance. Capital Reserve, acquired in 2010, has had minimal impact on operations as it has no premium income or related expenses. Premium writings slowed in late 2013 and through May 2014, as the companies obtained regulatory approval for a new series of ordinary life products in March and May 2014. Management expects the premium writings in American Life and Great Plains to increase in the next few years, as the new products are introduced to the marketplace. American Life began sales in May 2014 and initial results are encouraging, and as assets and policy reserves grow, management expects investment income to grow also.

Consolidated Results of Operations

     Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three and six months ended June 30, 2014 and 2013 are summarized in the table below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income:
Premiums	$950,858	$1,089,193	$1,973,288	$2,204,953
Investment income, net of expenses	15,184	94,495	15,214	300,307
Net realized gains on investments	16,273	33,591	(5,661)	92,164
Miscellaneous income	87,207	61,321	162,042	98,008
	$1,069,522	$1,278,600	$2,144,883	$2,695,432

     Premium revenue: Premium revenue in the three months ended June 30, 2014 was $950,858 compared to $1,089,193 in the three months ended June 30, 2013. Premium revenue in the six months ended June 30, 2014 was $1,973,288 compared to $2,204,953 in the six months ended June 30, 2013. The Company recognizes 100% of the first year payments received for its traditional life insurance products as earned premiums when due. In subsequent years, 50% of the payments received are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits. Premiums on the Company's other insurance products are recognized as earned when due. Production of new life premium was slower in the first half of 2014 compared to the first half of 2013 because of a delay in obtaining regulatory approval of American Life's and Great Plain's new life insurance products as discussed above, as well as changes in field management in Great Plains. Management believes these slowdowns are temporary and expects production to increase in 2014 as management continues to introduce the newly developed life products to the marketplace.

     Investment income, net of expenses: The components of net investment income for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed maturities	$102,218	$93,840	$161,187	$189,096
Equity securities	—	1,194	—	18,780
Cash and short-term investments	321	3,156	1,703	7,407
Equity in the net (loss) income of unconsolidated
subsidiaries	(93,635)	(14,586)	(154,101)	61,557
Other	23,852	24,015	34,728	48,497
	32,756	107,619	43,517	325,337
Less: investment expenses	(17,572)	(13,124)	(28,303)	(25,030)
	$15,184	$94,495	$15,214	$300,307

     Investment income, net of expenses was $15,184 in the three months ended June 30, 2014 compared to $94,495 in the three months ended June 30, 2013. Investment income, net of expenses was $15,214 in the six months ended June 30, 2014 compared to $300,307 in the six months ended June 30, 2013. The decrease for the three and six months ended June 30, 2014 is primarily due to losses on equity method investments incurred in both First Wyoming and Hot Dot. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the "Other" line item above. Great Plains investment income was reduced by the pending exchange (described earlier) which precluded management re-investing matured proceeds which led to a significant amount of uninvested cash on hand at June 30, 2014. Management had delayed the re-investment of matured investments pending the vote on the Exchange Agreement because the vote would likely result in changes to the Great Plains Life Board. Such change in Board membership could result in modifications to the investment philosophy. Management expects to invest such cash in the bond market during the third quarter of the year.

     Net realized gains on investments: Net realized gains on investments in the three months ended June 30, 2014 were $16,273 compared to $33,591 in the three months ended June 30, 2013. Net realized losses on investments in the six months ended June 30, 2014 was $5,661 compared to net realized gains on investments of $92,164 in the six months ended June 30, 2013. The Company sold securities to reposition its available for sale portfolio. Moving forward the Company intends to opportunistically replace investments as they mature or are sold to maximize yield opportunities.

     Miscellaneous income: Miscellaneous income in the three months ended June 30, 2014 was $87,207 compared to $61,321 in the three months ended June 30, 2013. Miscellaneous income in the six months ended June 30, 2014 was $162,042 compared to $98,008 in the six months ended June 30, 2013. The increase in miscellaneous income is attributable to third-party administration fee income earned in 2014 as the Company began providing services to additional companies during the second quarter of 2013 and received higher fees from existing companies under terms of the service agreements.

     Expenses for the three and six months ended June 30, 2014 and 2013 are summarized in the table below.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expenses:
Death and other benefits	$481,751	$150,089	$685,229	$317,188
Increase in benefit reserves	243,854	332,835	376,513	694,394
Amortization of deferred acquisition costs	161,937	254,014	326,094	452,236
Salaries and benefits	622,704	477,028	1,144,736	1,075,553
Other operating expenses	929,062	677,622	1,903,471	1,344,888
	$2,439,308	$1,891,588	$4,436,043	$3,884,259

     Death and other benefits: Death and other policy benefits were $481,751 in the three months ended June 30, 2014 compared to $150,089 in the three months ended June 30, 2013. Death and other policy benefits were $685,229 in the six months ended June 30, 2014 compared to $647,513 in the six months ended June 30, 2013. The increase in claims is primarily related to the settlement of litigation on one policy issued by Old Reliance. The settlement amount was $205,000 and related to a lawsuit regarding the payment of benefits on a policy where death occurred during the two-year contestable period. Additionally, Great Plains incurred a maximum loss claim during the period, one of its first.

     Increase in benefit reserves: The increase in benefit reserves was $243,854 in the three months ended June 30, 2014 compared to $332,835 in the three months ended June 30, 2013. The increase in benefit reserves was $376,513 in the six months ended June 30, 2014 compared to $694,394 in the six months ended June 30, 2013. The increase in benefit reserves reflects the decline in new business during the first half of 2014 which was offset by the maturity of the Company's in-force block of business as well as the effect of the structure of the initial life insurance policy sold by American Life and Great Plains. In the first year, 100% of the premium is related to the life insurance portion of the policy. In years two and thereafter, half of every premium goes towards the annuity benefit, which causes a dollar-for-dollar increase in reserves.

     Amortization of deferred acquisition costs: Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized and amortized over the life of the premiums produced. The amortization of such costs was $161,937 in the three months ended June 30, 2014, compared to $254,014 in the three months ended June 30, 2013. The amortization of such costs was $326,094 in the six months ended June 30, 2014, compared to $452,236 in the six months ended June 30, 2013. The decrease in amortization for the three and six months ended June 30, 2014 results from a decline in new business.

     Salaries and benefits: Salaries and benefits were $622,704 in the three months ended June 30, 2014 compared to $477,028 in the three months ended June 30, 2013. Salaries and benefits were $1,144,736 in the six months ended June 30, 2014 compared to $1,075,553 in the six months ended June 30, 2013. The increase in the second quarter of 2014 relates to new hires assigned to the Company's marketing activities. Management expects these marketing-related salaries will transition to commission over the next 180 days.

     Other expenses: Other expenses (general administrative expenses, licenses and fees, and other expenses) were $929,062 in the three months ended June 30, 2014 compared to $677,622 in the three months ended June 30, 2013. Other expenses were $1,903,417 in the six months ended June 30, 2014 compared to $1,344,888 in the six months ended June 30, 2013. Other operating expenses also increased due to higher professional fees of $128,375 associated with the filing of Form S-4 related to the Exchange Agreement with Great Plains and Security Capital as well as fees of $183,374 related to routine regulatory examinations that were conducted by agencies from the states of Arizona, Missouri, and Wyoming as required by state statutes.

     Net Loss: Net loss was ($1,369,786) for the three months ended June 30, 2014, compared to a net loss of ($612,988) for the three months ended June 30, 2013. Net loss was ($2,291,160) for the six months ended June 30, 2014, compared to a net loss of ($1,188,827) for the six months ended June 30, 2013. The increase in the net loss was primarily attributable to lower revenue, including a decline in premium revenue, investment income, and by the costs associated with the Exchange Agreement and State examinations, both of which should sharply decline during the remainder of 2014.

     Loss attributable to noncontrolling interests: Midwest owns approximately 60.2% of the capital stock of Security Capital, and approximately 25.7% of Great Plains Financial. Security Capital and Great Plains Financial are consolidated on Midwest’s financial statements. The loss attributable to noncontrolling interests on Midwest’s financial statements for the three and six months ended June 30, 2014 and 2013 represents the net loss of Great Plains Financial to the other, noncontrolling shareholders of Great Plains Financial. Security Capital has not had any income or expense for the past two years. The loss attributable to noncontrolling interests was ($250,307) for the three months ended June 30, 2014, compared to ($59,756) for the three months ended June 30, 2013. The loss attributable to noncontrolling interests was ($435,834) for the six months ended June 30, 2014, compared to ($137,108) for the six months ended June 30, 2013. The decrease in loss attributable to noncontrolling interests reflects a decreased net loss incurred by Great Plains compared to the net loss incurred by Hot Dot in the periods presented.

     Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($1,119,479) for the three months ended June 30, 2014 compared to a net loss of ($553,232) for the three months ended June 30, 2013. Net loss attributable to Midwest Holding Inc. was ($1,855,326) for the six months ended June 30, 2014 compared to a net loss of ($1,051,719) for the six months ended June 30, 2013. The increase in the net loss for the three and six months ended March 31, 2014 compared to same period in 2013 was primarily attributable to lower revenue, particularly a decline in premium revenue and significant expenses related to the Exchange Agreement and the State insurance examinations.

Investments

     The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Fixed maturity securities:
U.S. government obligations	$3,770,417	15.6%	$2,463,095	10.5%
States and political subdivisions — general
obligations	994,834	4.1	1,040,295	4.4
States and political subdivisions — special revenue	1,500,832	6.2	1,454,392	6.2
Corporate	8,470,879	35.1	9,232,925	39.2
Total fixed maturity securities	14,736,962	61.0	14,190,707	60.3
Equity securities:
Preferred corporate stock	75,000	0.3	75,000	0.3
Total equity securities	75,000	0.3	75,000	0.3
Cash and cash equivalents	3,601,640	14.9	3,377,978	14.4
Equity method investments	1,672,739	6.9	1,800,859	7.7
Equity securities, at cost	1,293,821	5.4	1,273,938	5.4
Short-term investments	1,180,965	4.9	1,180,314	5.0
Other investments:
Mortgage loans on real estate, held for investment	660,706	2.7	665,569	2.8
Real estate, held for investment	547,829	2.3	553,849	2.4
Policy loans	392,748	1.6	369,513	1.6
Notes receivable	—	—	27,383	0.1
Total	$24,162,410	100%	$23,515,110	100%

     Increases in fixed maturity securities primarily result from additional purchases during the first and second quarter of 2014.

     American Life had four mortgage loans that had a stated maturity of December 31, 2013. Management verbally extended the loans to consider a request by the borrower to significantly extend the maturity date. In May 2014, the Company notified the borrower it would not make a long-term extension and called the loans as of June 30, 2014. The underlying properties are in the process of being sold and management has agreed to a temporary extension through September 30, 2014. All principal and interest payments are current.

     The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
AAA and U.S. Government	$3,985,065	27.0%	$2,557,644	18.0%
AA	1,473,368	10.0	1,745,616	12.3
A	7,127,735	48.4	7,526,873	53.0
BBB	2,048,331	13.9	2,260,155	15.9
Total investment grade	14,634,499	99.3	14,090,288	99.2
BB and other	102,463	0.7	100,419	0.8
Total	$14,736,962	100%	$14,190,707	100%

     Reflecting the high quality of securities maintained by the Company, 99.3% and 99.2% of all fixed maturity securities were investment grade as of June 30, 2014 and December 31, 2013, respectively. Due to the low interest rate environment, the Company has invested in bonds with “BBB” ratings or greater. Recently, as opportunities present themselves, lower-rated bonds have been disposed of and replaced with more-highly rated instruments.

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

     Net cash used in operating activities was $737,677 for the six months ended June 30, 2014. The primary sources of cash from operating activities were from premium receipts, collection amounts due from reinsurers and net investment income. The primary uses of cash from operating activities were from payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $437,805 for the six months ended June 30, 2014. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was the Company’s investments in available for sale securities and the purchase of property and equipment. Net cash provided by financing activities was $1,399,144 for the six months ended June 30, 2014. The primary sources of cash were the net proceeds from the sale of preferred stock in the Company’s private placement offering and receipts on deposit type contracts.

     At June 30, 2014, the Company had cash and cash equivalents totaling $3,601,640. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of our insurance subsidiaries is uncertain and will require additional capital if they continue to grow.

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

     There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: August 19, 2014

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)