Form 10-Q
period 2014-09-30
MIDWEST HOLDING INC.
filed 2014-11-14
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 or
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

As of November 14, 2014, there were 13,167,654 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $16,831,594 and $14,932,459, respectively)	$16,402,362	$14,190,707
Equity securities (cost: $75,000 and $75,000 respectively)	75,000	75,000
Equity method investments	1,579,173	1,800,859
Equity securities, at cost	248,633	1,273,938
Mortgage loans on real estate, held for investment	658,210	665,569
Real estate, held for investment	544,819	553,849
Policy loans	505,614	369,513
Notes receivable	—	27,383
Short-term investments	1,064,980	1,180,314
Total investments	21,078,791	20,137,132
Cash and cash equivalents	2,451,805	3,377,978
Amounts recoverable from reinsurers	29,484,226	30,660,618
Interest and dividends due and accrued	190,233	189,280
Due premiums	620,532	653,137
Deferred acquisition costs, net	2,697,408	2,722,819
Value of business acquired, net	749,267	821,771
Intangible assets, net	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	346,608	372,368
Other assets	1,915,130	1,473,745
Total assets	$61,363,824	$62,238,672
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$33,521,273	$33,866,409
Policy claims	882,028	529,139
Deposit-type contracts	15,972,961	14,739,655
Advance premiums	94,182	87,850
Total policy liabilities	50,470,444	49,223,053
Accounts payable and accrued expenses	1,675,607	1,451,464
Surplus notes	550,000	550,000
Total liabilities	52,696,051	51,224,517
Commitments and Contingencies (See Note 8)
Stockholders’ Equity:
Preferred stock, Series A, $0.001 par value. Authorized 2,000,000 shares;
issued and outstanding 74,159 shares as of September 30, 2014 and
December 31, 2013	74	74
Preferred stock, Series B, $0.001 par value. Authorized 1,000,000 shares;
issued and outstanding 101,669 shares as of September 30, 2014 and no
shares outstanding as of December 31, 2013	102	—
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 13,167,654 shares as of September 30, 2014 and
9,120,239 as of December 31,2013	13,168	9,121
Additional paid-in capital	29,541,093	25,131,714
Stock subscription receivable	—	(1,917)
Accumulated deficit	(20,423,946)	(17,707,433)
Accumulated other comprehensive loss	(462,718)	(740,091)
Total Midwest Holding Inc.’s stockholders’ equity	8,667,773	6,691,468
Noncontrolling interests	—	4,322,687
Total stockholders’ equity	8,667,773	11,014,155
Total liabilities and stockholders’ equity	$61,363,824	$62,238,672

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income:
Premiums	$942,162	$916,087	$2,915,450	$3,121,040
Investment income, net of expenses	45,400	113,259	60,614	413,566
Net realized gains (losses) on investments	104,741	(85,117)	99,080	7,047
Miscellaneous income	87,413	68,694	249,455	116,702
	1,179,716	1,012,923	3,324,599	3,708,355
Expenses:
Death and other benefits	188,219	172,934	873,448	490,122
Increase in benefit reserves	419,087	201,578	795,600	895,972
Amortization of deferred acquisition costs	141,196	271,022	467,290	723,258
Salaries and benefits	637,761	380,762	1,782,497	1,456,315
Other operating expenses	679,725	476,445	2,583,196	1,821,333
	2,065,988	1,502,741	6,502,031	5,387,000
Gain (loss) before income tax expense	(886,272)	(489,818)	(3,177,432)	(1,678,645)
Income tax expense	—	—	—	—
Net gain (loss)	(886,272)	(489,818)	(3,177,432)	(1,678,645)
Less: Gain (loss) attributable to noncontrolling interests	(25,085)	(125,432)	(460,919)	(262,540)
Net gain (loss) attributable to Midwest Holding Inc.	$(861,187)	$(364,386)	$(2,716,513)	$(1,416,105)
Comprehensive income (loss)
Unrealized gains (losses) on investments
arising during period	$(135,801)	$(40,411)	$322,181	$(619,927)
Less: reclassification adjustment for net
realized (gains) losses on investments	(13,929)	85,117	(8,268)	(7,047)
Other comprehensive income (loss)	(149,730)	44,706	313,913	(626,974)
Less: Comprehensive income attributable to
noncontrolling interest	(17,288)	27,651	36,540	(43,682)
Total comprehensive income (loss) attributable to
Midwest Holding Inc.	(132,442)	17,055	277,373	(583,292)
Comprehensive income (loss) attributable to Midwest Holding Inc.	$(993,629)	$(347,331)	$(2,439,140)	$(1,999,397)
Net gain (loss) attributable to Midwest Holding Inc.
per common share, basic and diluted	$(.08)	$(0.04)	$(0.28)	$(0.16)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,716,513)	$(1,678,645)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Net adjustment for premium and discount on investments	117,007	91,324
Depreciation and amortization	214,738	227,196
Deferred acquisition costs capitalized	(441,879)	(731,574)
Amortization of deferred acquisition costs	467,290	723,258
Net realized losses (gains) on investments	(99,080)	(7,047)
Equity in the net loss (income) of unconsolidated subsidiaries	242,694	(64,692)
Non-cash compensation expense	1,917	8,625
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	1,176,392	1,290,630
Interest and dividends due and accrued	(953)	(4,413)
Due premiums	32,606	171,279
Policy liabilities	(165,257)	(392,755)
Other assets and liabilities	(217,242)	609,801
Net cash (used in) provided by operating activities	(1,388,280)	242,987
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(9,511,327)	(8,530,031)
Proceeds from sale or maturity	7,447,297	6,004,022
Equity securities carried at cost:	—	—
Purchases	(27,383)	—
Proceeds from sale	1,143,500	9,000
Proceeds from payments on mortgage loans on real estate, held for investment	7,359	9,073
Net change in policy loans	(136,101)	(31,752)
Proceeds from payments on notes receivable	27,383	—
Net change in short-term investments	115,334	(4,350)
Purchases of property and equipment	(107,444)	(86,549)
Net cash used in investing activities	(1,041,382)	(2,630,587)
Cash Flows from Financing Activities:
Repurchases of common stock	(58,251)	(215,783)
Proceeds from issuance of preferred stock	610,011	—
Payments on surplus notes	—	(100,000)
Net transfers from noncontrolling interest	(490,919)	(97,182)
Receipts on deposit-type contracts	1,705,351	1,938,203
Withdrawals on deposit-type contracts	(292,703)	(256,714)
Net cash provided by financing activities	1,503,489	1,268,524
Net increase (decrease) in cash and cash equivalents	(926,173)	(1,119,076)
Cash and cash equivalents:
Beginning	3,377,978	4,346,555
Ending	$2,451,805	$3,227,479

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Supplemental Cash Flow Information
(Unaudited)

	Nine months ended September 30,
	2014	2013
Supplemental Disclosure of Non-Cash Information:
Exchange of common stock for non-controlling interest	$3,861,768	$—

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

In August 2010, Midwest began an exempt offering of shares to existing holders in the state of Nebraska at $5.00 per share. Midwest raised approximately $7,400,000 before capital raising expenses through this offering that extended into 2011. Additionally, Midwest offered a newly-created class of preferred shares (Class A preferred stock) to residents of Latin America. The preferred shares are non-voting and convert to common shares in 2015 at the rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The shares were sold at $6.00 per share and a total of 74,159 were sold in 2010.

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

In August 2011, the Company acquired an ownership interest in Hot Dot, Inc. (Hot Dot), a company organized to develop, manufacture, and market the Alert Patch. The Alert Patch is a thermochromatic patch for monitoring and detecting body temperature. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously. The Company’s ownership of Hot Dot was approximately 11.9% as of September 30, 2014. The Company accounts for its investment in Hot Dot using the equity method.

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

During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial Corporation (Great Plains Financial). As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financial’s wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s ability to significantly influence the operations of Great Plains Financial, the Company began consolidating Great Plains Financial during fourth quarter of 2012. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains Financial to 25.7%.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

On February 20, 2013, the Company commenced a private placement offering under Regulation D of the Securities Act of 1933. The Company offering was for a maximum amount of $10,000,000. Sales of common shares were made in Units, with each Unit consisting of fifty shares of common stock and one detachable warrant to purchase ten shares of common stock at an exercise price of $6.50 per share exercisable through December 31, 2016. This offering ended October 31, 2013.

On November 25, 2013, the Company entered into a Plan and Agreement of Exchange (the “Exchange Agreement”) with Great Plains Financial and Security Capital whereby the shareholders of Great Plains Financial and Security Capital would receive shares of Midwest voting common stock equal to an agreed upon value of shares currently owned in each respective company. The Exchange Agreement was approved by the shareholders of each of Great Plains and Security Capital at special shareholders’ meetings held on June 30, 2014 and July 1, 2014, respectively. The Exchange Agreement was finalized on August 5, 2014 and Great Plains and Security Capital became wholly owned subsidiaries of Midwest. The exchange was finalized by the issuance of 4,094,379 shares of common stock. Great Plains’ subsidiary, Great Plains Life Assurance, became a subsidiary of American Life.

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

In May, 2014, Midwest offered a newly-created class of preferred shares (Series B preferred stock) at $6.00 per share. The Series B shares are non-cumulative, non-voting and convertible to common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share.

Basis of presentation: The accompanying consolidated financial statements include the accounts of Midwest, our wholly owned subsidiary American Life, American Life’s wholly owned subsidiary Capital Reserve and Great Plains Life, Midwest’s wholly owned subsidiaries, Security Capital and Great Plains Financial. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the nine months ended September 30, 2014 or 2013.

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

Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of September 30, 2014 and December 31, 2013, primarily as a result of the seller’s guaranteed performance of the mortgage loans acquired as part of the Old Reliance transaction. Four of the five mortgage loans held by the Company matured on 12/31/2013. The Company agreed to extend the maturity to November 2014. One of the mortgage loans was paid off on October 17, 2014 and the remaining three loans have sale contracts pending and are expected to close during the fourth quarter of 2014.

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

Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At September 30, 2014 and December 31, 2013, the cost of these investments approximates fair value due to the short duration to maturity.

Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years. All properties are fully leased. Depreciation expense totaled $3,010 for the three months ended September 30, 2014 and 2013. Depreciation expense totaled $9,030 for the nine months ended September 30, 2014 and 2013.

Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2014 and December 31, 2013, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. No events occurred in the nine months ended September 30, 2014 that suggest a review should be undertaken.

The following table provides information about deferred acquisition costs for the periods ended September 30, 2014 and December 31, 2013, respectively.

	Nine months ended	Year Ended
	September 30,	December 31,
	2014	2013
Balance at beginning of period	$2,722,819	$2,650,957
Capitalization of commissions, sales and issue expenses	441,879	933,702
Gross amortization	(467,290)	(861,840)
Balance at the end of period	$2,697,408	$2,722,819

Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $2,908 and $8,724 for each of the three and nine months ended September 30, 2014 and 2013, respectively, relative to this transaction.

Additionally, the Company paid an upfront ceding commission of $375,000 to Security National Life (SNL). An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the three and nine months ended September, 2014 and 2013 relative to this transaction totaled $8,700 and $26,100, respectively. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place.

Additionally, American Life purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the three months ended September 30, 2014 and 2013 totaled $16,614 and $17,331, respectively. Amortization recognized during the nine months ended September 30, 2014 and 2013 totaled $37,679 and $77,529, respectively.

The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. Recoverability of value of business acquired is evaluated by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. No events occurred in the nine months ended September 30, 2014 that would indicate a review should be undertaken.

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

The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No events occurred in the nine months ended September 30, 2014 that suggest a review should be undertaken.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $44,393 and $41,475 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense totaled $133,203 and $121,886 for the nine months ended September 30, 2014 and 2013, respectively. Accumulated depreciation totaled $678,849 and $499,550 as of September 30, 2014 and December 31, 2013, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. No such events occurred in the nine months ended September 30, 2014 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of September 30, 2014 or December 31, 2013.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2009. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at September 30, 2014 and December 31, 2013.

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

Amounts received under our multi-benefit policy form are allocated to the life insurance portion and the annuity portion based upon the signed policy.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At both September 30, 2014 and December 31, 2013, the Company had 13,167,654 common shares issued and outstanding.

The Class A preferred shares are non-cumulative, non-voting and convertible to common shares after May, 2015, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both September 30, 2014 and December 31, 2013, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares are non-cumulative, non-voting and convertible to common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred shares. The par value per preferred share is $0.001 with 1,000,000 shares authorized. The stated dividend rate on the Class B preferred shares is 7%, commencing after December 31, 2014. At September 30, 2014, the Company had 101,669 Class B preferred shares issued and outstanding.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the three months ended September 30, 2014 and 2013 were 11,159,771 and 9,103,149 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2014 and 2013 were 9,807,554 and 9,108,328 shares, respectively.

Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Chief Executive Officer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased. All conditions were met in mid 2014. The balance of the receivable as of September 30, 2014 and December 31, 2013 was $0 and $1,917, respectively. This receivable was partially forgiven, resulting in noncash compensation expense of $0 and $2,875 for the three months ended September 30, 2014 and 2013, respectively, and $1,917 and $8,625 for the nine months ended September 30, 2014 and 2013, respectively.

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

Note 2. Noncontrolling Interests

The effects on our equity of changes in our ownership interest in equity securities were as follows.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net gain (loss) attributable to Midwest Holding Inc.	$(861,187)	$(364,386)	$(2,716,573)	$(1,416,105)
Transfers (to) from noncontrolling interests:
Decrease in Midwest Holding Inc.’s additional
paid-in capital for Great Plains Financial stock
purchases, net of change in ownership	—	—	—	(14,009)
Increase to Midwest Holding Inc.’s equity
due to acquisition of remaining shares of Great Plains
and Security Capital from non-controlling interests	3,861,768	—	3,867,768	—
Change from net loss attributable to Midwest Holding
Inc. and transfers from noncontrolling interests	$3,000,581	$(364,386)	$1,145,195	$(1,430,114)

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 3. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of September 30, 2014 and December 31, 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2014:
Fixed maturities:
U.S. government obligations	$3,666,396	$116,106	$31,347	$3,751,155
States and political subdivisions —
general obligations	1,061,349	3,633	41,027	1,023,955
States and political subdivisions —
special revenue	1,373,949	2,270	42,726	1,333,493
Corporate	10,729,900	2,023	438,164	10,293,759
Total fixed maturities	16,831,594	124,032	553,264	16,402,362
Equity securities:
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	75,000	—	—	75,000
Total	$16,906,594	$124,032	$553,264	$16,477,362

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2013:
Fixed maturities:
U.S. government obligations	$2,483,199	$23,398	$43,502	$2,463,095
States and political subdivisions —
general obligations	1,147,325	—	107,030	1,040,295
States and political subdivisions —
special revenue	1,573,336	—	118,944	1,454,392
Corporate	9,728,599	2,378	498,052	9,232,925
Total fixed maturities	14,932,459	25,776	767,528	14,190,707
Equity securities:
Preferred corporate stock	75,000	—	—	75,000
Total equity securities	75,000	—	—	75,000
Total	$15,007,459	$25,776	$767,528	$14,265,707

The Company has one security that individually exceeds 10% of the total of the state and political subdivisions categories as of September 30, 2014. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated Fair
	Cost	Value	Credit Rating
September 30, 2014:
Fixed maturities:
States and political subdivisions — general obligations
Maricopa County Arizona School District No. 31	$339,542	$333,435	AA-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at September 30, 2014 and December 31, 2013, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2014			December 31, 2013
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,397,023	$31,347	10	$578,914	$43,502	6
States and political subdivisions —
general obligations	155,678	2,339	1	320,416	32,506	3
States and political subdivisions —
special revenue	291,059	7,288	3	653,897	56,717	11
Corporate	6,961,411	338,358	41	7,998,855	498,052	73
Greater than 12 months:
States and political subdivisions —
general obligations	702,267	38,688	4	719,879	74,524	4
States and political subdivisions —
special revenue	868,534	35,438	8	800,495	62,227	6
Corporate	2,509,357	99,806	24	—	—	—
Total fixed maturities	$12,885,329	$553,264	91	$11,072,456	$767,528	103

Based on our review of the securities in an unrealized loss position at September 30, 2014 and December 31, 2013, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2014, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$407,410	$408,189
Due after one year through five years	2,298,542	2,317,944
Due after five years through ten years	8,991,984	8,781,246
Due after ten years	5,133,658	4,894,983
	$16,831,594	$16,402,362

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2014 and December 31, 2013, these required deposits had a total amortized cost of $3,047,707 and $2,967,441 and fair values of $3,110,973 and $2,912,017, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The components of net investment income for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed maturities	$114,332	$90,988	$275,519	$280,084
Equity securities	—	4,104	—	22,884
Cash and short-term investments	603	6,724	2,306	14,131
Equity in the net (loss) income of unconsolidated
subsidiaries	(88,595)	—	(242,696)	61,557
Other	30,644	22,435	65,372	70,932
	56,984	124,251	100,501	449,588
Less: investment expenses	(11,584)	(10,992)	(39,887)	(36,022)
	$45,400	$113,259	$60,614	$413,566

Proceeds for the three months ended September 30, 2014 and 2013 from sales of investments classified as available-for-sale were $1,886,156 and $1,403,410, respectively. Gross gains of $19,167 and $10,998 and gross losses of $5,238 and $96,115 were realized on those sales during the three months ended September 30, 2014 and 2013, respectively. Proceeds for the nine months ended September 30, 2014 and 2013 from sales of investments classified as available-for-sale were $7,447,297 and $6,004,022, respectively. Gross gains of $40,807 and $103,162 and gross losses of $32,539 and $96,115 were realized on those sales during the nine months ended September 30, 2014 and 2013, respectively.

During the three month period ending September 30, 2014, Midwest sold its investment in an equity security, at cost, back to the company for a net gain of $90,812.

As of September 30, 2014, no mortgage loans were in a delinquent status and all interest on mortgage loans was current. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the periods ended September 30, 2014 and December 31, 2013.

	Nine months ended	Year ended
	September 30, 2014	December 31, 2013
Balance at beginning of period	$665,569	$677,011
Proceeds from payments on mortgage loans on real estate, held for investment	(7,359)	(11,442)
Balance at end of period	$658,210	$665,569

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended September 30, 2014, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $189,000 and $164,000 in carrying value of the surplus notes as of September 30, 2014 and December 31, 2013, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

		Significant
	Quoted	Other	Significant
	in Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
September 30, 2014
Fixed maturities:
U.S. government obligations	$—	$3,751,155	$—	$3,751,155
States and political subdivisions — general
obligations	—	1,023,955	—	1,023,955
States and political subdivisions — special
revenue	—	1,333,493	—	1,333,493
Corporate	—	10,293,759	—	10,293,759
Total fixed maturities	—	16,402,362	—	16,402,362
Equity securities:
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	—	75,000	—	75,000
Total	$—	$16,477,362	$—	$16,477,362
December 31, 2013
Fixed maturities:
U.S. government obligations	$—	$2,463,095	$—	$2,463,095
States and political subdivisions — general
obligations	—	1,040,295	—	1,040,295
States and political subdivisions — special
revenue	—	1,454,392	—	1,454,392
Corporate	—	9,232,925	—	9,232,925
Total fixed maturities	—	14,190,707	—	14,190,707
Equity securities:
Preferred corporate stock	—	75,000	—	75,000
Total equity securities	—	75,000	—	75,000
Total	$—	$14,265,707	$—	$14,265,707

There were no transfers of financial instruments between Level 1 and Level 2 during the nine months ended September 30, 2014 or 2013.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate, held for
investment	$658,210	$—	$—	$670,422	$670,422
Policy loans	505,614	—	—	505,614	505,614
Short-term investments	1,064,980	1,064,980	—	—	1,064,980
Cash and cash equivalents	2,451,805	2,451,805	—	—	2,451,805
Liabilities:
Policyholder deposits
(Investment-type contracts)	15,972,961	—	—	15,972,961	15,972,961
Surplus Notes and Accrued
Interest Payable	739,000	—	—	730,072	730,072

	December 31, 2013
		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate, held
for investment	$665,569	$—	$—	$690,591	$690,591
Policy loans	369,513	—	—	369,513	369,513
Notes receivable	27,383	—	—	27,383	27,383
Short-term investments	1,180,314	1,180,314	—	—	1,180,314
Cash and cash equivalents	3,377,978	3,377,978	—	—	3,377,978
Liabilities:
Policyholder deposits (Investment-
type contracts)	14,739,655	—	—	14,739,655	14,739,655
Surplus Notes and Accrued
Interest Payable	714,000	—	—	704,192	704,192

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 5. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Deferred tax assets:
Loss carryforwards	$7,523,710	$6,594,919
Capitalized costs	802,000	821,248
Unrealized losses on investments	157,324	252,196
Benefit reserves	1,246,670	1,235,692
Total deferred tax assets	9,729,704	8,904,055
Less valuation allowance	(8,015,129)	(7,132,984)
Total deferred tax assets, net of valuation allowance	1,714,575	1,771,071
Deferred tax liabilities:
Policy acquisition costs	973,433	978,902
Due premiums	210,981	222,067
Value of business acquired	254,751	279,402
Intangible assets	238,000	238,000
Property and equipment	37,400	52,700
Total deferred tax liabilities	1,714,575	1,771,071
Net deferred tax assets	$—	$—

At September 30, 2014 and December 31, 2013, the Company recorded a valuation allowance of $8,015,129 and $7,132,984, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of September 30, 2013, have expiration dates that range from 2024 through 2029.

There was no income tax expense for the three or nine months ended September 30, 2014 and 2013. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Computed expected income tax benefit	$(144,621)	$(123,891)	$(923,615)	$(481,476)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	9,939	5,515	23,865	22,062
Dividends received deduction	—	—	—	(4,472)
Noncontrolling interests	7,401	142,910	10,567	89,772
Other	(126,363)	(55,469)	(87,864)	(45,015)
	(109,023)	92,956	(53,402)	62,347
Tax benefit before valuation allowance	(253,644)	(30,935)	(977,017)	(419,129)
Change in valuation allowance	253,644	30,935	977,017	419,129
Net income tax expense	$—	$—	$—	$—

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 6. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 is as follows:

			September 30, 2014	December 31, 2013
Balance sheets:
Benefit and claim reserves assumed			$2,744,915	$2,814,704
Benefit and claim reserves ceded			29,484,226	30,660,618

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Statements of comprehensive income:
Premiums assumed	$6,504	$7,236	$21,777	$23,023
Premiums ceded	76,886	102,825	272,370	280,261
Benefits assumed	1,198	10,335	55,592	41,901
Benefits ceded	373,581	210,378	808,667	591,112
Commissions assumed	33	9	49	26
Commissions ceded	1,510	3,257	5,037	1,175

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of September 30, 2014:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Security National Life Insurance Company	NR	$—	$90,059	$16,585,710	$68,078	$16,607,691
Optimum Re Insurance Company	A–	—	19,008	464,031	—	483,039
Sagicor Life Insurance Company	A–	—	556,520	12,058,232	221,256	12,393,496
			$665,587	$29,107,973	$289,334	$29,484,226

Capital Reserve has a 100% coinsurance agreement with SNL whereby 100% of the business written by Capital Reserve is ceded to SNL. At September 30, 2014 and December 31, 2013, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Capital Reserve to SNL were $16,607,691 and $17,294,342, respectively. Capital Reserve remains contingently liable on this ceded reinsurance should SNL be unable to meet their obligations.

During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At September 30, 2014 and December 31, 2013, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $12,393,496 and $12,883,237, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At September 30, 2014, the Company had over 98% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $16.6 million of net reinsurance recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At September 30, 2014 and December 31, 2013, no contingency reserve was established.

Note 7. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for periods ended September 30, 2014 and December 31, 2013:

	Nine Months Ended	Year Ended
	September 30, 2014	December 31, 2013
Beginning balance	$14,739,655	$12,865,671
Change in deposit-type contracts assumed from SNL	(69,226)	(66,572)
Change in deposit-type contracts fully ceded by Capital Reserve	(410,404)	(683,070)
Deposits received	1,705,351	2,636,959
Investment earnings	299,797	253,189
Withdrawals, net	(292,210)	(266,522)
Ending balance	$15,972,961	$14,739,655

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

In accordance with U.S. GAAP, the Company establishes an accrued liability for litigation and regulatory matters when the future event is probable and its impact can be reasonably estimated. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. There were no such liabilities accrued as of September 30, 2014 or December 31, 2013.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expires on May 1, 2015. In addition, the Company entered into a lease agreement in March 2014 for office space in Lincoln, Nebraska with a one year term expiring on March 31, 2015. Great Plains Financial entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expired on April 30, 2014. Great Plains also entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. Rent expense for the three months ended September 30, 2014 and 2013 was $53,147 and $41,932, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 was $164,103 and $130,211, respectively. Future minimum payments are as follows:

2014	$43,744
2015	148,772
2016	137,088
2017	133,603
2018	136,557
Later years	771,222
Total	$1,370,986

Note 9. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve and Great Plains Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri and South Dakota Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of American Life, Capital Reserve, and Great Plains Life for the nine months ended September 30, 2014 and 2013 and for the periods ended September 30, 2014 and December 31, 2013.

	Statutory Capital and Surplus as of
	September 30, 2014	December 31, 2013
American Life	$3,283,914	$1,840,429
Capital Reserve	$1,394,094	$1,302,814
Great Plains Life	$1,999,869	$2,158,481

	Statutory Net Income (Loss) for the nine months ended September 30,
	2014	2013
American Life	$(1,075,549)	$375,261
Capital Reserve	$(109,226)	$(76,317)
Great Plains Life	$(210,886)	$(185,403)

Note 10. Surplus Notes

The following table provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of September 30, 2014:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of September 30, 2014, the Company has accrued $188,741 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. During the first quarter of 2013, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On January 4, 2013, the Company paid down $100,000 of principal and approximately $7,000 of accrued interest.

Note 11. Related Party Transactions

American Life previously had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and American Life, specifies that the corporation, a licensed insurance agency, shall receive an override commission on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. Total payments made by American Life during the three months ended September 30, 2014 and 2013 were $6,132 and $5,867, respectively. Total payments made by American Life during the nine months ended September 30, 2014 and 2013 were $16,636 and $20,416, respectively. This agreement was terminated in October 2011; however override payments are still being made for renewal business pursuant to the agreement.

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended September 30, 2014 and 2013 amounted to $67,008 and $68,694, respectively. Fees earned during the nine months ended September 30, 2014 and 2013 amounted to $227,260 and $166,702, respectively.

Note 12. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at September 30, 2014, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. The Company dissolved the TPA agreement with Northern Plains Capital Corporation effective October 31, 2014. The Company is also in the process of divesting their interest in Hot Dot and this transaction is expected to close before the end of 2014.

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

Overview

Midwest was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary; American Life & Security Corp. Capital Reserve Life Insurance Company of Jefferson City, Missouri is a dormant, wholly owned subsidiary of American Life. Great Plains Life Assurance Company is a wholly owned subsidiary of American Life. Security Capital LLC is a wholly owned subsidiary of Midwest. Great Plains Financial LLC is a wholly owned subsidiary of Midwest.

The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $20.1 million through September 30, 2014. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

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

During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial. As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains Financial and Great Plains Financials’ wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was assigned to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains Financial. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result our CEO, Mark Oliver, and our, Chairman, Rick Meyer, being named CEO and Chairman, respectively, of Great Plains Financial and our ability to significantly influence the operations of Great Plains Financial, the Company began consolidating Great Plains Financial on October 1, 2012. Additionally, pursuant to South Dakota law, Great Plains Financial common stock has cumulative voting features which allow the company to exert significantly more than influence than its ownership percentage would normally allow. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains Financial to 25.7% through August 4, 2014.

In 2013, we completed a private placement of our voting common stock, selling units consisting of 50 shares of common stock and one detachable warrant to purchase 10 shares of common stock at an exercise price of $6.50 per share exercisable through December 31, 2016 for gross proceeds of $353,700.

We entered into Exchange Agreements with Great Plains and Security Capital in order to acquire the outstanding shares of each company held by their stockholders (other than those shares already held by us.) Under the Exchange Agreement with Great Plains, the Great Plains shareholders received approximately 1.298 shares of Midwest voting common stock for each share of Great Plains common stock held by the shareholders. Fractional shares were rounded up to the nearest whole share of Midwest voting common stock. Shareholders who perfect dissenters’ rights under South Dakota law received cash in lieu of Midwest voting common stock. Under the Exchange Agreement with Security Capital, the Security Capital shareholders received approximately 0.161 shares of Midwest voting common stock for each share of Security Capital common stock held by the shareholders. Fractional shares were rounded up to the nearest whole share of Midwest voting common stock.

The Exchange Agreements required the approval of the shareholders of both Great Plains and Security Capital. We filed a Registration Statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission (SEC) pursuant to which we are registered 4,120,261 shares of our voting common stock, which we believe is the maximum number of our shares that will be issuable in connection with both Exchange Agreements. The Registration Statement also contained proxy statement materials which solicit the approval of the shareholders of Great Plains and Security Capital. An amended Registration Statement was filed with the SEC on May 8, 2014 and was declared effective on May 12, 2014. The Exchange Agreement was approved by the shareholders of each of Great Plains and Security Capital at special shareholders’ meetings held on June 30, 2014 and July 1, 2014, respectively. The Exchange Agreement was consummated on July 21, 2014.

On August 5, 2014, Great Plains and Security Capital were merged into Midwest Holding Inc. Great Plains Financials’ wholly owned subsidiary, Great Plains Life Assurance Company, along with any remaining assets of Great Plains Financial and Security Capital were transferred via a dividend to Midwest. The dividend income and expense were eliminated in consolidation. Great Plains Life Assurance was contributed to American Life Insurance & Security Corp via a surplus contribution and became a wholly owned subsidiary of American Life.

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

In addition, the Company may consider refinements in estimates due to improved capabilities resulting from administrative or actuarial system upgrades. The Company considers such enhancements to determine whether and to what extent they are associated with prior periods or simply improvements in the projection of future expected gross profits due to improved functionality. To the extent they represent such improvements; these items are applied to the appropriate financial statement line items in a manner similar to unlocking adjustments.

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

The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No events occurred in the nine months ended September 30, 2014 that suggest a review should be undertaken.

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

Consolidated Results of Operations – Three Months Ended September 30

Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three ended September 30, 2014 and 2013 are summarized in the table below.

	Three months ended September 30,
	2014	2013
Income:
Premiums	$942,162	$916,087
Investment income, net of expenses	45,400	113,259
Net realized gains on investments	104,741	(85,117)
Miscellaneous income	87,413	68,694
	$1,179,716	$1,012,923

Premium revenue: Premium revenue in the three months ended September 30, 2014 was $942,162 compared to $916,087 in the three months ended September 30, 2013. The Company recognizes 100% of the first year payments received for its traditional life insurance products as earned premiums when due. In subsequent years, 50% of the payments received are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits. Premiums on the Company's other insurance products are recognized as earned when due. No signification changes to mention.

Investment income, net of expenses: The components of net investment income for the three months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,
	2014	2013
Fixed maturities	$114,332	$90,988
Equity securities	—	4,104
Cash and short-term investments	603	6,724
Equity in the net (loss) income of unconsolidated
subsidiaries	(88,595)	—
Other	30,644	22,435
	56,984	124,251
Less: investment expenses	(11,584)	(10,992)
	$45,400	$113,259

Investment income, net of expenses was $45,400 in the three months ended September 30, 2014 compared to $113,259 in the three months ended September 30, 2013. The decrease for the three months ended September 30, 2014 is primarily due to losses on equity method investments incurred in both First Wyoming and Hot Dot. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the "Other" line item above.

Net realized gains on investments: Net realized gains on investments in the three months ended September 30, 2014 were $104,741 compared to $85,117 in the three months ended September 30, 2013. Great Plains Financial and Security Capital each had an investment in Northern Plains Capital Corporation. Midwest Holding acquired those investments after the merger in August 2014. The Company sold these investments in Northern Plains which accounted for $90,812 of realized gains for the three months ending September 30, 2014.

Miscellaneous income: Miscellaneous income in the three months ended September 30, 2014 was $87,413 compared to $68,694 in the three months ended September 30, 2013. The increase in miscellaneous income is attributable to third-party administration fee income due to higher fees from existing companies under terms of the service agreements.

Expenses for the three months ended September 30, 2014 and 2013 are summarized in the table below.

	Three months ended September 30,
	2014	2013
Expenses:
Death and other benefits	$188,219	$172,934
Increase in benefit reserves	419,087	201,578
Amortization of deferred acquisition costs	141,196	271,022
Salaries and benefits	637,761	380,762
Other operating expenses	679,725	476,445
	$2,065,988	$1,502,741

Death and other benefits: Death and other policy benefits were $188,219 in the three months ended September 30, 2014 compared to $172,934 in the three months ended September 30, 2013. No significant death claims to call out.

Increase in benefit reserves: The increase in benefit reserves was $419,087 in the three months ended September 30, 2014 compared to $201,578 in the three months ended September 30, 2013. The increase in benefit reserves reflects an increase in new business and the maturity of the Company's in-force block of business as well as the effect of the structure of the initial life insurance policy sold by American Life and Great Plains. In the first year, 100% of the premium is related to the life insurance portion of the policy. In years two and thereafter, half of every premium goes towards the annuity benefit, which causes a dollar-for-dollar increase in reserves.

Amortization of deferred acquisition costs: Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized and amortized over the life of the premiums produced. The amortization of such costs was $141,196 in the three months ended September 30, 2014, compared to $271,022 in the three months ended September 30, 2013. The decrease in amortization for the three months ended September 30, 2014 results from a decline in new business the first half of 2014. This amortization will start to increase as the new business continues to grow.

Salaries and benefits: Salaries and benefits were $637,761 in the three months ended September 30, 2014 compared to $380,762 in the three months ended September 30, 2013. The increase in the three months of 2014 compared to the same period in 2013 relates to new hires assigned to the Company's marketing activities. Management expects these marketing-related salaries will transition to commission over the next 180 days.

Other expenses: Other expenses (general administrative expenses, licenses and fees, and other expenses) were $679,725 in the three months ended September 30, 2014 compared to $476,445 in the three months ended September 30, 2013. This increase is due, in part, to additional legal expenses from the Great Plains merger into the Company and remaining state examination expense from the 2013 year-end exam. These expenses are not expected to occur in future periods.

Net loss: Net loss was ($886,272) for the three months ended September 30, 2014, compared to a net loss of ($489,818) for the three months ended September 30, 2013. The loss in the third quarter of 2104 compared to the loss incurred in the same time period in 2013 primarily due to the costs associated with the state examinations, the merger of Great Plains, and new hires assigned to the Company's marketing activities.

Loss attributable to noncontrolling interests: Midwest owned approximately 60.2% of the capital stock of Security Capital, and approximately 25.7% of Great Plains Financial through August 5, 2014. Great Plains Financial was merged into Midwest Holding during the three months ended September 30, 2014. The loss of ($25,085) through the merger date of August 5, 2014 is down compared to the loss of ($125,432) for the full three months ended September 30, 2013.

Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($861,187) for the three months ended September 30, 2014 compared to a net loss of ($364,386) for the three months ended September 30, 2013. The increase in the net loss for the three months ended September 30, 2014 compared to same period in 2013 was primarily attributable to the costs associated with the state examinations, the merger of Great Plains, and new hires assigned to the Company’s marketing activities.

Consolidated Results of Operations – Nine Months Ended September 30

Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the nine months ended September 30, 2014 and 2013 are summarized in the table below.

	Nine months ended September 30,
	2014	2013
Income:
Premiums	$2,915,450	$3,121,040
Investment income, net of expenses	60,614	413,566
Net realized gains on investments	99,080	7,047
Miscellaneous income	249,455	166,702
	$3,324,599	$3,708,355

Premium revenue: Premium revenue in the nine months ended September 30, 2014 was $2,915,450 compared to $3,121,040 in the nine months ended September 30, 2013. Production of new life premium was slower in the first nine months of 2014 compared to the first nine months of 2013 because of a delay in obtaining regulatory approval of American Life's and Great Plain's new life insurance products as discussed above, as well as changes in field management in Great Plains; additionally, because of the delays, new agent recruiting was dramatically reduced. Such efforts resumed in the second quarter of 2014 and management expects to continue an emphasis on recruiting throughout the remainder of 2014. Management believes these slowdowns are temporary and expects production to increase in 2014 as management continues to introduce the newly developed life products to the marketplace.

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine months ended September 30,
	2014	2013
Fixed maturities	$275,519	$280,084
Equity securities	—	22,884
Cash and short-term investments	2,306	14,131
Equity in the net (loss) income of unconsolidated
subsidiaries	(242,696)	61,557
Other	65,372	70,932
	100,501	449,588
Less: investment expenses	(39,887)	(36,022)
	$60,614	$413,566

Investment income, net of expenses was $60,614 in the nine months ended September 30, 2014 compared to $413,566 in the nine months ended September 30, 2013. The decrease for the nine months ended September 30, 2014 is primarily due to losses on equity method investments incurred in both First Wyoming and Hot Dot. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the "Other" line item above.

Net realized gains on investments: Net realized gains on investments in the nine months ended September 30, 2014 was $99,080 compared to net realized gains on investments of $7,047 in the nine months ended September 30, 2013. The Company sold these investments in Northern Plains which accounted for $90,812 of realized gains for the nine months ending September 30, 2014.

Miscellaneous income: Miscellaneous income in the nine months ended September 30, 2014 was $249,455 compared to $166,702 in the nine months ended September 30, 2013. The increase in miscellaneous income is attributable to third-party administration fee income earned in 2014 as the Company began providing services to additional companies during the second quarter of 2013 and received higher fees from existing companies under terms of the service agreements.

Expenses for the nine months ended September 30, 2014 and 2013 are summarized in the table below.

	Nine months ended September 30,
	2014	2013
Expenses:
Death and other benefits	$873,448	$490,122
Increase in benefit reserves	795,600	895,972
Amortization of deferred acquisition costs	467,290	723,258
Salaries and benefits	1,782,497	1,456,315
Other operating expenses	2,583,196	1,821,333
	$6,502,031	$5,387,000

Death and other benefits: Death and other policy benefits were $873,448 in the nine months ended September 30, 2014 compared to $490,122 in the nine months ended September 30, 2013. The increase in claims is primarily related to the settlement of litigation on one policy issued by Old Reliance. The settlement amount was $205,000 and related to a lawsuit regarding the payment of benefits on a policy where death occurred during the two-year contestable period. Additionally, Great Plains incurred a maximum loss claim during the first half of 2014, one of its first.

Increase in benefit reserves: The decrease in benefit reserves was $795,600 in the nine months ended September 30, 2014 compared to $895,972 in the nine months ended September 30, 2013. The decrease in benefit reserves reflects the decline in new business during the first nine months of 2014 which was partially offset by the maturity of the Company's in-force block of business as well as the effect of the structure of the initial life insurance policy sold by American Life and Great Plains as mentioned above.

Amortization of deferred acquisition costs: The amortization of such costs was $467,290 in the nine months ended September 30, 2014, compared to $723,258 in the nine months ended September 30, 2013. The decrease in amortization for the nine months ended September 30, 2014 results from a decline in new business.

Salaries and benefits: Salaries and benefits were $1,782,497 in the nine months ended September 30, 2014 compared to $1,456,315 in the nine months ended September 30, 2013. The increase in the nine months of 2014 relates to new hires assigned to the Company's marketing activities. Management expects these marketing-related salaries will transition to commission over the next 180 days.

Other expenses: Other expenses were $2,583,196 in the nine months ended September 30, 2014 compared to $1,821,333 in the nine months ended September 30, 2013. Other operating expenses increased during the first nine months of 2014 due to higher professional fees of $167,000 associated with the filing of Form S-4 related to the Exchange Agreement with Great Plains and Security Capital as well as fees of $249,000 related to routine regulatory examinations that were conducted by agencies from the states of Arizona, Missouri, and Wyoming as required by state statutes.

Net Loss: Net loss was ($3,177,432) for the nine months ended September 30, 2014, compared to a net loss of ($1,678,645) for the nine months ended September 30, 2013. The increase in the net loss year-to-date was primarily attributable to lower revenue, including a decline in premium revenue, and by the costs associated with the Exchange Agreement and State examinations; both of the expenses should sharply decline during the remainder of 2014. These decreases were partially offset by the sale of the Company’s investment in Northern Plains.

Loss attributable to noncontrolling interests: Midwest owned approximately 60.2% of the capital stock of Security Capital, and approximately 25.7% of Great Plains Financial through August 5, 2014. Great Plains Financial was merged into Midwest Holding during the three months ended September 30, 2014. The loss of ($460,919) recorded through the merger date of August 5, 2014, compared to the loss of ($262,540) for the period ending September 30, 2014 represents an increased loss incurred by Great Plains Financial Corporation.

Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($2,716,573) for the nine months ended September 30, 2014 compared to a net loss of ($1,416,105) for the nine months ended September 30, 2013. The increase in the net loss for the nine months ended September 30, 2014 compared to same period in 2013 was primarily attributable to lower revenue, particularly a decline in premium revenue and significant expenses related to the Exchange Agreement and the State insurance examinations.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Fixed maturity securities:
U.S. government obligations	$3,751,155	15.9%	$2,463,095	10.5%
States and political subdivisions — general
obligations	1,023,955	4.4	1,040,295	4.4
States and political subdivisions — special revenue	1,333,493	5.7	1,454,392	6.2
Corporate	10,293,759	43.8	9,232,925	39.2
Total fixed maturity securities	16,402,362	69.8	14,190,707	60.3
Equity securities:
Preferred corporate stock	75,000	0.3	75,000	0.3
Total equity securities	75,000	0.3	75,000	0.3
Cash and cash equivalents	2,451,805	10.4	3,377,978	14.4
Equity method investments	1,579,173	6.7	1,800,859	7.7
Equity securities, at cost	248,633	1.1	1,273,938	5.4
Short-term investments	1,064,980	4.5	1,180,314	5.0
Other investments:
Mortgage loans on real estate, held for investment	658,210	2.8	665,569	2.8
Real estate, held for investment	544,819	2.3	553,849	2.4
Policy loans	505,614	2.1	369,513	1.6
Notes receivable	—	—	27,383	0.1
Total	$23,530,596	100%	$23,515,110	100%

Increases in fixed maturity securities primarily result from additional purchases during the nine months of 2014.

American Life had four mortgage loans that had a stated maturity of December 31, 2013. Management verbally extended the loans to consider a request by the borrower to significantly extend the maturity date. In May 2014, the Company notified the borrower it would not make a long-term extension and called the loans as of September 30, 2014. The sale one of the properties occurred in October 2014. The three remaining underlying properties are in the process of being sold and management has agreed to a temporary extension through November 30, 2014. All principal and interest payments are current.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
AAA and U.S. Government	$3,964,005	24.1%	$2,557,644	18.0%
AA	1,582,411	9.7	1,745,616	12.3
A	7,973,859	48.6	7,526,873	53.0
BBB	2,779,054	17.0	2,260,155	15.9
Total investment grade	16,299,329	99.4	14,090,288	99.2
BB and other	103,033	0.6	100,419	0.8
Total	$16,402,362	100%	$14,190,707	100%

Reflecting the high quality of securities maintained by the Company, 99.4% and 99.2% of all fixed maturity securities were investment grade as of September 30, 2014 and December 31, 2013, respectively. Due to the low interest rate environment, the Company has invested in bonds with “BBB” ratings or greater. Recently, as opportunities present themselves, lower-rated bonds have been disposed of and replaced with more-highly rated instruments.

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

Net cash used in operating activities was $1,388,280 for the nine months ended September 30, 2014. The primary sources of cash from operating activities were from premium receipts, collection amounts due from reinsurers and net investment income. The primary uses of cash from operating activities were from payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $1,041,382 for the nine months ended September 30, 2014. The primary source of cash was from sales of available for sale securities and the proceeds from the sale of our investment in Northern Plains Capital Corporation. Offsetting this source of cash was the Company’s investments in available for sale securities and the purchase of property and equipment. Net cash provided by financing activities was $1,503,489 for the nine months ended September 30, 2014. The primary sources of cash were the net proceeds from the sale of preferred stock in the Company’s private placement offering and receipts on deposit type contracts.

At September 30, 2014, the Company had cash and cash equivalents totaling $2,451,805. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of our insurance subsidiaries is uncertain and will require additional capital if they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 14, 2014

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)