Form 10-K
period 2014-12-31
MIDWEST HOLDING INC.
filed 2015-03-31
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2014
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

COMMISSION FILE NUMBER 000-10685

Midwest Holding Inc.
(Exact name of registrant as specified in its charter)

Nebraska	20-0362426
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2900 S. 70th , Suite 400, Lincoln, NE	68506
(Address of principal executive offices)	(Zip Code)

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

As of March 1, 2015, there were 13,167,654 shares of voting common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed for its 2015 Annual Meeting of Shareholders, scheduled to be held, are incorporated by reference into Part III of this Form 10-K.

MIDWEST HOLDING INC.
FORM 10-K

PART I

PART II

PART III

PART IV

Item No.	Item Caption	Page
Item 15.	Exhibits and Financial Statement Schedules	32
	Signatures	35

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

General Information

Midwest Holding Inc., a Nebraska corporation, (we, us, our, Midwest, the Company or the Registrant) was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. (American Life). Capital Reserve Life Insurance Company, a Missouri domiciled life insurance company (Capital Reserve) is a dormant, wholly owned subsidiary of American Life. On August 5, 2014, Great Plains Financial Corporation (Great Plains) was acquired by the Company through a statutory exchange of our voting common stock for the common stock of Great Plains. The wholly owned subsidiary of Great Plains, Great Plains Life Assurance Company (Great Plains Life) became a subsidiary of Midwest and then became a wholly owned subsidiary of American Life through a capital contribution from the Company. The principal executive offices for Midwest and its subsidiaries are at 2900 S. 70th Street, Suite 400, Lincoln, NE 68506, phone number is (402) 489-8266.

Development of our Business

Since our inception, we have raised approximately $18.0 million through sales of shares of voting common stock and non-voting convertible preferred stock in several private placements and an intrastate offering in the State of Nebraska. Each of these sales of stock was intended primarily to provide capital for our financial services operations.

The Company was a development stage company until American Life commenced its insurance operations in 2009. We have incurred significant net losses since inception totaling approximately $21.1 million through December 31, 2014. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur significant operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

In 2009, American Life was issued a certificate of authority to conduct life insurance business in the state of Nebraska. Capital and surplus contributed to American Life was approximately $9.6 million as of the end of 2014, capital and surplus of American Life at that date was approximately $2.9 million. At December 31, 2014 and 2013, American Life generated approximately $2.9 million and $3.0 million in premium revenue, respectively.

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

In early 2011, we completed the private sale of 74,159 shares of our Series A Preferred Stock to certain qualified investors in Latin America. Proceeds after expenses, were approximately $415,750. The preferred shares are non-voting and convert into common shares in May, 2015. The shares were sold at $6.00 per share. These proceeds were used to further capitalize our insurance operations, for working capital and for general corporate purposes.

On February 28, 2011, we completed an intrastate offering of our voting common shares that commenced in July, 2010, a total of 1,554,326 additional shares of voting common stock were sold. Gross proceeds after expenses were approximately $7.7 million. These proceeds were used to fund the acquisition of Old Reliance Insurance Company (Old Reliance) as described below, and to further capitalize our insurance operations, for working capital and for general corporate purposes.

In 2011, we acquired all of the issued and outstanding capital stock of Old Reliance, an Arizona-domiciled life insurance company. American Life merged into Old Reliance following the purchase, with the survivor changing its name to American Life & Security Corp. and domiciled in Arizona. In the transaction, the sole shareholder of Old Reliance received: (i) approximately $1.6 million in cash, (ii) $500,000 in the form of a surplus debenture issued by American Life, and (iii) 150,000 shares of our voting common stock ($750,000 fair value). On November 8, 2010, prior to signing the stock purchase agreement with American Life, Old Reliance had assets of approximately $19 million and for the period from January 1, 2010 through November 8, 2010, revenue of approximately $1.4 million, and expenses of approximately $1.7 million.

During the third quarter of 2011, we obtained control of an entity, Security Capital Corporation (Security Capital), an Arkansas corporation. Security Capital was a development stage company that had not conducted operations apart from raising capital. Security Capital was acquired by Midwest on August 5, 2014, through a share exchange described below.

In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot), a company organized in August 2011 to develop, manufacture, and market the Hot Dot Alert Patch. From its inception, the operating results of Hot Dot were consolidated with those of Midwest, due to Midwest’s control of the Board of Directors. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of its stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. In October 2014, Hot Dot repurchased Midwest’s 1,500,000 remaining shares of stock for $775,000.

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each client, generate fee income for the Company. Services provided vary based on the respective needs of the client and can include some or all aspects of back-office accounting and policy administration. The Company has been able to perform its TPA services using its existing in-house resources.

During the first quarter of 2012, the Company purchased additional shares of Great Plains after earlier acquiring a small interest. As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains and Great Plains Life. At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was appointed to serve as President of Great Plains in addition to his role as CEO and CFO of Great Plains. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains Financial, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s ability to significantly influence the operations of Great Plains, the Company began consolidating Great Plains during the fourth quarter of 2012. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains Financial to 25.7%. Great Plains was acquired by Midwest on August 5, 2014, through a share exchange as described below.

On February 20, 2013, the Company commenced a private placement offering under Regulation D of the Securities Act of 1933. Sales were made in Units, with each Unit consisting of fifty shares of voting common stock and one detachable warrant to purchase ten shares of common stock at an exercise price of $6.50 per share exercisable through December 31, 2016 for gross proceeds of $353,700. This offering ended October 31, 2013. A total of 58,950 shares of voting common stock and 1,179 warrants exercisable for 10 shares of voting common stock.

On November 25, 2013, the Company entered into Plan and Agreement of Exchange (the “Exchange Agreement”) with Great Plains and Security Capital in order to acquire the outstanding shares of each company held by their stockholders (other than those shares already held by us.) Under the Exchange Agreement with Great Plains, the Great Plains shareholders received approximately 1.298 shares of Midwest voting common stock for each share of Great Plains common stock held by the Great Plains shareholders. The Security Capital shareholders received approximately 0.162 shares of Midwest voting common stock for each share of Security Capital common stock held.

The Exchange Agreement required the approval of the shareholders of both Great Plains and Security Capital. We filed a Registration Statement on Form S-4 (the "Registration Statement") with the Securities and Exchange Commission (SEC) pursuant to which we registered 4,120,261 shares of our voting common stock. The Registration Statement also contained proxy statement materials which solicited the approval of the shareholders of Great Plains and Security Capital. The Exchange Agreement was approved by the shareholders of each of Great Plains and Security Capital at special shareholders’ meetings held on June 30, 2014 and July 1, 2014, respectively. The Exchange Agreement was consummated on July 21, 2014. On August 5, 2014, Great Plains and Security Capital were merged into Midwest. Great Plains’ wholly owned subsidiary, Great Plains Life, along with any remaining assets of Great Plains and Security Capital were transferred to Midwest. Great Plains Life was contributed to American Life via a surplus contribution and became a wholly owned subsidiary of American Life.

During the first quarter of 2014, the Company purchased additional shares of Pacific Northwest Capital Corporation (PNC) which increased Midwest’s ownership to 22.4% which required us to change our method of carrying the investment from cost to equity.

On May 9, 2014, American Life entered into a Purchase Option Agreement (the “Agreement”) with an unrelated company whereby the unrelated company paid American Life the sum of $25,000 in consideration for the option and first right of refusal to acquire all of the outstanding capital stock of Capital Reserve. Under terms of the Agreement, the purchase price for the outstanding capital stock of Capital Reserve shall be an amount equal to the Capital and Surplus of Capital Reserve as reflected on the most recent statutory financial statement filed with regulatory authorities prior to the notice of intent to exercise, plus $50,000. This option and right of first refusal expires on May 31, 2015. On February 11, 2015, the Agreement was extended through December 31, 2015. In consideration, the potential purchasers posted an additional $10,000 escrow payment.

In May, 2014, Midwest commenced a private offering of a newly-created class of preferred shares (Series B preferred stock) at $6.00 per share. The Series B shares are non-cumulative, non-voting and convertible to common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The offering was terminated in September 2014. A total of 102,669 shares of preferred stock were sold for total gross proceeds of $616,012.

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

American Life underwrites and markets life insurance products within the State of Nebraska, but is licensed in fourteen states. American Life is required to comply with the insurance laws of its state of domicile, Arizona. Management is seeking to domesticate American Life in Nebraska. Great Plains Life underwrites and markets life insurance products within South Dakota and is domiciled in that state. Over time, we may apply with other state insurance departments in order to obtain certificates of authority to market life insurance products in those states.

Some of the agents who were engaged by us to sell shares of voting common stock in our intrastate offerings were cross-trained by American Life to act as agents for its insurance business. The recruiting, training and hiring of captive agents agents who sell only American Life and Great Plains Life’s products) is expected to be a continuous process for American Life and Great Plains Life.

Additionally, because of management's significant experience in the international market, we intend to pursue the international market for U.S. dollar denominated ordinary life policies. Management has negotiated a marketing agreement with a foreign based general agency to offer U.S. dollar denominated ordinary life products available to select foreign nationals, beginning with the countries of Argentina and Bolivia. This product, the “Gold Standard,” is specifically designed for the international market and contains numerous benefit limitations for causes of death not anticipated in normal underwriting. Management expects the average premium of such policies to be $3,000 to $4,000 and the average face amount less than $150,000. All premium and benefits are to be paid in U.S. dollars drawn on U.S. banks. Due to limitations on the expatriation of U.S. dollars imposed by several South American governments over the past year, our entry into these markets has been slowed. Management remains confident that the Company can effectively market its products in the future to persons who reside in these countries.

Type of Policies

American Life initially offered two insurance products, the “American Accumulator”, which is a multi-benefit life insurance policy that combines cash value life insurance with a tax deferred annuity and the “Future Cornhusker Plan”, which is a single premium term life product offered for children aged three months to 15 years. The Future Cornhusker is available in annual premium amounts of $125 or $250 and carries an initial face amount of $5,000 or $10,000. The American Accumulator is sold in annual premium units of $2,000. The average annual premium is approximately $2,000 with an average face amount of $66,000. Premiums may be higher based upon the age and health of the insured. Great Plains Life sells a product similar to the “American Accumulator” called the “Great Plains Life Accumulator.”

Three new products were developed in the last quarter of 2014: (i) the “Accelerator”, which is a non-participating whole life insurance policy with guaranteed level death benefits and premiums; (ii) the “American Protector”, which is a 7-pay non-participating whole life insurance policy with modified death and premiums; and (iii) the “Accumulator X”, which is a 10-pay non-participating whole life insurance policy with modified death benefit and premiums. The Accelerator premiums vary according to issue age, gender, and smoking classification with a minimum face amount of $25,000. The American Protector premiums are payable for seven years, during which time the face amount remains level. After the seven years the policy face amount gradually decreases to the ultimate amount which is equal to 50% of the issued policy face amount. Annual premiums per unit are $1,000 with a minimum of ½ a unit and maximum of 10 units. The Accumulator X premiums are payable for ten years, during which time the policy face amount remains level. After ten years, the policy face amount gradually decreases to the ultimate amount which is equal to 50% of the issued policy face amount. Annual premiums per unit are $1,000 with a minimum of ½ a unit and maximum of 10 units.

Product Pricing

The current products offered for sale in the U.S. have been approved by the appropriate insurance regulatory authorities and incorporate the following features:

●	Provide a competitively priced product to the insurance consumer;
●	Provide sufficient gross margins based upon achieving projected levels of volume to allow the insurance subsidiary to achieve operating profits comparable to the life insurance industry as a whole; and
●	Provide sufficient first year and renewal commission structures necessary to attract and retain career-oriented insurance agents.

All products have been developed by using the services of an independent qualified consulting actuary, Miller and Newberg of Kansas City, Missouri. In addition to product development, Miller and Newberg serve as American Life and Great Plains Life’s Valuation Actuary.

Underwriting Standards

Underwriting guidelines have a direct impact on the operating results of American Life and Great Plains Life. If the underwriting standards that are established are not adequate, desired operating results will not be realized. Generally, when underwriting standards are less restrictive, more mortality claims will result and vice versa. Underwriting standards have a direct impact on the pricing structure of a product. The less restrictive the underwriting standards, the higher the product needs to be priced in order to allow for higher incidence of mortality. This higher incidence of mortality is also reflected in greater policy reserves being established.

American Life and Great Plains Life have established similar underwriting guidelines consistent with their products’ pricing structure. The companies utilize information from the application and, in some cases, telephone interviews with applicants, inspection reports, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with the application, with a different rating, with a rider, with reduced coverage or rejected. In addition to an applicant’s medical history, the companies also consider other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk has been examined and approved by our underwriters. The companies’ consulting actuary and reinsurers assist the insurance subsidiaries in establishing their underwriting standards. American Life and Great Plains Life’s underwriting is performed by its third party administrator, Midwest.

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

The products developed by American Life and Great Plains Life were marketed initially by those agents cross-trained to market insurance products after selling shares of stock in our intrastate offerings. When agents were recruited to sell stock in connection with our earlier intrastate public offerings, they were required to complete a similar company training program and compliance course. They also were required to be licensed by Nebraska and South Dakota Department of Banking & Finance, Securities Bureau, under applicable securities laws and were required to spend time in the field with their managers prior to engaging in any sales activity on their own.

The recruiting, hiring and training process is ongoing for American Life and Great Plains Life.

The insurance products are marketed using a personal, face-to-face marketing concept. Our insurance agents use our shareholder base and their referrals as potential clients for our life insurance products.

American Life also pursues the U.S. Dollar-denominated life insurance market in Latin America. The products offered are ordinary whole life that are designed specifically for that market. Due to limitations on the expatriation of U.S. dollars imposed by several South American governments over the past year, our entry into these markets has been slowed. Management remains confident that the Company can effectively market its products in the future to persons who reside in these countries.

If, and when, American Life and Great Plains Life enter the interest-sensitive and universal life markets, they would not use their captive agents to market such products. Generally, these are sophisticated products which require a unique ability to market. Accordingly, if American Life and Great Plains Life choose to enter this market, they would develop an independent agent distribution system using independent marketing agencies that have the experience and ability to market these products. However, American Life and Great Plains Life would not enter this market segment unless they would expect to do so profitably.

Operating Results

There are certain factors unique to the life insurance business in which we operate which have an adverse effect on our operating results. One factor is that the cost of putting a new policy in force is usually greater than the first year’s policy premium, and, accordingly, in the early years of a young life insurance company, these initial costs and the required provisions for reserves have an adverse effect on operating results. American Life and Great Plains Life, as is common among young life insurance companies, are expected by us to continue to operate at losses for a number of years because of the substantial costs of writing new life insurance. The aggregate cost of writing new life insurance includes such significant, nonrecurring items such as first year commissions, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established. For our ordinary life products, the costs to cover expenses and the policyholder liability that must be set up at policy issuance exceed the first year premium by approximately 39%, while there is no excess of costs to cover expenses and the policyholder liability for the Future Cornhusker product. However, in accordance with accounting principles generally accepted in the United States of America (GAAP), incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced.

Our operating results are reported in accordance with accounting principles generally accepted in the United States of America (GAAP) for stock life companies; although the Company’s life insurance subsidiaries will also prepare financial statements in accordance with accounting practices prescribed or permitted by their respective states of domicile (statutory basis of accounting) for the purpose of reporting to insurance regulatory authorities. The statutory basis of accounting has many significant differences to GAAP. For example, the incremental direct costs for acquiring new business, which are capitalized under GAAP as discussed in the preceding paragraph, are expensed immediately under the statutory basis of accounting. In addition, under GAAP, assumptions used in calculating reserves are less conservative than those used under the statutory basis, thereby further reducing adverse effects on operating results.

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

It is critical that an insurer invest its assets conservatively as investment income ultimately (as a new company grows, investment income will increase as a percent of total income due to investment of policy reserves) will be a significant component of total revenue. Accordingly, American Life, Capital Reserve, and Great Plains Life have developed a conservative investment policy in an effort to minimize investment risk. An independent professional investment advisor who specializes in the insurance industry assists the Company with its investment decisions.

Reinsurance

American Life, Capital Reserve, and Great Plains Life reinsure with other companies (reinsurers) portions of the life insurance risks they underwrite and occasionally will reinsure portions of life insurance risks underwritten by other (ceding) companies. The primary purpose of reinsurance is to allow a company to reduce the amount of its risk on any particular policy by transferring a portion of the risk to the reinsurers. However, American Life, Capital Reserve, and Great Plains Life remain contingently liable for the risk in the event any reinsurer is not able to meet its obligations under the applicable reinsurance agreements. Further, when life insurance risks are ceded to another insurer, the ceding company must pay a reinsurance premium to the reinsurance company as consideration for the risk being transferred. The payment of this reinsurance premium to the reinsurer represents a reduction of the premium income received by American Life, Capital Reserve, and Great Plains Life. This reduction in premium income has a direct impact on the profitability of the ceding company (American Life, Capital Reserve, and Great Plains Life).

The average face amount of all of our life insurance policies in force is approximately $33,000, with the American Accumulator averaging $66,000, Future Cornhusker averaging $9,000, and the policies acquired through Old Reliance averaging $9,000. With respect to the American Accumulator and Future Cornhusker policies, the Company retains $40,000 to $55,000 of risk on any one life. With respect to the policies acquired through Old Reliance, the Company retains $25,000 of risk on any one life. As of December 31, 2014, approximately 58% of the gross outstanding life insurance policies in force are reinsured with third parties. The Company cedes approximately $1.29 of premium per year for each $1,000 of gross life insurance in force. All accidental death benefits are reinsured.

Reserves

American Life, Capital Reserve, and Great Plains Life establish as liabilities actuarially computed reserves to meet the obligations on the policies they write, in accordance with the insurance laws and the regulations of the applicable state insurance regulators, for statutory accounting and GAAP for financial reporting to shareholders. Reserves, whether calculated under statutory accounting practices prescribed by various state insurance regulators or GAAP, do not represent an exact calculation of exposure, but instead represent our best estimates based on the relevant basis of accounting, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued and are applied against policy in force amounts. The National Association of Insurance Commissioners (NAIC) has proposed reserve rules to be used for Statutory Accounting purposes that are based solely on company experience. However, these proposed rules must be adopted by a majority of states before implementation. The Company has not yet performed analysis to determine the effects of these rules.

Competition

The life insurance industry is fiercely competitive. Many of the life insurance companies authorized to do business in states that we conduct business in are well-established companies with good reputations, offering a broader line of insurance products, having larger selling organizations, and possessing greater financial resources than us and our subsidiaries. Our insurance subsidiaries are not rated by industry analysts and likely will not be rated for the foreseeable future. This has a negative impact on the companies’ ability to compete with rated insurance companies. There is also considerable competition among insurance companies in obtaining qualified sales agents, which might require our insurance subsidiaries to pay higher commissions to attract such agents.

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

We also may seek to acquire insurance-related companies such as: (i) third-party administrators; (ii) existing marketing agencies; (iii) life insurance reinsurance brokerage companies; and (iv) life and health insurance data processing servicers.

The primary reasons we may acquire an existing life insurance company or insurance-related company are: (i) administrative, accounting and data processing systems that would allow us to expand; (ii) to provide additional revenue streams to us through additional marketing expansion or ancillary services; and (iii) to provide additional profits through more effective cost management of an existing company as many companies within the insurance industry have excessive administrative cost levels relative to premium income.

Prior Acquisitions and Investments

From 2009 to 2012, we acquired 896,500 shares of capital stock of First Wyoming Capital Corporation (First Wyoming), a Wyoming corporation, for an aggregate investment of $763,650. First Wyoming’s insurance subsidiary received its Certificate of Authority to operate in Wyoming on July 1, 2011. Through the 2014 merger of Rocky Mountain capital into First Wyoming, described below, our shares of First Wyoming increased to approximately 1,005,297 or ownership of approximately 22.2% of First Wyoming as of December 31, 2014. We record our investment in First Wyoming utilizing the equity method of accounting. We are the TPA for First Wyoming and its life insurance subsidiary.

In April 2010, we acquired 340,000 shares of capital stock of Rocky Mountain Capital Corporation (Rocky Mountain), a Colorado corporation, for $0.10 per share for an aggregate investment of $34,000. Rocky Mountain was merged into First Wyoming Capital Corporation effective December 31, 2014. Rocky Mountain was a development stage company that had not conducted operations apart from raising capital.

In April 2010, we acquired 600,000 shares of non-voting capital stock of Northstar Financial Corp. (Northstar), a Minnesota corporation, for $0.10 per share for an aggregate investment of $60,000. On June 30, 2012, the 600,000 shares were automatically converted to voting shares. As of December 31, 2014, our ownership constituted approximately 14.3% of all issued and outstanding capital stock of Northstar. Northstar is a development stage company that has not conducted operations apart from raising capital. We record our investment in Northstar utilizing the cost method of accounting. Northstar has an application pending with the Minnesota Department of Commerce to approve the formation of a life insurance subsidiary in Minnesota. Approval is expected in mid-2015.

In August 2011, we acquired 2,500,000 shares of capital stock of Hot Dot, Inc. (Hot Dot), a Nebraska corporation, for $0.02 per share for an aggregate investment of $50,000. Hot Dot was organized to develop, manufacture, and market the Alert Patch, an adhesive-backed cloth patch that is used to detect increases in body temperature that pose a risk of heat exhaustion or heat stroke. Hot Dot is a development stage company that has not conducted operations apart from raising capital. Our ownership, along with our control of management and the board of directors, constituted a controlling interest, and we began consolidating Hot Dot in the fourth quarter of 2011. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from us for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, we ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. In October 2014, Hot Dot repurchased our remaining 1,500,000 shares of Hot Dot stock for $775,000. We recognized a capital gain of $251,102.

On August 3, 2011, we acquired Old Reliance Life Insurance Company, an Arizona domiciled life insurer and simultaneously merged American Life with and into it, changing the survivor’s name to “American Life and Security Corp.” This acquisition added licenses in 13 new states in which to sell insurance, at the time of acquisition, it had annual revenue of approximately $1.7 million, annual expenses of approximately $2.0 million, and total assets of approximately $19 million. At the time of the acquisition, Old Reliance had 73 independent agents under contract. Currently, 73 remain under contract.

In September 2011, we acquired 600,000 shares of non-voting capital stock of Pacific Northwest Capital Corp. (Pacific Northwest), an Idaho corporation, for $0.10 per share for an aggregate investment of $60,000. These shares became voting on January 1, 2014. During the first quarter of 2014, we acquired an additional 250,000 shares of non-voting capital stock increasing our ownership to 850,000 or approximately 22.4%. Due to the change in ownership percentage, we changed our method of accounting from cost to the equity method.

In April 2012, we acquired 300,000 shares of capital stock of New Mexico Capital Corporation (New Mexico Capital), a New Mexico corporation, for $0.10 per share for an aggregate investment of $30,000. We acquired an additional 12,500 shares on May 21, 2014. Additionally, Great Plains Financial, owned 200,000 shares of non-voting capital stock of New Mexico Capital which, after the acquisition of Great Plains by us, it increased our ownership to 512,500 shares or approximately 13.0% of all issued and outstanding capital stock. New Mexico Capital is a development stage company that has not conducted operations apart from raising capital. We currently record our investment in New Mexico Capital utilizing the cost method of accounting.

On November 25, 2013, we entered into Plan and Agreement of Exchange (the “Exchange Agreement”) with Great Plains and Security Capital in order to acquire the outstanding shares of each company held by their stockholders (other than those shares already held by us.) Under the Exchange Agreement with Great Plains, the Great Plains shareholders received approximately 1.298 shares of Midwest voting common stock for each share of Great Plains common stock held by the shareholders. The Security Capital shareholders received approximately 0.162 shares of Midwest voting common stock for each share of Security Capital common stock held by the shareholders.

The Exchange Agreement required the approval of the shareholders of both Great Plains and Security Capital. We filed a Registration Statement on Form S-4 (the "Registration Statement") with the SEC pursuant to which we registered 4,120,261 shares of our voting common stock. The Registration Statement also contained proxy statement materials which solicited the approval of the shareholders of Great Plains and Security Capital. The Exchange Agreement was approved by the shareholders of each of Great Plains and Security Capital at special shareholders’ meetings held on June 30, 2014 and July 1, 2014, respectively. The Exchange Agreement was consummated on July 21, 2014. On August 5, 2014, Great Plains and Security Capital were merged into Midwest Holding Inc. Great Plains’ wholly owned subsidiary, Great Plains Life, along with any remaining assets of Great Plains and Security Capital were transferred to Midwest. Great Plains Life was contributed to American Life via a surplus contribution and became a wholly owned subsidiary of American Life.

Certain Relationships and Affiliations with Similar Businesses

The Company and certain of our directors and officers have current or past relationships and affiliations with businesses that operate, once operated, or plan to operate in the life insurance industry and that have conducted public and private stock offerings in connection with their operations. Additional information on these relationships and affiliations, organized by company, is as follows:

●	Northstar. Northstar was incorporated in Minnesota in April 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We invested approximately $60,000 in the organizational financing of Northstar in exchange for 600,000 shares of non-voting capital stock. On June 30, 2012, the 600,000 shares were automatically converted to voting shares. As of December 31, 2014, our ownership constitutes approximately 14.3% of all issued and outstanding capital stock of Northstar. In addition, Rick Meyer, Chairman of our Board of Directors, is Chairman, Chief Executive Officer and a member of the original Board of Directors of Northstar. Rick Meyer owns 200,000 shares of Northstar’s voting capital stock. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is President, Chief Operating Officer, Treasurer, Chief Financial Officer and a member of the original Board of Directors of Northstar. Mr. Oliver owns 140,000 shares of voting capital stock of Northstar. Milton Tenopir, a member of our Board of Directors, is a member of the Board of Directors of Northstar and owns 50,000 shares of voting capital stock. Other of our present and former directors also own capital stock of Northstar. As of December 31, 2014, Northstar is a development stage company that has not conducted operations apart from raising capital through a $1.0 million private placement of securities and an intrastate offering in 2011 and raised approximately $4 million (net). An application for a Certificate of Authority for a life insurance subsidiary was filed with the Minnesota Department of Commerce in late 2014. Approval is expected in mid-2015.
●	First Wyoming. First Wyoming was incorporated in Wyoming in July 2009 for the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. First Wyoming raised over $10 million in private intrastate offerings and received a certificate of authority for its life insurance subsidiary in July 2011. Since inception of First Wyoming, we have invested $763,650 in First Wyoming in exchange for 896,500 shares of capital stock. We acquired additional shares of stock in First Wyoming due to the merger of Rocky Mountain to increase our ownership to 1,005,297 shares or approximately 22.2% of all issued and outstanding capital stock. Rick Meyer, Chairman of our Board of Directors, is Chairman and a member of the Board of Directors of First Wyoming. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is CEO/CFO/Treasurer and a member of the Board of Directors of First Wyoming. Les Meyer, a member of our Board of Directors, serves as President and as a member of the Board of Directors. Joel Mathis, a consultant of ours, is a member of the Board of Directors of First Wyoming.
●	Rocky Mountain. Rocky Mountain was incorporated in Colorado in March 2010 with the purpose of organizing a life insurance subsidiary in that state to become an insurance holding company. In December 2014, Rocky Mountain was merged into First Wyoming Capital Corporation.

●	Great Plains Financial. Great Plains was incorporated in South Dakota in January 2007, and raised $7.5 million through private placements of stock and an intrastate offering in South Dakota and established a regulated life insurance subsidiary in that state in October, 2008. As of December 31, 2013, we had invested $1,704,850 in the financing of Great Plains in exchange for 1,034,950 shares of capital stock. Great Plains was merged into Midwest as of August 5, 2014.
●	Pacific Northwest. Pacific Northwest was incorporated in Idaho in October 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. We invested approximately $60,000 in the organizational financing of Pacific Northwest in exchange for 600,000 shares of non-voting capital stock. During the first quarter of 2014, we acquired an additional 250,000 shares increasing our ownership to approximately 22.4%. In addition, Travis Meyer, our former Vice Chairman, is President, Chief Executive Officer, Co-Chairman and a member of the original Board of Directors of Pacific Northwest. Travis Meyer owns 200,000 shares of capital stock of Pacific Northwest. Rick Meyer, Chairman of our Board of Directors, is Co-Chairman and a member of the original Board of Directors of Pacific Northwest and owns 200,000 shares of capital stock of Pacific Northwest. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is Treasurer and a member of the original Board of Directors of Pacific Northwest and owns 200,000 shares of non-voting capital stock of Pacific Northwest. Todd C. Boeve, an employee of ours, is Secretary and a member of the original Board of Directors of Pacific Northwest and owns 50,000 shares of capital stock of Pacific Northwest. Pacific Northwest is a development stage company that has not conducted operations apart from raising capital.
●	New Mexico Capital. New Mexico Capital was incorporated in New Mexico in November 2010 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. In April 2012, New Mexico Capital initiated a private placement of 2,600,000 shares at $0.10 per share and Midwest purchased 300,000 shares for an aggregate investment of $30,000. Through the merger of Great Plains into Midwest and additional shares acquired, we now own 512,500 shares or approximately 13.0%. In addition, Travis Meyer, our former Vice Chairman and former member of our Board of Directors, is Vice Chairman and a member of the original Board of Directors of New Mexico Capital. Travis Meyer owns 200,000 shares of capital stock of New Mexico Capital. Rick Meyer, Chairman of our Board of Directors, is Executive Vice President and a member of the original Board of Directors of New Mexico Capital and owns 200,000 shares of capital. Mark A. Oliver, our Chief Executive Officer and a member of our Board of Directors, is Chief Executive Officer and Chairman of the Board of New Mexico Capital and owns 200,000 shares of capital stock. Todd Boeve, an employee of ours, is Secretary and a member of the original Board of Directors of New Mexico Capital and owns 75,000 shares of capital stock. Other of our present and former directors also own capital stock of New Mexico Capital. New Mexico Capital is a development stage company that has not conducted operations apart from raising capital.
●	Northern Plains. Northern Plains Capital Corporation (Northern Plains) was incorporated in North Dakota in October 2008 with the purpose of organizing a life insurance subsidiary in that state and becoming an insurance holding company. Northern Plains raised over $8 million through private placements of stock and an intrastate offering in North Dakota and established a regulated life insurance subsidiary in that state. As a result of our ownership of Security Capital and Great Plains we owned 710,000 shares of Northern Plains for which we had a basis of $85,000 and an equity carrying value of $1,045,188. In September, 2014, we sold these shares back to Northern Plains for $1,136,000.

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

As the holder of a controlling interest in an Arizona, Missouri, Wyoming, and South Dakota insurance company, the Company also is subject to regulation as an insurance holding company system under Arizona, Missouri, Wyoming, and South Dakota law. The provisions of these laws generally provide for restrictions on a change in control of the insurance holding company, require the filing of certain reports with the relevant department of insurance, and limit the amount of dividends which may be received by the holding company from American Life, Capital Reserve, and Great Plains Life.

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act will be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete. Although the ultimate outcome of the regulatory rulemaking proceedings cannot be predicted with certainty, we do not believe that the provisions of the Reform Act or the regulations promulgated thereunder will have a material impact on our consolidated financial results or financial condition.

Employees and Agents

As of December 31, 2014, we had approximately 29 full-time employees as well as approximately 99 insurance agents who operate as independent contractors.

MARKET FOR MIDWEST’S COMMON STOCK

Market Information

There is no established public trading market for our voting common stock. None of our securities are listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service. In 2014, our voting common stock became eligible to be delivered via the Depository Trust Co. (DTC). In March 2015, a Form 211 was filed with the Financial Industry Regulatory Authority (FINRA) by the firm of Boenning and Scattergood seeking to allow that firm to make a market in our voting common shares.

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

ITEM 1A. RISK FACTORS.

We face many significant risks in the operating of our business and may face significant unforeseen risks as well. An investment in our voting common stock should be considered speculative. Our significant material risks are set forth below.

Ownership of shares of Midwest voting common stock involves substantial risk, and the entire value of those shares may be lost.

Shares of our voting common stock constitute a high-risk investment in a developing business that has incurred substantial losses to date and expect to continue to incur substantial losses for several years. No assurance or guaranty can be given that any of the potential benefits envisioned by our business plan will prove to be available to our shareholders, nor can any assurance or guaranty be given as to the actual amount of financial return, if any, which may result from ownership of our voting common shares. The entire value of your shares of Midwest voting common stock may be lost.

Midwest voting common stock is an illiquid investment at present.

There is no public market for shares of our voting common stock, and there is no assurance that one will develop. Therefore, you should expect that it would be difficult to sell your shares of voting common stock. We cannot assure you that there ever will be an active market in our voting common stock, and there is no assurance that our voting common stock will ever become publicly traded or that an active trading market will develop or be sustained. We do not meet the requirements for our stock to be quoted on the New York Stock Exchange, NASDAQ, the New York Stock Exchange Alternext Exchange (formerly, AMEX) or any other recognized stock exchange or over-the-counter quotation system.

We expect significant operating losses for a number of years.

We commenced life insurance operations in 2009, and we expect to incur significant losses for a number of years. Our insurance subsidiaries, as is common among young life insurance companies, likely will incur significant losses for a number of years because the costs of administration and the substantial nonrecurring costs of writing new life insurance. The costs of writing new business, which are deferred and amortized in accordance with our deferred acquisition policy, include first year commissions payable to insurance agents, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established for each policy. At December 31, 2014 we had an accumulated deficit of $21.2 million. These significant losses were attributable primarily to our organization and capital raising efforts and to our expansive entry into the life insurance business.

We have a limited operating history and own a limited amount of assets.

We have a limited operating history and have incurred substantive losses. We face all of the risks inherent in establishing a new business, including limited capital, uncertain product markets, lack of significant revenues, as well as competition from better capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand and costs of marketing or advertising to build and expand our life insurance business. There can be no assurance that our life insurance operations will be successful or result in any significant revenues to the extent that we achieve profits and, the likelihood of any success must be considered in light of our limited history of operations and significant operating losses incurred to date. These risks and the lack of seasoned operating history make it difficult to predict our future revenues or results of operations. As a result, our financial results may fluctuate and fall below expectations. This could cause the value of our voting common stock to decline.

We may not be able to execute our acquisition strategy with any degree of success, which could cause our business and future growth prospects to suffer.

A primary component of our business plan is to pursue strategic acquisitions of insurance related companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions that are economic to us. In pursuing acquisitions, we compete with other companies, most of which have greater financial and other resources than us. Further, if we succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected because:

●	Some of the acquired businesses may not achieve anticipated revenues, earnings or cash flows;
●	We may assume liabilities that were not disclosed to or exceed estimates;
●	We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner;
●	Acquisitions could disrupt our on-going business, distract our management and divert our financial and human resources;
●	We may experience difficulties operating in markets in which we have no or only limited direct experience; and
●	There is the potential for loss of customers and key employees of any acquired company.

We intend to raise additional equity capital which will likely dilute the ownership interests of our existing shareholders.

We are currently in the early stage of our business development and we intend to raise additional capital to fund our growth either through public or private equity or debt financing. Such funds, if available, could result in significant dilution to our stockholders, have superior rights to our voting common stock and contain covenants that restrict our operations. We cannot say with any certainty that we will be able to obtain any significant amount of additional needed funds on reasonable terms, or at all. If we were to raise capital through the issuance of our voting common stock or securities convertible or exercisable into our voting common stock, our existing stockholders may suffer significant dilution. If we issued preferred equity or debt securities, these securities could have rights superior to holders of our voting common stock and could contain covenants that will restrict our operations. If additional funds are raised through a bank credit facility or the issuance of debt securities, the holder of such indebtedness would have rights senior to the rights of equity holders and the terms of such indebtedness could impose significant restrictions on our operations.

Certain of our directors and officers have relationships with insurance businesses similar to those of ours, which could present a potential conflict of interest if we were to expand into those states or if those other insurance holding companies were to offer life insurance products in territories where our life insurance subsidiaries operate.

Some of our officers and directors have past or present relationships with other life insurance providers, potential life insurance providers and their affiliates. Should we plan to enter the life insurance markets in the states where these other life insurance businesses operate, or should those other businesses enter the life insurance markets in the territories where our life insurance subsidiaries operate, a conflict of interest would exist. We intend to seek to eliminate or minimize conflicts of interest, should they arise. We expect that these efforts will include the required recusal of interested parties from (a) any decision relating to competition in a state in which another company with whom he or she is associated is operating, and (b) any other decision involving a conflict of interest with respect to such companies. However, our efforts to eliminate or minimize potential conflicts of interest may not be successful, in which case our revenues and results of operations could be materially adversely affected.

Our insurance marketing efforts may be unsuccessful.

Our life insurance subsidiaries market their insurance products through the services of licensed insurance agents. New agents are recruited through referrals from shareholders, newspaper advertisements, and solicitation through use of on-line job sites. The average turnover rate of our affiliated agents since we began writing insurance business has been approximately 20% per year.

Our insurance products are marketed using a face-to-face, referral based marketing concept. Historically our insurance agents have used our shareholder base and their referrals as potential clients for our life insurance products. To date our life insurance sales have not met our goals. We cannot predict how marketing efforts will succeed when our agents conduct general solicitation to the public regarding insurance products.

Many of our agents have little or no prior insurance selling experience and, accordingly, this lack of experience may have a negative impact on the amount of premium volume we write. The extent of this negative impact on the premium volume written will depend primarily on our ability to timely and adequately train agents to sell insurance products and the effectiveness of the face-to-face marketing concept used by us.

Our insurance subsidiaries may fail as a result of being inadequately capitalized.

Our insurance subsidiaries must have adequate capital and surplus capital, calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements in the states in which they are domiciled. American Life has authority by the Nebraska Department of Insurance and had approximately $1.8 million (based upon statutory accounting principles) in capital and surplus at December 31, 2013 and $2.9 million (based upon statutory accounting principles) at December 31, 2014, respectively. Capital Reserve Life Insurance Company (“Capital Reserve”) had capital and surplus (based upon statutory accounting principles) of $1.3 million (based upon statutory accounting principles) as of December 31, 2013 and 2014. Great Plains Life had capital and surplus of $2.1 million and $2.0 million (based upon statutory accounting principles) as of December 31, 2013 and 2014, respectively. Each insurance company’s department of insurance of its state of domicile may require additional amounts of capital and surplus to support its business going forward. The amount of capital and surplus ultimately required will be based on certain “risk-based capital” standards established by statute and regulation and administered by the Arizona, Missouri, and South Dakota Departments of Insurance and other regulators. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by reviewing certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If any of American Life, Capital Reserve, or Great Plains Life fails to maintain required capital levels in accordance with the “risk-based capital” system, such company’s ability to conduct business would be compromised and the ability of Midwest to seek to expand its insurance business would be reduced absent a prompt infusion of capital to the insurance subsidiary.

Our investments in development stage companies may expose us to loss of capital and conflicts of interest for our officers, directors and affiliates who serve in officer and director capacities for those development stage entities.

We have investments in development stage companies which are either seeking to raise capital to form life insurance subsidiaries in their respective states of incorporation (Idaho, Minnesota and New Mexico) or have recently formed a life insurance subsidiary (Wyoming). Our time and management attention devoted to these investments is significant, and it can be expected to divert management resources from our business. There will likely be conflicts between the operations, strategies and long term objectives of these development stage companies and us. The resolution of these conflicts may not be resolvable, or if resolved, may be at a disadvantage to our shareholders. In addition, several of our officers, directors and affiliates serve as officers, directors and consultants to these development stage entities and they individually acquired stock in these entities at low prices compared to the other shareholders in these entities who bought their shares at much higher prices and upon whom the financial risk of all these companies rests. Also, certain of our executive officers are paid directly by these development stage entities in addition to what we pay them for their services for Midwest. All of these factors result in conflicts of interests between the our interests and the interests of these companies, as well as the interests of our affiliates in personal payment of salaries and other fees of these entities in addition to what we pay such persons at present. We cannot assure that these conflicts will be resolved to our benefit.

The insurance industry is subject to numerous laws and regulations, and compliance costs and/or changes in the regulatory environment could adversely affect our business.

Our insurance operations are subject to government regulation in each of the states in which we and our subsidiaries conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than shareholders. During the past several years, increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. The National Association of Insurance Commissioners (the NAIC) and state insurance regulators reexamine existing laws and regulations on an ongoing basis, and focus on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. Future NAIC initiatives, and other regulatory changes, could have a material adverse impact on our insurance business. There can be no assurance that our insurance subsidiaries will be able to satisfy the regulatory requirements of the departments of insurance of their respective state of domicile or a similar department in any other state in which they may wish to transact business.

Individual state guaranty associations assess insurance companies to pay benefits to policyholders of insolvent or failed insurance companies. The impact of such assessments may be partly offset by credits against future state premium taxes. We cannot predict the amount of any future assessments, nor have we attempted to estimate the amount of assessments to be made from known insolvencies.

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Reform Act will be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete. Although the ultimate outcome of the regulatory rulemaking proceedings cannot be predicted with certainty, we do not believe that the provisions of the Reform Act or the regulations promulgated thereunder will have a material impact on our consolidated financial results or financial condition.

Foreign regulation may impose significant costs on us and expose it to fines and penalties.

A small portion of our insurance policy sales are derived from customers who reside in Latin America. The government of a foreign country could determine its residents may not buy life insurance from our primary insurance subsidiary unless it became qualified to do business in that country or unless the insurance policies purchased by its residents receive prior approval from its insurance regulators. Also, new laws or regulations could be implemented or new applications of existing laws or regulations could occur, which could result in the cessation of marketing activities by the independent marketing agents of our insurance subsidiary. We cannot assure that any of these laws, regulations, or application of them by foreign regulatory authorities will not have an adverse effect on the marketing efforts of independent marketing agents and, in turn, on our revenues. Further, there is no assurance that our primary insurance subsidiary would be able to qualify to do business in any foreign country or that foreign insurance regulatory authorities would approve proposed insurance policies if they were submitted to foreign regulatory authorities for approval. Our primary insurance subsidiary could also face sanctions, including fines and penalties, if a country's authorities determined any failure to qualify or otherwise comply with its laws was willful or ongoing. Any of the foregoing could reduce our revenues and adversely affect our results of operations and financial condition. Additionally, we do not intend to determine whether independent consultants in foreign countries are required to be licensed to sell insurance in the countries in which they market policies. If the independent consultants were not in compliance with applicable laws, including licensing laws, they could be required to cease operations, which would reduce our revenues. We have not obtained any advice of counsel in any foreign jurisdictions with respect to these matters. We are unable to quantify the effect of foreign regulation on its business if regulation were to be imposed on it, but we believe we could expend substantial amounts of time and incur substantial expense in complying with any foreign regulation, and we may decide to withdraw from or avoid a market if additional foreign regulation were imposed.

We operate in a highly competitive industry, and our business will suffer if we are unable to compete effectively.

The operating results of life insurance companies are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. The life insurance business is highly competitive. Our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market insurance products, our ability to develop competitive and profitable products and our ability to obtain acceptable ratings. In connection with the development and sale of products, our life insurance subsidiaries encounter significant competition from other insurance companies, most of whom have financial and human resources substantially greater than ours, as well as competition from other investment alternatives available to customers. We do not anticipate that American Life, Capital Reserve or Great Plains Life will be rated by industry analysts for several years. This will likely have a negative impact on their ability to compete with rated insurance companies.

Our insurance subsidiaries compete with 1,500 to 2,000 other life insurance companies in the United States, and American Life also competes with some of these companies internationally, which are facing increased competitive pressures due to industry consolidation, where larger, more efficient organizations are emerging from consolidation. Additionally, legislation became effective in 2000 permitting commercial banks, insurance companies and investment banks to combine. This law permits, for instance, a commercial bank to acquire or form an insurance company.

Most life insurance companies have greater financial resources, longer business histories, and more diversified lines of insurance coverage than our insurance subsidiaries have. These larger companies also generally have large sales forces. We also face competition from companies operating in foreign countries and marketing in person as well as from direct mail sales campaigns.

Our ability to compete is dependent upon, among other things, our ability:

●	to market our insurance products;
●	to develop competitive and profitable products; and
●	our ability to achieve efficient costs of placing policies.

We are highly dependent upon our key executives, and the loss of any of them could materially and adversely affect our business.

Our ability to operate is dependent primarily upon the efforts of our Chief Executive Officer of American Life and Great Plains Life, Mark Oliver and Chairman, Rick Meyer. The loss of the services of these officers could have a material adverse effect on our ability to execute our business plan.

Development of life insurance products involves the use of certain assumptions, and the inaccuracy of these assumptions could adversely affect profitability.

In our life insurance business, we must make certain assumptions as to expected mortality, lapse rates and other factors in developing the pricing and other terms of life insurance products. These assumptions are based on industry experience and are reviewed and revised regularly to reflect actual experience on a current basis. However, variation of actual experience from that assumed in developing such terms may affect a product’s profitability or sales volume and in turn adversely impact our revenues.

If we underestimate our liability for future policy benefits, our results of operations could suffer.

Liabilities established for future life insurance policy benefits are based upon a number of factors, including certain assumptions, such as mortality, morbidity, lapse rate and crediting rate. If we underestimate future policy benefits, we would incur additional expenses at the time we become aware of the inadequacy. As a result, our ability to achieve profits would suffer.

Our insurance subsidiaries may not be able to obtain favorable insurance ratings.

Insurance ratings are an important factor in establishing the competitive position of insurance companies. Ratings reflect the rating agencies’ opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. Our insurance subsidiaries will not receive a rating until they have maintained operations for a minimum of three to five years. There can be no assurance that our insurance subsidiaries will be rated by a rating agency or that any rating, if and when received, will be favorable to our insurance subsidiary. The lack of a rating could impact the ability to make sales in the broad insurance marketplace. For example, potential insureds may choose not to purchase a policy from an unrated company, or our insurance subsidiaries may be required to charge lower rates and offer discounts to attract business, which in turn would adversely affect our results of operations.

Fluctuations in interest rates could adversely affect our business and profitability.

Interest rate fluctuations could impair an insurance company’s ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources. Our annuity product exposes us to the risk that changes in interest rates will reduce any spread, or the difference between the amounts that the insurance company is required to pay under the contracts and the amounts the insurance subsidiary is able to earn on its investments intended to support its obligations under the contracts. Spread is a key component of revenues.

To the extent that interest rates credited are less than those generally available in the marketplace, policyholder lapses, policy loans and surrenders, and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to purchase products with perceived higher returns. This process may result in cash outflows requiring that an insurance subsidiary sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses.

Increases in market interest rates may also negatively affect profitability. In periods of increasing interest rates, we may not be able to replace invested assets with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. Our life insurance subsidiaries therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts.

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

Under the Internal Revenue Code, income taxes payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain insurance products a competitive advantage over other non-insurance products. To the extent that the Internal Revenue Code may be revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies, including those owned by us, would be adversely affected with respect to their ability to sell products. Also, depending on grandfathering provisions, the surrenders of existing annuity contracts and life insurance policies might increase. In addition, life insurance products are often used to fund estate tax obligations. We cannot predict what future tax initiatives may be proposed with respect to the estate tax or other taxes which may adversely affect us.

We do not intend to declare cash dividends on shares of our stock for the foreseeable future.

We have never paid a cash dividend on our voting common stock and we do not anticipate paying dividends for the foreseeable future. We intend to retain available funds to be used in the expansion of operations. We are a holding company without independent operations and on a standalone basis have limited revenues.

Midwest, as a stand-alone entity, is dependent upon cash payments from its subsidiaries.

We expect a source of cash to us will be dividends on the stock of our operating subsidiaries. The payment of dividends to us by our operating subsidiaries is subject to limitations imposed by applicable insurance laws. For example, with respect to American Life, “extraordinary” dividends may not be paid without permission of the Arizona Department of Insurance. An “extraordinary” dividend is defined, in general, as any dividend or distribution of cash or other property whose fair market value, compared with that of other dividends or distributions made within the preceding 12 months, exceeds the greater of (i) 10% of the policyholders’ surplus (total statutory capital stock and surplus) as of December 31 of the preceding year or (ii) the statutory net gain from operations excluding realized gains on investments) of the insurer for the 12 month period ending December 31 of the preceding year. Arizona insurance laws also require that dividends on capital stock must be paid out of surplus, which is calculated after reserving a sum equal to all liabilities of the insurance company and may include all or part of surplus arising from unrealized capital gains or revaluation of assets. If we were unable to receive cash dividends our liquidity would be adversely affected.

Because we do not intend to pay cash dividends for the foreseeable future, shareholders will benefit from an investment in our voting common stock only if the stock appreciates in value.

Because we do not expect to pay any cash dividends for the foreseeable future, the success of any investment in our voting common stock will depend upon any future appreciation in its value. We cannot guarantee that our voting common stock will appreciate in value or even achieve or maintain a value equal to the price at which shares were purchased. Further, a market may never develop to sell shares of our voting common stock even if they appreciate in value.

Policy lapses in excess of those actuarially anticipated would have a negative impact on our financial performance.

Our profitability could be reduced if our lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies. Policy sales costs are deferred and recognized over the life of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy sales costs.

The insurance industry is highly regulated and our activities are restricted as a result. We expend substantial amounts of time and incur substantial expenses in connection with complying with applicable regulations, and we are subject to the risk that more burdensome regulations could be imposed on it.

Compliance with insurance regulation by us is costly and time consuming. Insurance companies in the U.S. are subject to extensive regulation in the states where they do business. This regulation primarily protects policyholders rather than stockholders. The regulations require:

●	prior approval of acquisitions of insurance companies;
●	certain solvency standards; licensing of insurers and their agents; investment limitations;
●	deposits of securities for the benefit of policyholders;
●	approval of policy forms and premium rates;
●	periodic examinations; and
●	reserves for unearned premiums, losses and other matters.

Each of our life insurance subsidiaries is subject to this regulation in each state in the U.S. in which it is licensed to do business. This regulation involves additional costs and restricts operations. We cannot predict the form of any future regulatory initiatives.

In addition, as the owner of a life insurance subsidiary, we are regulated by various state insurance regulated agencies under the Holding Company Systems Act. Certain "extraordinary" intercorporate transfers of assets and dividend payments from our life insurance subsidiaries require prior approval by the applicable state insurance regulator. We also file detailed annual reports with all of the states in which we are licensed. The business and accounts of our life insurance subsidiaries are subject to examination by the applicable state insurance regulator, as well as inquiries and follow up, including investigations, of the various insurance regulatory authorities of the states in which our insurance subsidiaries are licensed.

Each of our subsidiaries is qualified to do business as an insurance company only in the U.S. Neither we nor any of our subsidiaries have any assets or employees in foreign countries. In connection with business from foreign countries, we only accept applications at our main office. In addition, we require premium payments to be in U.S. dollars, which may include checks drawn on U.S. banks. Neither we nor any of our subsidiaries are currently subject to regulation in the various foreign countries from which we receive applications for insurance. Although American Life provides insurance to foreign citizens, independent marketing firms, rather than employees of us or American Life, submit the applications. In this way we and American Life avoid conducting business in foreign countries. However, we are unable to predict if foreign regulation will be implemented and, if so, the effect of any such regulation on our life insurance business.

Our investments are subject to risks of default and reductions in market values.

Our invested assets are subject to customary risks of defaults and changes in market values. Factors that may affect the overall default rate on, and market value of, the invested assets include interest rate levels, financial market performance, and general economic conditions. Defaults will adversely affect our results of operations.

Reinsurers with which we do business may not honor their obligations, leaving us liable for the reinsured coverage, and our reinsurers could increase their premium rates.

Our life insurance subsidiaries cede a substantial amount of their insurance to other insurance companies. However, the relevant life insurance subsidiary remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The cost of reinsurance is, in some cases, reflected in its premium rates. Under certain reinsurance agreements, the reinsurer may increase the rate it charges the relevant life insurance subsidiary for the reinsurance. However, if the cost of reinsurance were to increase with respect to policies for which the relevant life insurance subsidiary has guaranteed the rates, the relevant life insurance subsidiary could be adversely affected, which would in turn adversely affect our profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a “smaller reporting company,” we are not required to provide disclosure pursuant to this item.

ITEM 2. PROPERTIES.

We currently lease approximately 10,131 square feet office space at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506. This lease was executed October 17, 2013 and expires on January 31, 2024. We have also subleased office space for a satellite office in Kearney, Nebraska, beginning in June, 2012 which we closed and cancelled in January 2015. Great Plains entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for our voting common stock. None of our securities are listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service. In 2014, Midwest’s voting common stock became eligible to be delivered via the Depository Trust Co. (DTC). In March 2015, a Form 211 was filed with the Financial Industry Regulatory Authority (FINRA), by the firm of Boenning and Scattergood seeking to allow that firm to make a market in our voting common stock.

As of December 31, 2014, we had issued and outstanding 13,167,654 shares of our voting common stock, 74,159 shares of Class A preferred non-voting stock, and 102,669 shares of Class B preferred non-voting stock. No other equity securities of the Company are outstanding.

Holders of Record

As of March 1, 2015, there were approximately 7,800 holders of record of our voting common stock.

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

Recent Sales of Unregistered Securities

Please see Item 7 -- "Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Item 1 -- “Business, Development of the Business” for information regarding securities sold by Midwest and its subsidiaries during the past three years.

ITEM 6. SELECTED FINANCIAL DATA.

As a “smaller reporting company,” we are not required to provide disclosure pursuant to this Item.

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

Overview

Midwest Holding Inc., a Nebraska corporation, (we, us, our, Midwest, the Company or the Registrant) was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned subsidiary, American Life & Security Corp. (American Life). Capital Reserve Life Insurance Company of Jefferson City, Missouri (Capital Reserve) is a dormant, wholly owned subsidiary of American Life. On August 5, 2014, Great Plains Financial (Great Plains) was acquired by us. The wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life) became a subsidiary of Midwest and then became a wholly owned subsidiary of American Life through a capital contribution from us.

From our inception, we have raised approximately $18.0 million through sales of shares of voting common stock and convertible non-voting preferred stock in several private placements exempt from registration under Section 4(2) of the Securities Act of 1933 and an intrastate offering in the State of Nebraska.

On September 1, 2009, American Life was issued a certificate of authority to conduct life insurance business in the State of Nebraska. Initial capital and surplus contributed to American Life was approximately $3.5 million, which was increased to approximately $5.5 million on September 1, 2009. As of the end of 2014, the surplus contributed to American Life was $9.6 million, capital and surplus of American Life at that date was approximately $2.9 million. In 2014 and 2013, American Life generated approximately $2.9 million and $3.0 million in premium revenue, respectively, when combined with the operating results of Old Reliance Insurance Company, a company acquired by American Life in August 2011 as described below.

On June 20, 2010, American Life acquired Capital Reserve in exchange for a cash payment of approximately $1.9 million. This transaction added approximately a like amount of assets to American Life. Capital and surplus of Capital Reserve as of December 31, 2014 and 2013 was $1,332,771 and $1,259,746, respectively. Capital Reserve generated a $123,940 and $115,884 net loss for the years ended December 31, 2014 and 2013, respectively.

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

On July 12, 2010, in order to provide additional capital, we commenced an offering of up to 2,000,000 additional shares of voting common stock to existing shareholders who were residents of the State of Nebraska. This offering was completed on February 28, 2011 and a total of 1,554,326 additional shares of voting common stock were sold. The gross proceeds of this sale were approximately $7.7 million. These proceeds were used to fund the acquisition of Old Reliance Insurance Company as described below, to further capitalize our insurance operations, for working capital and general corporate purposes.

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

The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $21.1 million through December 31, 2014. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur significant operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

During the third quarter of 2011, we obtained control of an entity we previously had a noncontrolling interest in, Security Capital Corp. (Security Capital), an Arkansas corporation formerly known as Arkansas Security Capital Corporation. Security Capital was a development stage company that had not conducted operations apart from raising capital. Security Capital was acquired by Midwest on August 5, 2014, through a share exchange described below.

In August 2011, we acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot) for $50,000, a company organized in August 2011 to develop, manufacture, and market the Hot Dot Alert Patch. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from us for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, we ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. In October 2014, Hot Dot repurchased the remaining 1,500,000 shares of Hot Dot stock from us for a purchase price of $775,000. This resulted in a capital gain of $251,102.

We commenced our third party administrative (“TPA”) services in 2012 by first offering the services to our wholly-owned subsidiary and other consolidated entities. Later, we expanded our services to other non-consolidated entities as an additional revenue source. These agreements, for various levels of administrative services on behalf of each company, generate fee income for us. Services provided to each company vary based on its needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources.

During the first quarter of 2012, we purchased additional shares of Great Plains after earlier acquiring a small interest. As a result of the increased ownership, we changed our method of carrying the investment from cost to equity. During the third quarter of 2012, we began providing TPA services to Great Plains and Great Plains Life. At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was appointed to serve as President of Great Plains in addition to his role as CEO and CFO of Great Plains. During the fourth quarter of 2012, we purchased additional shares of Great Plains, which increased our ownership to 24.5% as of December 31, 2012. As a result of our ability to significantly influence the operations of Great Plains Financial, we began consolidating Great Plains during the fourth quarter of 2012. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains to 25.7%. Great Plains was acquired by us on August 5, 2014, through a share exchange as described below.

On February 20, 2013, we commenced a private placement offering under Regulation D of the Securities Act of 1933. Sales of voting common shares were made in Units, with each Unit consisting of fifty shares of voting common stock and one detachable warrant to purchase ten shares of voting common stock at an exercise price of $6.50 per share exercisable through December 31, 2016 for gross proceeds of $353,700. This offering ended October 31, 2013.

On November 25, 2013, we entered into a Plan and Agreement of Exchange (the “Exchange Agreement”) with Great Plains and Security Capital whereby the shareholders of Great Plains and Security Capital would receive shares of our voting common stock equal to an agreed upon value of shares currently owned in each respective company. Great Plains shareholders’ received 1.298 shares of our voting common stock for each share of Great Plains owned. Security Capital shareholders received approximately 0.162 shares of our voting common stock for each share of Security Capital common stock held by the shareholders.

The Exchange Agreement required the approval of the shareholders of both Great Plains and Security Capital. We filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (SEC) pursuant to which we registered 4,120,261 shares of our voting common stock. The Exchange Agreement was approved by the shareholders of each of Great Plains and Security Capital at special shareholders’ meetings held on June 30, 2014 and July 1, 2014, respectively. The Exchange Agreement was consummated on July 21, 2014.

On August 5, 2014, Great Plains and Security Capital were merged into Midwest Holding Inc. Great Plains’ wholly owned subsidiary, Great Plains Life, along with any remaining assets of Great Plains and Security Capital were transferred. Great Plains Life was contributed to American Life via a surplus contribution and became a wholly owned subsidiary of American Life.

During the first quarter of 2014, we purchased additional shares of Pacific Northwest Capital Corporation (PNC) increasing our ownership to 22.4%. We changed our method of carrying the investment from cost to equity.

During the third quarter of 2014, we sold our investment in Northern Plains for $1,136,000. We had a basis of $85,000 in the investment and an equity carrying value of $1,045,188.

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with generally accepted accounting principles (GAAP) in the United States of America. Preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is an explanation of our accounting policies and the estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. A detailed discussion of significant accounting policies is provided in this report in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Valuation of Investments

Our principal investments are in fixed maturity and equity securities. Fixed maturity and equity securities, which are classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). We utilize external independent third-party pricing services to determine the fair values on investment securities available for sale. We have routines, processes, and controls in place to review prices received from service providers for reasonableness and unusual fluctuations. In the event that a price is not available from a third-party pricing service, we pursue external pricing from brokers. Generally, we pursue and utilize only one broker quote per security. In doing so, we solicit only brokers which have previously demonstrated knowledge and experience of the subject security.

Additionally, we have investments in development stage entities. These equity securities approximate carrying value and are invested in privately-held holding companies. These securities have no active trading. The fair value for these securities is determined through the use of unobservable assumptions about market participants. These companies are regularly bringing new investors into their entities at or above the prices paid by us. Accordingly, we have asserted that a willing market participant would purchase the security for the same price as we paid until such time as the development stage company commences operations.

We have a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. The assessment of whether impairments have occurred is based on a case-by-case evaluation of underlying reasons for the decline in fair value. We consider severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings and whether we intend to sell a security or it is more likely than not that we would be required to sell a security prior to the recovery of the amortized cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.

Deferred Acquisition Costs

Incremental direct costs, net of amounts ceded to reinsurers, that result directly from and are essential to the contract acquisition transaction and would not have been incurred by us had the contract acquisition not occurred, are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense.

Value of Business Acquired

Value of business acquired (VOBA) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. At least annually, a review is performed of the models and the assumptions used to develop expected future profits, based upon management’s current view of future events. VOBA is reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. Management’s view primarily reflects our experience but can also reflect emerging trends within the industry. Short-term deviations in experience affect the amortization of VOBA in the period, but do not necessarily indicate that a change to the long-term assumptions of future experience is warranted. If it is determined that it is appropriate to change the assumptions related to future experience, then an unlocking adjustment is recognized for the block of business being evaluated. Certain assumptions, such as interest spreads and surrender rates, may be interrelated. As such, unlocking adjustments often reflect revisions to multiple assumptions. The VOBA balance is immediately impacted by any assumption changes, with the change reflected through the statements of comprehensive income as an unlocking adjustment in the amount of VOBA amortized. These adjustments can be positive or negative with adjustments reducing amortization limited to amounts previously deferred plus interest accrued through the date of the adjustment.

In addition, we may consider refinements in estimates due to improved capabilities resulting from administrative or actuarial system upgrades. We consider such enhancements to determine whether and to what extent they are associated with prior periods or simply improvements in the projection of future expected gross profits due to improved functionality. To the extent they represent such improvements, these items are applied to the appropriate financial statement line items in a manner similar to unlocking adjustments.

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

We performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2014, the fair value of each of our reporting units exceeded the carrying value of the net assets assigned to that unit; therefore we were not required to perform further testing for impairment. Management's determination of the fair value of each reporting unit incorporates peer company price to earnings multiples and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

We assess the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

We compared the carrying value of our identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2014, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

Reinsurance

In the normal course of business, we seek to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. We generally strive to diversify our credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish our primary liability under the policies written. Therefore, we regularly evaluate the financial condition of our reinsurers including their activities with respect to claim settlement practices and commutations, and establish allowances for uncollectible reinsurance recoverable as appropriate.

Future Policy Benefits

We establish liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed by using a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on industry experience expressed as a percentage of standard mortality tables. Such liabilities are reviewed quarterly by an independent consulting actuary.

Income Taxes

Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. We have no uncertain tax positions that we believe are more-likely-than not that the benefit will not to be realized.

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

Premium Revenue

When American Life commenced operations in September 2009, we began to receive premium income from the sales of life insurance. Capital Reserve, acquired in 2010, has had minimal impact on operations as it has no premium income or related expenses. Management expects the premium writings in American Life and Great Plains to increase in the next few years as the business continues to expand, and as assets and policy reserves grow, expects investment income to grow also. An evaluation of the optimal use of the assets obtained in the acquisitions of Capital Reserve and Old Reliance is ongoing.

Consolidated Results of Operations

Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the years ended December 31, 2014 and 2013 are summarized in the table below.

	Year Ended December 31,
	2014	2013
Premiums	$4,007,810	$4,331,329
Investment income, net of expenses	(9,883)	518,049
Net realized gains on investments	346,304	5,736
Miscellaneous income	295,246	246,328
	$4,639,477	$5,101,442

Premium revenue: Premium revenue for 2014 declined to $4,007,810 compared to $4,331,329 in 2013 due primarily to the accounting treatment for renewal premiums on our Accumulator Product as well as slowdowns in new business produced in 2014. We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits rather than revenues. Premiums on our other insurance products are recognized as earned when due. Production of new life premium slowed during 2014 because regulatory approval of American Life’s new life insurance products took an extraordinary amount of time, as well as changes in field management that delayed product sales. Management believes these delays have been overcome and expects production to increase as we enter 2015, particularly as the newly developed life products are introduced to the field in the first quarter of 2015.

Investment income, net of expenses: The components of net investment income for 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Fixed maturities	$401,138	$398,377
Equity securities	83	32,493
Cash and short-term investments	3,965	14,804
Equity in the net loss of unconsolidated subsidiaries	(438,175)	(13,720)
Other	99,477	132,634
	66,488	564,588
Less investment expenses	(76,371)	(46,539)
	$(9,883)	$518,049

The significant decrease for the year ended December 31, 2014 was primarily due to losses on equity method investments incurred in First Wyoming, Pacific Northwest, and Hot Dot (through September 30, 2014). We do not expect to incur such losses in 2015 for Pacific Northwest. Interest from mortgage loans on real estate, income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above.

Net realized gains on investments: Net realized gains on investments for 2014 was $346,304 compared to $5,736 in 2013. We sold our investment in Northern Plains for a realized gain of $90,812 and our investment in Hot Dot for a realized gain of $251,102.

Miscellaneous income: Miscellaneous income for 2014 was $295,246 compared to $246,328 in 2013, due primarily to third-party administration fee income earned in 2014 from non-consolidated entities.

Expenses for the years ended 2014 and 2013 are summarized in the table below.

	Year Ended December 31,
	2014	2013
Death and other benefits	$1,326,904	$676,524
Increase in benefit reserves	1,072,740	1,282,878
Amortization of deferred acquisition costs	625,680	861,840
Salaries and benefits	2,359,140	1,945,723
Other operating expenses	3,160,919	2,556,094
	$8,545,383	$7,323,059

Death and other benefits: Death benefits increased significantly in 2014 compared to 2013 due to a settlement of litigation on one policy issued by Old Reliance where the settlement amount was $205,000 as well as an increase in accrued claims of $46,000 due to the increase in pending claims and twelve month analysis of claims incurred. Management believes it underwriting to be conservative and notes that virtually all claims incurred relate to older blocks of business acquired in the Old Reliance transaction, many of which are offset by policy reserves held. We also incurred an increase in surrender benefits of $252,000 primarily due to policies that held policy loans converting to Extended Term Insurance and Reduced Paid-Up Insurance and the outstanding loans being extinguished.

Increase in benefit reserves: The decrease in benefit reserves reflects the decline in new business for 2014 which was partially offset by the maturity of our in-force block of business as well as the effect of the structure of the initial life insurance policy sold by American Life and Great Plains as indicated above.

Amortization of deferred acquisition costs: Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by us had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. In accordance with GAAP, these costs are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. The amortization of such costs was $625,680 in 2014, compared to $861,840 in 2013 due to a decline in new business written.

Salaries and benefits: The significant increase in 2014 primarily relates to new hires assigned to the Company’s marketing activities for $279,000 plus benefits. These marketing-related salaries were transitioned to commission in January 2015.

Other expenses: Our other operating expenses during 2014 increased significantly compared to 2013 due to fees of $249,000 related to routine regulatory examinations that were conducted by agencies from the states of Arizona, Missouri, and Wyoming as required by state statutes, higher professional and related fees of $167,000 associated with the Exchange Agreement with Great Plains and Security Capital, and higher deposit-type interest expense due to the higher outstanding balances.

Net Loss: The significant increase in net loss year-to-date was primarily attributable to lower revenue, including a decline in premium revenue, increased claims and expenses, along with losses incurred by entities acquired by us, and by the costs associated with the Exchange Agreement and state examinations.

Loss attributable to noncontrolling interests: We owned approximately 60% of the capital stock of Security Capital, and approximately 25.7% of Great Plains through August 5, 2014. At which time Great Plains and Security Capital were acquired by us. A loss of ($460,920) recorded through the acquisition date compared to the loss of ($267,481) for 2013 reflects the increased loss attributable to Great Plains.

Net loss attributable to Midwest Holding Inc.: The significant increase in the net loss for 2014 compared to 2013 was primarily to due to lower revenue, including a decline in premium revenue, increased claims and expenses, along with losses of entities acquired by us in 2014, and by the costs associated with the Exchange Agreement and state examinations.

Investments

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$3,772,754	15.9%	$2,463,095	10.5%
States and political subdivisions - general
obligation	1,029,008	4.3	1,040,295	4.4
States and political subdivisions - special revneue	1,221,850	5.2	1,454,392	6.2
Corporate	12,930,578	54.5	9,232,925	39.2
Total fixed maturity securities	18,954,190	79.9	14,190,707	60.3
Equity securities:
Preferred corporate stock	75,000	0.3	75,000	0.3
Total equity securities	75,000	0.3	75,000	0.3
Cash and cash equivalents	2,310,047	9.7	3,377,978	14.4
Equity method investments	978,744	4.1	1,800,859	7.7
Equity securities, at cost	124,250	0.5	1,258,861	5.4
Short-term investments	-		1,180,314	5.0
Other investments:
Mortgage loans on real estate, held for investment	349,386	1.5	665,569	2.8
Real estate, held for investment	541,809	2.3	553,849	2.4
Policy loans	374,186	1.6	369,513	1.6
Notes receivable	-		27,383	0.1
Total	$23,707,612	100%	$23,500,033	100%

Increases in fixed maturity securities primarily resulted from additional purchases made by American Life and Great Plains Life during 2014.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,986,921	21.0%	$2,557,644	18.0%
AA	1,744,794	9.2	1,745,616	12.3
A	7,622,767	40.2	7,526,873	53.0
BBB	5,493,873	29.0	2,260,155	15.9
Total investment grade	18,848,355	99.4	14,090,288	99.2
BB and other	105,835	0.6	100,419	0.8
Total	$18,954,190	100.0%	$14,190,707	100.0%

Reflecting the high quality of securities maintained by us, 99.4% and 99.2% of all fixed maturity securities were investment grade as of December 31, 2014 and December 31, 2013, respectively. Due to the low interest rate environment, we have invested in bonds with “A” or “BBB” ratings.

Market Risks of Financial Instruments

We hold a diversified portfolio of investments that primarily includes cash, bonds, stocks, mortgage loans on real estate, held for investment, real estate, held for investment, and notes receivable. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk.

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

We attempt to mitigate our exposure to adverse interest rate movements through staggering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

Credit Risk

We are exposed to credit risk through counterparties and within the investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. We manage our credit risk through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of voting common stock and preferred stock. Our operations have not been profitable and have generated significant operating losses since we were incorporated in 2003. We expect significant losses for several years.

Aside from raising capital, which has funded the vast majority of our operations, premium income, deposits to policyholder account balances, and investment income are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds for 2015.

Net cash used by operating activities was $2,334,238 for 2014. The primary sources of cash from operating activities were primarily due to the amounts receivable from reinsurers. The primary uses of cash from operating activities were from payments of commissions to agents and settlement of policy liabilities. Net cash used in investing activities was $1,302,128. The primary source of cash was from sales of available for sale securities, the sale of equity securities carried at cost and the sale of the short-term investments. Offsetting this source of cash was our purchases of investments in available-for-sale securities, the net change in policy loans and the purchase of property and equipment. Net cash provided by financing activities was $2,568,435. The primary source of cash was receipts on deposit-type contracts and issuance of preferred stock. These were offset by transfers from noncontrolling interest and small repurchases of common stock.

At December 31, 2014, we had cash and cash equivalents totaling $2,310,047. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures through at least 2015. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than they currently expect. The growth of our insurance subsidiaries is uncertain and will require additional capital if they continue to grow.

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

Contractual Obligations

As a “smaller reporting company” we are not required to provide the table of contractual obligations required pursuant to this Item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide disclosure pursuant to this Item.

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

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and the Financial Reporting Manager, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon an evaluation at the end of the period, the Chief Executive Officer and the Financial Reporting Manager concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

(b) Management’s Assessment on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management has conducted an assessment of our internal control over financial reporting at December 31, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment under the criteria of this framework, Management concluded that our internal control over financial reporting was effective at December 31, 2014.

(c) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders.

We have adopted a Code of Ethics for Officers, Directors and Employees. The Code of Ethics is available on our website at http://www.midwestholding.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.4	Articles of Amendment to the amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.

3.5

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

Dated: March 31, 2015

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date
/s/ Mark A. Oliver	Chief Executive Officer, Director	March 31, 2015
Mark A. Oliver	(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ Rick D. Meyer	Chairman	March 31, 2015
Rick D. Meyer

/s/ Jack Theeler	Director	March 31, 2015
Jack Theeler

/s/ Les Meyer	Director	March 31, 2015
Les Meyer

/s/ Milton Tenopir	Director	March 31, 2015
Milton Tenopir

/s/ Jim Ballard	Director	March 31, 2015
Jim Ballard

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Midwest Holding Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Midwest Holding Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules of Midwest Holding Inc. listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Holding Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ McGladrey LLP
Omaha, Nebraska
March 31, 2015

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $19,289,551 and $14,932,459, respectively)	$18,954,190	$14,190,707
Equity securities (cost: $75,000 and $75,000, respectively)	75,000	75,000
Equity method investments	978,744	1,800,859
Equity securities, at cost	124,250	1,258,861
Mortgage loans on real estate, held for investment	349,386	665,569
Real estate, held for investment	541,809	553,849
Policy Loans	374,186	369,513
Notes receivable	-	27,383
Short-term investments	-	1,180,314
Total investments	21,397,565	20,122,055
Cash and cash equivalents	2,310,047	3,377,978
Amounts recoverable from reinsurers	29,012,678	30,660,618
Interest and dividends due and accrued	192,879	189,280
Due premiums	649,478	653,137
Deferred acquisition costs, net	2,646,970	2,722,819
Value of business acquired, net	733,386	821,771
Intangible assets	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	329,835	372,368
Other assets	1,324,456	1,473,745
Total assets	$60,427,118	$62,223,595
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$33,310,360	$33,866,409
Policy claims	1,045,503	529,139
Deposit-type contracts	16,461,061	14,739,655
Advance premiums	82,504	87,850
Total policy liabilities	50,899,428	49,223,053
Accounts payable and accrued expenses	940,955	1,451,464
Surplus notes	550,000	550,000
Total liabilities	52,390,383	51,224,517
Commitments and Contingencies (See Note 8)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; issued and outstanding 74,159 shares
as of December 31, 2014 and 2013.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; issued and outstanding 102,669 shares as of
December 31, 2014 and no shares outstanding as of December 31, 2013.	103	-
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and
outstanding 13,167,654 and 9,120,239 shares, respectively.	13,168	9,121
Additional paid-in capital	29,583,631	25,131,714
Stock subscription receivable	-	(1,917)
Accumulated deficit	(21,167,496)	(17,722,510)
Accumulated other comprehensive loss	(392,745)	(740,091)
Total Midwest Holding Inc.'s stockholders' equity	8,036,735	6,676,391
Noncontrolling interests	-	4,322,687
Total stockholders' equity	8,036,735	10,999,078
Total liabilities and stockholders' equity	$60,427,118	$62,223,595

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2014 and 2013

	2014	2013
Income:
Premiums	$4,007,810	$4,331,329
Investment income (loss), net of expenses	(9,883)	518,049
Net realized gains on investments	346,304	5,736
Miscellaneous income	295,246	246,328
	4,639,477	5,101,442
Expenses:
Death and other benefits	1,326,904	676,524
Increase in benefit reserves	1,072,740	1,282,878
Amortization of deferred acquisition costs	625,680	861,840
Salaries and benefits	2,359,140	1,945,723
Other operating expenses	3,160,919	2,556,094
	8,545,383	7,323,059
Loss before income tax expense	(3,905,906)	(2,221,617)
Income tax expense	-	-
Net loss	(3,905,906)	(2,221,617)
Less: Loss attributable to noncontrolling interest	(460,920)	(267,481)
Net loss attributable to Midwest Holding Inc.	$(3,444,986)	$(1,954,136)
Comprehensive income (loss):
Unrealized gains (losses) on investments
arising during period	388,277	(701,973)
Less: reclassification adjustment for net
realized gains on investments	(4,391)	(5,736)
Other comprehensive income (loss)	383,886	(707,709)
Less: Comprehensive income (loss) attributable to noncontrolling interest	36,540	(31,970)
Total comprehensive income (loss) income attributable to Midwest Holding Inc.	347,346	(675,739)
Comprehensive loss attributable to Midwest Holding Inc.	$(3,097,640)	$(2,629,875)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.32)	$(0.29)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014 and 2013

						Accumulated	Total Midwest
			Additional	Stock		Other	Holding Inc.'s		Total
	Preferred	Common	Paid-In	Subscription	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Receivable	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2012
as previously reported	$74	$9,106	$25,361,520	$(13,417)	$(15,756,994)	$(64,352)	$9,535,937	$4,705,311	$14,241,248
Equity Method for Pacific Northwest Capital Corp.					(11,380)		(11,380)		(11,380)
Balance, December 31, 2012	$74	$9,106	$25,361,520	$(13,417)	$(15,768,374)	$(64,352)	$9,524,557	$4,705,311	$14,229,868
Non-cash compensation expense	-	-	-	11,500	-	-	11,500	-	11,500
Issuances of common stock, net of capital raising expenses	-	60	(60)	-	-	-	-	-	-
Repurchases of common stock	-	(45)	(215,738)	-	-	-	(215,783)	-	(215,783)
Changes in equity of non-controlling interest	-	-	(14,008)	-	-	-	(14,008)	(83,173)	(97,181)
Net loss	-	-	-	-	(1,954,136)	-	(1,954,136)	(267,481)	(2,221,617)
Other comprehensive loss	-	-	-	-	-	(675,739)	(675,739)	(31,970)	(707,709)
Balance, December 31, 2013	$74	$9,121	$25,131,714	$(1,917)	$(17,722,510)	$(740,091)	$6,676,391	$4,322,687	$10,999,078
Non-cash compensation expense	-	-	-	1,917	-	-	1,917	-	1,917
Issuances of preferred stock	103	-	615,909	-	-	-	616,012	-	616,012
Repurchases of common stock	-	(47)	(58,205)	-	-	-	(58,252)	-	(58,252)
Changes in equity of non-controlling interest	-	4,094	3,894,213	-	-	-	3,898,307	(3,898,307)	-
Net loss	-	-	-	-	(3,444,986)	-	(3,444,986)	(460,920)	(3,905,906)
Other comprehensive income	-	-	-	-	-	347,346	347,346	36,540	383,886
Balance, December 31, 2014	$177	$13,168	$29,583,631	$-	$(21,167,496)	$(392,745)	$8,036,735	$-	$8,036,735

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2014 and 2013

	2014	2013
Cash Flows from Operating Activities:
Net loss	$(3,905,906)	$(2,221,617)
Adjustments to reconcile net loss to net cash and cash equivalents provided by
(used in) operating activities:
Net adjustment for premium and discount on investments	174,471	138,957
Depreciation and amortization	275,082	322,809
Deferred acquisition costs capitalized	(549,831)	(933,702)
Amortization of deferred acquisition costs	625,680	861,840
Net realized gains on investments	(346,304)	(5,736)
Equity in the net loss of unconsolidated subsidiaries	438,174	13,720
Non-cash compensation expense	1,917	11,500
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	1,647,940	1,604,845
Interest and dividends due and accrued	(3,599)	(42,342)
Due premiums	3,659	166,986
Policy liabilities	(334,300)	(260,257)
Other assets and liabilities	(361,220)	855,762
Net cash (used in) provided by operating activities	(2,334,237)	512,765
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(14,244,320)	(10,334,469)
Proceeds from sale or maturity	9,660,991	7,088,586
Net change in equity securities carried at cost:
Purchases	(61,383)	(15,000)
Proceeds from sale or maturity	1,955,500	9,000
Proceeds from payments on mortgage loans on real estate, held for investment	316,183	11,442
Net change in policy loans	(4,673)	(94,849)
Net change in notes receivable	27,383	-
Net change in short-term investments	1,180,314	(9,034)
Purchases of property and equipment	(132,124)	(94,491)
Net cash (used in) investing activities	(1,302,129)	(3,438,815)
Cash Flows from Financing Activities:
Repurchases of common stock	(58,252)	(215,783)
Proceeds from issuance of preferred stock	616,012	-
Payments on surplus notes	-	(100,000)
Net transfers from noncontrolling interest	-	(97,181)
Receipts on deposit-type contracts	2,409,659	2,636,959
Withdrawals on deposit-type contracts	(398,984)	(266,522)
Net cash provided by financing activities	2,568,435	1,957,473
Net increase (decrease) in cash and cash equivalents	(1,067,931)	(968,577)
Cash and cash equivalents:
Beginning	3,377,978	4,346,555
Ending	$2,310,047	$3,377,978

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Supplemental Cash Flow Information

Years Ended December 31, 2014 and 2013

	2014	2013
Supplemental Disclosure of Non-Cash Information
Exchange of common stock for non-controlling interest	$3,861,768	$-

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of operations: Midwest Holding Inc. (Midwest or the Company) was incorporated in Nebraska on October 31, 2003 for the primary purpose of organizing a life insurance subsidiary. From 2003 to May 2009, Midwest was focused on raising capital, first through private placements and finally through an intra-state offering of 2,000,000 common shares at $5.00 per share. These offerings sold out, including a 10% over sale on the final offering. Midwest became operational during the year ended December 31, 2009. Upon capitalizing American Life & Security Corp. (American Life) and acquiring Capital Reserve Life Insurance Company (Capital Reserve), as described below, Midwest deemed it prudent to raise additional capital to fund primarily the expansion of the life insurance operation. Beginning in 2009, American Life, a wholly owned subsidiary of Midwest, was authorized to do business in the State of Nebraska. American Life was also granted a certificate of authority to write insurance in the State of Nebraska on September 1, 2009. American Life is engaged in the business of underwriting, selling, and servicing life insurance and annuity policies.

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

In August 2011, the Company acquired a controlling interest ownership of Hot Dot, Inc. (Hot Dot), a company organized to develop, manufacture, and market the Alert Patch. Additionally, Midwest controlled a majority of the Board of Directors. During the third quarter of 2011, Hot Dot purchased certain assets of IonX Capital Holding Inc. The consideration paid by Hot Dot was $1.05 million in cash. The purchase price was primarily allocated to a patent asset for a thermochromatic patch for monitoring and detecting body temperature. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of Hot Dot stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. Hot Dot is a development stage company that has not conducted operations apart from raising capital and acquiring the patent mentioned previously. Hot Dot repurchased the 1,500,000 remaining shares owned by Midwest on October 1, 2014 for $775,000 resulting in a gain of 251,102.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

During the first quarter of 2012, the Company purchased additional shares of Great Plains Financial Corporation (Great Plains). As a result of the increased ownership, the Company changed its method of carrying the investment from cost to equity. During the third quarter of 2012, the Company began providing TPA services to Great Plains and Great Plains’ wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life). At the end of the third quarter of 2012, Mark Oliver, our Chief Executive Officer and a member of our Board of Directors, was appointed to serve as President of the Company in addition to his role as Executive Vice President, CEO, and CFO of Great Plains. During the fourth quarter of 2012, the Company purchased additional shares of Great Plains, which increased our ownership to 24.5% as of December 31, 2012. As a result of the Company’s ability to significantly influence the operations of Great Plains, the Company began consolidating Great Plains during fourth quarter of 2012. An additional purchase of shares in the first quarter of 2013 increased our ownership of Great Plains to 25.7% as of December 31, 2013. As of August 5, 2014, the Great Plains remaining 74.3% ownership was acquired by Midwest.

During the first quarter of 2014, the Company purchased additional shares of Pacific Northwest Capital Corporation (PNC) which increased Midwest’s ownership to 22.4% which required us to change our method of carrying the investment from cost to equity.

Basis of presentation: The accompanying consolidated financial statements include the accounts of Midwest, our wholly owned subsidiary American Life, American Life’s wholly owned subsidiaries Capital Reserve and Great Plains Life Assurance Company. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

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

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

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

Declines in the fair value of available for sale securities below their amortized cost are evaluated to assess whether any other-than-temporary impairment loss should be recorded. In determining if these losses are expected to be other-than-temporary, the Company considers severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings, and the intent and ability of the Company to hold the investment until the recovery of the cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the years ended December 31, 2014 or 2013.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Included within the Company’s equity securities carried at cost and equity method investments are certain privately placed common stocks for several development stage holding companies organized for the purpose of forming life insurance subsidiaries. Our privately placed common stocks are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. These securities do not have a readily determinable fair value. The Company does not control these entities economically, and therefore does not consolidate these entities. The Company reports the earnings from privately placed common stocks accounted for under the equity method in net investment income.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of December 31, 2014 and 2013, primarily due the sale of three of the mortgage loans during the fourth quarter of 2014 with the two remaining loans being sold during January 2015.

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

Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At December 31, 2014 the Company did not have any short-term investments. At December 31, 2013, the Company had certificates of deposits where the cost of those investments approximated fair value due to the short duration to maturity.

Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii acquired in the purchase of Old Reliance. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2014, the Company had no cash equivalents. At December 31, 2013, cash equivalents consisted primarily of money market accounts. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its December 31, 2014 analysis that all deferred acquisition costs were recoverable.

The following table provides information about deferred acquisition costs for the years ended December 31, 2014 and 2013, respectively.

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$2,722,819	$2,650,957
Capitalization of commissions, sales and issue expenses	549,831	933,702
Gross amortization	(625,680)	(861,840)
Balance at end of period	$2,646,970	$2,722,819

Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As previously discussed, American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $11,633 for each of the years ended December 31, 2014 and 2013 relative to this transaction.

Additionally, the Company paid an upfront ceding commission of $375,000 to Security National Life Insurance Company (SNL). An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the years ended December 31, 2014 and 2013 relative to this transaction totaled $34,801. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place.

Additionally, American Life purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the years ended December 31, 2014 and 2013 totaled $41,951 and $96,353, respectively.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its December 31, 2014 and 2013, analysis that all value of business acquired were recoverable.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Company elected to forgo the qualitative impairment analysis and performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2014 and 2013, the fair value of the Company’s reporting units exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment. Management's determination of the fair value of each reporting unit incorporates multiple inputs including, peer company price to earnings multiples and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

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

The Company compared the carrying value of its identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2014 and 2013, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $174,658 and $167,982 for the years ended December 31, 2014 and 2013, respectively. The accumulated depreciation totaled $713,166 and $545,646 as of December 31, 2014 and December 31, 2013, respectively.

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

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2014 or 2013.

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

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2011. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at December 31, 2014 and 2013.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At December 31, 2014 and 2013, the Company had 13,167,654 and 9,120,239 common shares issued and outstanding, respectively.

At December 31, 2014 and 2013, the Company had 1,179 warrants outstanding. The warrants are exercisable through December 31, 2016 for 10 shares of voting common stock at an exercise price of $6.50 per share.

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May, 2015, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both December 31, 2014 and 2013, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The Company may only affect a conversion through a deemed liquidation or initial public offering. The par value per preferred share is $0.001 with 1,000,000 shares authorized. The stated dividend rate on the Class B preferred shares is 7%, commencing after December 31, 2014. At December 31, 2014, the Company had 102,669 Class B preferred shares issued and outstanding. There were no shares outstanding as of December 31, 2013.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Company evaluated its Class B preferred stock for potential embedded derivatives. In doing so, the company first concluded that the nature of the host contract was more equity than debt like. The embedded conversion features were determined not to be derivatives as net settlement does not exist given the lack of trading activity in the company’s stock. Additionally, the conversion features are clearly and closely related to an equity host contract. Consideration was also given to whether a beneficial conversion feature should be recognized in additional paid in capital for the intrinsic value of the conversion feature at the issuance date. The preferred stock is not mandatorily redeemable but may be redeemed at the time of a deemed liquidation. Holders could elect redemption upon the occurrence of certain deemed liquidation events, including mergers in which the company is a constituent party and sales of substantially all the assets of the corporation, that are within the Company’s control, if the Company does not dissolve the corporation. As such, the preferred stock is recognized in permanent equity. The redemption feature was determined to not be a derivative as settlement would be gross.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2014 and 2013 were 10,654,483 and 9,111,004 shares, respectively.

[Stock subscription receivable: Our Board of Directors approved the issuance of 40,000 shares of voting common stock on March 7, 2010 to Mark Oliver, our Chief Executive Officer and a member of our Board of Directors. The shares were issued for $1.15 per share, which was the approximate fair value of the shares as of the date of issuance. The purchase price was paid by Mr. Oliver through delivery of a five-year promissory note secured by a pledge of the shares purchased. The balance of the receivable as of December 31, 2014 and December 31, 2013 was $0 and $1,917, respectively. This receivable was partially forgiven over the periods; resulting in non-cash compensation expense of $1,917 and $11,500 for the years ended December 31, 2014 and 2013, respectively.]

Risk and uncertainties: Certain risks and uncertainties are inherent in our day-to-day operations and in the process of preparing our consolidated financial statements. The more significant of those risks and uncertainties, as well as the Company’s method for mitigating the risks, are presented below and throughout the notes to the consolidated financial statements.

●	Estimates—The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, deferred acquisition costs, value of business acquired, goodwill, and future contract benefits.
●	Reinsurance—Reinsurance contracts do not relieve us from our obligations to insureds. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible when necessary. We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.
●

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

●

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

●	Interest Rate Risk—Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest and dividend income represent the greatest portion of an investment’s return for most fixed maturity securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs. The Company attempts to mitigate its exposure to adverse interest rate movements through staggering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

●

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

●

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

●

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 2. Noncontrolling Interests

The effects on our equity of changes in our ownership interest in equity securities were as follows:

	Year Ended December 31,
	2014	2013
Net (loss) attributable to Midwest Holding Inc.	$(3,444,986)	$(1,954,136)
Transfers (to) from noncontrolling interest:
Increase in Midwest Holding Inc.'s additional
paid-in capital for Great Plains Financial stock
purchases, net of change in ownership	3,861,768	-
Change from net loss attributable to Midwest Holding
Inc. and transfers from noncontrolling interests	$416,782	$(1,954,136)

Note 3. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2014 and 2013 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2014:
Fixed maturities:
U.S. government obligations	$3,670,531	$124,573	$22,350	$3,772,754
States and political subdivisions -- general obligations	1,054,400	4,971	30,363	1,029,008
States and political subdivisions -- special revenue	1,254,184	2,699	35,033	1,221,850
Corporate	13,310,436	2,071	381,929	12,930,578
Total fixed maturities	19,289,551	134,314	469,675	18,954,190
Equity securities:
Preferred corporate stock	75,000	-	-	75,000
Total equity securities	75,000	-	-	75,000
Total	$19,364,551	$134,314	$469,675	$19,029,190
December 31, 2013:
Fixed maturities:
U.S. government obligations	$2,483,199	$23,398	$43,502	$2,463,095
States and political subdivisions -- general obligations	1,147,325	-	107,030	1,040,295
States and political subdivisions -- special revenue	1,573,336	-	118,944	1,454,392
Corporate	9,728,599	2,378	498,052	9,232,925
Total fixed maturities	14,932,459	25,776	767,528	14,190,707
Equity securities:
Preferred corporate stock	75,000	-	-	75,000
Total equity securities	75,000	-	-	75,000
Total	$15,007,459	$25,776	$767,528	$14,265,707

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Company had one security that individually exceeds 10% of the total of the state and political subdivisions categories as of December 31, 2014. The amortized cost, fair value, credit rating, and description of the security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
December 31, 2014:
Fixed maturities:
States and political subdivisions -- general obligations
Maricopa County Arizona School District No. 31	$338,923	$331,657	AA-

The following table summarizes, for all securities in an unrealized loss position at December 31, 2014 and 2013, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2014			December 31, 2013
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$107,273	$3,963	1	$578,914	$43,502	6
States and political subdivisions --
general obligations	-	-	-	320,416	32,506	3
States and political subdivisions --
special revenue	-		-	653,897	56,717	11
Corporate	8,253,570	261,055	47	7,998,855	498,052	73
Greater than 12 months:
U.S. government obligations	1,096,399	18,387	8	-	-	-
States and political subdivisions --
general obligations	709,176	30,363	4	719,879	74,524	4
States and political subdivisions --
special revenue	1,052,184	35,033	9	800,495	62,227	6
Corporate	3,874,046	120,874	31	-	-	-
Total fixed maturities	$15,092,648	$469,675	100	$11,072,456	$767,528	103

Based on our review of the securities in an unrealized loss position at December 31, 2014 and 2013, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2014, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The amortized cost and estimated fair value of fixed maturities at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$299,317	$302,169
Due after one year through five years	2,809,511	2,833,832
Due after five years through ten years	9,180,223	9,051,032
Due after ten years	7,000,500	6,767,157
	$19,289,551	$18,954,190

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At December 31, 2014 and 2013, these required deposits had a total amortized cost of $3,824,485 and $2,967,441 and fair values of $3,918,911 and $2,912,017, respectively.

The components of net investment income for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Fixed maturities	$401,138	$398,377
Equity securities	83	32,493
Cash and short-term investments	3,965	14,804
Loss from equity method investments	(438,175)	(13,720)
Other	99,477	132,634
	66,488	564,588
Less investment expenses	(76,371)	(46,539)
	$(9,883)	$518,049

Proceeds for the years ended December 31, 2014 and 2013 from sales of investments classified as available-for-sale were $8,360,990 and $6,877,586, respectively. Gross gains of $51,222 and $145,124 and gross losses of $46,831 and $139,388 were realized on those sales during the years ended December 31, 2014 and 2013, respectively.

Midwest sold its investment in the equity securities, at cost, back to Hot Dot and Northern Plains for a gain of $90,812 and $251,104, respectively.

As of December 31, 2014, all mortgage loans were under contract to be sold. The sales were completed on January 15, 2015. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$665,569	$677,011
Proceeds from payments on mortgage loans on real estate, held for investment	(3,931)	(11,442)
Proceeds from settlement on mortgage loans on real estate, held for investment	(312,252)	-
Balance at end of period	$349,386	$665,569

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 4. Fair Values of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
●	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
●	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended December 31, 2014, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

Equity securities, available for sale: Equity securities consist of preferred stock of publicly traded companies. The fair values of our preferred equity securities are based on prices obtained from independent pricing services and these securities are classified within Level 2 in the fair value hierarchy.

Equity method investments: The equity method investment is comprised of the Company’s investment in First Wyoming. This security has no active trading and the fair value for this security is not readily determinable. Therefore, this investment has been omitted from the following fair value disclosure tables.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Mortgage loans on real estate, held for investment: The fair values of mortgage loans on real estate, held for investment are estimated by discounting scheduled cash flows through the scheduled maturities of the loans, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. As part of the Old Reliance purchase agreement, the seller guaranteed the performance of the mortgage loans and accordingly we believe book value is equal to fair value. Mortgage loans are categorized as Level 3 in the fair value hierarchy.

Deposit-type contracts: The fair value for direct and assumed liabilities under deposit-type insurance contracts (accumulation annuities) is calculated using a discounted cash flow approach. Cash flows are projected using actuarial assumptions and discounted to the valuation date using risk-free rates adjusted for credit risk and nonperformance risk of the liabilities. Liabilities under deposit-type insurance contracts that are wholly ceded by Capital Reserve to a non-affiliated reinsurer are carried at cash surrender value which approximates fair value. The fair values for insurance contracts other than deposit-type contracts are not required to be disclosed. These liabilities are categorized as Level 3 in the fair value hierarchy.

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value measurement tables, the Company has included accrued interest expense of approximately $196,927 and $164,000 in carrying value of the surplus notes as of December 31, 2014 and 2013, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2014
Fixed maturities:
U.S. government obligations	$-	$3,772,754	$-	$3,772,754
States and political subdivisions — general obligations	-	1,029,008	-	1,029,008
States and political subdivisions — special revenue	-	1,221,850	-	1,221,850
Corporate	-	12,930,578	-	12,930,578
Total fixed maturities	-	18,954,190	-	18,954,190
Equity securities:
Preferred corporate stock	-	75,000	-	75,000
Total equity securities	-	75,000	-	75,000
Total	$-	$19,029,190	$-	$19,029,190
December 31, 2013
Fixed maturities:
U.S. government obligations	$-	$2,463,095	$-	$2,463,095
States and political subdivisions — general obligations	-	1,040,295	-	1,040,295
States and political subdivisions — special revenue	-	1,454,392	-	1,454,392
Corporate	-	9,232,925	-	9,232,925
Total fixed maturities	-	14,190,707	-	14,190,707
Equity securities:
Preferred corporate stock	-	75,000	-	75,000
Total equity securities	-	75,000	-	75,000
Total	$-	$14,265,707	$-	$14,265,707

There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2014 or 2013.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of December 31, 2014 and 2013, respectively:

	December 31, 2014
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate held for
investment	$349,386	$-	$-	$349,386	$349,386
Policy loans	374,186	-	-	374,186	374,186
Cash and cash equivalents	2,310,047	2,310,047	-	-	2,310,047
Liabilities:
Policyholder deposits
(Deposit-type contracts)	16,461,061	-	-	16,461,061	16,461,061
Surplus notes and accrued interest payable	746,927			739,042	739,042

	December 31, 2013
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate held for
investment	$665,569	$-	$-	$690,591	$690,591
Policy loans	369,513	-	-	369,513	369,513
Notes receivable	27,383	-	-	27,383	27,383
Short-term investments	1,180,314	1,180,314	-	-	1,180,314
Cash and cash equivalents	3,377,978	3,377,978	-	-	3,377,978
Liabilities:
Policyholder deposits
(Investment-type contracts)	14,739,655	-	-	14,739,655	14,739,655
Surplus notes and accrued interest payable	714,000	-	-	704,192	704,192

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 5. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Loss carry forwards	$7,598,830	$6,594,919
Capitalized costs	802,000	821,248
Unrealized losses on investments	121,110	252,196
Benefit reserves	1,239,299	1,235,692
Total deferred tax assets	9,761,238	8,904,055
Less valuation allowance	(8,112,743)	(7,132,984)
Total deferred tax assets, net of valuation allowance	1,648,495	1,771,071
Deferred tax liabilities:
Policy acquisition costs	908,021	978,902
Due premiums	220,823	222,067
Value of business acquired	249,351	279,402
Intangible assets	238,000	238,000
Property and equipment	32,300	52,700
Total deferred tax liabilities	1,648,495	1,771,071
Net deferred tax assets	$-	$-

At December 31, 2014 and 2013, the Company recorded a valuation allowance of $8,112,743 and $7,132,984, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of December 31, 2014, have expiration dates that range from 2024 through 2029.

There was no income tax expense for the years ended December 31, 2014 and 2013. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Year Ended December 31,
	2014	2013
Computed expected income tax benefit	$(1,171,295)	$(669,045)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	24,141	29,497
Dividends received deduction	(20)	(5,452)
Noncontrolling interests	10,597	(17,632)
Other	25,732	(37,689)
	60,450	(31,276)
Tax benefit before valuation allowance	(1,110,845)	(700,321)
Change in valuation allowance	1,110,845	700,321
Net income tax expenses	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 6. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
Balance sheets:
Benefit and claim reserves assumed	$2,678,376	$2,814,704
Benefit and claim reserves ceded	29,012,678	30,660,618

	Year Ended December 31,
	2014	2013
Statements of comprehensive income:
Premiums assumed	$35,466	$30,002
Premiums ceded	340,464	362,851
Benefits assumed	82,897	42,099
Benefits ceded	983,168	760,017
Commissions assumed	44	38
Commissions ceded	6,216	4,432

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of December 31, 2014:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
SNL	NR	$ -	$120,464	$16,320,256	$64,952	$16,375,768
Optimum Re Insurance Company	A-	-	19,008	474,430	-	493,438
Sagicor Life Insurance Company	A-	-	659,458	11,703,660	219,646	12,143,472
		$ -	$798,930	$28,498,346	$284,598	$29,012,678

Capital Reserve has a 100% coinsurance agreement with SNL whereby 100% of the business written by Capital Reserve is ceded to SNL. At December 31, 2014 and 2013, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Capital Reserve to SNL were $16,375,768 and $17,294,342, respectively. Capital Reserve remains contingently liable on this ceded reinsurance should SNL be unable to meet their obligations.

During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At December 31, 2014 and 2013, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $12,143,472 and $12,883,237, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At December 31, 2014, the Company had over 99% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $16.4 million of reinsurance recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At December 31, 2014 and 2013, no contingency reserve was established.

Note 7. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Beginning balance	$14,739,655	$12,865,671
Change in deposit-type contracts assumed from SNL	(114,109)	(66,572)
Change in deposit-type contracts fully ceded by Capital Reserve	(578,716)	(683,070)
Deposits received	2,409,659	2,636,959
Investment earnings	403,556	253,189
Withdrawals	(398,984)	(266,522)
Ending balance	$16,461,061	$14,739,655

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 which we closed and cancelled in January 2015. Great Plains Financial entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expired on April 30, 2014. Great Plains also entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. Rent expense for the years ended December 31, 2014 and 2013 was $227,182 and $175,476, respectively. Future minimum payments are as follows:

2015	$142,772
2016	137,088
2017	133,603
2018	136,557
2019	141,412
Later years	629,811
Total	$1,321,242

Note 9. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve and Great Plains Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri and South Dakota Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of American Life, Capital Reserve, and Great Plains Life as of December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013. The amounts below as of and for the year ended December 31, 2013 are based on the respective company’s audited statutory financial statements. The audits of the companies’ statutory financial statements as of and for the year ended December 31, 2014 are expected to be completed by May 31, 2015.

	Statutory Capital and Surplus as of December 31,
	2014	2013
American Life	$2,422,917	$1,865,200
Capital Reserve	$1,332,771	$1,259,746
Great Plains Life	$2,025,982	$2,158,481

	Statutory Net Loss for the Years Ended December 31,
	2014	2013
American Life	$1,580,355	$20,497
Capital Reserve	$123,940	$115,884
Great Plains Life	$112,891	$123,023

Note 10. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of December 31, 2014:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of December 31, 2014, the Company has accrued $196,927 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. During the first quarter of 2013, the repayment of the interest and principal on a portion of the surplus notes was approved by the Arizona Department of Insurance. On January 4, 2013, the Company paid down $100,000 of principal and approximately $7,000 of accrued interest. No payments were made during 2014.

Note 11. Investment in Pacific Northwest Capital Corporation

During the first quarter of 2014, we purchased additional shares of Pacific Northwest Capital Corporation (Pacific Northwest). The purchase increased our total investment in Pacific Northwest to 850,000 shares. Our aggregate ownership percentage increased to approximately 22.4%.

As a result of the increased ownership of Pacific Northwest, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Pacific Northwest. The effect of the change in accounting method for the year ended December 31, 2013, was to increase loss before provision for incomes taxes and net loss by $3,697. The Company’s financial statements have been restated to present its equity method investment in Pacific Northwest as of the earliest period presented. For the effect of retroactive application of the equity method, equity securities available for sale and accumulated deficit were decreased by $3,697 for the year ended December 31, 2013. Equity securities available for sale and accumulated deficit were decreased by $11,380 for the year ended December 31, 2012. Therefore, equity and securities available for sale and accumulated deficit were decreased by a total of $15,077 as of the beginning of fiscal year 2014 for the effect of the retroactive application of the equity method.

Note 12. Related Party Transactions

American Life had a general agent contract with a corporation owned by an officer of Midwest. The agreement, which was approved by the Board of Directors of Midwest and American Life, specifies that the corporation, a licensed insurance agency, shall receive an override commission on business written in exchange for managing the Company’s marketing. In addition, the agency must pay for all sales conventions, contests, prizes, awards and training seminars. This agreement was terminated in October 2011.

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to the Company’s subsidiaries and to non-consolidated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the years ended December 31, 2014 and 2013 amounted to $295,093 and $238,947, respectively.

Note 13. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at December 31, 2014, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued. At the end of 2014, two mortgage loans were under contract to be sold. The sale was finalized during January 2015.

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

I — Summary of Investments — Other Than Investments in Related Parties	FS-2
II — Condensed Financial Information of Registrant	FS-3
III — Supplementary Insurance Information	FS-7
IV — Reinsurance Information	FS-8
V — Valuation and Qualifying Accounts	FS-9

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2014

			Amount
			Recognized in
	Amortized		Consolidated
	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturity securities, available for sale:
U.S. government obligations	$3,670,531	$3,772,754	$3,772,754
States and political subdivisions -- general obligations	1,054,400	1,029,008	1,029,008
States and political subdivisions -- special revenue	1,254,184	1,221,850	1,221,850
Corporate	13,310,436	12,930,578	12,930,578
Total fixed maturity securities	$19,289,551	$18,954,190	$18,954,190

Equity securities
Preferred corporate stock	75,000	75,000	75,000
Total equity securities	75,000	75,000	75,000

Equity method investments	978,744		978,744
Equity securities, at cost	124,250		124,250
Mortgage loans on real estate, held for investment	349,386		349,386
Real estate, held for investment	541,809		541,809
Policy loans	374,186		374,186
Total Investments	$21,732,926		$21,397,565

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Balance Sheets

	As of December 31,
	2014	2013
Assets:
Investment in subsidiaries (1)	$5,988,239	$5,483,331
Equity method investments	978,744	1,800,859
Equity securities, at cost	124,250	193,673
Notes receivable	-	27,383
Total investments	7,091,233	7,505,246
Cash and cash equivalents	1,132,057	50,112
Property and equipment, net	85,654	68,584
Other assets	243,066	165,059
Total assets	$8,552,009	$7,789,001
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	515,275	1,112,610
Total liabilities	515,275	1,112,610
Stockholders' Equity:
Preferred stock, Series A	74	74
Preferred stock, Series B	103	-
Common stock	13,168	9,121
Additional paid-in capital	29,583,631	25,131,714
Stock subscription receivable	-	(1,917)
Accumulated deficit	(21,167,496)	(17,722,510)
Accumulated other comprehensive loss	(392,745)	(740,091)
Total Midwest Holding Inc.'s stockholders' equity	8,036,735	6,676,391
Total liabilities and stockholders' equity	$8,552,009	$7,789,001
____________________

(1)	Eliminated in consolidation.

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Comprehensive Income

	As of December 31,
	2014	2013
Income:
Investment income, net of expenses	$(443, 847)	$2,382
Net realized gain on investments	341,914	-
Miscellaneous income	630,690	583,202
	528,757	585,584

Expenses:
General	1,940,913	2,054,302

Loss before income tax expense	3,541,665	(1,468,718)
Income tax expense	-	-
Loss before equity in loss of consolidated subsidiaries	3,541,665	(1,468,718)
Equity in loss of consolidated subsidiaries	(2,032,830)	(485,418)
Net loss attributable to Midwest Holding Inc.	$(3,444,986)	$(1,954,136)

Comprehensive loss:
Unrealized gains (losses) on investments arising during period	347,346	(675,739)
Less: reclassification adjustment for net realized gains on investments	-	-
Other comprehensive income (loss)	347,346	(675,739)
Comprehensive loss attributable to Midwest Holding Inc.	$(3,097,640)	$(2,629,875)

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(3,444,986)	$(1,954,136)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	(1,199,861)	1,002,153
Depreciation	43,825	39,687
Net realized gain on investments	(341,914)	-
Loss from equity method investments	438,175	13,720
Non-cash compensation expense	1,917	11,500
Other assets and liabilities	(675,343)	993,397
Net cash (used in) provided by operating activities	(5,178,187)	106,321
Cash Flows from Investing Activities:
Securities available for sale:
Sales, maturities and calls	-	9,000
Equity securities carried at cost:
Purchases	(61,383)	-
Proceeds from equity securities carried at cost	1,955,500	-
Net change in notes receivable	27,383	-
Merger of Great Plains Investment in New Mexico Capital Corporation	(20,000)	-
Purchases of property and equipment	(60,895)	(2,335)
Net cash provided by investing activities	1,840,605	6,665
Cash Flows from Financing Activities:
Repurchases of common stock	(58,252)	(215,783)
Proceeds from issuance of preferred stock	616,012	-
Net transfers from noncontrolling interest	3,861,767	-
Net cash provided by (used in) financing activities	4,419,527	(215,783)
Net increase (decrease) in cash and cash equivalents	1,081,945	(102,797)
Cash and cash equivalents:
Beginning	50,112	152,909
Ending	$1,132,057	$50,112

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Supplement Cash Flow Information

	2014	2013
Supplemental Disclosure of Non-Cash Information
Exchange of common stock for non-controlling interest	$3,861,767	$-

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

	As of December 31, 2014				For the Year Ended December 31, 2014

		Future Policy				Death and	Amortization
		Benefits,				Other Benefits	of Deferred
	Deferred Policy	Claims and			Net	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Premium	Investment	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Revenue	Income (Loss)	Reserves	Costs	Expenses
Life Insurance	$2,646,970	$50,816,924	$82,504	$4,007,810	$(9,883)	$2,399,644	$625,680	$5,514,060

	As of December 31, 2013				For the Year Ended December 31, 2013
		Future Policy				Death and	Amortization
		Benefits,				Other Benefits	of Deferred
	Deferred Policy	Claims and			Net	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Premium	Investment	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Revenue	Income (Loss)	Reserves	Costs	Expenses
Life Insurance	$2,722,819	$ 49,135,203	$87,850	$4,331,329	$518,049	$1,959,402	$861,840	$4,501,817

See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

					Percentage
			Assumed		of Amount
		Ceded to Other	from Other		Assumed to
	Gross Amount	Companies	Companies	Net Amount	Net
Year ended December 31, 2014

Life insurance in force	245,498,000	141,321,000	13,913,000	118,090,000	11.78%

Life insurance premiums	$4,312,808	$340,464	$35,466	$4,007,810	0.88%

Year ended December 31, 2013

Life insurance in force	274,944,000	153,161,000	2,605,000	124,388,000	2.09%

Life insurance premiums	$4,664,178	$362,851	$30,002	$4,331,329	0.69%

See accompanying Report of Independent Registered Public Accounting Firm

Schedule V

Midwest Holding Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31,
	2014	2013
Accumulated Depreciation:
Beginning of the year	545,646	377,664
Depreciation expense	174,658	167,982
Disposals	7,137	-
End of the year	$713,166	$545,646

See accompanying Report of Independent Registered Public Accounting Firm

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
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

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.)

3.5

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

10.17

Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012. )

10.18

Reinsurance Agreement Number One, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

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