Form 10-Q
period 2015-03-31
MIDWEST HOLDING INC.
filed 2015-05-15
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

Registrant’s CUSIP number: 59833J 107

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

As of May 1, 2015, there were 13,212,653 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
Assets
Investments, available for sale, at fair value
Fixed maturies (amortized cost: $19,819,574 and $19,289,551, respectively)	$19,515,672	$18,954,190
Equity securities (cost: $75,000 and $75,000, respectively)	60,562	75,000
Equity method investments	1,029,746	978,744
Equity securities, at cost	121,250	124,250
Mortgage loans on real estate, held for investment	-	349,386
Real estate, held for investment	538,799	541,809
Policy loans	403,545	374,186
Total investments	21,669,574	21,397,565
Cash and cash equivalents	2,448,131	2,310,047
Amounts recoverable from reinsurers	28,522,294	29,012,678
Interest and dividends due and accrued	211,852	192,879
Due premiums	632,242	649,478
Deferred acquisition costs, net	2,838,000	2,646,970
Value of business acquired, net	715,768	733,386
Intangible assets	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	289,776	329,835
Other assets	1,346,395	1,324,456
Total assets	$60,503,856	$60,427,118
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$33,631,529	$33,310,360
Policy claims	990,701	1,045,503
Deposit-type contracts	16,884,224	16,461,061
Advance premiums	97,215	82,504
Total policy liabilities	51,603,669	50,899,428
Accounts payable and accrued expenses	929,217	940,955
Surplus notes	550,000	550,000
Total liabilities	53,082,886	52,390,383
Commitments and Contingencies (See Note 7)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; issued and outstanding 74,159 shares
as of March 31, 2015 and December 31, 2014.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; issued and outstanding 102,669 shares
as of March 31, 2015 and December 31, 2014.	103	103
Common stock, $0.001 par value. Authorized 120,000,000 shares;
issued and outstanding 13,212,653 as of March 31, 2015
and 13,167,654 shares as of December 31, 2014.	13,213	13,168
Additional paid-in capital	29,682,046	29,583,631
Accumulated deficit	(21,947,616)	(21,167,496)
Accumulated other comprehensive loss	(326,850)	(392,745)
Total Midwest Holding Inc.'s stockholders' equity	7,420,970	8,036,735
Total liabilities and stockholders' equity	$60,503,856	$60,427,118

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2015	2014
Income:
Premiums	$878,551	$1,022,430
Investment income, net of expenses	195,624	(54,051)
Net realized gain (loss) on investments	78,248	(21,934)
Miscellaneous income	54,852	74,835
	1,207,275	1,021,280
Expenses:
Death and other benefits	202,306	203,478
Increase in benefit reserves	250,624	132,659
Amortization of deferred acquisition costs	130,347	164,157
Salaries and benefits	512,551	522,032
Other operating expenses	891,567	974,409
	1,987,395	1,996,735
Loss before income tax expense	(780,120)	(975,455)
Income tax expense	-	-
Net loss	(780,120)	(975,455)
Less: Loss attributable to noncontrolling interest	-	(185,527)
Net loss attributable to Midwest Holding Inc.	$(780,120)	$(789,928)
Comprehensive income:
Unrealized gains on investments
arising during period	144,143	241,945
Less: reclassification adjustment for net
realized gains on investments	(78,248)	21,934
Other comprehensive income	65,895	263,879
Less: Comprehensive income attributable to noncontrolling interest	-	13,355
Total comprehensive income attributable to Midwest Holding Inc.	65,895	250,524
Comprehensive loss attributable to Midwest Holding Inc.	$(714,225)	$(539,404)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.06)	$(0.09)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(780,120)	$(975,455)
Adjustments to reconcile net loss to net cash and cash equivalents provided by
(used in) operating activities:
Net adjustment for premium and discount on investments	39,015	44,228
Depreciation and amortization	63,119	79,285
Deferred acquisition costs capitalized	(321,377)	(198,467)
Amortization of deferred acquisition costs	130,347	164,157
Net realized (gain) loss on investments	(78,248)	21,934
(Gain) loss from equity method investments	(39,061)	114,547
Non-cash compensation expense	-	1,917
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	490,384	381,130
Interest and dividends due and accrued	(18,973)	14,105
Due premiums	17,236	1,889
Policy liabilities	233,160	(73,543)
Other assets and liabilities	(33,677)	722,051
Net cash (used in) provided by operating activities	(298,195)	297,778
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(4,915,445)	(3,092,599)
Proceeds from sale or maturity	4,425,048	1,918,633
Net change in equity securities carried at cost:
Purchases	-	(27,383)
Proceeds from sale or maturity	3,000	4,500
Proceeds from payments on mortgage loans on real estate, held for investment	349,386	2,410
Net change in policy loans	(29,359)	944
Net change in notes receivable	-	27,383
Net change in short-term investments	-	(331)
Purchases of property and equipment	(2,432)	(68,575)
Net cash (used in) investing activities	(169,802)	(1,235,018)
Cash Flows from Financing Activities:
Issuance of common stock	135,000	-
Receipts on deposit-type contracts	619,229	582,125
Withdrawals on deposit-type contracts	(148,148)	(108,383)
Net cash provided by financing activities	606,081	473,742
Net increase (decrease) in cash and cash equivalents	138,084	(463,498)
Cash and cash equivalents:
Beginning	2,310,047	3,377,978
Ending	$2,448,131	$2,914,480

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of operations: Midwest Holding Inc. and its wholly owned subsidiaries (“Midwest” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through one business segment. These insurance companies are: American Life and Security Corporation (“American Life”), Capital Reserve Life Insurance Company (“Capital Reserve”), and Great Plains Life Assurance Company (“Great Plains”). Through these insurance companies we sell traditional, non-traditional and multi-benefit life insurance policies.

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2104 (“2014 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Declines in the fair value of available for sale securities below their amortized cost are evaluated to assess whether any other-than-temporary impairment loss should be recorded. In determining if these losses are expected to be other-than-temporary, we consider severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings and the intent and ability of us to hold the investment until the recovery of the cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of the other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the three months ended March 31, 2015 or 2014.

Included within the Company’s equity securities carried at cost and equity method investments are certain privately purchased common stocks for several holding companies organized for the purpose of forming life insurance subsidiaries. Our privately purchased common stocks are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. These securities do not have a readily determinable fair value. The Company does not control these entities economically, and therefore does not consolidate these entities. The Company reports the earnings from privately purchased common stocks accounted for under the equity method in net investment income.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. As of March 31, 2015, the Company held no investments in mortgage loans.

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

Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit issued by financial institutions. At March 31, 2015 and December 31, 2014, the Company did not have any short-term investments.

Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

Deferred acquisition costs: Deferred acquisition costs consist of incremental direct costs, net of amounts ceded to reinsurers, that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred. These costs are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. The Company evaluates the types of acquisition costs it capitalizes. The Company capitalizes agent compensation and benefits and other expenses that are directly related to the successful acquisition of contracts. The Company also capitalizes expenses directly related to activities performed by the Company, such as underwriting, policy issuance, and processing fees incurred in connection with successful contract acquisitions.

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter of its fiscal year unless events occur which require an immediate review. The Company determined during its December 31, 2014 analysis that all deferred acquisition costs were recoverable.

The following table provides information about deferred acquisition costs for the periods ended March 31, 2015 and December 31, 2014, respectively.

	Three Months Ended	Year Ended
	March 31,	December 31,
	2015	2014
Balance at beginning of period	$2,646,970	$2,722,819
Capitalization of commissions, sales and issue expenses	321,377	549,831
Gross amortization	(130,347)	(625,680)
Balance at end of period	$2,838,000	$2,646,970

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As discussed in the 2014 Form 10-K, Note 1. - Nature of Operations and Summary of Significant Accounting Principles, American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $2,908 for each of the quarters ended March 31, 2015 and 2014 relative to this transaction. Additionally, the Company paid an upfront ceding commission of $375,000 to Security National Life (“SNL”) in respect of the purchase of Capital Reserve. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. This asset is being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years, resulting in annual amortization of $34,801. Amortization recognized during each of the quarters ended March 31, 2015 and 2014 relative to this transaction totaled $8,700. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place.

Additionally, American Life purchased Old Reliance Insurance Company (“Old Reliance”) in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (see “revenue recognition and related expenses” discussed below regarding amortization methods). Amortization recognized during the three months ended March 31, 2015 and 2014 totaled $554 and $20,572, respectively.

The Company performs a recoverability analysis annually in the fourth quarter of its fiscal year unless events occur which require an immediate review. Recoverability of value of business acquired is evaluated by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. No events occurred in the three months ended March 31, 2015 that suggested a review should be undertaken.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. No events occurred in the three months ended March 31, 2015 that suggest a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No events occurred in the three months ended March 31, 2015 that suggest a review should be undertaken.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $42,491 and $44,095 for the three months ended March 31, 2015 and 2014, respectively. Accumulated depreciation totaled $755,657 and $713,166 as of March 31, 2015 and December 31, 2014, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. No such events occurred in the three months ended March 31, 2015 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit aggregate any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of March 31, 2015 or December 31, 2014.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2010. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at March 31, 2015 and December 31, 2014.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At March 31, 2015 and December 31, 2014, the Company had 13,212,653 and 13,167,654 common shares issued and outstanding, respectively.

At March 31, 2015 and December 31, 2014, the Company had 1,179 warrants outstanding. The warrants are exercisable through December 31, 2016 for 10 shares of voting common stock at an exercise price of $6.50 per share.

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 2016, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred share is $0.001 with 2,000,000 shares authorized. At March 31, 2015 and December 31, 2014, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The Company may only affect a conversion through a deemed liquidation or initial public offering. The par value per preferred share is $0.001 with 1,000,000 shares authorized. The stated dividend rate on the Class B preferred shares is 7%, commencing after December 31, 2014. At March 31, 2015, and December 31, 2014, the Company had 102,669 Class B preferred shares issued and outstanding.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended March 31, 2015 and 2014 were 13,177,987 and 9,120,239 shares, respectively.

Risk and uncertainties: Certain risks and uncertainties are inherent in our day-to-day operations and in the process of preparing our consolidated financial statements. The more significant of those risks and uncertainties, as well as the Company’s method for mitigating the risks, are presented below and throughout the notes to the consolidated financial statements.

●	Estimates—The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, deferred acquisition costs, value of business acquired, goodwill, and future contract benefits.

●	Reinsurance—Reinsurance contracts do not relieve us from our obligations to insureds. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible when necessary. We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. Management believes that any liabilities arising from this contingency would not be material to the Company’s financial position.

●	Investment Risk—The Company is exposed to risks that issuers of securities owned by the Company will default or that interest rates will change and cause a decrease in the value of our investments. As interest rates decline, the velocity at which these securities pay down the principal may increase. Management mitigates these risks by investing in investment-grade securities and by matching maturities of our investments with the anticipated payouts of our liabilities.

●	Liquidity Risk—The Company has investments in development stage companies, which are either seeking to raise capital to form life insurance subsidiaries in their respective states of incorporation (Idaho, Minnesota and New Mexico). The shares have very limited marketability for an indefinite period of time. There is not currently, and may never be, a public market in these securities, and there is no assurance that any of these securities will ever become publicly traded or that an active trading market will develop or be sustained. Consequently, we may not be able to liquidate our investment in these securities.

●	Interest Rate Risk—Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest and dividend income represent the greatest portion of an investment’s return for most fixed maturity securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs. The Company attempts to mitigate its exposure to adverse interest rate movements through staggering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

●	Credit Risk—The Company is exposed to credit risk through counterparties and within its investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. The Company manages its credit risk through established investment policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

●	Regulatory Factors—The Company is highly regulated by the jurisdictions in which our insurance subsidiaries are domiciled and licensed to conduct business. Such regulations, among other things, limit the amount of rate increases on policies and impose restrictions on the amount and type of investments and the minimum surplus required to conduct business in the state. The impact of the regulatory initiatives in response to the recent financial crisis, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, could subject the Company to substantial additional regulation.

●	Vulnerability Due to Certain Concentrations—We monitor economic and regulatory developments that have the potential to impact our business. Federal legislation has allowed banks and other financial organizations to have greater participation in insurance businesses. This legislation may present an increased level of competition for sales of our products.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) regarding accounting for revenue recognition that identifies the accounting treatment for an entity's contracts with customers. Although insurance contracts are excluded from this ASU, other customer contracts of the Company would be covered. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating this guidance, but it does not believe that there will be a material impact to its consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

Note 2. Investments

See Note 1 in our 2014 Form 10-K for information regarding our accounting policy relating to available-for-sale (“AFS”) securities, which also includes additional disclosures regarding our fair value measurements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of March 31, 2015 and December 31, 2014 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2015:
Fixed maturities:
U.S. government obligations	$3,693,338	$61,332	$20,167	$3,734,503
States and political subdivisions -- general obligations	738,108	-	47,242	690,866
States and political subdivisions -- special revenue	898,315	4,395	23,249	879,461
Corporate	14,489,813	26,173	305,144	14,210,842
Total fixed maturities	19,819,574	91,900	395,802	19,515,672
Equity securities:
Preferred corporate stock	75,000	-	14,438	60,562
Total equity securities	60,562	-	-	60,562
Total	$19,880,136	$91,900	$410,240	$19,576,234
December 31, 2014:
Fixed maturities:
U.S. government obligations	$3,670,531	$124,573	$22,350	$3,772,754
States and political subdivisions -- general obligations	1,054,400	4,971	30,363	1,029,008
States and political subdivisions -- special revenue	1,254,184	2,699	35,033	1,221,850
Corporate	13,310,436	2,071	381,929	12,930,578
Total fixed maturities	19,289,551	134,314	469,675	18,954,190
Equity securities:
Preferred corporate stock	75,000	-	-	75,000
Total equity securities	75,000	-	-	75,000
Total	$19,364,551	$134,314	$469,675	$19,029,190

The Company has four securities that individually exceed 10% of the total of the state and political subdivisions categories as of March 31, 2015. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
March 31, 2015:
Fixed maturities:
States and political subdivisions -- general obligations
Wayne Cnty MI Taxable	$230,643	$198,488	BBB-
Maricopa County Arizona School District No. 31	338,302	331,851	AA-
States and political subdivisions -- special revenue
South Dakota EDL Enhancement Fdg Corp	173,834	173,916	A-
Jefferson Cnty Co Sch Dist	169,313	159,620	AA
Total	$912,092	$863,875

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at March 31, 2015 and December 31, 2014, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2015			December 31, 2014
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,115,752	$16,499	7	$107,273	$3,963	1
States and political subdivisions --
general obligations	105,839	7,815	1	-	-	-
States and political subdivisions --
special revenue	65,860	265	1	-	-	-
Corporate	8,889,114	238,489	47	8,253,570	261,055	47
Total fixed maturities	10,176,565	263,068	56	8,360,843	265,018	48
Equity securities:
Preferred stocks	60,562	14,438	2	-	-	-
Total equity securities	60,562	14,438	2	-	-	-
Total	$10,237,127	$277,506	58	$8,360,843	$265,018	48
Greater than 12 months:
U.S. government obligations	300,388	3,668	3	1,096,399	18,387	8
States and political subdivisions --
general obligations	585,027	39,427	3	709,176	30,363	4
States and political subdivisions --
special revenue	468,915	22,984	5	1,052,184	35,033	9
Corporate	2,726,621	66,655	19	3,874,046	120,874	31
Total securities	$14,318,078	$410,240	88	$15,092,648	$469,675	100

Based on our review of the securities in an unrealized loss position at March 31, 2015 and December 31, 2014, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2015, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$199,388	$201,546
Due after one year through five years	2,528,885	2,573,203
Due after five years through ten years	8,682,909	8,524,986
Due after ten years	8,408,392	8,215,937
	$19,819,574	$19,515,672

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2015 and December 31, 2014, these required deposits had a total amortized cost of $5,731,659 and $2,967,441 and fair values of $5,738,660 and $3,918,911, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The components of net investment income for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
Fixed maturities	$158,963	$58,969
Equity securities	24	-
Cash and short-term investments	1	1,382
Gain (loss) for equity method investments	39,061	(114,547)
Other	14,617	10,875
	212,666	(43,321)
Less investment expenses	(17,042)	(10,730)
	$195,624	$(54,051)

Proceeds for the three months ended March 31, 2015 and 2014 from sales of investments classified as available-for-sale were $4,325,045 and $1,890,909, respectively. Gross gains of $103,788 and $2,286 and gross losses of $25,540 and $24,220 were realized on those sales during the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, all mortgage loans were sold. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the periods ended March 31, 2015 and December 31, 2014.

	Three months ended	Year ended
	March 31, 2015	December 31, 2014
Balance at beginning of period	$349,386	$665,569
Proceeds from payments on mortgage loans on real estate, held for investment	-	(3,931)
Proceeds from settlement on mortgage loans on real estate, held for investment	(349,386)	(312,252)
Balance at end of period	$-	$349,386

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

Note 3. Fair Values of Financial Instruments

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended March 31, 2015, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

Equity securities, available for sale: Equity securities consist of preferred stock of publicly traded companies. The fair values of a portion of our preferred equity securities are based on prices obtained from independent pricing services and these securities are generally classified within Level 2 in the fair value hierarchy.

Equity method investments: The equity method investments are comprised of the Company’s investments in First Wyoming Capital Corporation (First Wyoming) and Pacific Northwest. These securities have no active trading and the fair value for these securities is not readily determinable. Therefore, these investments have been omitted from the fair value disclosure tables.

Cost method investments: The cost method investments are comprised of New Mexico Capital Corp and Northstar Financial Corporation. These securities have no active trading and the fair value for these securities is not readily determinable. Therefore, these investments have been omitted from the fair value disclosure tables.

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

Mortgage loans on real estate, held for investment: The fair values of mortgage loans on real estate, held for investment are estimated by discounting scheduled cash flows through the scheduled maturities of the loans, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Mortgage loans would be categorized as Level 3 in the fair value hierarchy.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $172,000 and $164,000 in carrying value of the surplus notes as of March 31, 2015 and December 31, 2014, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2015
Fixed maturities:
U.S. government obligations	$-	$3,734,503	$-	$3,734,503
States and political subdivisions — general obligations	-	690,866	-	690,866
States and political subdivisions — special revenue	-	879,461	-	879,461
Corporate	-	14,210,842	-	14,210,842
Total fixed maturities	-	19,515,672	-	19,515,672
Equity securities:
Preferred corporate stock	-	60,562	-	60,562
Total equity securities	-	60,562	-	60,562
Total	$-	$19,576,234	$-	$19,576,234
December 31, 2014
Fixed maturities:
U.S. government obligations	$-	$3,772,754	$-	$3,772,754
States and political subdivisions — general obligations	-	1,029,008	-	1,029,008
States and political subdivisions — special revenue	-	1,221,850	-	1,221,850
Corporate	-	12,930,578	-	12,930,578
Total fixed maturities	-	18,954,190	-	18,954,190
Equity securities:			-
Preferred corporate stock	-	75,000	-	75,000
Total equity securities	-	75,000	-	75,000
Total	$-	$19,029,190	$-	$19,029,190

There were no transfers of financial instruments between any levels during the three months ended March 31, 2015 or during the year ended December 31, 2014.

Accounting standards require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis are discussed above. There were no financial assets or financial liabilities measured at fair value on a non-recurring basis. Equity securities carried at cost are privately purchased common stocks for several recently formed holding companies organized for the purpose of forming life insurance subsidiaries. These common stocks are recorded using the cost basis of accounting. These securities have no active trading and the fair value for these securities is not readily determinable. The Company does not control these entities economically, and therefore does not consolidate these entities.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$403,545	$-	$-	$403,545	$403,545
Cash and cash equivalents	2,448,131	2,448,131	-	-	2,448,131
Liabilities:
Policyholder deposits
(Deposit-type contracts)	16,884,224	-	-	16,884,224	16,884,224
Surplus notes and accrued interest payable	754,935	-	-	747,420	747,420

	December 31, 2014
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate held for
investment	$349,386	$-	$-	$349,386	$349,386
Policy loans	374,186	-	-	374,186	374,186
Cash and cash equivalents	2,310,047	2,310,047	-	-	2,310,047
Liabilities:
Policyholder deposits
(Deposit-type contracts)	16,461,061	-	-	16,461,061	16,461,061
Surplus notes and accrued interest payable	746,927	-	-	739,042	739,042

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 4. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Deferred tax assets:
Loss carry forwards	$7,926,914	$7,598,830
Capitalized costs	725,008	802,000
Unrealized losses on investments	118,644	121,110
Benefit reserves	1,324,182	1,239,298
Total deferred tax assets	10,094,748	9,761,238
Less valuation allowance	(8,305,686)	(8,112,743)
Total deferred tax assets, net of valuation allowance	1,789,062	1,648,495
Deferred tax liabilities:
Policy acquisition costs	1,065,539	908,021
Due premiums	214,962	220,823
Value of business acquired	243,361	249,351
Intangible assets	238,000	238,000
Property and equipment	27,200	32,300
Total deferred tax liabilities	1,789,062	1,648,495
Net deferred tax assets	$-	$-

At March 31, 2015 and December 31, 2014, the Company recorded a valuation allowance of $8,305,686 and $8,112,743, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of March 31, 2015, have expiration dates that range from 2024 through 2030.

There was no income tax expense for the three months ended March 31, 2015 and 2014. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended March 31,
	2015	2014
Computed expected income tax benefit	$(265,241)	$(250,188)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	3,672	7,414
Dividends received deduction	(6)	-
Noncontrolling interests	-	18,957
Other	66,166	(60,941)
	69,832	(34,570)
Tax benefit before valuation allowance	(195,409)	(284,758)
Change in valuation allowance	195,409	284,758
Net income tax expense	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 5. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 is as follows:

	March 31, 2015	December 31, 2014
Balance sheets:
Benefit and claim reserves assumed	$2,689,945	$2,678,376
Benefit and claim reserves ceded	28,522,294	29,012,678

	Three months ended March 31,
	2015	2014
Statements of comprehensive income:
Premiums assumed	$7,251	$8,170
Premiums ceded	81,621	77,215
Benefits assumed	4,589	36,898
Benefits ceded	258,956	210,935
Commissions assumed	4	9
Commissions ceded	953	1,873

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of March 31, 2015:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
SNL	NR	$-	$164,635	$15,969,372	$62,484	$16,071,523
Optimum Re Insurance Company	A-	-	44,624	388,894	-	433,518
Sagicor Life Insurance Company	A-	-	548,547	11,691,609	222,903	12,017,253
		$-	$757,806	$28,049,875	$285,387	$28,522,294

Capital Reserve has a 100% coinsurance agreement with SNL whereby 100% of the business written by Capital Reserve is ceded to SNL. At March 31, 2015 and December 31, 2014, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Capital Reserve to SNL were $16,071,523 and $16,375,768, respectively. Capital Reserve remains contingently liable on this ceded reinsurance should SNL be unable to meet its obligations.

During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At March 31, 2015 and December 31, 2014, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $12,017,253 and $12,143,472, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At March 31, 2015, the Company had over 98% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $16.1 million of reinsurance recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At March 31, 2015 and December 31, 2014, no contingency reserve was established.

Note 6. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for quarter ended March 31, 2015 and year ended December 31, 2014:

	Quarter Ended	Year Ended
	March 31, 2015	December 31, 2014
Beginning balance	$16,461,061	$14,739,655
Change in deposit-type contracts assumed from SNL	(396)	(114,109)
Change in deposit-type contracts fully ceded by Capital Reserve	(176,874)	(578,716)
Deposits received	619,229	2,409,659
Investment earnings	129,352	403,556
Withdrawals	(148,148)	(398,984)
Ending balance	$16,884,224	$16,461,061

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

Note 7. Commitments and Contingencies

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies, the SEC, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries. Agencies from the state of South Dakota are currently conducting a routine regulatory examination for the period 2010 through 2013 as required by state statutes. Previously, Arizona, Wyoming and Missouri regulators completed a regulatory examination.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expired on May 1, 2015. Great Plains entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expired on April 30, 2014. Great Plains also entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. Rent expense for the three months ended March 31, 2015 and 2014 was $56,375 and $48,852 respectively. Future minimum payments are as follows:

2015	$117,731
2016	137,088
2017	133,603
2018	136,557
2019	141,412
Later years	629,811
Total	$1,296,202

Note 8. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve and Great Plains Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri and South Dakota Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of American Life, Capital Reserve, and Great Plains Life as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014.

	Statutory Capital and Surplus as of
	March 31, 2015	December 31, 2014
American Life	$2,469,968	$2,429,604
Capital Reserve	$1,294,985	$1,332,771
Great Plains Life	$1,866,662	$2,025,982

	Statutory Net Loss for the three months ended March 31,
	2015	2014
American Life	$(331,604)	$(126,025)
Capital Reserve	$(38,078)	$(19,446)
Great Plains Life	$(136,886)	$(98,023)

Note 9. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of March 31, 2015:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of March 31, 2015, the Company has accrued $204,935 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the three months ending March 31, 2015, or during the year ended December 31, 2014.

Note 10. Investment in Pacific Northwest Capital Corporation

During the first quarter of 2014, we purchased additional shares of Pacific Northwest Capital Corporation (Pacific Northwest). The purchase increased our total investment in Pacific Northwest to 850,000 shares. Our aggregate ownership percentage increased to approximately 22.4%.

As a result of the increased ownership of Pacific Northwest, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Pacific Northwest. The effect of the change in accounting method for March 31, 2014, was to increase the loss before provision for income taxes and net loss by $54,081. The change for the period ending December 31, 2014 was decreasing the investment in Pacific Northwest to none.

Note 11. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each customer, generate fee income for the Company. Services provided to each customer vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended March 31, 2015 and 2014 were $54,986 and $74,016, respectively.

Note 12. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at March 31, 2015, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2015, compared with December 31, 2014, and the results of operations for the three months ended March 31, 2015, compared with the corresponding period in 2014 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our 2014 Form 10-K.

All such forward-looking statements speak only as of the date of this Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Overview

Midwest Holding Inc., a Nebraska corporation, (we, us, our, Midwest, the Company or the Registrant) was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned life insurance subsidiary, American Life & Security Corp. (American Life). Capital Reserve Life Insurance Company of Jefferson City, Missouri (Capital Reserve) is a dormant, wholly owned subsidiary of American Life. On August 5, 2014, Great Plains Financial (Great Plains) was acquired by us. The wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life) became a subsidiary of Midwest and then became a wholly owned subsidiary of American Life through a capital contribution from us.

From our inception, we have raised approximately $18.0 million through sales of shares of voting common stock and convertible non-voting preferred stock in several private placements exempt from registration under Section 4(2) of the Securities Act of 1933 and an intrastate offering in the State of Nebraska.

The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $22.0 million through March 31, 2015. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur significant operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

We commenced our third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each customer, generate fee income for us. Services provided to each customer vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources.

Critical Accounting Policies and Estimates

The MD&A included in our 2014 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2014 Form 10-K.

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

Consolidated Results of Operations

Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three months ended March 31, 2015 and 2014 are summarized in the table below.

	Three months ended March 31,
	2015	2014
Premiums	$878,551	$1,022,430
Investment income, net of expenses	195,624	(54,051)
Net realized gains on investments	78,248	(21,934)
Miscellaneous income	54,852	74,835
	$1,207,275	$1,021,280

Premium revenue: Premium revenue for the three months ended March 31, 2015 declined compared to the same period in 2014 due primarily to the accounting treatment for renewal premiums on our Accumulator Product. We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits rather than revenues. Premiums on our other insurance products are recognized as earned when due. Production of new life premium slowed during 2014 because actuarial development and regulatory approval of American Life’s new life insurance products took a significant amount of time, as well as changes in field management that delayed product sales. We have seen an increase in new business during the first quarter of 2015 that is currently in the process of underwriting which we expect should increase our premium revenue when issued. Management is optimistic that the reception of the new ordinary life insurance products in the marketplace will be positive and that increased sales will continue to be experienced in 2015.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
	2015	2014
Fixed maturities	$158,963	$58,969
Equity securities	24	-
Cash and short-term investments	1	1,382
Gain (loss) from equity method investments	39,061	(114,547)
Other	14,617	10,875
	212,666	(43,321)
Less investment expenses	(17,042)	(10,730)
	$195,624	$(54,051)

The increase in investment income for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a higher accrual on fixed maturities and gains from equity method investments increased due to restating prior year treatment for the investment in Pacific Northwest Corporation from cost to equity method of accounting. Interest income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above.

Net realized gains (loss) on investments: The net realized gain increased due to higher gains on the sale of our bonds in 2015 compared to 2014.

Miscellaneous income: Miscellaneous income decreased primarily due to our TPA (as mentioned above) fee income earned in 2015 which declined due to our divestment of our interests in Northern Plains in the third quarter of 2014.

Expenses for the three months ended March 31, 2015 and 2014 are summarized in the table below.

	Three months ended March 31,
	2015	2014
Death and other benefits	$202,306	$203,478
Increase in benefit reserves	250,624	132,659
Amortization of deferred acquisition costs	130,347	164,157
Salaries and benefits	512,551	522,032
Other operating expenses	891,567	974,409
	$1,987,395	$1,996,735

Death and other benefits: Death benefits decreased slightly in 2015 compared to 2014. Death benefits continue to be paid out on the Old Reliance block of business. No claims are being filed on the new business written as of March 31, 2015.

Increase in benefit reserves: The increase in benefit reserves reflects the maturity of our in-force block of business as well as the effect of the structure of the initial life insurance policy sold by American Life and Great Plains mentioned above.

Amortization of deferred acquisition costs: Incremental direct costs that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred, are capitalized and amortized over the life of the premiums produced. The majority of these acquisition expenses consist of commissions paid to agents and underwriting costs. In accordance with accounting principles generally accepted in the United States of America (GAAP), these costs are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. The amortization of such costs was $130,347 in the three months ended March 31, 2015, compared to $164,157 in the same period of 2014. This decline is a result of lower policies written as discussed above.

Salaries and benefits: The slight decrease primarily relates to marketing-related salaries transitioned to commission in January 2015 and the efficiencies gained from the merger of Great Plains Financial into Midwest. Management expects further reductions in this category during 2015.

Other operating expenses: Other operating expenses decreased compared to the same period in 2014 due to non-recurring higher professional fees associated with the filing of Form S-4 related to the Exchange Agreement with Great Plains Financial and Security Capital, as well as fees related to routine regulatory examinations conducted by agencies from the states of Arizona, Missouri, and Wyoming as required by state statutes that occurred in 2014.

Net Loss: Net loss was (780,120) for the three months ended March 31, 2015, compared to a net loss of ($975,455) for the same period in 2014. The decrease in net loss was primarily due to higher investment income, lower deferred acquisition costs, lower salary expense, and a reduction in other operating expenses; offset by a decline in premium revenue and an increase in reserves.

Loss attributable to noncontrolling interests: We owned approximately 60% of the capital stock of Security Capital, and approximately 25.7% of Great Plains Financial (Great Plains) through August 5, 2014 at which time Great Plains and Security Capital were acquired by us. See the 2014 Form 10-K, Part 1, Item 1. – Business for detail on the Plan and Agreement of Exchange with Great Plains and Security Capital. Great Plains and Security Capital were included in the consolidated financials and we were allowed to subtract from our earnings the portion of the gain/loss that we did not own, 40% for Capital Reserve and 74.3% for Great Plains. As a result of the merger, we do not have a gain/loss attributable to noncontrolling interests compared to the same period in 2014.

Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was (780,120) for the three months ended March 31, 2015 compared to a net loss of ($789,928) for the same period in 2014. The increase in the net loss was primarily attributable to no reduction in losses attributable to noncontrolling interests due to Great Plains and Security Capital being acquired by us during the last half of 2014.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$3,734,503	15.5%	$3,772,754	15.9%
States and political subdivisions - general
obligation	690,866	2.9	1,029,008	4.3
States and political subdivisions - special revenue	879,461	3.6	1,221,850	5.2
Corporate	14,210,842	58.9	12,930,578	54.5
Total fixed maturity securities	19,515,672	80.9	18,954,190	79.9
Equity securities:
Preferred corporate stock	60,562	0.3	75,000	0.3
Total equity securities	60,562	0.3	75,000	0.3
Cash and cash equivalents	2,448,131	10.2	2,310,047	9.7
Equity method investments	1,029,746	4.3	978,744	4.1
Equity securities, at cost	121,250	0.5	124,250	0.5
Other investments:
Mortgage loans on real estate, held for investment	-	-	349,386	1.5
Real estate, held for investment	538,799	2.2	541,809	2.3
Policy loans	403,545	1.7	374,186	1.6
Total	$24,117,705	100%	$23,707,612	100%

Increases in fixed maturity securities primarily resulted from additional purchases made by the Company during the first quarter of 2015.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,952,077	20.3%	$3,986,921	21.0%
AA	1,295,581	6.6	1,744,794	9.2
A	8,726,982	44.7	7,622,767	40.2
BBB	5,435,193	27.9	5,493,873	29.0
Total investment grade	19,409,833	99.5	18,848,355	99.4
BB and other	105,839	0.5	105,835	0.6
Total	$19,515,672	100.0%	$18,954,190	100.0%

Reflecting the high quality of securities maintained by the Company, 99.5% and 99.4% of all fixed maturity securities were investment grade as of March 31, 2015 and December 31, 2014, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

Market Risks of Financial Instruments

The Company holds a diversified portfolio of investments that primarily includes cash, bonds, stocks, and real estate, held for investment. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk.

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

Liquidity and Capital Resources

Since inception, the Company’s operations have been financed primarily through the sale of voting common stock and non-voting preferred stock. Its operations have not been profitable and have generated significant operating losses since incorporation in 2003.

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

Net cash used by operating activities was $298,195 for the three months ended March 31, 2015. The primary sources of cash from operating activities were from premium receipts, and collection amounts due from reinsurers, amortization of deferred acquisition costs and policy liabilities. The primary uses of cash from operating activities were from payments of commissions to agents. Net cash used in investing activities was $169,802. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was the Company’s investments in available for sale securities and the purchase of property and equipment. Net cash provided by financing activities was $606,081. The primary source of cash was receipts on deposit type contracts and issuance of common stock. These were offset by withdrawals on deposit type contracts.

At March 31, 2015, the Company had cash and cash equivalents totaling $2,448,131. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of our insurance subsidiaries is uncertain and will require additional capital if they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in response to Item 1A of Part I of such Form 10-K.

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

Dated: May 15, 2015

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)