Form 10-Q
period 2015-06-30
MIDWEST HOLDING INC.
filed 2015-08-14
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
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

As of August 1, 2015, there were 13,212,653 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $20,652,034 and $19,289,551, respectively)	$19,758,386	$18,954,190
Equity securities (cost: $0 and $75,000, respectively)	-	75,000
Equity method investments	941,975	978,744
Equity securities, at cost	118,250	124,250
Mortgage loans on real estate, held for investment	-	349,386
Real estate, held for investment	535,789	541,809
Policy loans	409,872	374,186
Total investments	21,764,272	21,397,565
Cash	1,760,294	2,310,047
Amounts recoverable from reinsurers	28,079,244	29,012,678
Interest and dividends due and accrued	195,873	192,879
Due premiums	643,552	649,478
Deferred acquisition costs, net	2,883,018	2,646,970
Value of business acquired, net	1,656,613	1,763,952
Intangible assets	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	251,567	329,835
Other assets	429,988	293,890
Total assets	$59,494,245	$60,427,118
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$33,722,466	$33,310,360
Policy claims	786,005	1,045,503
Deposit-type contracts	17,337,958	16,461,061
Advance premiums	83,345	82,504
Total policy liabilities	51,929,774	50,899,428
Accounts payable and accrued expenses	870,872	940,955
Surplus notes	550,000	550,000
Total liabilities	53,350,646	52,390,383
Commitments and Contingencies (See Note 7)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; issued and outstanding 74,159 shares
as of June 30, 2015 and December 31, 2014.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; issued and outstanding 102,669 shares
as of June 30, 2015 and December 31, 2014.	103	103
Common stock, $0.001 par value. Authorized 120,000,000 shares;
issued and outstanding 13,212,653 as of June 30, 2015
and 13,167,654 shares as of December 31, 2014.	13,213	13,168
Additional paid-in capital	29,799,270	29,583,631
Accumulated deficit	(22,770,701)	(21,167,496)
Accumulated other comprehensive loss	(898,360)	(392,745)
Total stockholders' equity	6,143,599	8,036,735
Total liabilities and stockholders' equity	$59,494,245	$60,427,118

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income:
Premiums	$993,554	$950,858	$1,872,105	$1,973,288
Investment income, net of expenses	100,121	(3,042)	295,745	(57,092)
Net realized (loss) gain on investments	(74,543)	16,273	3,705	(5,661)
Miscellaneous income	44,392	87,207	99,244	162,042
	1,063,524	1,051,296	2,270,799	2,072,577
Expenses:
Death and other benefits	262,432	479,191	461,299	677,363
Interest credited	126,246	101,956	255,598	192,509
Increase in benefit reserves	247,927	243,854	498,551	376,513
Amortization of deferred acquisition costs	123,503	161,937	253,850	326,094
Salaries and benefits	479,284	622,704	991,835	1,144,736
Other operating expenses	647,217	829,666	1,412,871	1,718,828
	1,886,609	2,439,308	3,874,004	4,436,043
Loss before income tax expense	(823,085)	(1,388,012)	(1,603,205)	(2,363,466)
Income tax expense	-	-	-	-
Net loss	(823,085)	(1,388,012)	(1,603,205)	(2,363,466)
Less: Loss attributable to noncontrolling interest	-	(250,307)	-	(435,834)
Net loss attributable to Midwest Holding Inc.	$(823,085)	$(1,137,705)	$(1,603,205)	$(1,927,632)
Comprehensive income:
Unrealized (losses) gains on investments
arising during period	(646,053)	216,038	(501,910)	457,983
Less: reclassification adjustment for net
realized (gains) losses on investments	74,543	(16,273)	(3,705)	5,661
Other comprehensive income	(571,510)	199,765	(505,615)	463,644
Less: Comprehensive income attributable to noncontrolling interest	-	40,473	-	53,828
Total comprehensive income attributable to Midwest Holding Inc.	(571,510)	159,292	(505,615)	409,816
Comprehensive loss attributable to Midwest Holding Inc.	$(1,394,595)	$(978,413)	$(2,108,820)	$(1,517,816)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.06)	$(0.12)	$(0.12)	$(0.20)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1,603,205)	$(2,363,466)
Adjustments to reconcile net loss to net cash and cash equivalents provided by
(used in) operating activities:
Net adjustment for premium and discount on investments	80,594	96,076
Depreciation and amortization	196,192	139,112
Deferred acquisition costs capitalized	(453,647)	(324,175)
Amortization of deferred acquisition costs	253,850	326,094
Net realized (gain) loss on investments	(3,705)	5,661
Loss from equity method investments	16,650	226,407
Non-cash compensation expense	-	1,917
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	933,434	823,159
Interest and dividends due and accrued	(2,994)	49,706
Due premiums	5,926	(16,152)
Policy liabilities	127,089	25,979
Other assets and liabilities	(206,181)	272,005
Net cash (used in) operating activities	(655,997)	(737,677)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(8,630,393)	(5,885,884)
Proceeds from sale or maturity	7,266,021	5,561,141
Equity securities carried at cost:
Purchases	-	(27,383)
Proceeds from sale or maturity	6,000	7,500
Proceeds from payments on mortgage loans on real estate, held for investment	349,386	4,863
Net change in policy loans	(35,686)	(23,235)
Net change in notes receivable	-	27,383
Net change in short-term investments	-	(651)
Purchases of property and equipment	(4,566)	(101,539)
Net cash (used in) investing activities	(1,049,238)	(437,805)
Cash Flows from Financing Activities:
Issuance of common stock	286,722	-
Issuance of preferred stock	-	464,003
Preferred stock dividend	(34,497)	-
Receipts on deposit-type contracts	1,191,753	1,176,155
Withdrawals on deposit-type contracts	(288,496)	(241,014)
Net cash provided by financing activities	1,155,482	1,399,144
Net (decrease) increase in cash and cash equivalents	(549,753)	223,662
Cash and cash equivalents:
Beginning	2,310,047	3,377,978
Ending	$1,760,294	$3,601,640

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the six month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. All material inter-company accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

Investments: All fixed maturities and a portion of the equity securities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes and deferred acquisition costs, are included in comprehensive loss.

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

The credit component of the other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the six months ended June 30, 2015 or 2014.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

Included within the Company’s equity securities carried at cost and equity method investments are certain privately purchased shares of common stock for several holding companies organized for the purpose of forming life insurance subsidiaries. Our privately purchased shares of common stock are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. These securities do not have a readily determinable fair value. The Company does not control these entities economically, and therefore does not consolidate these entities. The Company reports the earnings from its privately purchased shares of common stock accounted for under the equity method in net investment income.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. As of June 30, 2015, the Company held no investments in mortgage loans.

Policy loans: Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit issued by financial institutions. At June 30, 2015 and December 31, 2014, the Company did not have any short-term investments.

Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

Deferred acquisition costs: Deferred acquisition costs (“DAC”) consist of incremental direct costs, net of amounts ceded to reinsurers, that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred. These costs are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. The Company evaluates the types of acquisition costs it capitalizes. The Company capitalizes agent compensation and benefits and other expenses that are directly related to the successful acquisition of contracts. The Company also capitalizes expenses directly related to activities performed by the Company, such as underwriting, policy issuance, and processing fees incurred in connection with successful contract acquisitions. DAC is adjusted to reflect the impact of unrealized gains and losses on fixed maturity securities available for sale.

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter of its fiscal year unless events occur which require an immediate review. The Company determined during its December 31, 2014 analysis that all deferred acquisition costs were recoverable. No events occurred in the six months ended June 30, 2015 that suggested a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table provides information about deferred acquisition costs for the periods ended June 30, 2015 and December 31, 2014, respectively.

	Six Months Ended	Year Ended
	June 30,	December 31,
	2015	2014
Balance at beginning of period	$2,646,970	$2,722,819
Capitalization of commissions, sales and issue expenses	453,647	549,831
Change in DAC due to unrealized investment losses	36,251	-
Gross amortization	(253,850)	(625,680)
Balance at end of period	$2,883,018	$2,646,970

Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As discussed in the 2014 Form 10-K, Note 1. - Nature of Operations and Summary of Significant Accounting Principles, American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. Additionally, the Company paid an upfront ceding commission of $375,000 to Security National Life (“SNL”) in respect of the purchase of Capital Reserve. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place. Midwest acquired Great Plains Financial and established and asset for value of business acquired of $1,288,207. These assets are being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $43,813 and $87,626 for each of the three and six months ended June 30, 2015 and 2014 relative to these transactions.

Additionally, American Life purchased Old Reliance Insurance Company (“Old Reliance”) in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (see “revenue recognition and related expenses” discussed below regarding amortization methods). Accretion recognized during the three months ended June 30, 2015 totaled $653 and the amortization for the three months ended June 30, 2014 was $493. Amortization recognized during the six months ended June 30, 2015 and 2014 totaled $99 and $21,066, respectively.

The Company performs a recoverability analysis annually in the fourth quarter of its fiscal year unless events occur which require an immediate review. Recoverability of value of business acquired is evaluated by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. No events occurred in the six months ended June 30, 2015 that suggested a review should be undertaken.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. No events occurred in the six months ended June 30, 2015 that suggest a review should be undertaken.

The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No events occurred in the six months ended June 30, 2015 that suggest a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $40,342 and $44,715 for the three months ended June, 2015 and 2014, respectively. Depreciation expense totaled $82,834 and $88,810 for the six months ended June 30, 2015 and 2014, respectively. Accumulated depreciation totaled $796,000 and $713,166 as of June 30, 2015 and December 31, 2014, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. No such events occurred in the six months ended June 30, 2015 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of June 30, 2015 or December 31, 2014.

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

Income taxes: At June 30, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24,200,000 that expire in the years 2025 through 2030. The Company has provided a significant allowance against the value of the related deferred tax asset since it is more likely than not that the full benefit will be realized. See Note 4 for further information. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Due to the loss for the three and six months ended June 30, 2015 and 2014, the Company has recorded no income tax expense in any of these periods.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At June 30, 2015 and December 31, 2014, the Company had 13,212,653 and 13,167,654 voting common shares issued and outstanding, respectively.

At June 30, 2015 and December 31, 2014, the Company had 1,179 warrants outstanding. The warrants are exercisable through December 31, 2016 for 10 shares of voting common stock at an exercise price of $6.50 per share.

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 2016, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred share is $0.001 with 2,000,000 shares authorized. At June 30, 2015 and December 31, 2014, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The Company may only affect a conversion through a deemed liquidation or initial public offering. The par value per preferred share is $0.001 with 1,000,000 shares authorized. The stated dividend rate on the Class B preferred shares is 7%, commencing after December 31, 2014. Dividends of $34,497 were paid during the three months ended June 30, 2015. At June 30, 2015, and December 31, 2014, the Company had 102,669 Class B preferred shares issued and outstanding.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended June 30, 2015 and 2014 were 13,212,653 and 9,120,239 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2015 and 2014 were 13,195,416 and 9,120,239, respectively.

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
Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

In June 2013, the FASB issued proposed Accounting Standards Update, Insurance Contracts (Topic 834) (“2013 proposed Update”). The objectives of the amendments in the 2013 proposed Update were to (1) increase the decision usefulness of the information about a reporting entity’s insurance liabilities, including the nature, amount, timing, and uncertainty of cash flows related to those liabilities and the effect of those cash flows on the statement of comprehensive income, and (2) improve comparability between reporting entities, regardless of the type of entity issuing the contract. The guidance in the 2013 proposed Update included different recognition and measurement models for both long-duration contracts and short-duration contracts. The Company is currently evaluating this guidance to determine the impact to its consolidated financial statements.

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

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of June 30, 2015 and December 31, 2014 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2015:
Fixed maturities:
U.S. government obligations	$3,682,528	$42,073	$59,909	$3,664,692
States and political subdivisions -- general obligations	393,070	-	8,809	384,261
States and political subdivisions -- special revenue	647,341	1,834	19,020	630,155
Corporate	15,929,095	1,425	851,242	15,079,278
Total fixed maturities	$20,652,034	$45,332	$938,980	$19,758,386
December 31, 2014:
Fixed maturities:
U.S. government obligations	$3,670,531	$124,573	$22,350	$3,772,754
States and political subdivisions -- general obligations	1,054,400	4,971	30,363	1,029,008
States and political subdivisions -- special revenue	1,254,184	2,699	35,033	1,221,850
Corporate	13,310,436	2,071	381,929	12,930,578
Total fixed maturities	19,289,551	134,314	469,675	18,954,190
Equity securities:
Preferred corporate stock	75,000	-	-	75,000
Total equity securities	75,000	-	-	75,000
Total	$19,364,551	$134,314	$469,675	$19,029,190

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company has three securities that individually exceed 10% of the total of the state and political subdivisions categories as of June 30, 2015. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
June 30, 2015:
Fixed maturities:
States and political subdivisions -- general obligations
Maricopa County Arizona School District No. 31	337,675	331,043	AA-
States and political subdivisions -- special revenue
South Dakota EDL Enhancement Fdg Corp	173,267	171,051	A-
Jefferson Cnty Co Sch Dist	168,670	160,124	AA
Total	$679,612	$662,218
Credit Rating Source: Fidelity Brokerage Services LLC

The following table summarizes, for all securities in an unrealized loss position at June 30, 2015 and December 31, 2014, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2015			December 31, 2014
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,786,016	$55,643	11	$107,273	$3,963	1
States and political subdivisions --
special revenue	240,904	3,962	3	-	-	-
Corporate	11,746,837	708,486	81	8,253,570	261,055	47
Greater than 12 months:
U.S. government obligations	199,157	4,266	2	1,096,399	18,387	8
States and political subdivisions --
general obligations	384,261	8,809	2	709,176	30,363	4
States and political subdivisions --
special revenue	283,467	15,058	3	1,052,184	35,033	9
Corporate	3,160,773	142,756	21	3,874,046	120,874	31
Total securities	$17,801,415	$938,980	123	$15,092,648	$469,675	100

Based on our review of the securities in an unrealized loss position at June 30, 2015 and December 31, 2014, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2015, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

The amortized cost and estimated fair value of fixed maturities at June 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$207,573	$209,557
Due after one year through five years	2,401,201	2,428,766
Due after five years through ten years	9,975,868	9,514,184
Due after ten years	8,067,392	7,605,879
	$20,652,034	$19,758,386

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2015 and December 31, 2014, these required deposits had a total amortized cost of $5,068,416 and $3,824,485 and fair values of $4,996,789 and $3,918,911, respectively.

The components of net investment income for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed maturities	$161,652	$102,218	$320,615	$161,187
Equity securities	162	-	186	-
Cash and short-term investments	1	321	2	1,703
Gain (loss) from equity method investments	(55,711)	(111,861)	(16,650)	(226,407)
Other	15,799	23,852	30,416	34,728
	121,903	14,530	334,569	(28,789)
Less investment expenses	(21,782)	(17,572)	(38,824)	(28,303)
	$100,121	$(3,042)	$295,745	$(57,092)

Proceeds for the three months ended June 30, 2015 and 2014 from sales of investments classified as available-for-sale were $2,840,976 and $3,670,232, respectively. Gross gains of $14,613 and $19,354 and gross losses of $89,156 and $3,081 were realized on those sales during the three months ended June 30, 2015 and 2014, respectively. Proceeds for the six months ended June 30, 2015 and 2014 from sales of investments classified as available-for-sale were $7,166,021 and $5,561,141, respectively. Gross gains of $118,401 and $21,640 and gross losses of $114,696 and $27,301 were realized on those sales during the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, all mortgage loans were sold. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the periods ended June 30, 2015 and December 31, 2014.

	Six months ended	Year ended
	June 30, 2015	December 31, 2014
Balance at beginning of period	$349,386	$665,569
Proceeds from payments on mortgage loans on real estate, held for investment	-	(3,931)
Proceeds from settlement on mortgage loans on real estate, held for investment	(349,386)	(312,252)
Balance at end of period	$-	$349,386

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 3. Fair Values of Financial Instruments

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended June 30, 2015, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Cash and short-term investments: The carrying value of cash and cash equivalents and short-term investments approximate the fair value because of the short maturity of the instruments.

Policy loans: Policy loans are stated at unpaid principal balances. As these loans are fully collateralized by the cash surrender value of the underlying insurance policies, the carrying value of the policy loans approximates their fair value. Policy loans are categorized as Level 3 in the fair value hierarchy.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $213,000 and $196,927 in carrying value of the surplus notes as of June 30, 2015 and December 31, 2014, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2015
Fixed maturities:
U.S. government obligations	$-	$3,664,692	$-	$3,664,692
States and political subdivisions — general obligations	-	384,261	-	384,261
States and political subdivisions — special revenue	-	630,155	-	630,155
Corporate	-	15,079,278	-	15,079,278
Total fixed maturities	$-	$19,758,386	$-	$19,758,386
December 31, 2014
Fixed maturities:
U.S. government obligations	$-	$3,772,754	$-	$3,772,754
States and political subdivisions — general obligations	-	1,029,008	-	1,029,008
States and political subdivisions — special revenue	-	1,221,850	-	1,221,850
Corporate	-	12,930,578	-	12,930,578
Total fixed maturities	-	18,954,190	-	18,954,190
Equity securities:
Preferred corporate stock	-	75,000	-	75,000
Total equity securities	-	75,000	-	75,000
Total	$-	$19,029,190	$-	$19,029,190

There were no transfers of financial instruments between any levels during the six months ended June 30, 2015 or during the year ended December 31, 2014.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$409,872	$-	$-	$409,872	$409,872
Cash and cash equivalents	1,760,294	1,760,294	-	-	1,760,294
Liabilities:
Policyholder deposits
(Deposit-type contracts)	17,337,958	-	-	17,337,958	17,337,958
Surplus notes and accrued interest payable	763,032	-	-	756,326	756,326

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 4. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Deferred tax assets:
Loss carry forwards	$8,207,624	$7,598,830
Capitalized costs	705,760	802,000
Unrealized losses on investments	303,840	121,110
Benefit reserves	1,107,309	1,239,298
Total deferred tax assets	10,324,533	9,761,238
Less valuation allowance	(8,564,853)	(8,112,743)
Total deferred tax assets, net of valuation allowance	1,759,680	1,648,495
Deferred tax liabilities:
Policy acquisition costs	717,524	908,021
Due premiums	218,808	220,823
Value of business acquired	563,248	249,351
Intangible assets	238,000	238,000
Property and equipment	22,100	32,300
Total deferred tax liabilities	1,759,680	1,648,495
Net deferred tax assets	$-	$-

At June 30, 2015 and December 31, 2014, the Company recorded a valuation allowance of $8,564,853 and $8,112,743, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of June 30, 2015, have expiration dates that range from 2024 through 2030.

There was no income tax expense for the three or six months ended June 30, 2015 and 2014. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Computed expected income tax benefit	$(279,849)	$(528,806)	$(545,090)	$(778,994)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	12,862	6,512	16,534	13,926
Dividends received deduction	(38)	-	(44)	-
Noncontrolling interests	-	(15,761)	-	3,196
True-up of benefit reserves	193,054	99,440	259,220	38,499
	205,878	90,191	275,710	55,621
Tax benefit before valuation allowance	(73,971)	(438,615)	(269,380)	(723,373)
Change in valuation allowance	73,971	438,615	269,380	723,373
Net income tax expense	$-	$-	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 5. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 is as follows:

	June 30, 2015	December 31, 2014
Balance sheets:
Benefit and claim reserves assumed	$2,669,786	$2,678,376
Benefit and claim reserves ceded	28,079,244	29,012,678

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Statements of comprehensive income:
Premiums assumed	$6,417	$7,104	$13,668	$15,573
Premiums ceded	75,748	118,269	157,370	195,484
Benefits assumed	47,370	17,496	51,959	54,394
Benefits ceded	(273,537)	(224,151)	(532,493)	(435,086)
Commissions assumed	6	7	10	16
Commissions ceded	900	1,654	1,854	3,527

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of June 30, 2015:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
SNL	NR	$-	$86,650	$15,803,557	$59,548	$15,830,659
Optimum Re Insurance Company	A-	-	16,624	132,288	-	148,912
Sagicor Life Insurance Company	A-	-	472,922	11,856,536	229,785	12,099,673
		$-	$576,196	$27,792,381	$289,333	$28,079,244

Capital Reserve has a 100% coinsurance agreement with SNL whereby 100% of the business written by Capital Reserve is ceded to SNL. At June 30, 2015 and December 31, 2014, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Capital Reserve to SNL were $15,830,659 and $16,375,768, respectively. Capital Reserve remains contingently liable on this ceded reinsurance should SNL be unable to meet its obligations.

During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At June 30, 2015 and December 31, 2014, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $12,099,673 and $12,143,472, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At June 30, 2015, the Company had over 98% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $15.8 million of reinsurance recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At June 30, 2015 and December 31, 2014, no contingency reserve was established.

Note 6. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for quarter ended June 30, 2015 and year ended December 31, 2014:

	Six Months Ended	Year Ended
	June 30, 2015	December 31, 2014
Beginning balance	$16,461,061	$14,739,655
Change in deposit-type contracts assumed from SNL	(796)	(114,109)
Change in deposit-type contracts fully ceded by Capital Reserve	(277,378)	(578,716)
Deposits received	1,191,753	2,409,659
Investment earnings	255,598	403,556
Withdrawals	(288,496)	(398,984)
Contract Charges	(3,784)	-
Ending balance	$17,337,958	$16,461,061

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

Regulatory Matters: State and federal regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries. Agencies from the state of South Dakota completed a routine regulatory examination for the period 2010 through 2013 as required by state statutes during the second quarter of 2015. Previously, Arizona, Wyoming and Missouri regulators completed a regulatory examination.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expired on May 1, 2015. Great Plains entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expired on April 30, 2014. Great Plains also entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. Rent expense for the three months ended June 30, 2015 and 2014 was $55,377 and $62,104 respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $111,752 and $110,956, respectively. Future minimum payments are as follows:

2015	$78,487
2016	137,088
2017	133,603
2018	136,557
2019	141,412
Later years	629,811
Total	$1,256,958

Note 8. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve and Great Plains Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri and South Dakota Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of American Life, Capital Reserve, and Great Plains Life for the six months ended June 30, 2015 and 2014 and as of June 30, 2015 and December 31, 2014.

	Statutory Net Loss for the six months ended June 30,
	2015	2014
American Life	$(697,981)	$(902,317)
Capital Reserve	$(25,490)	$(82,203)
Great Plains Life	$(261,506)	$(141,012)

	Statutory Capital and Surplus as of
	June 30, 2015	December 31, 2014
American Life	$2,260,574	$2,429,604
Capital Reserve	$1,505,448	$1,332,771
Great Plains Life	$1,790,581	$2,025,982

Note 9. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of June 30, 2015:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of June 30, 2015, the Company has accrued $213,032 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the six months ending June 30, 2015, or during the year ended December 31, 2014.

Note 10. Investment in Pacific Northwest Capital Corporation

During the first quarter of 2014, we purchased additional shares of Pacific Northwest Capital Corporation (Pacific Northwest). The purchase increased our total investment in Pacific Northwest to 850,000 shares. Our aggregate ownership percentage increased to approximately 22.4%.

As a result of the increased ownership of Pacific Northwest, the Company changed its method of carrying the investment from cost to equity as required by generally accepted accounting principles. Under the equity method, the Company records its proportionate share of the earnings of Pacific Northwest. The effect of the change in accounting method for the three months ended June 30, 2014, was to increase loss before provision for income taxes and net loss by $18,226. The effect of the change in accounting method for the six months ended June 30, 2014, was to increase loss before provision for income taxes and net loss by $73,306. The change for the period ending December 31, 2014 decreased the investment in Pacific Northwest to zero.

Note 11. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each customer, generate fee income for the Company. Services provided to each customer vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended June 30, 2015 and 2014 were $40,608 and $86,236, respectively. Fees earned during the six months ended June 30, 2015 and 2014 amounted to $95,594 and $160,252, respectively.

Note 12. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at June 30, 2015, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued and found no events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2015, compared with December 31, 2014, and the results of operations for the three months ended June 30, 2015 and 2014, and for the six months ended June 30, 2015 and 2014 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

All such forward-looking statements speak only as of the date of this Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Overview

Midwest Holding Inc., a Nebraska corporation, (we, us, our, Midwest, the Company or the Registrant) was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned life insurance subsidiary, American Life & Security Corp. (American Life). Capital Reserve Life Insurance Company (Capital Reserve) is a dormant, wholly owned subsidiary of American Life. On August 5, 2014, Great Plains Financial (Great Plains) was acquired by us. The wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life) became a subsidiary of Midwest and then became a wholly owned subsidiary of American Life through a capital contribution from us.

From our inception, we have raised approximately $18.0 million through sales of shares of voting common stock and convertible non-voting preferred stock in several private placements exempt from registration under Section 4(2) of the Securities Act of 1933 and an intrastate offering in the State of Nebraska.

On June 29, 2015 the Company entered into a Plan and Agreement of Exchange (the “Exchange Agreement”) with First Wyoming Capital Corporation (“FWCC”) whereby the shareholders of First Wyoming Capital Corporation will receive shares of Midwest voting common stock equal to an agreed upon value of shares currently owned by the company. The Exchange Agreement will be presented to the FWCC shareholders in the third quarter of 2015 and if approved First Wyoming Capital Corporation will become a wholly owned subsidiary of Midwest.

The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $22.8 million through June 30, 2015. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur significant operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

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

Consolidated Results of Operations – Three Months Ended June 30, 2015

Insurance revenues are primarily generated from premium revenues and investment income. Revenues for the three months ended June 30, 2015 and 2014 are summarized in the table below.

	Three months ended June 30,
	2015	2014
Premiums	$993,554	$950,858
Investment income, net of expenses	100,121	(3,042)
Net realized gain (loss) on investments	(74,543)	16,273
Miscellaneous income	44,392	87,207
	$1,063,524	$1,051,296

Premium revenue: Premium revenue for the three months ended June 30, 2015 increased due to the issuance of new business in the second quarter of 2015 that was written in the first quarter of 2015. The increase was partially offset by the accounting treatment for renewal premiums on our Accumulator Product. We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits rather than revenues. Premiums on our other insurance products are recognized as earned when due. Production of new life premiums slowed during 2014 because actuarial development and regulatory approval of American Life’s new life insurance products took a significant amount of time, as well as changes in field management that delayed product sales. In 2015 management has limited production of new business to preserve surplus of American Life and Security Corporation.

Investment income, net of expenses: The components of net investment income for the three months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,
	2015	2014
Fixed maturities	$161,652	$102,218
Equity securities	162	-
Cash and short-term investments	1	321
Gain (loss) from equity method investments	(55,711)	(111,861)
Other	15,799	23,852
	121,903	14,530
Less investment expenses	(21,782)	(17,572)
	$100,121	$(3,042)

The increase in investment income for the was primarily due to higher interest income on fixed maturities and the losses from equity method investments decreased due to restating prior year treatment for the investment in Pacific Northwest Corporation from cost to equity method of accounting. Interest income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above.

Net realized gain (loss) on investments: This decreased due to higher losses on the sale of our bonds including the loss of $36,000 on one sale and the $22,500 loss on the sale of the preferred stock in the three months ended June 30, 2015.

Miscellaneous income: Miscellaneous income decreased primarily due to a decrease in our TPA (as mentioned above) fee due to our divestment of our interests in Northern Plains in the third quarter of 2014.

Expenses for the three months ended June, 2015 and 2014 are summarized in the table below.

	Three months ended June 30,
	2015	2014
Death and other benefits	$262,432	$479,191
Interest credited	126,246	101,956
Increase in benefit reserves	247,927	243,854
Amortization of deferred acquisition costs	123,503	161,937
Salaries and benefits	479,284	622,704
Other operating expenses	647,217	829,666
	$1,886,609	$2,439,308

Death and other benefits: Death benefits decreased primarily due to a lawsuit settlement of $205,000 for American Life in April 2014. Death benefits continue to be paid out on the Old Reliance block of business. No claims were filed on the American Life and Security Corporation and Great Plains Life Assurance business written as of June 30, 2015.

Interest credited: Interest credited increased as a result of the increase in the Deposit-Type liability owed to the policyholders.

Increase in benefit reserves: The slight increase in benefit reserves reflects the maturity of our in-force block of business as well as the effect of the structure of the initial life insurance policy sold by American Life and Great Plains mentioned above.

Amortization of deferred acquisition costs: The amortization of costs was $123,503 in the three months ended June, 2015, compared to $161,937 in the same period of 2014. This decline is a result of lower policies written in 2014 as discussed above that has not been offset with the slight increase in new first year premium in 2015.

Salaries and benefits: The decrease primarily related to marketing-related salaries transitioned to commission in January 2015 and the efficiencies gained from the acquisition of Great Plains Financial into Midwest.

Other operating expenses: Other operating expenses decreased due to non-recurring higher professional fees associated with the acquisition of Great Plains Financial and Security Capital in 2014, as well as fees related to routine regulatory examinations occurring in 2014 conducted by agencies from the states of Arizona, Missouri, and Wyoming as required by state statutes.

Net Loss: Net loss was ($823,085) for the three months ended June 30, 2015, compared to a net loss of ($1,388,012) for the same period in 2014. The decrease in net loss was primarily due to higher investment income, lower deferred acquisition costs, lower salary expense, and a reduction in other operating expenses offset by realized losses on investments and a slight increase in reserves.

Loss attributable to noncontrolling interests: We owned approximately 60% of the capital stock of Security Capital, and approximately 25.7% of Great Plains Financial (Great Plains) through August 5, 2014 at which time we acquired the remaining outstanding common shares of each company not held by us. See the 2014 Form 10-K, Part 1, Item 1. – Business, for detail on the Plan and Agreement of Exchange with Great Plains and Security Capital. Great Plains and Security Capital were included in the 2014 consolidated financials and we were allowed to subtract from our earnings the portion of the gain/loss that we did not own, 40% for Security Capital and 74.3% for Great Plains. As a result of the acquisition for the three months ended June 30, 2015, we did not have a gain/loss attributable to noncontrolling interests compared to the same period in 2014.

Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($823,085) for the three months ended June 30, 2015 compared to a net loss of ($1,137,705) for the same period in 2014. The decrease in the net loss was primarily attributable to higher investment income, lower deferred acquisition costs, lower salary expense, and a reduction in other operating expenses; offset by realized losses on investments and a slight increase in reserves.

Consolidated Results of Operations – Six Months Ended June 30, 2015

Insurance revenues are primarily generated from premium revenues and investment income. Revenues for the six months ended June 30, 2015 and 2014 are summarized in the table below.

	Six months ended June 30,
	2015	2014
Premiums	$1,872,105	$1,973,288
Investment income, net of expenses	295,745	(57,092)
Net realized gain (loss) on investments	3,705	(5,661)
Miscellaneous income	99,244	162,042
	$2,270,799	$2,072,577

Premium revenue: Premium revenue for the six months ended June 30, 2015 declined compared to the same period in 2014 due primarily to the accounting treatment for renewal premiums on our Accumulator Product. We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits rather than revenues. Premiums on our other insurance products are recognized as earned when due. Production of new life premium slowed during 2014 because actuarial development and regulatory approval of American Life’s new life insurance products took a significant amount of time, as well as changes in field management that delayed product sales. This decline was offset by a slight increase in new business issued in the second quarter of 2015 than was written in the first quarter of 2015. In 2015, management has limited production of new business to preserve surplus of American Life and Security Corporation.

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2015 and 2014 are as follows:

	Six months ended June 30,
	2015	2014
Fixed maturities	$320,615	$161,187
Equity securities	186	-
Cash and short-term investments	2	1,703
Gain (loss) from equity method investments	(16,650)	(226,407)
Other	30,416	34,728
	334,569	(28,789)
Less investment expenses	(38,824)	(28,303)
	$295,745	$(57,092)

The increase in investment income for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to higher interest income on fixed maturities and the losses from equity method investments decreased due to restating prior year treatment for the investment in Pacific Northwest Corporation from cost to equity method of accounting. Interest income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above.

Net realized gain (loss) on investments: The net realized gain increased due to gains on the sale of our bonds in in the six months ended June 30, 2015 compared to the losses incurred in 2014.

Miscellaneous income: Miscellaneous income decreased primarily due to our TPA (as discussed above) fee income earned in 2015 which declined due to our divestment of our interests in Northern Plains in the third quarter of 2014.

Expenses for the six months ended June, 2015 and 2014 are summarized in the table below.

	Six months ended June 30,
	2015	2014
Death and other benefits	$461,299	$677,363
Interest credited	255,598	192,509
Increase in benefit reserves	498,551	376,513
Amortization of deferred acquisition costs	253,850	326,094
Salaries and benefits	991,835	1,144,736
Other operating expenses	1,412,871	1,718,828
	$3,874,004	$4,436,043

Death and other benefits: Death benefits decreased primarily due to the lawsuit settlement of $205,000 for American Life in April 2014. Death benefits continue to be paid out on the Old Reliance block of business. No claims were filed on the new business written as of June 30, 2015.

Interest credited: Interest credited increased as a result of the increase in the Deposit-Type liability owed to the policyholders.

Increase in benefit reserves: The increase in benefit reserves reflects the maturity of our in-force block of business as well as the effect of the structure of the initial life insurance policy sold by American Life and Great Plains Life.

Amortization of deferred acquisition costs: Under GAAP, costs associated with the acquisition of insurance contracts are allowed to be capitalized, to the extent recoverable, and amortized over the life of the premiums produced. The majority of these acquisition expenses consist of commissions paid to agents and underwriting costs. The amortization of such costs was $253,850 in the six months ended June, 2015, compared to $326,094 in the same period of 2014. This decline is a result of lower policies written in 2014 as discussed above.

Salaries and benefits: The decrease primarily relates to marketing-related salaries transitioned to commission in January 2015 and the efficiencies gained from the acquisition of Great Plains Financial into Midwest.

Other operating expenses: Other operating expenses decreased due to non-recurring higher professional fees associated with the acquisition of Great Plains Financial and Security Capital in 2014, as well as fees related to routine regulatory examinations occurring in 2014 conducted by agencies from the states of Arizona, Missouri, and Wyoming as required by state statutes.

Net Loss: Net loss was ($1,637,702) for the six months ended June 30, 2015, compared to a net loss of ($2,363,466) for the same period in 2014. The decrease in net loss was primarily due to higher investment income, lower deferred acquisition costs, lower salary expense, and a reduction in other operating expenses; offset by a decline in premium revenue and an increase in reserves.

Loss attributable to noncontrolling interests: We owned approximately 60% of the capital stock of Security Capital, and approximately 25.7% of Great Plains Financial (Great Plains) through August 5, 2014 at which time we acquired the remaining outstanding common shares of each company not held by us. See the 2014 Form 10-K, Part 1, Item 1. – Business, for detail on the Plan and Agreement of Exchange with Great Plains and Security Capital. Great Plains and Security Capital were included in the 2014 consolidated financials and we were allowed to subtract from our earnings the portion of the gain/loss that we did not own, 40% for Security Capital and 74.3% for Great Plains. As a result of the acquisition for the six months ended June 30, 2015, we did not have a gain/loss attributable to noncontrolling interests compared to the same period in 2014.

Net loss attributable to Midwest Holding Inc.: Net loss attributable to Midwest Holding Inc. was ($1,637,702) for the six months ended June 30, 2015 compared to a net loss of ($1,927,632) for the same period in 2014. The decrease in net loss was primarily due to higher investment income, lower deferred acquisition costs, lower salary expense, and a reduction in other operating expenses; offset by a decline in premium revenue and an increase in reserves.

Investments

Our overall investment philosophy is reflected in the allocation of its investments. We emphasize investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$3,664,692	15.6%	$3,772,754	15.9%
States and political subdivisions - general
obligation	384,261	1.6	1,029,008	4.3
States and political subdivisions - special revenue	630,155	2.7	1,221,850	5.2
Corporate	15,079,278	64.1	12,930,578	54.5
Total fixed maturity securities	19,758,386	84.0	18,954,190	79.9
Equity securities:
Preferred corporate stock	-	-	75,000	0.3
Total equity securities	-	-	75,000	0.3
Cash and cash equivalents	1,760,294	7.5	2,310,047	9.8
Equity method investments	941,975	4.0	978,744	4.1
Equity securities, at cost	118,250	0.5	124,250	0.5
Other investments:
Mortgage loans on real estate, held for investment	-	-	349,386	1.5
Real estate, held for investment	535,789	2.3	541,809	2.3
Policy loans	409,872	1.7	374,186	1.6
Total	$23,524,566	100%	$23,707,612	100%

Increases in fixed maturity securities primarily resulted from additional purchases made by us during the first half of 2015.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,878,006	19.7%	$3,986,921	21.0%
AA	1,205,755	6.1	1,744,794	9.2
A	8,166,272	41.3	7,622,767	40.2
BBB	6,508,353	32.9	5,493,873	29.0
Total investment grade	19,758,386	100.0	18,848,355	99.4
BB and other	-	-	105,835	0.6
Total	$19,758,386	100.0%	$18,954,190	100.0%
Credit Rating Source: Fidelity Brokerage Services LLC

Reflecting the high quality of securities maintained by us, 100.0% and 99.4% of all fixed maturity securities were investment grade as of June 30, 2015 and December 31, 2014, respectively. Due to the low interest rate environment, we have invested in bonds with “A” or “BBB” ratings in order to achieve higher rates of return.

Market Risks of Financial Instruments

We hold a diversified portfolio of investments that primarily includes cash, bonds, stocks, and real estate, held for investment. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk.

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

We attempt to mitigate its exposure to adverse interest rate movements through staggering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

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

Premium income, deposits to policyholder account balances, and investment income are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.

Net cash used by operating activities was $655,997 for the six months ended June 30, 2015. The primary sources of cash from operating activities were from premium receipts, collection amounts due from reinsurers, amortization of deferred acquisition costs and policy liabilities. The primary uses of cash from operating activities were from payments of commissions to agents. Net cash used in investing activities was $1,049,238. The primary source of cash was from sales of available for sale securities and mortgage loans. Offsetting this source of cash was the Company’s investments in available for sale securities and the purchase of property and equipment. Net cash provided by financing activities was $1,155,482. The primary source of cash was receipts on deposit type contracts and issuance of common stock. These were offset by withdrawals on deposit type contracts.

At June 30, 2015, the Company had cash and cash equivalents totaling $1,760,294. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The growth of our insurance subsidiaries is uncertain and will require additional capital if they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in response to Item 1A of Part I of such Form 10-K. In addition to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in response to Item 1A of Part I of such Form 10-K we add the following risks:

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

Dated: August 13, 2015

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)