Form 10-Q
period 2015-09-30
MIDWEST HOLDING INC.
filed 2015-11-13
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
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

As of November 1, 2015, there were 18,021,645 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $21,351,582 and $19,289,551, respectively)	$20,598,543	$18,954,190
Equity securities (cost: $0 and $75,000, respectively)	-	75,000
Equity method investments	875,858	978,744
Equity securities, at cost	115,250	124,250
Mortgage loans on real estate, held for investment	-	349,386
Real estate, held for investment	532,779	541,809
Policy loans	418,422	374,186
Total investments	22,540,852	21,397,565
Cash	1,209,132	2,310,047
Amounts recoverable from reinsurers	27,664,804	29,012,678
Interest and dividends due and accrued	220,749	192,879
Due premiums	675,810	649,478
Deferred acquisition costs, net	2,825,637	2,646,970
Value of business acquired, net	1,598,797	1,763,952
Intangible assets	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	213,704	329,835
Other assets	477,132	293,890
Total assets	$59,256,441	$60,427,118
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$33,618,785	$33,310,360
Policy claims	658,332	1,045,503
Deposit-type contracts	17,765,124	16,461,061
Advance premiums	62,402	82,504
Total policy liabilities	52,104,643	50,899,428
Accounts payable and accrued expenses	804,576	940,955
Surplus notes	550,000	550,000
Total liabilities	53,459,219	52,390,383
Commitments and Contingencies (See Note 7)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; issued and outstanding 74,159 shares
as of September 30, 2015 and December 31, 2014.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; issued and outstanding 102,669 shares
as of September 30, 2015 and December 31, 2014.	103	103
Common stock, $0.001 par value. Authorized 120,000,000 shares;
issued and outstanding 13,238,901 as of September 30, 2015
and 13,167,654 shares as of December 31, 2014.	13,239	13,168
Additional paid-in capital	29,777,684	29,583,631
Accumulated deficit	(23,240,558)	(21,167,496)
Accumulated other comprehensive loss	(753,320)	(392,745)
Total stockholders' equity	5,797,222	8,036,735
Total liabilities and stockholders' equity	$59,256,441	$60,427,118

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income:
Premiums	$819,017	$942,162	$2,691,122	$2,915,450
Investment income, net of expenses	78,686	45,400	374,431	(11,692)
Net realized (loss) gain on investments	(16,088)	104,741	(12,383)	99,080
Miscellaneous income	53,963	87,413	153,207	249,455
	935,578	1,179,716	3,206,377	3,252,293
Expenses:
Death and other benefits	194,398	184,587	655,697	861,950
Interest credited	105,657	107,288	361,255	299,797
Increase in benefit reserves	74,051	419,087	572,602	795,600
Amortization of deferred acquisition costs	119,282	141,196	373,132	467,290
Salaries and benefits	438,128	637,761	1,429,963	1,782,497
Other operating expenses	473,919	576,069	1,886,790	2,294,897
	1,405,435	2,065,988	5,279,439	6,502,031
Loss before income tax expense	(469,857)	(886,272)	(2,073,062)	(3,249,738)
Income tax expense	-	-	-	-
Net loss	(469,857)	(886,272)	(2,073,062)	(3,249,738)
Less: Loss attributable to noncontrolling interest	-	(25,085)	-	(460,919)
Net loss attributable to Midwest Holding Inc.	$(469,857)	$(861,187)	$(2,073,062)	$(2,788,819)
Comprehensive income:
Unrealized (losses) gains on investments
arising during period	128,952	(44,989)	(372,958)	412,993
Less: reclassification adjustment for net
realized (gains) losses on investments	16,088	(104,741)	12,383	(99,080)
Other comprehensive income	145,040	(149,730)	(360,575)	313,913
Less: Comprehensive income attributable to noncontrolling interest	-	(17,288)	-	36,540
Total comprehensive income attributable to Midwest Holding Inc.	145,040	(132,442)	(360,575)	277,373
Comprehensive loss attributable to Midwest Holding Inc.	$(324,817)	$(993,629)	$(2,433,637)	$(2,511,446)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.04)	$(0.08)	$(0.16)	$(0.32)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(2,073,062)	$(2,788,819)
Adjustments to reconcile net loss to net cash and cash equivalents provided by
(used in) operating activities:
Net adjustment for premium and discount on investments	124,192	117,007
Depreciation and amortization	294,248	214,738
Deferred acquisition costs capitalized	(524,000)	(441,879)
Amortization of deferred acquisition costs	373,132	467,290
Net realized (gain) loss on investments	12,383	(99,080)
Loss from equity method investments	95,650	315,000
Non-cash compensation expense	-	1,917
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	1,347,874	1,176,392
Interest and dividends due and accrued	(27,870)	(953)
Due premiums	(26,332)	32,606
Policy liabilities	(43,008)	(165,257)
Other assets and liabilities	(319,621)	(217,242)
Net cash (used in) operating activities	(766,414)	(1,388,280)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(12,498,330)	(9,511,327)
Proceeds from sale or maturity	10,374,724	7,447,297
Equity securities carried at cost:
Purchases	-	(27,383)
Proceeds from sale or maturity	9,000	1,143,500
Proceeds from payments on mortgage loans on real estate, held for investment	349,386	7,359
Net change in policy loans	(44,236)	(136,101)
Net change in notes receivable	-	27,383
Net change in short-term investments	633	115,334
Purchases of property and equipment	(4,566)	(107,444)
Net cash (used in) investing activities	(1,813,389)	(1,041,382)
Cash Flows from Financing Activities:
Repurchases of common stock	-	(58,251)
Issuance of preferred stock	286,722	610,011
Preferred stock dividend	(56,057)	-
Net transfers from non-controlling interest	-	(460,919)
Receipts on deposit-type contracts	1,725,623	1,705,351
Withdrawals on deposit-type contracts	(477,400)	(292,703)
Net cash provided by financing activities	1,478,888	1,503,489
Net (decrease) increase in cash and cash equivalents	(1,100,915)	(926,173)
Cash and cash equivalents:
Beginning	2,310,047	3,377,978
Ending	$1,209,132	$2,451,805

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. All material inter-company accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated by recognizing the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss.

The credit component of the other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the nine months ended September 30, 2015 or 2014.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

Included within the Company’s equity securities carried at cost and equity method investments are certain privately purchased shares of common stock for a small number of holding companies organized for the purpose of forming life insurance subsidiaries. These shares are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. These securities do not have a readily determinable fair value. The Company does not control these entities economically, and therefore does not consolidate these entities. The Company reports the earnings from its privately purchased shares of common stock accounted for under the equity method in net investment income.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. As of September 30, 2015, the Company held no investments in these types of mortgage loans.

Policy loans: Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of each such loan is fully secured by the death benefit of the policy and cash surrender value.

Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit issued by financial institutions. At September 30, 2015 and December 31, 2014, the Company did not have any short-term investments.

Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. This real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk regarding these balances.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter of its fiscal year unless events occur which require an immediate review. The Company determined in its December 31, 2014 analysis that all deferred acquisition costs were recoverable. No events occurred in the nine months ended September 30, 2015 that suggested a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table provides information about deferred acquisition costs for the periods ended September 30, 2015 and December 31, 2014, respectively.

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2015	2014
Balance at beginning of period	$2,646,970	$2,722,819
Capitalization of commissions, sales and issue expenses	524,000	549,831
Change in DAC due to unrealized investment losses	27,799	-
Gross amortization	(373,132)	(625,680)
Balance at end of period	$2,825,637	$2,646,970

Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. As discussed in the 2014 Form 10-K, Note 1. - Nature of Operations and Summary of Significant Accounting Principles, American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. Additionally, the Company paid an upfront ceding commission of $375,000 to Security National Life (“SNL”) in respect of the purchase of Capital Reserve. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place. Midwest acquired Great Plains Financial and established an asset for value of business acquired of $1,288,207. These assets are being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $43,813 and $131,441 for each of the three and nine months ended September 30, 2015 and 2014 relative to these transactions.

Additionally, American Life purchased Old Reliance Insurance Company (“Old Reliance”) in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (see “revenue recognition and related expenses” discussed below regarding amortization methods). Amortization recognized during the three months ended September 30, 2015 and 2014 totaled $14,002 and $16,614, respectively. Amortization recognized during the nine months ended September 30, 2015 and 2014 totaled $33,714 and $37,679, respectively.

The Company performs a recoverability analysis annually in the fourth quarter of its fiscal year unless events occur which require an immediate review. Recoverability of value of business acquired is evaluated by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. No events occurred in the nine months ended September 30, 2015 that suggested a review should be undertaken.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. No events occurred in the nine months ended September 30, 2015 that suggest a review should be undertaken.

The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. No events occurred in the nine months ended September 30, 2015 that suggest a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $37,230 and $44,393 for the three months ended September 30, 2015 and 2014, respectively. Depreciation expense totaled $120,063 and $133,203 for the nine months ended September 30, 2015 and 2014, respectively. Accumulated depreciation totaled $829,318 and $713,166 as of September 30, 2015 and December 31, 2014, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of an asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. No such events occurred in the nine months ended September 30, 2015 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses is estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no such allowances as of September 30, 2015 or December 31, 2014.

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

Income taxes: At September 30, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $23,400,000 that expire in the years 2025 through 2035. The Company has provided a significant valuation allowance against the value of the related deferred tax asset since it is more likely than not that the full benefit will not be realized. See Note 4 for further information. Utilization of a portion of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Due to the net loss for the three and nine months ended September 30, 2015 and 2014, the Company has recorded no income tax expense or benefit in any of these periods.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 100,000,000 common shares and 20,000,000 preferred shares authorized. At September 30, 2015 and December 31, 2014, the Company had 13,238,901 and 13,167,654 voting common shares issued and outstanding, respectively.

At September 30, 2015 and December 31, 2014, the Company had 1,179 warrants outstanding. The warrants are exercisable through December 31, 2016 for 10 shares of voting common stock at an exercise price of $6.50 per share.

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 2016, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred share is $0.001 with 2,000,000 shares authorized. At September 30, 2015 and December 31, 2014, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The Company may only affect a conversion through a deemed liquidation or initial public offering. The par value per preferred share is $0.001 with 1,000,000 shares authorized. The stated annual dividend rate on the Class B preferred shares is 7%, commencing after December 31, 2014. Dividends were paid during the three month and nine months ended September 30, 2015 of $21,560 and $56,057, respectively. At September 30, 2015, and December 31, 2014, the Company had 102,669 Class B preferred shares issued and outstanding.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended September 30, 2015 and 2014 were 13,238,901 and 9,120,239 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2015 and 2014 were 13,227,274 and 9,807,554, respectively.

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

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of September 30, 2015 and December 31, 2014 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2015:
Fixed maturities:
U.S. government obligations	$3,715,486	$14,412	$27,767	$3,702,131
States and political subdivisions -- general obligations	392,324	8	4,424	387,908
States and political subdivisions -- special revenue	146,265	1,968	1,282	146,951
Corporate	17,097,507	1,865	737,819	16,361,553
Total fixed maturities	$21,351,582	$18,253	$771,292	$20,598,543
December 31, 2014:
Fixed maturities:
U.S. government obligations	$3,670,531	$124,573	$22,350	$3,772,754
States and political subdivisions -- general obligations	1,054,400	4,971	30,363	1,029,008
States and political subdivisions -- special revenue	1,254,184	2,699	35,033	1,221,850
Corporate	13,310,436	2,071	381,929	12,930,578
Total fixed maturities	19,289,551	134,314	469,675	18,954,190
Equity securities:
Preferred corporate stock	75,000	-	-	75,000
Total equity securities	75,000	-	-	75,000
Total	$19,364,551	$134,314	$469,675	$19,029,190

The Company has four securities that individually exceed 10% of the total of the state and political subdivisions categories as of September 30, 2015. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
September 30, 2015:
Fixed maturities:
States and political subdivisions -- general obligations
Maricopa County Arizona School District No. 31	$337,047	$332,623	AA
Dolton Illinois	55,277	55,285	AA
States and political subdivisions -- special revenue
Pennington Cnty SD CTFS Tax	65,824	65,152	AA-
South Dakota ST Health & RV	54,858	56,826	AA-
Total	$513,006	$509,886

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table summarizes, for all securities in an unrealized loss position at September 30, 2015 and December 31, 2014, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2015			December 31, 2014
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$2,567,694	$24,291	12	$107,273	$3,963	1
States and political subdivisions --
special revenue	65,152	671	1	-	-	-
Corporate	12,173,131	586,003	97	8,253,570	261,055	47
Greater than 12 months:
U.S. government obligations	309,696	3,476	3	1,096,399	18,387	8
States and political subdivisions --
general obligations	332,623	4,424	1	709,176	30,363	4
States and political subdivisions --
special revenue	24,973	611	1	1,052,184	35,033	9
Corporate	3,760,570	151,816	28	3,874,046	120,874	31
Total securities	$19,233,839	$771,292	143	$15,092,648	$469,675	100

Based on our review of the securities in an unrealized loss position at September 30, 2015 and December 31, 2014, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2015, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at September 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$7,968	$8,345
Due after one year through five years	1,567,129	1,565,280
Due after five years through ten years	12,275,911	11,863,952
Due after ten years	7,500,574	7,160,966
	$21,351,582	$20,598,543

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2015 and December 31, 2014, these required deposits had a total amortized cost of $6,270,765 and $3,824,485 and fair values of $6,176,090 and $3,918,911, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

The components of net investment income for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed maturities	$167,947	$114,332	$488,562	$275,517
Equity securities	-	-	186	-
Cash and short-term investments	1	603	3	2,306
Gain (loss) from equity method investments	(79,000)	(88,595)	(95,650)	(315,000)
Other	2,415	30,644	32,831	65,372
	91,363	56,984	425,932	28,195
Less investment expenses	(12,677)	(11,584)	(51,501)	(39,887)
	$78,686	$45,400	$374,431	$(11,692)

Proceeds for the three months ended September 30, 2015 and 2014 from sales of investments classified as available-for-sale were $3,108,704 and $1,886,156, respectively. Gross gains of $28,366 and $19,167 and gross losses of $44,454 and $5,238 were realized on those sales during the three months ended September 30, 2015 and 2014, respectively. Proceeds for the nine months ended September 30, 2015 and 2014 from sales of investments classified as available-for-sale were $10,274,724 and $7,447,297, respectively. Gross gains of $146,767 and $40,807 and gross losses of $159,150 and $32,539 were realized on those sales during the nine months ended September 30, 2015 and 2014, respectively. The gross losses were due to sales of securities necessitated to comply with laws of insurance regulations relating to concentration of securities.

As of September 30, 2015, the Company had no mortgage loans. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the periods ended September 30, 2015 and December 31, 2014.

	Nine months ended	Year ended
	September 30, 2015	December 31, 2014
Balance at beginning of period	$349,386	$665,569
Proceeds from payments on mortgage loans on real estate, held for investment	-	(3,931)
Proceeds from settlement on mortgage loans on real estate, held for investment	(349,386)	(312,252)
Balance at end of period	$-	$349,386

Note 3. Fair Values of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability and they are developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability and they are developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

A review of fair value hierarchy classifications is conducted by us on a quarterly basis. Changes in the valuation inputs, or their ability to be observed, may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the period in which the reclassifications occur.

A description of the valuation methodologies used for assets measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended September 30, 2015, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Cost method investments: The cost method investments are comprised of equity holdings of New Mexico Capital Corp and Northstar Financial Corporation. These securities have no active trading and the fair value for these securities is not readily determinable. Therefore, these investments have been omitted from the fair value disclosure tables.

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest should be paid annually, and if not paid shall be cumulative. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $221,218 and $196,927 in carrying value of the surplus notes as of September 30, 2015 and December 31, 2014, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
September 30, 2015
Fixed maturities:
U.S. government obligations	$-	$3,702,131	$-	$3,702,131
States and political subdivisions — general obligations	-	387,908	-	387,908
States and political subdivisions — special revenue	-	146,951	-	146,951
Corporate	-	16,361,553	-	16,361,553
Total fixed maturities	$-	$20,598,543	$-	$20,598,543
December 31, 2014
Fixed maturities:
U.S. government obligations	$-	$3,772,754	$-	$3,772,754
States and political subdivisions — general obligations	-	1,029,008	-	1,029,008
States and political subdivisions — special revenue	-	1,221,850	-	1,221,850
Corporate	-	12,930,578	-	12,930,578
Total fixed maturities	-	18,954,190	-	18,954,190
Equity securities:
Preferred corporate stock	-	75,000	-	75,000
Total equity securities	-	75,000	-	75,000
Total	$-	$19,029,190	$-	$19,029,190

There were no transfers of financial instruments between any levels during the nine months ended September 30, 2015 or during the year ended December 31, 2014.

Accounting standards require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis are discussed above. As of September 30, 2015 and December 31, 2014, there were no financial assets or financial liabilities measured at fair value on a non-recurring basis. Equity securities carried at cost are privately purchased common stocks for recently formed holding companies organized for the purpose of forming life insurance subsidiaries. These common stocks are recorded using the cost basis of accounting. These securities have no active trading and the fair value for these securities is not readily determinable. The Company does not control these entities economically, and therefore does not consolidate these entities.

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$418,422	$-	$-	$418,422	$418,422
Cash	1,209,132	1,209,132	-	-	1,209,132
Liabilities:
Policyholder deposits
(Deposit-type contracts)	17,765,124	-	-	17,765,124	17,765,124
Surplus notes and accrued interest payable	771,218	-	-	765,340	765,340

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

	December 31, 2014
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate held for
investment	$349,386	$-	$-	$349,386	$349,386
Policy loans	374,186	-	-	374,186	374,186
Cash	2,310,047	2,310,047	-	-	2,310,047
Liabilities:
Policyholder deposits
(Deposit-type contracts)	16,461,061	-	-	16,461,061	16,461,061
Surplus notes and accrued interest payable	746,927	-	-	739,042	739,042

Note 4. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Deferred tax assets:
Loss carryforwards	$7,946,696	$7,598,830
Capitalized costs	686,512	802,000
Unrealized losses on investments	256,033	121,110
Benefit reserves	1,327,875	1,239,298
Total deferred tax assets	10,217,116	9,761,238
Less valuation allowance	(8,508,966)	(8,112,743)
Total deferred tax assets, net of valuation allowance	1,708,150	1,648,495
Deferred tax liabilities:
Policy acquisition costs	674,684	908,021
Due premiums	229,775	220,823
Value of business acquired	543,591	249,351
Intangible assets	238,000	238,000
Property and equipment	22,100	32,300
Total deferred tax liabilities	1,708,150	1,648,495
Net deferred tax assets	$-	$-

At September 30, 2015 and December 31, 2014, the Company recorded a valuation allowance of $8,508,966 and $8,112,743, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of September 30, 2015, have expiration dates that range from 2024 through 2035, as mentioned above.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

There was no income tax expense for the three or nine months ended September 30, 2015 and 2014. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Computed expected income tax benefit	$(159,751)	$(144,621)	$(704,841)	$(923,615)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	-	9,939	24,084	23,865
Dividends received deduction	7,550	-	(44)	-
Noncontrolling interests	-	7,401	-	10,597
True-up of benefit reserves and 2014 NOL	160,280	(126,363)	419,501	(87,864)
	167,830	(109,023)	443,541	(53,402)
Tax benefit before valuation allowance	8,079	(253,644)	(261,300)	(977,017)
Change in valuation allowance	(8,079)	253,644	261,300	977,017
Net income tax expense	$-	$-	$-	$-

Note 5. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 is as follows:

	September 30, 2015	December 31, 2014
Balance sheets:
Benefit and claim reserves assumed	$2,763,249	$2,678,376
Benefit and claim reserves ceded	27,664,804	29,012,678

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Statements of comprehensive income:
Premiums assumed	$6,162	$6,504	$19,830	$21,777
Premiums ceded	69,005	76,886	226,375	272,370
Benefits assumed	3,206	1,198	55,165	55,592
Benefits ceded	217,543	373,581	750,036	808,667
Commissions assumed	2	33	12	49
Commissions ceded	875	1,510	2,729	5,037

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurers along with their respective A.M. Best credit ratings as of September 30, 2015:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Security National Life	NR	$-	$71,960	$15,609,686	$53,006	$15,628,640
Optimum Re Insurance Company	A-	-	16,624	132,288	-	148,912
Sagicor Life Insurance Company	A-	-	318,169	11,800,641	231,558	11,887,252
		$-	$406,753	$27,542,615	$284,564	$27,664,804

Capital Reserve has a 100% coinsurance agreement with Security National Life Insurance Corporation (“SNL”) whereby 100% of the business written by Capital Reserve is ceded to SNL. At September 30, 2015 and December 31, 2014, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Capital Reserve to SNL were $15,628,640 and $16,375,768, respectively. Capital Reserve remains contingently liable on this ceded reinsurance should SNL be unable to meet its obligations.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance was ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At September 30, 2015 and December 31, 2014, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded for the Old Reliance block of business to Sagicor were $11,887,252 and $12,143,472, respectively. American Life remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. At September 30, 2015, the Company had over 98% of its reinsurance recoverable amounts concentrated with two reinsurers, Sagicor and SNL. SNL, who is not rated by A.M. Best, accounted for $15.6 million of reinsurance recoverable.

The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At September 30, 2015 and December 31, 2014, no contingency reserve was established.

Note 6. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for nine months ended September 30, 2015 and year ended December 31, 2014:

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
Beginning balance	$16,461,061	$14,739,655
Change in deposit-type contracts assumed from SNL	(1,200)	(114,109)
Change in deposit-type contracts fully ceded by Capital Reserve	(349,411)	(578,716)
Deposits received	1,725,623	2,409,659
Investment earnings	413,335	403,556
Withdrawals	(477,400)	(398,984)
Contract Charges	(6,884)	-
Ending balance	$17,765,124	$16,461,061

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

Regulatory Matters: State and federal regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries. Agencies from the state of South Dakota completed a routine regulatory examination for the period 2010 through 2013 for Great Plains Life as required by state statutes during the second quarter of 2015. Previously, Arizona, Wyoming and Missouri regulators completed regulatory examinations of American Life, First Wyoming Life and Capital Reserve Life. American Life has submitted an application to redomesticate its State of Domicile from Arizona to Nebraska.

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 and expired on May 1, 2015. Great Plains entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expired on April 30, 2014. Great Plains also entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. Rent expense for the three months ended September 30, 2015 and 2014 was $52,125 and $53,147 respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $163,877 and $164,103, respectively. Future minimum payments are as follows:

2015	$39,244
2016	137,088
2017	133,603
2018	136,557
2019	141,412
Later years	629,811
Total	$1,217,715

Note 8. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve and Great Plains Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri and South Dakota Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis than GAAP. The following table summarizes the statutory net loss and statutory capital and surplus of American Life, Capital Reserve, and Great Plains Life for the nine months ended September 30, 2015 and 2014 and as of September 30, 2015 and December 31, 2014.

	Statutory Net Loss for the Nine months ended September 30,
	2015	2014
American Life	$(835,429)	$(1,075,701)
Capital Reserve	$(43,513)	$(109,226)
Great Plains Life	$(319,807)	$(210,886)

	Statutory Capital and Surplus as of
	September 30, 2015	December 31, 2014
American Life	$2,115,996	$2,429,604
Capital Reserve	$1,498,857	$1,332,771
Great Plains Life	$1,765,533	$2,025,982

Each Life company’s capital and surplus is in compliance with their individual RBC capital requirements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) – Continued

Note 9. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of September 30, 2015:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of September 30, 2015, the Company has accrued $221,218 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the nine months ending September 30, 2015, or during the year ended December 31, 2014.

Note 10. Investment in Pacific Northwest Capital Corporation

During the first quarter of 2014, we purchased additional shares of Pacific Northwest Capital Corporation (Pacific Northwest). The purchase increased our total investment in Pacific Northwest to 850,000 shares or approximately 22.4% ownership of Pacific Northwest.

As a result of the increased ownership of Pacific Northwest, the Company changed its method of carrying the investment from cost to equity as required by GAAP. Under the equity method, the Company records its proportionate share of the earnings of Pacific Northwest. There was no effect of the change in accounting method for the three months ended September 30, 2014. The effect of the change in accounting method for the nine months ended September 30, 2014, was to increase loss before provision for income taxes and net loss by $72,306. The change for the period ended December 31, 2014 decreased the investment in Pacific Northwest to zero.

Note 11. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each customer, generate fee income for the Company. Services provided to each customer vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended September 30, 2015 and 2014 were $44,419 and $67,008, respectively. Fees earned during the nine months ended September 30, 2015 and 2014 amounted to $140,013 and $227,260, respectively.

Note 12. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at September 30, 2015, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were able to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued and are disclosing the following items:

On October 27, 2015, the Company acquired First Wyoming Capital Corporation, a Wyoming corporation (“First Wyoming”) pursuant to an Agreement and Plan of Merger dated July 31, 2015 by and among the Company, First Wyoming and Midwest Acquisition, Inc., a Wyoming corporation and wholly-owned subsidiary of Midwest (“Merger Subsidiary”) (The “Merger Agreement”). Under the Merger Agreement, the Merger Subsidiary merged with and into First Wyoming (the “Merger”), the separate corporate existence of the Merger Subsidiary ceased and First Wyoming became the surviving corporation of the Merger and a wholly-owned subsidiary of Midwest.

Pursuant to the Merger Agreement, the Company agreed to exchange 1.37 shares of its voting common stock for each share of First Wyoming common stock, or approximately 4,783,000 shares. In addition, as of October 27, 2015, all filings necessary to consummate the Merger Agreement under applicable state corporate laws were completed and the transactions contemplated by the Merger Agreement were completed. Approval of the Merger was not required by the Company’s shareholders.

The initial purchase accounting for the acquisition has not been completed as of the date of this filing, therefore the fair value of assets and liabilities transferred as a result of the acquisition have not been determined. However, the carrying values of the major classes of assets and liabilities for First Wyoming as of September 30, 2015 are as follows:

ASSETS	September 30, 2015
Investments	$3,945,735
Cash	595,772
Deferred acquisition costs	440,325
Intangibles	325,000
Other assets	117,725
Total assets	$5,424,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Policy liabilities:	$1,401,019
Other liabilities	103,102
Total liabilities	1,504,121

Shareholders’ Equity	3,920,436

Total liabilities and shareholders’ equity	$5,424,557

Had the acquisition been completed as of January 1, 2014, the Company’s consolidated revenues, on a pro forma basis, would have been approximately $1,000,000 and $1,098,000 for the three months ended September 30, 2015 and 2014, respectively, and $2,990,000 and $3,294,000 for the nine months ended September 30, 2015 and 2014, respectively. The Company’s consolidated net loss, on a pro forma basis, would have been approximately $930,000 and $1,037,000, for the three months ended September 30, 2015 and 2014, respectively, and $2,792,000 and $3,111,000 for the nine months ended September 30, 2015 and 2014, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2015, compared with December 31, 2014, and the results of operations for the three months ended September 30, 2015 and 2014, and for the nine months ended September 30, 2015 and 2014 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Midwest Holding Inc., a Nebraska corporation, (we, us, our, Midwest, the Company or the Registrant) was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned life insurance subsidiary, American Life & Security Corp. (American Life). Capital Reserve Life Insurance Company (Capital Reserve) is a dormant, wholly owned subsidiary of American Life. On August 5, 2014, we acquired Great Plains Financial Corporation (Great Plains). Its wholly owned subsidiary, Great Plains Life Assurance Company (Great Plains Life) became a subsidiary of ours and then became a wholly owned subsidiary of American Life as a result of a capital contribution of it to American Life by us.

From our inception, we have raised approximately $18.0 million through sales of shares of voting common stock and convertible non-voting preferred stock in several private placements exempt from registration under Section 4(2) of the Securities Act of 1933 and an intrastate offering in the State of Nebraska.

On October 27, 2015, the Company acquired First Wyoming Capital Corporation, a Wyoming corporation (“First Wyoming”) pursuant to an Agreement and Plan of Merger dated July 31, 2015 by and among the Company, First Wyoming and Midwest Acquisition, Inc., a Wyoming Corporation and wholly-owned subsidiary of Midwest (“Merger Subsidiary”) (the “Merger Agreement”). Under the Merger Agreement, the Merger Subsidiary merged with and into First Wyoming (the “Merger”), the separate corporate existence of the Merger Subsidiary ceased and First Wyoming became the surviving corporation of the Merger and a wholly-owned subsidiary of Midwest.

Pursuant to the Merger Agreement the Company agreed to exchange 1.37 shares of its voting common stock for each share of First Wyoming common stock, or approximately 4,783,000 shares. In addition, as of October 27, 2015, all filings necessary to consummate the Merger Agreement under applicable state corporate laws were completed and the transactions contemplated by the Merger Agreement were completed. Approval of the Merger was not required by the Company’s shareholders.

The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $23.2 million through September 30, 2015. These losses have resulted primarily from costs incurred while establishing operations for American Life. We expect to continue to incur significant operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

We commenced our third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each customer, generate fee income for us. Services provided to each customer vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. We expect revenue will decrease from these services as our customers are companies in which we own equity and have purchased.

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

Consolidated Results of Operations – Three Months Ended September 30, 2015

Insurance revenues are primarily generated from premium revenues and investment income. Revenues for the three months ended September 30, 2015 and 2014 are summarized in the table below.

	Three months ended September 30,
	2015	2014
Premiums	$819,017	$942,162
Investment income, net of expenses	78,686	45,400
Net realized gain (loss) on investments	(16,088)	104,741
Miscellaneous income	53,963	87,413
	$935,578	$1,179,716

Premium revenue: Premium revenue decreased due to a decline in the issuance of new business in the third quarter of 2015 compared to the same quarter of 2014. Premium revenue also declined due to the accounting treatment for renewal premiums on our Accumulator Product. We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits rather than revenues. Premiums on our other insurance products are recognized as earned when due. Production of new life premiums slowed during 2014 because actuarial development and regulatory approval of American Life’s new life insurance products took a significant amount of time, as well as changes in field management that delayed product sales. In 2015 management has limited production of new business to preserve surplus of American Life and Security Corporation.

In the third quarter of 2015, we entered into an agreement with a marketing organization in Argentina to submit applications on high-net worth foreign nationals for consideration. The policies for this market are specifically designed for the risks associated with such market and are denominated in U.S. dollars. Premiums on such policies must be denominated in U.S. dollars drawn on U.S. banks. As of September 30, 2015, management was working with both U.S. and foreign reinsurers to line up appropriate reinsurance. Production is expected to begin slowly in the fourth quarter 2015 and increase in 2016.

Investment income, net of expenses: The components of net investment income for the three months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,
	2015	2014
Fixed maturities	$167,947	$114,332
Cash and short-term investments	1	603
Gain (loss) from equity method investments	(79,000)	(88,595)
Other	2,415	30,644
	91,363	56,984
Less investment expenses	(12,677)	(11,584)
	$78,686	$45,400

The increase in investment income was primarily due to an increase in the par value of the bond portfolio. The increase was offset by a decrease in interest income from mortgage loans included in the “Other” line item above.

Net realized gain (loss) on investments: This decrease was primarily due the recognition of a $90,812 gain on the divestment of an equity security as of September 30, 2014, and the change in bond prices during 2015.

Miscellaneous income: Miscellaneous income decreased primarily due to a decrease in our TPA (as mentioned above) fee due to the Company’s termination by Northern Plains in the third quarter of 2014.

Expenses for the three months ended September, 2015 and 2014 are summarized in the table below.

	Three months ended September 30,
	2015	2014
Death and other benefits	$194,398	$184,587
Interest credited	105,657	107,288
Increase in benefit reserves	74,051	419,087
Amortization of deferred acquisition costs	119,282	141,196
Salaries and benefits	438,128	637,761
Other operating expenses	473,919	576,069
	$1,405,435	$2,065,988

Death and other benefits: Death benefits continue to be primarily paid out on the Old Reliance block of business.

Interest credited: No significant changes occurred to the interest credited recognized during the current quarter end compared to prior year.

Increase in benefit reserves: The significant decrease in benefit reserves was primarily due to the decrease in the face amounts of our in-force block of business, an increase in surrenders, and the continued decrease in meaningful production over the last 18 months, as well as the effect of the structure of the initial life insurance policy sold by American Life and Great Plains mentioned above.

Amortization of deferred acquisition costs: The amortization of costs was $119,282 for the three months ended September 30, 2015, compared to $141,196 in the same period of 2014. This declined by $22,000 due to the lower amount of policies written in 2015 as discussed above.

Salaries and benefits: The decrease was primarily due to the efficiencies gained from the acquisition of Great Plains Financial and staff reductions.

Other operating expenses: Other operating expenses decreased due to fees related to a routine regulatory examination occurring in 2014 conducted by the state of Arizona and decreased audit expenses from 2014. The decrease was offset by an increase in the third quarter of 2015 for legal expenses related to the acquisition of First Wyoming Capital Corporation completed on October 27, 2015.

Net Loss: Net loss was ($469,857) for the three months ended September 30, 2015, compared to a net loss of ($886,272) for the same period in 2014. This decrease was primarily due to higher investment income, a decrease in reserves, lower salary expenses, and a reduction in other operating expenses offset by increased realized losses on investments and a decrease in premiums.

Loss attributable to noncontrolling interests: We owned approximately 60% of the capital stock of Security Capital, and approximately 25.7% of Great Plains Financial (Great Plains) through August 5, 2014 at which time we acquired the remaining outstanding common shares of each company not held by us. See the 2014 Form 10-K, Part 1, Item 1. – Business, for further information regarding the acquisition of Great Plains and Security Capital. Great Plains and Security Capital were included in the 2014 consolidated financials and we were allowed to subtract from our earnings the portion of the gain/loss that we did not own, 40% for Security Capital and 74.3% for Great Plains. As a result of the acquisition for the three months ended September 30, 2015, we did not have a gain/loss attributable to noncontrolling interests compared to the same period in 2014.

Consolidated Results of Operations – Nine Months Ended September 30, 2015

Insurance revenues are primarily generated from premium revenues and investment income. Revenues for the nine months ended September 30, 2015 and 2014 are summarized in the table below.

	Nine months ended September 30,
	2015	2014
Premiums	$2,691,122	$2,915,450
Investment income, net of expenses	374,431	(11,692)
Net realized gain (loss) on investments	(12,383)	99,080
Miscellaneous income	153,207	249,455
	$3,206,377	$3,252,293

Premium revenue: Premium revenue for the nine months ended September 30, 2015 declined due primarily to the accounting treatment for renewal premiums on our Accumulator Product. We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits rather than revenues. Premiums on our other insurance products are recognized as earned when due. Production of new life premium slowed during 2014 because actuarial development and regulatory approval of American Life’s new life insurance products took a significant amount of time, as well as changes in field management that delayed product sales. In 2015, management has limited production of new business to preserve surplus of American Life and Security Corporation.

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2015 and 2014 are as follows:

	2015	2014
Fixed maturities	$488,562	$275,517
Equity securities	186	-
Cash and short-term investments	3	2,306
Gain (loss) from equity method investments	(95,650)	(315,000)
Other	32,831	65,372
	425,932	28,195
Less investment expenses	(51,501)	(39,887)
	$374,431	$(11,692)

The increase in investment income for the nine months ended September 30, 2015, our same period in 2014 was primarily due to the increase in our bond portfolio, the losses from equity method investments decreased due to restating prior year treatment for the investment in Pacific Northwest Corporation from cost to equity method of accounting which brought our investment to zero at September 30, 2014, and the divestment of our interests in Hot Dot, Inc. (“Hot Dot”). Interest income from real estate investments, policy loan interest, and miscellaneous investment income is included in the “Other” line item above. The decrease in “Other” was primarily due to the decrease in interest income from real estate investments.

Net realized gain (loss) on investments: This decrease was primarily due the recognition of a $90,812 gain on the divestment of Northern Plains as of September 30, 2014, and the change in bond prices during 2015.

Miscellaneous income: Miscellaneous income decreased primarily due to our TPA (as discussed above) fee income earned in 2015 which declined due to our divestment of our interests in Northern Plains in the third quarter of 2014.

Expenses for the nine months ended September, 2015 and 2014 are summarized in the table below.

	Nine months ended September 30,
	2015	2014
Death and other benefits	$655,697	$861,950
Interest credited	361,255	299,797
Increase in benefit reserves	572,602	795,600
Amortization of deferred acquisition costs	373,132	467,290
Salaries and benefits	1,429,963	1,782,497
Other operating expenses	1,886,790	2,294,897
	$5,279,439	$6,502,031

Death and other benefits: Death benefits decreased primarily due to a lawsuit settlement in 2014 of $205,000 for American Life. Death benefits continue to be paid out on the Old Reliance block of business.

Interest credited: Interest credited increased as a result of the increase in the Deposit-Type liability owed to the policyholders.

Increase in benefit reserves: The decrease in benefit reserves reflects the maturity of our in-force block of business, an increase in surrenders as well as the effect of the structure of the initial life insurance policy sold by American Life and Great Plains Life.

Amortization of deferred acquisition costs: This decline is a result of lower policies written in 2014 and 2015 as discussed above.

Salaries and benefits: The decrease primarily relates to marketing-related salaries transitioned to commission in January 2015 and the efficiencies gained from the acquisition of Great Plains Financial into Midwest and staff reductions.

Other operating expenses: Other operating expenses decreased due to non-recurring higher professional fees associated with the acquisition of Great Plains Financial and Security Capital in 2014, as well as fees related to routine regulatory examinations occurring in 2014 conducted by agencies from the states of Arizona, Missouri, and Wyoming as required by state statutes.

Net Loss: Net loss was ($2,073,062) for the nine months ended September 30, 2015, compared to a net loss of ($3,249,738) for the same period in 2014. The decrease in net loss was primarily due to higher investment income, a decrease in reserves, lower salary expense, and a reduction in other operating expenses, offset by a decline in premium revenue.

Loss attributable to noncontrolling interests: We owned approximately 60% of the capital stock of Security Capital, and approximately 25.7% of Great Plains Financial (Great Plains) through August 5, 2014 at which time we acquired the remaining outstanding common shares of each company not held by us. See the 2014 Form 10-K, Part 1, Item 1. – Business, for further information regarding the acquisitions of Great Plains and Security Capital. Great Plains and Security Capital were included in the 2014 consolidated financials and we subtracted from our earnings the portion of the gain/loss that we did not own, or 40% for Security Capital and 74.3% for Great Plains. As a result of the acquisition for the nine months ended September 30, 2015, we did not have a gain/loss attributable to noncontrolling interests compared to the same period in 2014.

Investments

Our overall investment philosophy is reflected in the allocation of its investments. We emphasize investment grade debt securities, with smaller holdings in equity securities, real estate, held for investment, mortgage loans on real estate, held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$3,702,131	15.6%	$3,772,754	15.9%
States and political subdivisions - general
obligation	387,908	1.6	1,029,008	4.3
States and political subdivisions - special revenue	146,951	0.6	1,221,850	5.2
Corporate	16,361,553	68.9	12,930,578	54.5
Total fixed maturity securities	20,598,543	86.7	18,954,190	79.9
Equity securities:
Preferred corporate stock	-	-	75,000	0.3
Total equity securities	-	-	75,000	0.3
Cash and cash equivalents	1,209,132	5.1	2,310,047	9.8
Equity method investments	875,858	3.7	978,744	4.1
Equity securities, at cost	115,250	0.5	124,250	0.5
Other investments:
Mortgage loans on real estate, held for investment	-	-	349,386	1.5
Real estate, held for investment	532,779	2.2	541,809	2.3
Policy loans	418,422	1.8	374,186	1.6
Total	$23,749,984	100%	$23,707,612	100%

Increases in fixed maturity securities primarily resulted from additional purchases made by us during the first half of 2015.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,917,256	19.0%	$3,986,921	21.0%
AA	1,055,958	5.1	1,744,794	9.2
A	7,597,040	36.9	7,622,767	40.2
BBB	8,028,289	39.0	5,493,873	29.0
Total investment grade	20,598,543	100.0	18,848,355	99.4
BB and other	-	-	105,835	0.6
Total	$20,598,543	100.0%	$18,954,190	100.0%
Credit Rating Source: Fidelity Brokerage Services LLC

Reflecting the quality of securities maintained by us, 100.0% of all fixed maturity securities were investment grade as of September 30, 2015 and December 31, 2014, respectively. Due to the low interest rate environment, we have invested in bonds with “A” or “BBB” ratings in order to achieve higher rates of return.

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

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of voting common stock and non-voting preferred stock. Its operations have not been profitable and have generated significant operating losses.

Premium income, deposits to policyholder account balances, and investment income are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the long term goal that the income from investments, plus proceeds from maturities, will meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that we believe could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds.

Net cash used by operating activities was $766,414 for the nine months ended September 30, 2015. The primary sources of cash from operating activities were from collection amounts due from reinsurers and amortization of deferred acquisition. The primary uses of cash from operating activities were from payments of commissions to agents and other assets and liabilities. Net cash used in investing activities was $1,813,389. The primary source of cash was from sales of available for sale securities and mortgage loans. Offsetting this source of cash was the Company’s investments in available for sale securities and the purchase of property and equipment. Net cash provided by financing activities was $1,478,888. The primary source of cash was receipts on deposit type contracts and issuance of common stock. These were offset by withdrawals on deposit type contracts.

At September 30, 2015, the Company had cash and cash equivalents totaling $1,209,132. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than management currently expects. Growth of our insurance subsidiaries is uncertain and they will require additional capital if they continue to grow.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 14, 2015

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)