Form 10-K
period 2015-12-31
MIDWEST HOLDING INC.
filed 2016-03-30
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2015
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

As of March 1, 2016, there were 18,006,301 shares of voting common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed for its 2016 Annual Meeting of Shareholders, scheduled to be held, are incorporated by reference into Part III of this Form 10-K.

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

General Information

Midwest Holding Inc., a Nebraska corporation, (“Midwest”, the “Company”, “we” or “us”) was formed on October 31, 2003 for the primary purpose of becoming a life insurance holding company. We have conducted life insurance business since 2009 through our primary life insurance subsidiary, American Life & Security Corp. (“American Life”). In addition to American Life, as of March 16, 2016, we owned:

●	First Wyoming Life Insurance Company, a Wyoming domiciled life insurance company – 99.9% owned.
●	Great Plains Life Assurance Company, a South Dakota domiciled life insurance company – wholly owned; and
●	Northstar Financial Corp., a Minnesota corporation – wholly owned.

We also own a dormant life insurance company, Capital Reserve Life Insurance Co., a Missouri domiciled life insurance company, and have less than majority ownership of two small startup entities that may seek to form insurance companies in the event they raise significant additional capital.

The principal executive offices for Midwest and its subsidiaries are at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506, phone number is (402) 489-8266.

Development of Our Business

Since our inception, we have raised approximately $18.0 million through sales of shares of voting common stock and non-voting convertible preferred stock in several private placements and an intrastate offering in Nebraska. Each of these offerings was intended primarily to provide capital for our operations.

We were a development stage company until American Life commenced its insurance operations in 2009. We have incurred significant net losses since inception totaling approximately $23.7 million through December 31, 2015. These losses have resulted primarily from costs incurred in raising capital and establishing and operating American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

In 2009, American Life began conducting life insurance business in Nebraska. Capital and surplus contributed to American Life was approximately $10.6 million as of December 31, 2015, capital and surplus of American Life at that date was approximately $2.5 million. For the years ended December 31, 2015 and 2014, American Life generated approximately $2.4 million and $2.9 million in premium revenue, respectively.

On June 20, 2010, American Life acquired Capital Reserve in exchange for a cash payment of approximately $1.9 million. This transaction added approximately a like amount of assets to American Life. We intend to sell Capital Reserve in 2016 and have a contract with an unaffiliated party to sell this entity to it as discussed further below.

In early 2011, we completed the private sale of 74,159 shares of our Series A Preferred Stock to certain investors in Latin America. Proceeds after expenses, were approximately $415,750. These proceeds were used to further capitalize our insurance operations, for working capital and for general corporate purposes. The preferred shares are non-voting and may be converted by the holders into our voting common shares. The shares were sold at $6.00 per share and may be converted at the option of the holder for 1.3 shares of voting common stock for each share of Series A Preferred Stock.

In February 2011, we completed an intrastate offering in Nebraska of 1,554,320 voting common shares with gross proceeds after expenses of approximately $7.7 million. These proceeds were used to fund the acquisition of Old Reliance Insurance Company (“Old Reliance”) as described below, and to further capitalize our insurance operations, for working capital and for general corporate purposes.

In 2011, we acquired all of the issued and outstanding capital stock of Old Reliance, an Arizona-domiciled life insurance company. American Life merged into Old Reliance following the purchase, with the surviving company changing its name to American Life & Security Corp. and domiciled in Arizona. In the transaction, the sole shareholder of Old Reliance received: (i) approximately $1.6 million in cash, (ii) $500,000 in the form of a surplus debenture issued by American Life, and (iii) 150,000 shares of our voting common stock.

In August 2011, we acquired a controlling interest ownership of Hot Dot, Inc. (“Hot Dot”), a startup company formed to develop, manufacture, and market the Hot Dot Alert Patch a body heat sensor. The operating results of Hot Dot were consolidated with ours, due to our control of Hot Dot’s board of directors. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of its common stock from us for $750,000. As a result, we ceased to have a controlling financial interest in Hot Dot and we deconsolidated it in our financial statements on that date. In October 2014, Hot Dot repurchased our 1,500,000 remaining Hot Dot shares for $775,000.

We commenced third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each client, generate fee income for us. Services provided vary based on the respective needs of the client and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources.

In October of 2013, we completed a private placement offering under Regulation D of the Securities Act of 1933 of Units, with each Unit consisting of 50 shares of voting common stock and one detachable warrant to purchase ten shares of common stock at an exercise price of $6.50 per share exercisable through December 31, 2016, for gross proceeds of $353,700. A total of 58,950 shares of voting common stock and 1,179 warrants were sold in the offering.

On July 21, 2014, we consummated an exchange agreement with Great Plains and Security Capital in order to acquire the outstanding shares of each company held by their shareholders (other than those shares already held by us). The Great Plains shareholders received approximately 1.298 shares of our voting common stock for each share of Great Plains common stock held by the Great Plains shareholders and the Security Capital shareholders received approximately 0.162 shares of our voting common stock for each share of Security Capital common stock held by them. On August 5, 2014, Great Plains and Security Capital were merged into us. We issued a total of 4,767,400 voting common shares pursuant to these transactions.

In September, 2014, we completed a private offering of a newly-created class of preferred shares, Series B preferred stock, at $6.00 per share. The Series B shares are non-cumulative, non-voting and convertible into our voting common shares after May 1, 2017 at a rate of 2.0 voting common shares for each share of Series B preferred stock. A total of 102,669 shares of Series B preferred stock were sold for total gross proceeds of $616,012.

On October 27, 2015, we acquired First Wyoming Capital Corporation, a Wyoming corporation (“First Wyoming”) pursuant to an Agreement and Plan of Merger dated July 31, 2015 by exchanging 1.37 shares of our voting common stock for each share of First Wyoming common stock, or approximately 4,767,000 shares. Subsequent to the closing, First Wyoming merged into us.

In December, 2015, an agreement was reached to sell Capital Reserve to an unaffiliated party for $50,000 plus statutory capital and surplus. We expect the sale to occur in early to mid 2016.

On March 15, 2016, we acquired Northstar Financial Corp., a Minnesota corporation (“Northstar”) pursuant to an agreement dated December 18, 2015. Northstar became a wholly-owned subsidiary of ours. We have exchanged 1.27 shares of our voting common stock for each share of Northstar common stock, or approximately 4,198,250 shares. Northstar’s primary asset at the time of its acquisition by us was cash of approximately $2.2 million.

Life Insurance

General

American Life, as it exists today, is the product of the August 2011 merger of Old Reliance and American Life and the contribution of Great Plains Life to American Life in 2014. Organized in 1960, Old Reliance primarily focused on the sale of final expense or burial products which typically are small face amount policies with limited underwriting. American Life historically did not offer similar products and instead focused on the sale of its American Accumulator product (a multi-benefit life insurance policy) and its Future Cornhusker Plan (a single premium term life product for children), as described below. The final expense and burial products have been offered by Old Reliance through a small network of independent agents in the southwest United States. Sales over the past several years have been nominal as American Life lacked the capital and surplus to support broad sales of the products.

American Life underwrites and markets life insurance products within the State of Nebraska, but is licensed in 14 states. American Life is required to comply with the insurance laws of its state of domicile, Arizona. Great Plains Life underwrites and markets life insurance products within South Dakota and is domiciled solely in that state. First Wyoming Life underwrites and markets life insurance products within Wyoming and is domiciled solely in that state. Over time, we may apply with other state insurance departments in order to obtain certificates of authority to market life insurance products in those states. We are in the process of redomesticating these two life insurance subsidiaries in Nebraska.

Types of Policies

American Life initially offered two insurance products, the “American Accumulator”, which is a multi-benefit life insurance policy that combines cash value life insurance with a tax deferred annuity and the “Future Cornhusker Plan”, which is a single premium term life product offered for children aged three months to 15 years. The Future Cornhusker is available in annual premium amounts of $125 or $250 and carries an initial face amount of $5,000 or $10,000. The American Accumulator is sold in annual premium units of $2,000. The average annual premium is approximately $2,000 with an average face amount of $66,000. Premiums may be higher based upon the age and health of the insured. Great Plains Life sells a product similar to the “American Accumulator” called the “Great Plains Life Accumulator.” First Wyoming Life sells a product similar to the “American Accumulator” called the “First Wyoming Accumulator.”

Three new products were developed in the last quarter of 2014 to be sold by all of Midwest’s insurance subsidiaries except Capital Reserve: (i) the “Accelerator”, which is a non-participating whole life insurance policy with guaranteed level death benefits and premiums; (ii) the “American Protector”, which is a 7-year pay non-participating whole life insurance policy with modified death and premiums; and (iii) the “Accumulator X”, which is a 10-year pay non-participating whole life insurance policy with modified death benefit and premiums. The Accelerator premiums vary according to issue age, gender, and smoking classification with a minimum face amount of $25,000. The American Protector premiums are payable for seven years, during which time the face amount remains level. After the seven years the policy face amount gradually decreases to the ultimate amount which is equal to 50% of the issued policy face amount. Annual premiums per unit are $1,000 with a minimum of ½ a unit and maximum of ten units. The Accumulator X premiums are payable for ten years, during which time the policy face amount remains level. After ten years, the policy face amount gradually decreases to the ultimate amount which is equal to 50% of the issued policy face amount. Annual premiums per unit are $1,000 with a minimum of ½ a unit and maximum of ten units.

Product Pricing

The current products offered for sale have been approved by the appropriate insurance regulatory authorities and incorporate the following features:

●	Provide a competitively priced product to the insurance consumer;
●	Provide sufficient gross margins to us based upon achieving projected levels of volume to allow the insurance subsidiary to achieve operating profits comparable to the life insurance industry as a whole; and

●	Provide sufficient first year and renewal commission structures necessary to attract and retain career-oriented insurance agents.

All products have been developed by using the services of an independent qualified consulting actuary, Miller and Newberg of Kansas City, Missouri. In addition to product development, Miller and Newberg serve as valuation actuary to American Life, Great Plains Life, and First Wyoming Life.

Underwriting Standards

Underwriting guidelines have a direct impact on the operating results of American Life, Great Plains Life, and First Wyoming Life. If the underwriting standards that are established are not adequate, desired operating results will not be realized. Generally, when underwriting standards are less restrictive, more mortality claims will result. Underwriting standards have a direct impact on the pricing structure of a product. The less restrictive the underwriting standards, the higher the product needs to be priced in order to allow for higher incidence of mortality. This higher incidence of mortality is also reflected in greater policy reserves being established.

American Life, Great Plains Life, and First Wyoming Life have established similar underwriting guidelines consistent with their products’ pricing structure. The companies utilize information from applications and, in some cases, telephone interviews with applicants, inspection reports, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with an application, with a different rating, with a rider, with reduced coverage or rejected. In addition to an applicant’s medical history, the companies also consider other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk has been examined and approved by our underwriters. The companies’ consulting actuary and reinsurers assist the insurance subsidiaries in establishing their underwriting standards. The underwriting for American Life, Great Plains Life, and First Wyoming Life is performed by their third party administrator, Midwest.

Marketing

The insurance products of our insurance subsidiaries are marketed using a personal, face-to-face marketing concept. The insurance agents use the shareholder base of ours and their referrals as potential clients for life insurance products. For 2016, we do not anticipate that our insurance subsidiaries will generate a significant amount of new life insurance sales due to the lack of significant capital and surplus of our life insurance subsidiaries and due to the time and expense of us redomesticating First Wyoming Life and Great Plains Life in Nebraska. We expect to focus on new policy sales after our life insurance subsidiaries are redomesticated in Nebraska and when we are able to raise additional capital. Upon our recent acquisition of Northstar, we contributed approximately $1.0 million of capital to American Life, which will allow it to market life insurance throughout 2016 without jeopardizing the financial viability of American Life.

New insurance sales agents are recruited through referrals from shareholders, newspaper advertisements, and solicitation through the use of on-line job sites. Each potential candidate must go through a three interview process. If hired to sell insurance, the candidate must complete a 40-hour training course conducted by a third party as well as pass the applicable state examination. Once licensed, each agent must complete a week long product and sales training class. Following course completion, each agent has a training week where his or her manager will work side by side with the agent by conducting sales meetings.

Operating Results

There are certain factors unique to the life insurance business in which we operate which have an adverse effect on our operating results. One factor is that the cost of putting a new policy in force is usually greater than the first year’s policy premium and, accordingly, in the early years of an unseasoned life insurance company, these initial costs and the required provisions for reserves have an adverse effect on operating results. American Life, First Wyoming Life and Great Plains Life, as is common among an unseasoned life insurance companies, are expected to continue to operate at losses for a number of years because of the substantial costs of writing new life insurance. The aggregate cost of writing new life insurance includes such significant, nonrecurring items such as first year commissions, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established. For our ordinary life products, the costs to cover expenses and the policyholder liability that must be set up at policy issuance exceed the first year premium by approximately 24%. Additionally, there is no excess of costs to cover expenses and the policyholder liability for the Future Cornhusker product. However, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), incremental direct costs that result directly from and are essential to a life insurance company acquisition transaction and would not have been incurred by us had the transaction not occurred, are capitalized and amortized over the life of the premiums produced.

Our operating results are reported in accordance with GAAP for stock life companies; although our life insurance subsidiaries will also prepare financial statements in accordance with accounting practices prescribed or permitted by their respective states of domicile (statutory basis of accounting) for the purpose of reporting to insurance regulatory authorities. The statutory basis of accounting has many significant differences to GAAP. For example, the incremental direct costs for acquiring new business, which are capitalized under GAAP as discussed in the preceding paragraph, are expensed immediately under the statutory basis of accounting. In addition, under GAAP, assumptions used in calculating reserves are less conservative than those used under the statutory basis, thereby further reducing adverse effects on operating results.

Administration

We commenced our TPA services in 2012 by first offering the services to our life insurance subsidiaries and other entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for us. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources.

Investments

The type and amount of investments which can be made by a life insurance company are specifically controlled by applicable state statutes and rules and regulations of the respective state departments of insurance. Our insurance companies have adopted investment policies in compliance with the insurance laws of the State of Arizona, Missouri, Wyoming, and South Dakota, respectively.

As a new company grows, investment income will increase as a percent of total income due to investment of policy reserves; therefore, it is critical that an insurer invests its assets conservatively to ensure that investment income can become a significant component of total revenue. Accordingly, our insurance companies have developed a conservative investment policy in an effort to minimize investment risk. An independent professional investment advisor who specializes in the insurance industry assists us with our investment decisions.

Reinsurance

Our insurance subsidiaries reinsure with other companies (reinsurers) portions of the life insurance risks they underwrite and occasionally will reinsure portions of life insurance risks underwritten by other (ceding) companies. The primary purpose of reinsurance is to allow a company to reduce the amount of its risk on any particular policy by transferring a portion of the risk to the reinsurers. However, our insurance companies remain contingently liable for the risk in the event any reinsurer is not able to meet its obligations under the applicable reinsurance agreements. Further, when life insurance risks are ceded to another insurer, the ceding company must pay a reinsurance premium to the reinsurance company as consideration for the risk being transferred. The payment of this reinsurance premium to the reinsurer represents a reduction of the premium revenue received by our insurance subsidiaries. This reduction in premium income has a direct impact on the profitability of the ceding company.

The average face amount of all of our life insurance policies in force is approximately $35,000, with the American Accumulator averaging $63,000, Future Cornhusker averaging $9,000, the Accelerator averaging $83,000, the American Protector averaging $10,000, the Accumulator X averaging $79,000, and the policies acquired through Old Reliance averaging $9,000. With respect to the American Accumulator and Future Cornhusker policies, the Company retains $40,000 to $55,000 of risk on any one life. With respect to the policies acquired through Old Reliance, the Company retains $25,000 of risk on any one life. As of December 31, 2015, approximately 22% of the gross outstanding life insurance policies in force are reinsured with third parties. Overall it cedes approximately $39.11 of premium per year for each $1,000 of gross life insurance in force. All accidental death benefits are reinsured.

Reserves

Each of our insurance subsidiaries establishes as liabilities actuarially computed reserves to meet the obligations on the policies they write, in accordance with the insurance laws and the regulations of the applicable state insurance regulators, for statutory accounting and GAAP. Reserves, whether calculated under statutory accounting practices prescribed by various state insurance regulators or GAAP, do not represent an exact calculation of exposure, but instead represent our best estimates based on the relevant basis of accounting, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued and are applied against policy in force amounts. The National Association of Insurance Commissioners (“NAIC”) has proposed reserve rules to be used for Statutory Accounting purposes that are based solely on company experience. However, these proposed rules must be adopted by a majority of states before implementation. We have not yet performed analysis to determine the effects of these rules.

Competition

The life insurance industry is fiercely competitive. Many of the life insurance companies authorized to do business in states that we conduct business in are well-established companies with good reputations, offering a broader line of insurance products, having larger selling organizations, and possessing significantly greater financial resources than us and our subsidiaries. Our insurance subsidiaries are not rated by industry analysts and likely will not be rated for the foreseeable future. This has a negative impact on the companies’ ability to compete with rated insurance companies. There is also considerable competition among insurance companies in obtaining qualified sales agents, which might require our insurance subsidiaries to pay higher commissions to attract such agents.

Possible Acquisitions of Other Companies

We may acquire one or more life insurance or insurance-related companies in the future. Our acquisition strategy, should this avenue be pursued, will be to identify one or more established insurance companies which have developed viable marketing networks for their products and which are or could be managed from our Lincoln, Nebraska administrative office. In selecting target insurance companies which constitute suitable acquisition candidates, we will consider factors including, but not limited to, the target company’s financial statements and operating history (including surplus adequacy and underwriting standards); the price and features of insurance products sold and the markets serviced; the competency and loyalty of its agents; certain income tax considerations; and the purchase price.

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

Certain Relationships and Affiliations

The Company and certain of our directors and officers have current or past relationships and affiliations with businesses that operate, once operated, or plan to operate in the life insurance industry and that have conducted public and private stock offerings in connection with their operations. Additional information on these relationships and affiliations, organized by company, is as follows:

Pacific Northwest: Pacific Northwest was incorporated in Idaho in October 2010 with the purpose of organizing a life insurance subsidiary in that state. We own approximately 22.4%, or 850,000 shares, of Pacific Northwest common stock. Mark A. Oliver, the Chief Executive Officer and the Chairman of the Board of Directors of Midwest, is Treasurer and a member of the Board of Directors of Pacific Northwest and owns 100,000 shares of non-voting capital stock of Pacific Northwest. Todd C. Boeve, an officer of Midwest, is Secretary and a member of the Board of Directors of Pacific Northwest and owns 25,000 shares of capital stock of Pacific Northwest. Pacific Northwest is a development stage company with an insignificant amount of assets that has not conducted operations apart from raising capital. It needs to raise significant capital before it may seek to form a life insurance subsidiary.

New Mexico Capital: New Mexico Capital was incorporated in New Mexico in November 2010 with the purpose of organizing a life insurance subsidiary in that state. Midwest owns 500000 shares or approximately 11.7% of New Mexico Capital. Mark A. Oliver, the Chief Executive Officer and Chairman of the Board of Directors of Midwest, is Chief Executive Officer and Chairman of the Board of New Mexico Capital and owns 200,000 shares of its common stock. Todd Boeve, an executive officer of Midwest, is Secretary and a member of the Board of Directors of New Mexico Capital and owns 75,000 shares of its common stock. Other of Midwest’s present and former directors also own capital stock of New Mexico Capital. New Mexico Capital is a development stage company that has not conducted operations apart from raising capital. It needs to raise significant capital before it may seek to form a life insurance subsidiary.

Regulation

Each of our insurance subsidiaries is subject to the regulation and supervision of the insurance regulatory authorities of its state of domicile, and/or other state insurance regulators where it is licensed to do business. Such regulation is primarily for the benefit of policyholders rather than shareholders. These regulators possess broad administrative powers, including the power to grant and revoke licenses to transact business, to approve the form of insurance contracts, to regulate capital requirements, to regulate the character of permitted investments, and to require deposits for the protection of investments. These insurance laws require the filing of a detailed annual report with the department of insurance in each state, as do other states’ laws. The business and financial accounts of our insurance subsidiaries will be subject to examination by insurance regulatory agencies in their respective states of domicile, as well as insurance departments of any other states in which we may do business.

As the holder of a controlling interest in our insurance subsidiaries, we are also subject to regulation as an insurance holding company system under the insurance laws of states of each subsidiary’s domicile. The provisions of these laws generally provide for restrictions on a change in control of the insurance holding company, require the filing of certain reports with the relevant department of insurance, and limit the amount of dividends which may be received by the holding company.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. The Dodd-Frank Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Act will be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete. Although the ultimate outcome of the regulatory rulemaking proceedings cannot be predicted with certainty, we do not believe that the provisions of the Dodd-Frank Act or the regulations promulgated thereunder will have a material impact on our consolidated financial results or financial condition.

Employees and Agents

As of December 31, 2015, we had approximately 30 full-time employees as well as approximately 100 insurance agents who operate as independent contractors.

MARKET FOR MIDWEST’S COMMON STOCK

Market Information

There is no established public trading market for our voting common stock. Our securities are not listed for trading or quoted on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation system.

Dividends

We have not paid cash dividends on our voting common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain any future earnings for reinvestment in our business. Any future determination to pay cash dividends on our voting common stock will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

The stated annual dividend on the Class B preferred shares is 7% which commenced in 2015. The Board of Directors has approved the payment of dividends of $56,057 during the year ended December 31, 2015.

ITEM 1A. RISK FACTORS.

We face many significant risks in the operating of our business and may face significant unforeseen risks as well. An investment in our voting common stock should be considered speculative. Our significant material risks are set forth below.

Ownership of shares of Midwest voting common stock involves substantial risk, and the entire value of those shares may be lost.

Shares of our voting common stock constitute a high-risk investment in a developing business that has incurred substantial losses to-date and expects to continue to incur substantial losses for several years. No assurance or guaranty can be given that any of the potential benefits envisioned by our business plan will prove to be available to our shareholders, nor can any assurance or guaranty be given as to the actual amount of financial return, if any, which may result from ownership of our voting common shares. The entire value of your shares of Midwest voting common stock may be lost.

We expect significant operating losses for a number of years.

We commenced life insurance operations in 2009, and we expect to incur significant losses for a number of years. Our insurance subsidiaries, as is common among young life insurance companies, likely will incur significant losses for a number of years because the costs of administration and the substantial nonrecurring costs of writing new life insurance. The costs of writing new business, which are deferred and amortized in accordance with our deferred acquisition policy, include first year commissions payable to insurance agents, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established for each policy. At December 31, 2015 we had an accumulated deficit of $23.7 million. These losses were attributable primarily to our organization and capital raising efforts and to our expansive entry into the life insurance business.

Our lack of capital prevents us from writing any significant amounts of new life insurance business, which will adversely affect our future prospects for profitability.

At present, we do not have sufficient capital and surplus for our life insurance subsidiaries in order to seek to sell a meaningful amount of new life insurance products. We are seeking to address this lack of capital through (i) our recent acquisition of Northstar, in which we contributed approximately $1.0 million of capital to American Life, our primary insurance subsidiary, (ii) we intended to seek to raise additional equity capital during 2016, and (iii) we intended to redomesticate First Wyoming Life in Nebraska and merge it into American Life, which will significantly increase the capital and surplus of American Life. Because of this lack of capital and our efforts to redomesticate First Wyoming Life and Great Pains Life in the state of Nebraska (which requires a significant amount of management time and attention), we cannot allocate significant resources to marketing and we will also be required to rename our policies so that they may be deemed to be issued through a Nebraska insurance company. Accordingly, our new life insurance product sales were significantly limited in 2015 and will be in 2016 as well. As a result, our agency force has been significantly depleted. In the event we commence any significant marketing efforts, we will need to retain new agents, which is an expensive and time consuming process. We cannot assure that in the event we are able to alleviate our capital constraints, that we will be successful in retaining agents who are successful in selling significant new insurance policies for our life insurance subsidiaries in a cost effective manner for us. A lack of new insurance policy sales will have a negative long-term impact on our profitability.

We intend to raise additional equity capital which will likely dilute the ownership interests of our existing shareholders.

In order to fund the capital and surplus required for our insurance subsidiaries and to seek assets and revenue to support our business plan, we plan to seek to raise additional capital, which we envision will sought to be raised through the issuance of additional shares of our voting common stock or preferred stock which would be convertible into voting common stock. If additional shares are issued, the ownership interests of existing shareholders will be diluted. We cannot assure we will obtain additional equity capital, or if any capital is raised, it will be on terms beneficial to our shareholders or to us.

We have a limited operating history and own a limited amount of assets.

We have a limited operating history and have incurred substantive losses every year since we were organized. We face all of the risks inherent in establishing a new business, including limited capital, uncertain product markets, lack of significant revenues, as well as fierce competition from better capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand and costs of marketing or advertising to build and expand our life insurance business. There can be no assurance that our life insurance operations will be successful or result in any significant revenues to the extent that we achieve profits and, the likelihood of any success must be considered in light of our limited history of operations and significant operating losses incurred to date. These risks and the lack of seasoned operating history make it difficult to predict our future revenues or results of operations. As a result, our financial results may fluctuate and fall below expectations. This could cause the value of our voting common stock to decline.

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

A primary component of our business plan is to pursue strategic acquisitions of insurance related companies that meet our acquisition criteria. However, suitable acquisition candidates may not be available on terms and conditions that are economic to us. In pursuing acquisitions, we compete with other companies, most of which have greater financial and other resources than us. Further, if we succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected because:

●	Some of the acquired businesses may not achieve anticipated revenues, earnings or cash flows;
●	We may assume liabilities that were not disclosed or exceed estimates;
●	We may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner;

●	Acquisitions could disrupt our on-going business, distract our management and divert our financial and human resources;
●	We may experience difficulties operating in markets in which we have no or only limited direct experience; and
●	There is the potential for loss of customers and key employees of any acquired company.

Our insurance marketing efforts may fail to achieve their proposed business plan.

Our life insurance subsidiaries market their insurance products through the services of licensed insurance agents. New agents are recruited through referrals from shareholders, newspaper advertisements, and solicitation through use of online job sites; however we have not recruited any new agents since early 2015 due to our lack of capital in our insurance subsidiaries. Each potential sales agent candidate must complete a lengthy interview process. If hired to sell insurance, the candidate must complete a 40 hour training course conducted by a third party as well as pass a state insurance licensing examination. Once licensed, each candidate must complete a week long product and sales training class. Following course completion, each candidate has a training week where his or her manager will work side by side by conducting sales meetings with him or her.

Our insurance products are marketed using a face-to-face, referral based marketing concept. Historically our insurance agents have used our shareholder base and their referrals as potential clients for our life insurance products. We cannot predict how marketing efforts will succeed when our agents conduct general solicitation to the public regarding insurance products.

It should be expected that many of our agents will have little or no prior insurance selling experience and, accordingly, this lack of experience may have a negative impact on the amount of premium volume we write. The extent of this negative impact on the premium volume written will depend primarily on our ability to timely and adequately train agents to sell insurance products and the effectiveness of the face-to-face marketing concept used by us.

Our insurance subsidiaries may fail as a result of being inadequately capitalized.

Our insurance subsidiaries must have adequate capital and surplus capital, calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements in the states in which they are domiciled. American Life was granted a certificate of authority by the Nebraska Department of Insurance based on initial capital and surplus (based upon statutory accounting principles) of approximately $3.5 million, which was increased to approximately $5.5 million (based upon statutory accounting principles) on September 1, 2009. Subsequent to year-end, we made a $1.0 million capital contribution to American Life, as a result, American Life had approximately $2.5 million (based upon statutory accounting principles) at December 31, 2015 and $2.4 million (based upon statutory accounting principles) in capital and surplus at December 31, 2014. Great Plains Life had capital and surplus of $1.7 million (based upon statutory accounting principles) and $2.0 million (based upon statutory accounting principles) as of December 31, 2015 and 2014, respectively. First Wyoming Life had capital and surplus of $2.7 million (based upon statutory accounting principles) and $3.3 million (based upon statutory accounting principles) as of December 31, 2015 and 2014, respectively. The department of insurance of an insurance company’s state of domicile may require additional amounts of capital and surplus to support its business going forward. The amount of capital and surplus ultimately required will be based on certain “risk-based capital” standards established by statute and regulation and administered by the Arizona, South Dakota, and Wyoming Departments of Insurance and other regulators. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by reviewing certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If any of American Life, Great Plains Life or First Wyoming Life fails to maintain required capital levels in accordance with the “risk-based capital” system, such company’s ability to conduct business would be compromised and the ability of us to seek to expand our insurance business would be reduced absent a prompt infusion of capital to the insurance subsidiary.

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

On July 21, 2010, President Obama signed into law financial regulatory reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Act will be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete.

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

Our insurance subsidiaries compete with up to 2,000 other life insurance companies in the United States, and American Life also competes with some of these companies internationally, which are facing increased competitive pressures due to industry consolidation, where larger, more efficient organizations are emerging from consolidation. Additionally, legislation became effective in 2000 permitting commercial banks, insurance companies and investment banks to combine. This law permits, for instance, a commercial bank to acquire or form an insurance company.

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

We are highly dependent upon our Chief Executive Officer, and the loss this officer could materially and adversely affect our business.

Our ability to operate successfully is dependent primarily upon the efforts of Mark A. Oliver, its Chief Executive Officer and Chief Executive Officer of American Life. The loss of the services of Mr. Oliver could have a material adverse effect on our ability to execute our business plan.

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

We are subject to credit risk in our investment portfolio. Defaults by third parties in the payment or performance of their obligations under these securities could reduce our investment income and realized investment gains or result in the recognition of investment losses. The value of our investments may be materially adversely affected by increases in interest rates, downgrades in the bonds included in our portfolio, financial market performance, general economic conditions, and by other factors that may result in the recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio and may adversely affect Midwest’s results of operations.

Our goodwill may become impaired, which may adversely impact our results of operations and financial condition.

The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely impairment has occurred. In testing for impairment, the fair value of net assets is estimated based on analyses of our market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a noncash adjustment to income. An impairment of goodwill could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2015, we had goodwill of $1,129,824, or 17% of our total stockholders' equity.

Reinsurers with which we do business may not honor their obligations, leaving us liable for the reinsured coverage, and our reinsurers could increase their premium rates.

Our life insurance subsidiaries cede a substantial amount of their insurance to other insurance companies. However, the relevant life insurance subsidiary remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by it. The cost of reinsurance is, in some cases, reflected in its premium rates. Under certain reinsurance agreements, the reinsurer may increase the rate it charges our relevant life insurance subsidiary for the reinsurance. However, if the cost of reinsurance were to increase with respect to policies for which our relevant life insurance subsidiary has guaranteed the rates, the relevant life insurance subsidiary could be adversely affected, which would in turn adversely affect us.

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

We have never paid a cash dividend on our voting common stock and we do not anticipate paying dividends for the foreseeable future. We intend to retain available funds to be used in the expansion of operations. Future dividend policy will depend on earnings, capital requirements, financial condition and other relevant factors. Moreover, we are a holding company without independent operations and generate no cash flow from its operations.

Because we do not intend to pay cash dividends for the foreseeable future, shareholders will benefit from an investment in Midwest voting common stock only if the stock appreciates in value.

Because we do not expect to pay any cash dividends on our voting common stock for the foreseeable future, the success of any investment in its voting common stock will depend upon any future appreciation in its value. We cannot assure that our voting common stock will appreciate in value or even achieve or maintain a value equal to the price at which shares were purchased.

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

In addition, as the owner of a life insurance subsidiary, we are regulated by various state insurance regulated agencies under the Holding Company Systems Act. Certain "extraordinary" intercorporate transfers of assets and dividend payments from our life insurance subsidiaries require prior approval by the applicable state insurance regulator. We also file detailed annual reports with the Arizona Department of Insurance and all of the states in which we are licensed. The business and accounts of our life insurance subsidiaries are subject to examination by the Arizona Department of Insurance, as well as inquiries and follow up, including investigations, of the various insurance regulatory authorities of the states in which our insurance subsidiaries are licensed.

There are a substantial number of shares of Midwest common stock eligible for future sale in the public market. The sale of a large number of these shares could cause the market price of our common stock to fall.

There were 18,006,301 shares of our voting common stock outstanding as of March 1, 2016. As of that date, nearly all outstanding shares may be sold without restriction. Sale of a substantial number of these shares would likely have a significant negative effect on the market price of our voting common stock, particularly if the sales are made over a short period of time. If our shareholders sell a large number of shares of our voting common stock, the market price of shares of our voting common stock could decline significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As a “smaller reporting company,” we are not required to provide disclosure pursuant to this item.

ITEM 2. PROPERTIES.

We currently lease approximately 13,007 square feet office space at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506. This lease was executed October 17, 2013 and expires on January 31, 2024. We executed an amendment to the above lease for the additional 2,876 square feet of office space in Suite 450 on October 23, 2015, which expires on May 31, 2017. Great Plains entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. First Wyoming Life entered into a lease August 28, 2013 for office space located in Cheyenne, Wyoming for approximately 1,421 square feet which expires on August 31, 2016.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

There is no established public trading market for our voting common stock. Our securities are not listed for trading or quoted on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation system

As of December 31, 2015, we had issued and outstanding 18,006,301 shares of our voting common stock, 74,159 shares of Class A preferred non-voting stock, and 102,669 shares of Class B preferred non-voting stock. No other equity securities of the Company are outstanding.

Holders of Record

As of March 15, 2016, there were approximately 11,493 holders of record of our voting common stock.

Dividends

We have not paid cash dividends on our voting common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain any future earnings for reinvestment in our business.

The stated annual dividend rate on the Class B preferred shares is 7% which, commenced in 2015. Dividends of $56,057 were paid during 2015.

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

Overview

Midwest Holding Inc., a Nebraska corporation, (“we”, “us”, “our”, “Midwest”, the “Company” or the “Registrant”) was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our primary life insurance subsidiary, American Life & Security Corp. (“American Life”). On August 5, 2014, Great Plains Financial (“Great Plains”) was acquired by us. Its wholly owned subsidiary, Great Plains Life Assurance Company (“Great Plains Life”) became a subsidiary of Midwest and then became a wholly owned subsidiary of American Life through a capital contribution from us. First Wyoming Capital Corporation (“First Wyoming”) was acquired by us on October 27, 2015. First Wyoming Life Insurance Company (“First Wyoming Life”) became a subsidiary of Midwest with an ownership interest of 99.9%. We are currently seeking to redomesticate First Wyoming Life and Great Plains Life in Nebraska contingent on regulatory approval.

We were a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $23.7 million through December 31, 2015. These losses have resulted primarily from costs incurred while raising capital and establishing and operating American Life. We expect to continue to incur operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

From our inception, we have raised approximately $18.0 million through sales of shares of voting common stock and convertible non-voting preferred stock in several private placements exempt from registration under Section 4(2) of the Securities Act of 1933 and pursuant to an intrastate offering in the State of Nebraska.

In 2009, American Life was issued a certificate of authority to conduct life insurance business in Nebraska. Capital and surplus contributed to American Life was approximately $10.6 million as of December 31, 2015, capital and surplus of American Life at that date was approximately $2.5 million. At December 31, 2015 and 2014, American Life generated approximately $2.4 million and $2.9 million in premium revenue, respectively.

On June 20, 2010, American Life acquired Capital Reserve in exchange for a cash payment of approximately $1.9 million. This transaction added approximately a like amount of assets to American Life. Capital and surplus of Capital Reserve as of December 31, 2015 and 2014 was $1.5 million and $1.3 million, respectively. Capital Reserve is presently a dormant company and it incurred a $77,720 and $123,940 net loss for the years ended December 31, 2015 and 2014, respectively. We have entered into an agreement to sell Capital Reserve for its net book value to an unaffiliated third party and we expect the sale to close in early to mid 2016.

In January 2011, we completed the private sale of 74,159 shares of our Series A Preferred Stock to certain investors in Latin America. The net proceeds of this sale, after expenses, were approximately $415,750. These proceeds were used to further capitalize our insurance operations, for working capital and for general corporate purposes.

In February, 2011, we completed an offering of 1,554,320 shares of voting common stock to existing shareholders who were residents of the State of Nebraska for gross proceeds of approximately $7.7 million. Net proceeds were used to fund the acquisition of Old Reliance Insurance Company as described below, to further capitalize our insurance operations, for working capital and general corporate purposes.

In 2011, we acquired all of the issued and outstanding capital stock of Old Reliance, an Arizona-domiciled life insurance company. American Life merged into Old Reliance following the purchase, with the surviving company changing its name to American Life & Security Corp. and domiciled in Arizona. In the transaction, the sole shareholder of Old Reliance received: (i) approximately $1.6 million in cash, (ii) $500,000 in the form of a surplus debenture issued by American Life, and (iii) 150,000 shares of our voting common stock.

During the third quarter of 2011, we obtained control of an entity in which we previously had a noncontrolling interest in, Security Capital Corp. (“Security Capital”), an Arkansas corporation. Security Capital was a development stage company that had not conducted operations apart from raising capital. Security Capital was acquired by us on August 5, 2014, through a share exchange described below.

In August 2011, we acquired a controlling interest ownership of Hot Dot, Inc. (“Hot Dot”), a startup company formed to develop, manufacture, and market the Hot Dot Alert Patch, a body heat sensor. The operating results of Hot Dot were consolidated with those of ours, due to our control of Hot Dot’s board of directors. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of its common stock from us for $750,000. As a result, we ceased to have a controlling financial interest in Hot Dot and we deconsolidated it in our financial statements on that date. In October 2014, Hot Dot repurchased our 1,500,000 remaining Hot Dot shares for $775,000.

We commenced third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each client, generate fee income for us. Services provided vary based on the respective needs of the client and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources.

In October 2013, we completed a private placement offering under Regulation D of the Securities Act of 1933 of Units, with each Unit consisting of 50 shares of voting common stock and one detachable warrant to purchase ten shares of common stock at an exercise price of $6.50 per share exercisable through December 31, 2016 for gross proceeds of $353,700. A total of 58,950 shares of voting common stock and 1,179 warrants were sold in the offering. Net proceeds were used for general corporate purposes.

On July 21, 2014, we consummated an exchange agreement with Great Plains and Security Capital in order to acquire the outstanding shares of each company held by their shareholders (other than those shares already held by us.) The Great Plains shareholders received approximately 1.298 shares of our voting common stock for each share of Great Plains common stock held and the Security Capital shareholders received approximately 0.162 shares of our voting common stock for each share of Security Capital common stock held. On August 5, 2014, Great Plains and Security Capital were merged into us. We issued a total of 4,767,400 voting common shares pursuant to these transactions.

In September, 2014, we completed a private offering of a newly-created class of preferred shares, Series B preferred stock, at $6.00 per share. The Series B shares are non-cumulative, non-voting and convertible into our voting common shares after May 1, 2017 at a rate of two voting common shares for each share of Series B preferred stock. A total of 102,669 shares of Series B preferred stock were sold for total gross proceeds of $616,012 and the net proceeds were used for general corporate purposes.

On October 27, 2015, we acquired First Wyoming Capital Corporation, a Wyoming corporation (“First Wyoming”) pursuant to an Agreement and Plan of Merger dated July 31, 2015 by exchanging 1.37 shares of our voting common stock for each share of First Wyoming common stock, or approximately 4,767,000 shares. Subsequent to the closing, First Wyoming was merged into us.

On March 15, 2016, we acquired Northstar Financial Corp., a Minnesota corporation (“Northstar”) pursuant to an agreement dated December 18, 2015 and Northstar became a wholly-owned subsidiary of ours. We exchanged 1.27 shares of our voting common stock for each share of Northstar common stock, or approximately 4,198,250 shares. Northstar’s primary asset as of its purchase date was cash of approximately $2.2 million.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.

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

We performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2015, the fair value of each of our reporting units exceeded the carrying value of the net assets assigned to that unit; therefore we were not required to perform further testing for impairment. Management's determination of the fair value of each reporting unit incorporates peer company price to earnings multiples and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections. Determining the fair value of goodwill is considered a critical accounting estimate because of its sensitivity to market based economics. In addition, any allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements variability in market conditions and key assumptions or subjective measurements used to estimate and allocate fair value are reasonably possible and could have a material impact on our consolidated financial statements.

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

We compared the carrying value of our identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2015, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

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

Consolidated Results of Operations

Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below. Unless the context requires otherwise, all references compare 2015 to 2014.

	Year Ended December 31,
	2015	2014
Premiums	$3,424,377	$4,007,810
Investment income (loss), net of expenses	306,531	(9,883)
Net realized (losses) gains on investments	(117,364)	346,304
Miscellaneous income	171,571	295,246
	$3,785,115	$4,639,477

Premium revenue: Premium revenue declined primarily due to the accounting treatment for renewal premiums on our Accumulator of approximately $500,000 and surrenders of $287,000. These decreases were offset by new premiums written of $158,000 and First Wyoming Life premiums of $50,000 due to the merger of First Wyoming. We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits rather than revenues. Premiums on our other insurance products are recognized as earned when due. Production of new life premium decreased significantly because actuarial development and regulatory approval of American Life’s new life insurance products took a significant amount of time, as well as decreased agents due to our low levels of capital and surplus. We have limited production of new business to preserve surplus of American Life, First Wyoming Life and Great Plains Life.

Miscellaneous income: Miscellaneous income decreased primarily due to lower TPA fee income due to our divestment of our interest in Northern Plains and Hot Dot in 2014. The decrease was also due to the acquisition of First Wyoming and the recognition of First Wyoming TPA fees only through October 27, 2015.

Net realized (losses) gains on investments: This increase was primarily due to the change in bond prices during 2015. In 2014, we recognized $90,812 and $251,102 gains on the divestments of Northern Plains and Hot Dot, respectively.

Investment income, net of expenses: The components of net investment income (loss) for 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Fixed maturities	$681,999	$401,138
Equity securities	186	83
Cash and short-term investments	7	3,965
Equity in the net loss of unconsolidated subsidiaries	(357,437)	(438,175)
Other	44,863	99,477
	369,618	66,488
Less investment expenses	(63,087)	(76,371)
	$306,531	$(9,883)

The increase in investment income was primarily due to the increased size of our bond portfolio, the consolidation of First Wyoming Life investment income following the acquisition of First Wyoming, the losses from equity method investments decreased due to changing prior year treatment for the investment in Pacific Northwest Corporation from cost to equity method of accounting which brought our investment to zero at December 31, 2014, and the divestment of our interest in Hot Dot, Inc. These increases were offset by the market value adjustment to our equity method investment in First Wyoming of $198,760 due to the merger of First Wyoming. Interest income from real estate investment, policy loan interest, and miscellaneous investment income is included in the “Other” line item above. The decrease in “Other” was primarily due to the decrease in interest income from real estate investments.

Expenses are summarized in the table below.

	Year Ended December 31,
	2015	2014
Death and other benefits	$908,658	$1,313,095
Interest credited	533,646	403,556
Increase in benefit reserves	777,111	1,072,740
Amortization of deferred acquisition costs	469,674	625,680
Salaries and benefits	1,940,345	2,359,140
Other operating expenses	2,578,288	2,771,172
	$7,207,722	$8,545,383

Death and other benefits: Death benefits decreased primarily due to a lawsuit settlement in 2014 of $205,000 for American Life which did not recur and the decrease in overall claims. Death benefits continue to be paid out primarily on the Old Reliance block of business.

Interest credited: Interest credited increased was a result of the increase in the deposit-type liability owed to the policyholders as described above.

Increase in benefit reserves: The decrease in benefit reserves reflects the maturity of our in-force block of business, and increase in surrenders as well as the effect of the structure of the initial life insurance policy sold by American Life, Great Plains Life and First Wyoming Life.

Amortization of deferred acquisition costs: This decline is a result of fewer policies written in 2014 and 2015 as discussed above.

Salaries and benefits: The decrease primarily relates to marketing-related salaries transitioned to commission in January 2015 and the efficiencies gained from the acquisition of Great Plains as well as staff reductions.

Other operating expenses: Other operating expenses decreased due to non-recurring higher professional fees associated with the acquisition of Great Plains Financial and Security Capital in 2014, as well as fees related to routine regulatory examinations occurring in 2014 conducted by agencies from the states of Arizona, Missouri, and Wyoming as required by state statues. The decreases were offset professional fees associated with the acquisition of First Wyoming and the fees incurred for proposed acquisition of Northstar.

Bargain purchase gain for business acquisition: The gain in 2015 was a result of the acquisition of First Wyoming in October 2015.

Net Loss: The decrease in net loss was primarily due to the gain on the acquisition of First Wyoming, higher investment income, a decrease in reserves, lower salary expense, net gains on investments, and a reduction in other operating expenses, offset by a decline in premium revenue.

Loss attributable to noncontrolling interests: We owned approximately 60% of the capital stock of Security Capital, and approximately 25.7% of Great Plains Financial through August 5, 2014 at which time we acquired the remaining outstanding common shares of each company not held by us. Great Plains Financial and Security Capital were included in the 2014 consolidated financials and we subtracted from our earnings the portion of the gain/loss that we did not own, or 40% for Security Capital and 74.3% for Great Plains Financial. As a result of the acquisition for the year ended December 31, 2015, we did not have a gain/loss attributable to noncontrolling interests compared to the same period in 2014.

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

	December 31, 2015		December 31, 2014
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$3,193,499	12.5%	$3,116,067	13.9%
States and political subdivisions - general
obligation	995,051	3.9	974,654	4.3
States and political subdivisions - special revenue	273,336	1.1	1,164,965	5.2
Corporate	18,809,391	73.5	12,461,562	55.3
Total fixed maturity securities	23,271,277	91.0	17,717,248	78.7
Equity securities:
Preferred corporate stock	-	-	75,000	0.3
Total equity securities	-	-	75,000	0.3
Cash and cash equivalents	1,192,336	4.8	2,310,047	10.3
Equity method investments	-	-	978,744	4.4
Equity securities, at cost	140,250	0.5	124,250	0.6
Other investments:
Mortgage loans on real estate, held for investment	-	-	349,386	1.6
Real estate, held for investment	529,769	2.1	541,809	2.4
Policy loans	420,775	1.6	374,186	1.7
Total	$25,554,407	100.0%	$22,470,670	100.0%

Increases in fixed maturity securities primarily resulted from additional purchases made by American Life and Great Plains Life during 2015.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,406,770	14.6%	$3,330,233	18.9%
AA	1,711,366	7.4	1,606,451	9.1
A	6,341,991	27.2	7,290,941	41.0
BBB	11,534,042	49.6	5,383,788	30.4
Total investment grade	22,994,169	98.8	17,611,413	99.4
BB and other	277,108	1.2	105,835	0.6
Total	$23,271,277	100.0%	$17,717,248	100.0%

Reflecting the high quality of securities maintained by us, 98.8% and 99.4% of all fixed maturity securities were investment grade as of December 31, 2015 and 2014, respectively. Due to the low interest rate environment, we have invested in bonds with “A” or “BBB” ratings

Market Risks of Financial Instruments

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

Interest Rate Risk

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest and dividend income represent the greatest portion of an investment’s return for most fixes maturity securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs. The Company attempts to mitigate its exposure to adverse interest rate movements through staggering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

Credit Risk

The company is exposed to credit risk through counterparties and within the investment portfolio. Credit risk relates to the uncertain associated with an obligor’s ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. The Company manages its credit risks through established investment credit policies and guidelines which address the quality of creditors and counterparties, concentration limits, diversification practices and acceptable risk levels. These policies and guidelines are regularly reviewed and approved by senior management.

Liquidity and Capital Resources

Since inception, our operations have been financed primarily through the sale of voting common stock and preferred stock. Our operations have generated significant operating losses since we were incorporated in 2003. We expect significant losses for several years.

Aside from raising capital, which has funded the vast majority of our operations, premium income, deposits to policyholder account balances, and investment income are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to pay future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds for 2016.

Net cash used by operating activities was $1,200,764 for 2015, which was comprised primarily of the net loss of $2,518,029 partially offset by an increase in policy liability of $1,185,036. Net cash used in investing activities was $2,000,954. The primary source of cash was from sales of available for sale securities, capital contribution to Capital Reserve, acquisition of First Wyoming Capital, and the sale of the remaining mortgage loans. Offsetting this source of cash was our purchases of investments in available-for-sale securities, the net change in policy loans and the purchase of property and equipment. Net cash provided by financing activities was $2,084,007. The primary source of cash was receipts on deposit-type contracts, offset by dividends paid to Class B Preferred Stock shareholders.

At December 31, 2015, we had cash and cash equivalents totaling $1,192,336. We believe that our existing cash and cash equivalents, with the cash injection due to the Northstar asset acquisition in March 2016, will be sufficient to fund the anticipated operating expenses and capital expenditures through at least 2015. We have based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than they currently expect. The growth of our insurance subsidiaries is uncertain and will require additional capital in seeking to grow them.

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

(b) Management’s Assessment on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management has conducted an assessment of our internal control over financial reporting at December 31, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment under the criteria of this framework, Management concluded that our internal control over financial reporting was effective at December 31, 2015.

(c) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements:

The list of financial statements filed as part of this Annual Report on Form 10-K is provided on page F-1.

	2.	Financial Statement Schedules:

The list of financial statement schedules filed as part of this Annual Report on Form 10-K is provided on page FS-1.

(b)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement, dated January 20, 2009, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.2	Stock Purchase Agreement, dated November 8, 2010, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.3	Amendment I to Stock Purchase Agreement, dated May 20, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

2.4	Amendment II to Stock Purchase Agreement, dated August 2, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.4 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

2.5	Plan and Agreement of Exchange - Midwest Holding Inc., Great Plains Financial Corporation and Security Capital Corporation dated November 25, 2013. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on February 11, 2014.)

2.6	Plan and Agreement of Exchange - Midwest Holding Inc., Northstar Financial Corporation dated December 18, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on January 8, 2016).

3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.4	Articles of Amendment to the amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.

3.5	American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.1†	Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Travis Meyer. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.2†	Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Mark Oliver. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.3†	Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/k/a Corporate Development Inc.). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

EXHIBIT
NUMBER	DESCRIPTION
10.4	Administrative Services Agreement, dated August 17, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.5	Administrative Services Agreement, dated August 17, 2009, by and between Midwest Holding Inc. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.6	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.7	Amendment Number One to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.8	Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.9	Bulk Reinsurance Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.10	Amendment to all Reinsurance Agreements, dated August 4, 2011, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.11	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.12	Reinsurance Agreement, dated January 1, 2010, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.13	Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.14	Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.15	Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.16	Amendment Number One to Reinsurance Agreement Number One dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.17	Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

EXHIBIT
NUMBER	DESCRIPTION
10.18	Reinsurance Agreement Number One, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.19†	Agency Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Great American Marketing, Inc. (Incorporated by reference to Exhibit 10.19 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.20†	Employment Agreement, dated December 1, 2011, by and between Midwest Holding Inc. and Rick Meyer. (Incorporated by reference to Exhibit 10.20 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed April 2, 2012.)

21.1*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

____________________

*	Filed herewith.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2016

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name: Mark A. Oliver
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mark A. Oliver	Chief Executive Officer, Treasurer,	March 29, 2016
Mark A. Oliver	Chairman of the Board
(Principal Executive Officer,
Principal Financial Officer)

/s/ Dana Stapleton	Director	March 29, 2016
Dana Stapleton

/s/ Jack Theeler	Director	March 29, 2016
Jack Theeler

/s/ Scott Morrison	Director	March 29, 2016
Scott Morrison

/s/ Milton Tenopir	Director	March 29, 2016
Milton Tenopir

/s/ John T. Hompe	Director	March 29, 2016
John T. Hompe

/s/ Steve Connor	Director	March 29, 2016
Steve Connor

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Midwest Holding Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Midwest Holding Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules of Midwest Holding Inc. listed in Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Holding Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ RSM US LLP
Omaha, Nebraska
March 29, 2016

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $24,279,231 and $18,062,280, respectively)	$23,271,277	$17,717,248
Equity securities (cost: $0 and $75,000, respectively)	-	75,000
Equity method investments	-	978,744
Equity securities, at cost	140,250	124,250
Mortgage loans on real estate, held for investment	-	349,386
Real estate, held for investment	529,769	541,809
Policy Loans	420,775	374,186
Total investments	24,362,071	20,160,623
Cash and cash equivalents	1,192,336	2,310,047
Amounts recoverable from reinsurers	12,212,656	12,636,910
Interest and dividends due and accrued	264,791	179,197
Due premiums	640,073	584,526
Deferred acquisition costs, net	2,765,063	2,646,970
Value of business acquired, net	2,039,110	1,763,952
Intangible assets	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	217,565	329,835
Assets associated with business held for sale (see Note 3)	16,870,241	17,691,344
Other assets	532,674	293,890
Total assets	$62,926,404	$60,427,118
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$24,155,140	$22,728,938
Policy claims	839,859	925,039
Deposit-type contracts	13,897,421	10,722,227
Advance premiums	57,699	82,504
Total policy liabilities	38,950,119	34,458,708
Accounts payable and accrued expenses	1,013,313	938,018
Liabilities associated with business held for sale (see Note 3)	15,508,998	16,443,657
Surplus notes	550,000	550,000
Total liabilities	56,022,430	52,390,383
Commitments and Contingencies (See Note 8)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; issued and outstanding 74,159 shares
as of December 31, 2015 and 2014.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; issued and outstanding 102,669 shares as of
December 31, 2015 and 2014.	103	103
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and
outstanding 18,006,301 and 13,167,654 shares, respectively.	18,006	13,168
Additional paid-in capital	31,584,529	29,583,631
Accumulated deficit	(23,685,525)	(21,167,496)
Accumulated other comprehensive loss	(1,013,213)	(392,745)
Total stockholders' equity	6,903,974	8,036,735
Total liabilities and stockholders' equity	$62,926,404	$60,427,118

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2015 and 2014

	2015	2014
Income:
Premiums	$3,424,377	$4,007,810
Investment income (loss), net of expenses	306,531	(9,883)
Net realized (losses) gains on investments	(117,364)	346,304
Miscellaneous income	171,571	295,246
	3,785,115	4,639,477
Expenses:
Death and other benefits	908,658	1,313,095
Interest credited	533,646	403,556
Increase in benefit reserves	777,111	1,072,740
Amortization of deferred acquisition costs	469,674	625,680
Salaries and benefits	1,940,345	2,359,140
Other operating expenses	2,578,288	2,771,172
	7,207,722	8,545,383
Operating Loss	(3,422,607)	(3,905,906)
Bargain purchase gain for business acquisition	904,578	-
Loss before income taxes	(2,518,029)	(3,905,906)
Income tax expense	-	-
Net loss	(2,518,029)	(3,905,906)
Less: Loss attributable to noncontrolling interest	-	(460,920)
Net loss attributable to Midwest Holding Inc.	$(2,518,029)	$(3,444,986)
Comprehensive income (loss):
Unrealized (losses) gains on investments
arising during period	(737,832)	388,277
Less: reclassification adjustment for net
realized (losses) gains on investments	117,364	(4,391)
Other comprehensive (loss) income	(620,468)	383,886
Less: Comprehensive (loss) income attributable to noncontrolling interest	-	36,540
Total comprehensive (loss) income attributable to Midwest Holding Inc.	(620,468)	347,346
Comprehensive loss attributable to Midwest Holding Inc.	$(3,138,497)	$(3,097,640)
Net loss attributable to Midwest Holding Inc.
per common share, basic and diluted	$(0.18)	$(0.32)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015 and 2014

						Accumulated	Total Midwest
			Additional	Stock		Other	Holding Inc.'s		Total
	Preferred	Common	Paid-In	Subscription	Accumulated	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Stock	Stock	Capital	Receivable	Deficit	Loss	Equity	Interests	Equity
Balance, December 31, 2013	$74	$9,121	$25,131,714	$(1,917)	$(17,722,510)	$(740,091)	$6,676,391	$4,322,687	$10,999,078
Non-cash compensation expense	-	-	-	1,917	-	-	1,917	-	1,917
Issuances of preferred stock	103	-	615,909	-	-	-	616,012	-	616,012
Repurchases of common stock	-	(47)	(58,205)	-	-	-	(58,252)	-	(58,252)
Changes in equity of non-controlling interest	-	4,094	3,894,213	-	-	-	3,898,307	(3,898,307)	-
Net loss	-	-	-	-	(3,444,986)	-	(3,444,986)	(460,920)	(3,905,906)
Other comprehensive income	-	-	-	-	-	347,346	347,346	36,540	383,886
Balance, December 31, 2014	$177	$13,168	$29,583,631	$-	$(21,167,496)	$(392,745)	$8,036,735	$-	$8,036,735
Issuances of common stock		71	250,110	-	-	-	250,181	-	250,181
Preferred stock dividend	-	-	(56,057)	-	-	-	(56,057)	-	(56,057)
Merger of First Wyoming Capital Corporation	-	4,767	1,806,845	-	-	-	1,811,612	-	1,811,612
Net loss	-	-	-	-	(2,518,029)	-	(2,518,029)	-	(2,518,029)
Other comprehensive income	-	-	-	-	-	(620,468)	(620,468)	-	(620,468)
Balance, December 31, 2015	$177	$18,006	$31,584,529	$-	$(23,685,525)	$(1,013,213)	$6,903,974	$-	$6,903,974

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities:
Net loss	$(2,518,029)	$(3,905,906)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	173,915	162,790
Depreciation and amortization	400,870	403,902
Deferred acquisition costs capitalized	(552,466)	(549,831)
Amortization of deferred acquisition costs	469,674	625,680
Net realized losses (gains) on investments	117,364	(346,516)
Bargain purchase gain for business acquired	(904,578)	-
Equity in the net loss of unconsolidated subsidiaries	357,437	438,174
Non-cash compensation expense	-	1,917
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	424,254	729,367
Interest and dividends due and accrued	(44,596)	(2,180)
Due premiums	(21,568)	1,578
Policy liabilities	1,185,036	586,355
Other assets and liabilities	(219,213)	(474,739)
Other assets and liabilities held for sale	(68,864)	(4,828)
Net cash (used for) operating activities	(1,200,764)	(2,334,237)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(16,090,449)	(14,079,958)
Proceeds from sale or maturity	13,594,158	9,584,680
Securities held for sale:
Purchases	(964,450)	(164,362)
Proceeds from sale or maturity	869,528	76,311
Net change in equity securities carried at cost:
Purchases	-	(61,383)
Proceeds from sale or maturity	9,000	1,955,500
Proceeds from payments on mortgage loans on real estate, held for investment	349,386	316,183
Net change in policy loans	(46,589)	(4,673)
Acquisition of First Wyoming Capital Corporation	315,546	-
Net change in notes receivable	-	27,383
Net change in short-term investments	-	1,180,314
Net purchases of property and equipment	(37,084)	(132,124)
Net cash (used for) investing activities	(2,000,954)	(1,302,129)
Cash Flows from Financing Activities:
Repurchases of common stock	-	(58,252)
Issuance of common stock	286,722	-
Issuance of preferred stock	-	616,012
Preferred stock dividend	(56,057)	-
Receipts on deposit-type contracts	2,387,104	2,409,659
Withdrawals on deposit-type contracts	(533,762)	(398,984)
Net cash provided by financing activities	2,084,007	2,568,435
Net (decrease) in cash and cash equivalents	(1,117,711)	(1,067,931)
Cash and cash equivalents:
Beginning	2,310,047	3,377,978
Ending	$1,192,336	$2,310,047

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Supplemental Cash Flow Information

Years Ended December 31, 2015 and 2014

	2015	2014
Supplemental Disclosure of Non-Cash Information
Exchange of common stock for non-controlling interest	$-	$3,861,767
Common stock issued on the First Wyoming acquisition	1,811,612	-
	$1,811,612	$3,861,767

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of operations: Midwest Holding Inc. (“Midwest” or “the Company”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of organizing a life insurance subsidiary. From 2003 to May 2009, Midwest was focused on raising capital, first through private placements and finally through an intra-state offering of 2,000,000 common shares at $5.00 per share. These offerings sold out, including a 10% over sale on the final offering. Midwest became operational during the year ended December 31, 2009. Upon capitalizing American Life & Security Corp. (“American Life”) and acquiring Capital Reserve Life Insurance Company (“Capital Reserve”), as described below, Midwest deemed it prudent to raise additional capital to fund primarily the expansion of the life insurance operation. Beginning in 2009, American Life, a wholly owned subsidiary of Midwest, was authorized to do business in the State of Nebraska. American Life was also granted a certificate of authority to write insurance in the State of Nebraska on September 1, 2009. American Life is engaged in the business of underwriting, selling, and servicing life insurance and annuity policies.

First Wyoming Capital Corporation (“First Wyoming”) was incorporated in Wyoming on July 8, 2009, for the primary purpose of organizing a life insurance subsidiary. The Company was in the development stage through 2011. The year 2012 was the first year during which it was considered an operating company. From 2009 to 2012, Midwest acquired shares of capital stock of First Wyoming resulting in a 22.2% ownership stake. The remaining shares of First Wyoming were acquired by Midwest on October 27, 2015. Following the acquisition, First Wyoming’s remaining assets and liabilities were merged into Midwest.

In 2010, American Life completed the purchase of a 100% ownership interest in Capital Reserve, a dormant insurance company domiciled in Missouri. Capital Reserve is licensed in the states of Kansas and Missouri. Currently, 100% of the policies issued by Capital Reserve are reinsured to an unaffiliated reinsurer. In December, 2015, a stock purchase agreement was executed for the sale of Capital Reserve which is contingent on regulatory approval. The assets, liabilities, and results of operations have been shown in these financial statements as business held for sale, see Note 3.

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

In 2011, First Wyoming Life Insurance Company (“FWLIC”), was incorporated and domiciled in Wyoming and became a subsidiary of First Wyoming with an ownership interest of 99.9%. FWLIC began issuing business on August 17, 2012. Midwest is seeking to redomesticate FWLIC in Nebraska in 2016.

In 2011, Midwest acquired all of the issued and outstanding capital stock of Old Reliance Insurance Company (“Old Reliance”), an Arizona-domiciled life insurance company. American Life merged into Old Reliance following the purchase, with the survivor changing its name to American Life & Security Corp. and domiciled in Arizona. In the transaction, the sole shareholder of Old Reliance received: (i) approximately $1.6 million in cash, (ii) $500,000 in the form of a surplus debenture issued by American Life, and (iii) 150,000 shares of Midwest voting common stock.

During the third quarter of 2011, Midwest obtained control of Security Capital Corporation (“Security Capital”), an Arkansas corporation. Security Capital was a development stage company that had not conducted operations apart from raising capital. Security Capital was acquired by Midwest on August 5, 2014, through a share exchange described below.

In August 2011, Midwest acquired a controlling interest ownership of Hot Dot, Inc. (“Hot Dot”), a company organized in August 2011 to develop, manufacture, and market the Hot Dot Alert Patch. From its inception, the operating results of Hot Dot were consolidated with those of Midwest, due to Midwest’s control of the Board of Directors. On September 12, 2012, Hot Dot repurchased 1,000,000 shares of its stock from Midwest for a purchase price of $750,000. As a result of the stock repurchase by Hot Dot, Midwest ceased to have a controlling financial interest in Hot Dot and subsequently deconsolidated Hot Dot on the effective date of the stock repurchase. In October 2014, Hot Dot repurchased Midwest’s 1,500,000 remaining shares of stock for $775,000.

Midwest commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each client, generate fee income for Midwest. Services provided vary based on the respective needs of the client and can include some or all aspects of back-office accounting and policy administration. Midwest has been able to perform its TPA services using its existing in-house resources.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

On November 25, 2013, Midwest entered into a Plan and Agreement of Exchange (the “Exchange Agreement”) with Great Plains and Security Capital in order to acquire the outstanding shares of each company held by their shareholders (other than those shares already held by Midwest.) Under the Exchange Agreement with Great Plains, the Great Plains shareholders received approximately 1.298 shares of Midwest voting common stock for each share of Great Plains common stock held by the Great Plains shareholders. The Security Capital shareholders received approximately 0.162 shares of Midwest voting common stock for each share of Security Capital common stock held. The Exchange Agreement was consummated on July 21, 2014. On August 5, 2014, Great Plains and Security Capital were merged into Midwest. Great Plains’ wholly owned subsidiary, Great Plains Life, along with any remaining assets of Great Plains and Security Capital were transferred to Midwest. Great Plains Life was contributed to American Life via a surplus contribution and became a wholly owned subsidiary of American Life. Midwest is seeking to redomesticate Great Plains to Nebraska in 2016.

During the first quarter of 2014, the Company purchased additional shares of Pacific Northwest Capital Corporation (PNC) which increased Midwest’s ownership to 22.4% which required us to change our method of carrying the investment from the cost to equity method.

Northstar Financial Corp. (“Northstar”) was a Minnesota corporation organized on April 15, 2010, for the purpose of forming and/or acquiring a Minnesota-domiciled life insurance company or life insurance –related companies in Minnesota. On December 18, 2015, Midwest and Northstar entered into a plan and agreement for Midwest to acquire the remaining outstanding stock of Northstar by distributing Midwest’s voting common stock to shareholders of Northstar at a ratio of 1.27 to 1. The closing date of the acquisition was March 15, 2016.

Basis of presentation: The accompanying consolidated financial statements include the accounts of Midwest, our wholly owned subsidiaries American Life, American Life’s wholly owned subsidiaries Capital Reserve and Great Plains Life Assurance Company, and the 99.9% owned subsidiary of First Wyoming Life. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of life insurance products through its subsidiaries. The product offerings, the underwriting processes, and the marketing processes are similar. The Company’s product offerings consist of a multi-benefit life insurance policy that combines cash value life insurance with a tax deferred annuity and a single premium term life product. These product offerings are underwritten, marketed, and managed as a group of similar products on an overall portfolio basis.

These consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (GAAP) in the United States of America. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the years ended December 31, 2015 or 2014.

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

Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of December 31, 2015 and 2014, primarily due the sale of three of the mortgage loans during the fourth quarter of 2014 with the two remaining loans being sold during January 2015.

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

Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At December 31, 2015 and 2014 the Company did not have any short-term investments.

Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii acquired in the purchase of Old Reliance. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2015 and 2014, the Company had no cash equivalents.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its December 31, 2015 analysis that all deferred acquisition costs were recoverable.

The following table provides information about deferred acquisition costs (“DAC”) for the years ended December 31, 2015 and 2014, respectively.

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$2,646,970	$2,722,819
Capitalization of commissions, sales and issue expenses	552,466	549,831
Change in DAC due to unrealized investment losses	35,301	-
Gross amortization	(469,674)	(625,680)
Balance at end of period	$2,765,063	$2,646,970

Value of business acquired: Value of business acquired (“VOBA”) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. 2016. Additionally, the Company paid an upfront ceding commission of $375,000 to Security National Life (“SNL”) in respect of the purchase of Capital Reserve. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place. The remaining capitalized and SNL asset balances at December 31, 2015, of $46,531 and the remaining SNL asset balance of $139,204, respectively, will be included in the accounting for the sale of Capital Reserve in mid 2016. Midwest acquired Great Plains Financial and established an asset for value of business acquired of $1,288,207. Midwest acquired First Wyoming Capital during 2015 and established an asset for value of business acquired of $506,600. These assets are being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $183,698 and $175,254 for the years ended December 31, 2015 and 2014, respectively relative to these transactions.

Additionally, American Life purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the years ended December 31, 2015 and 2014 totaled $47,745 and $41,951, respectively.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its December 31, 2015 and 2014 analysis that all value of business acquired were recoverable.

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

The Company elected to forgo the qualitative impairment analysis and performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2015 and 2014, the fair value of the Company’s reporting unit exceeded the carrying value of the net assets assigned to that unit and the Company was not required to perform further testing for impairment. Management's determination of the fair value of the reporting unit incorporates multiple inputs including, peer company price to earnings multiples and assumptions that market participants would make in valuing the reporting unit. Other assumptions can include levels of economic capital, future business growth, and earnings projections.

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

The Company compared the carrying value of its identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2015 and 2014, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $157,388 and $174,658 for the years ended December 31, 2015 and 2014, respectively. The accumulated depreciation totaled $864,526 and $713,167 as of December 31, 2015 and 2014, respectively.

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

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2015 or 2014.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2012. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that they believe are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at December 31, 2015 and 2014.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 shares authorized. At December 31, 2015 and 2014, the Company had 18,006,301 and 13,167,654 common shares issued and outstanding, respectively.

At December 31, 2015 and 2014, the Company had 1,179 warrants outstanding. The warrants are exercisable through December 31, 2016 for 10 shares of voting common stock at an exercise price of $6.50 per share.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May, 2015, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both December 31, 2015 and 2014, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The Company may only affect a conversion through a deemed liquidation or initial public offering. The par value per preferred share is $0.001 with 1,000,000 shares authorized. The stated annual dividend rate on the Class B preferred shares is 7%, commencing after December 31, 2014. Dividends totaling $56,057 were paid during the year ended December 31, 2015. At December 31, 2015 and 2014, the Company had 102,669 Class B preferred shares issued and outstanding.

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

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2015 and 2014 were 14,081,926 and 10,654,483 shares, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

All other new accounting standards and updates of existing standards issued through the date of this filing were considered by management and did not relate to accounting policies and procedures pertinent or material to the Company at this time.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 2. Acquisitions

On October 27, 2015, Midwest acquired 100% of the remaining outstanding shares of First Wyoming, a Wyoming corporation, that it did not previously own pursuant to an Agreement and Plan of Merger dated July 31, 2015 by and among the Company, First Wyoming and Midwest Acquisition, Inc., a Wyoming corporation and wholly-owned subsidiary of the Company (“Merger Subsidiary”) (the “Merger Agreement”). Under the Merger Agreement, the Merger Subsidiary merged with and into First Wyoming (the “Merger”); the separate corporate existence of the Merger Subsidiary ceased and First Wyoming became the surviving corporation of the Merger and a wholly owned subsidiary of Midwest. Pursuant to the Merger Agreement, Midwest agreed to exchange 1.37 shares of its voting common stock for each share of First Wyoming common stock, or approximately 4,767,400 shares. The fair value of the Midwest shares exchanged to acquire 100% of the remaining outstanding shares of First Wyoming that it did not previously own was estimated by applying the income approach and preliminarily determined to be $1,811,612. This fair value measurement is based on significant inputs that are not observable in the market. Key assumptions include projected cash flow growth of between 3% and 5%, expected long term growth of 3%, a discount rate of 16.5%, a terminal value based on earnings and a capitalization rate of 13.5%, and adjustments due to lack of control that market participants would consider when estimating the fair value of Midwest's shares. Subsequent to the Closing, First Wyoming merged into Midwest. Midwest is seeking to merge First Wyoming Life into American Life. Midwest made a strategic decision to acquire First Wyoming and then consolidate First Wyoming Life into American Life to gain economies of scale to decrease overall expenses.

The First Wyoming acquisition was accounted for under the acquisition method of accounting, which requires the consideration transferred and all assets and liabilities assumed to be recorded at fair value. Prior to the acquisition, Midwest held 22.1% of the outstanding shares of First Wyoming, which it had recorded in its financial statements under the equity method of accounting at a book value of $810,500 with a related accumulated other comprehensive loss of $30,410. The fair value of our previously held equity interest in First Wyoming was preliminarily determined to be $642,150, resulting in a preliminary loss of $198,760 at the acquisition date, which is included in the net investment income (loss) line item in the Consolidated Statement of Comprehensive Income. The preliminary fair value of the previously held equity interest in First Wyoming was estimated by applying the income approach using significant inputs that are not observable in the market. Key assumptions include projected cash flow growth of between 3% and 27%, expected long term growth of 3%, a discount rate of 18.0%, a terminal value based on earnings and a capitalization rate of 13.5%, and adjustments due to lack of control that market participants would consider when estimating the fair value of the previously held equity interest in First Wyoming.

The following table summarizes the preliminary fair value of the consideration transferred and the preliminary fair value of First Wyoming assets acquired and liabilities assumed:

Fair value of Common stock of Midwest issued as consideration	$1,811,612
Fair value of Midwest’s previously held equity interest in First Wyoming	642,150
$2,453,762

Recognized preliminary amounts of identifiable assets acquired and liabilities assumed:

Investment securities	$3,961,937
Cash	315,546
VOBA	506,600
Other assets	92,045
Benefit reserves	(611,110)
Policy claims	(41,754)
Deposit-type contracts	(799,990)
Other liabilities	(64,934)
Total identifiable net assets	3,358,340
Bargain purchase gain	(904,578)
$2,453,762

The fair value of the Midwest common stock issued as consideration, the fair value of our previously held equity interest in First Wyoming, and the assets acquired and liabilities assumed from our acquisition of First Wyoming was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas that are not yet finalized are related to the fair value of Midwest common stock issued, the fair value of our previously held equity interest in First Wyoming, and the fair value of VOBA. Measurement period adjustments will be applied to the period that the adjustment is identified in our consolidated financial statements.

The transaction resulted in a preliminary bargain purchase gain of $904,578, which is included in the Bargain Purchase Gain For Business Acquisition line item in the Consolidated Statement of Comprehensive Income. The bargain purchase gain was driven by the fact that as a standalone company, First Wyoming Life would have been required to significantly increase its administrative operations in Cheyenne, Wyoming, in the near future, the cost of which would be prohibitive to a small life insurance company.

VOBA is being amortized on a straight-line basis over ten years which approximates the earnings pattern of the related policies.

Acquisition costs relating to the business combination totaling $123,219 were expensed as incurred and are included in the Other operating expenses line item in the Consolidated Statement of Comprehensive Income.

Total income and net loss of $71,165 and $73,939, respectively, were included in the accompanying consolidated statements of comprehensive income from the October 27, 2015 acquisition date through December 31, 2015. Operations of the acquired entity and its subsidiary (First Wyoming Life) were immediately integrated with the Company's operations.

The following table presents unaudited pro forma consolidated total income and net loss as if the acquisition had occurred as of January 1, 2014 (the earliest date presented).

Year ended December 31, (unaudited)	2015	2014
Premiums	$3,723,084	$4,382,288
Investment income	414,970	699,238
Miscellaneous income	48,864	214,254
Total income	$4,186,918	$5,295,780

Net loss	$(4,338,051)	$(4,215,594)

The unaudited pro forma total income and net loss above was adjusted to exclude the bargain purchase gain of $904,578 recorded for the year ended December 31, 2015, eliminate the equity method investment income of $158,677 and $247,635 from First Wyoming for the years ended December 31, 2015 and 2014, respectively, eliminate the TPA fees paid by First Wyoming to Midwest of $122,903 and $80,992 for the years ended December 31, 2015 and 2014, respectively; and eliminate the loss of $198,760 for the previously held equity investment in First Wyoming recorded for the year ended December 31, 2015. The unaudited proforma net loss presented above also includes adjustments for the amortization of VOBA for the years ending December 31, 2015 and 2014 of $50,660.

Note 3. Assets and Liabilities Held for Sale

In December, 2015, American Life entered into a purchase agreement with an unaffiliated party to sell its interest in Capital Reserve Life Insurance Company (“Capital Reserve”) for $50,000 plus statutory capital and surplus as of December 31, 2015. We expect the sale to occur in early to mid 2016.

As of December 31, 2015, Midwest has classified $16.9 million of assets related to Capital Reserve as a business held-for-sale within total assets and $15.5 million of liabilities related to Capital Reserve as a business held-for-sale within total liabilities on the Consolidated Balance Sheet. The held for sale assets are primarily comprised of amounts recoverable from reinsurers, and the held for sale liabilities are primarily comprised of Benefit Reserves and Deposit-type contracts. The net changes in the held for sale assets have been shown in the Other Assets and Liabilities Held for Sale line on the Consolidated Statements of Cash Flows.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 4. Noncontrolling Interests

The effects on our equity of changes in our ownership interest in equity securities were as follows:

Year Ended
December 31,
2014
Net (loss) attributable to Midwest Holding Inc.	$(3,444,986)
Transfers (to) from noncontrolling interest:
Increase in Midwest Holding Inc.'s additional
paid-in capital for Great Plains Financial and First Wyoming
Capital stock purchases, net of change in ownership	3,861,768
Change from net loss attributable to Midwest Holding
Inc. and transfers from noncontrolling interests	$416,782

Note 5. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2015 and 2014 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2015:
Fixed maturities:
U.S. government obligations	$3,256,704	$6,610	$69,815	$3,193,499
States and political subdivisions -- general obligations	1,001,993	-	6,942	995,051
States and political subdivisions -- special revenue	275,333	-	1,997	273,336
Corporate	19,745,201	1,468	937,278	18,809,391
Total fixed maturities	24,279,231	8,078	1,016,032	23,271,277
December 31, 2014:
Fixed maturities:
U.S. government obligations	$3,031,743	$106,673	$22,350	$3,116,066
States and political subdivisions -- general obligations	998,778	4,971	29,095	974,654
States and political subdivisions -- special revenue	1,197,350	2,649	35,034	1,164,965
Corporate	12,834,409	1,904	374,750	12,461,563
Total fixed maturities	18,062,280	116,197	461,229	17,717,248
Equity securities:
Preferred corporate stock	75,000	-	-	75,000
Total equity securities	75,000	-	-	75,000
Total	$18,137,280	$116,197	$461,229	$17,792,248

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Company had four securities that individually exceed 10% of the total of the state and political subdivisions categories as of December 31, 2015. The amortized cost, fair value, credit rating, and description of the security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
December 31, 2015:
Fixed maturities:
States and political subdivisions -- general obligations
Maricopa County Arizona School District No. 31	$336,419	$334,481	AA
Longview Washington Refunding Taxable	166,303	165,297	N/R
New York State Taxable Series	163,331	162,179	AA+
Philadelphia PA Authority for Industrial	149,352	148,662	AA
Total	$815,405	$810,619

The following table summarizes, for all securities in an unrealized loss position at December 31, 2015 and 2014, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2015			December 31, 2014
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$2,484,188	$62,343	14	$107,273	$3,963	1
States and political subdivisions --
general obligations	660,596	5,004	5	-	-	-
States and political subdivisions --
special revenue	248,146	1,618	2	-	-	-
Corporate	15,320,916	796,204	97	8,092,678	258,647	41
Greater than 12 months:
U.S. government obligations	305,055	7,472	3	1,096,399	18,387	8
States and political subdivisions --
general obligations	334,481	1,938	1	654,822	29,095	3
States and political subdivisions --
special revenue	25,190	379	1	1,052,184	35,034	9
Corporate	3,166,108	141,074	22	3,626,258	116,103	22
Total fixed maturities	$22,544,653	$1,016,032	145	$14,629,614	$461,229	84

Based on our review of the securities in an unrealized loss position at December 31, 2015 and 2014, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2015, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The amortized cost and estimated fair value of fixed maturities at December 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$209,648	$209,084
Due after one year through five years	1,530,385	1,521,658
Due after five years through ten years	14,433,713	13,851,865
Due after ten years	8,105,485	7,688,670
	$24,279,231	$23,271,277

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At December 31, 2015 and 2014, these required deposits had a total amortized cost of $6,186,865 and $3,185,698 and fair values of $6,000,376 and $3,262,233, respectively.

The components of net investment income (loss) for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Fixed maturities	$681,999	$401,138
Equity securities	186	83
Cash and short-term investments	7	3,965
Equity in the net loss of unconsolidated subsidiaries	(357,437)	(438,175)
Other	44,863	99,477
	369,618	66,488
Less investment expenses	(63,087)	(76,371)
	$306,531	$(9,883)

Proceeds for the years ended December 31, 2015 and 2014 from sales of investments classified as available for sale were $13,394,158 and $8,288,570, respectively. Gross gains of $148,661 and $50,974 and gross losses of $266,025 and $46,795 were realized on those sales during the years ended December 31, 2015 and 2014, respectively.

In 2014, Midwest sold its investment in the equity securities, at cost, back to Hot Dot and Northern Plains for a gain of $90,812 and $251,104, respectively.

As of December 31, 2015, all mortgage loans were under contract to be sold. The sales were completed on January 15, 2015. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$349,386	$665,569
Proceeds from payments on mortgage loans on real estate, held for investment	-	(3,931)
Proceeds from settlement on mortgage loans on real estate, held for investment	(349,386)	(312,252)
Balance at end of period	$-	$349,386

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended December 31, 2015, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value measurement tables, the Company has included accrued interest expense of approximately $229,405 and $196,927 in carrying value of the surplus notes as of December 31, 2015 and 2014, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2015
Fixed maturities:
U.S. government obligations	$-	$3,193,499	$-	$3,193,499
States and political subdivisions — general obligations	-	995,051	-	995,051
States and political subdivisions — special revenue	-	273,336	-	273,336
Corporate	-	18,809,391	-	18,809,391
Total fixed maturities	$-	$23,271,277	$-	$23,271,277
December 31, 2014
Fixed maturities:
U.S. government obligations	$-	$3,116,066	$-	$3,116,066
States and political subdivisions — general obligations	-	974,654	-	974,654
States and political subdivisions — special revenue	-	1,164,965	-	1,164,965
Corporate	-	12,461,563	-	12,461,563
Total fixed maturities	-	17,717,248	-	17,717,248
Equity securities:
Preferred corporate stock	-	75,000	-	75,000
Total equity securities	-	75,000	-	75,000
Total	$-	$17,792,248	$-	$17,792,248

There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2015 or 2014.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of December 31, 2015 and 2014, respectively:

	December 31, 2015
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$420,775	$-	$-	$420,775	$420,775
Cash and cash equivalents	1,192,336	1,192,336	-	-	1,192,336
Liabilities:
Policyholder deposits
(Deposit-type contracts)	13,897,421	-	-	13,897,421	13,897,421
Surplus notes and accrued interest payable	779,405	-	-	768,022	768,022

	December 31, 2014
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Mortgage loans on real estate held for
investment	$349,386	$-	$-	$349,386	$349,386
Policy loans	374,186	-	-	374,186	374,186
Cash and cash equivalents	2,310,047	2,310,047	-	-	2,310,047
Liabilities:
Policyholder deposits
(Investment-type contracts)	10,722,227	-	-	10,722,227	10,722,227
Surplus notes and accrued interest payable	746,927	-	-	739,042	739,042

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 7. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Loss carryforwards	$8,962,587	$7,598,830
Capitalized costs	667,264	802,000
Unrealized losses on investments	356,495	121,110
Benefit reserves	1,071,997	1,239,298
Total deferred tax assets	11,058,343	9,761,238
Less valuation allowance	(9,287,024)	(8,112,743)
Total deferred tax assets, net of valuation allowance	1,771,319	1,648,495
Deferred tax liabilities:
Policy acquisition costs	593,654	908,021
Due premiums	234,468	220,823
Value of business acquired	693,297	249,351
Intangible assets	238,000	238,000
Property and equipment	11,900	32,300
Total deferred tax liabilities	1,771,319	1,648,495
Net deferred tax assets	$-	$-

At December 31, 2015 and 2014, the Company recorded a valuation allowance of $9,287,024 and $8,112,743, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of December 31, 2015, have expiration dates that range from 2024 through 2035.

There was no income tax expense for the years ended December 31, 2015 and 2014. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Year Ended December 31,
	2015	2014
Computed expected income tax benefit	$(1,163,686)	$(1,171,295)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	46,315	24,141
Dividends received deduction	(44)	(20)
Noncontrolling interests	-	10,597
True-up benefit reserves and 2014 NOL; and First Wyoming Capital Merger	178,519	25,732
	224,790	60,450
Tax benefit before valuation allowance	(938,896)	(1,110,845)
Change in valuation allowance	938,896	1,110,845
Net income tax expenses	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 8. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
Balance sheets:
Benefit and claim reserves assumed	$2,763,779	$2,678,376
Benefit and claim reserves ceded	12,212,656	12,636,910

	Year Ended December 31,
	2015	2014
Statements of comprehensive income:
Premiums assumed	$36,777	$35,466
Premiums ceded	498,787	340,464
Benefits assumed	57,317	82,897
Benefits ceded	904,867	983,168
Commissions assumed	21	44
Commissions ceded	3,399	6,216

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of December 31, 2015:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$154,928	$184,474	$-	$339,402
Sagicor Life Insurance Company	A-	-	412,884	11,689,455	229,085	11,873,254
		$-	$567,812	$11,873,929	$229,085	$12,212,656

During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At December 31, 2015 and 2014, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $11,873,254 and $12,143,472, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At December 31, 2015 and 2014, no contingency reserve was established.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 9. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Beginning balance	$10,722,227	$8,422,105
First Wyoming Life beginning balance	799,990	-
Change in deposit-type contracts assumed from SNL	(1,200)	(114,109)
Deposits received	2,387,104	2,409,659
Investment earnings	533,646	403,556
Withdrawals	(533,762)	(398,984)
Contract Charges	(10,584)	-
Ending balance	$13,897,421	$10,722,227

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

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 which we closed and cancelled in January 2015. Great Plains Financial entered into a lease on May 1, 2011 for office space in Pierre, South Dakota, which expired on April 30, 2014. Great Plains also entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. Rent expense for the years ended December 31, 2015 and 2014 was $232,130 and $227,182, respectively. Future minimum payments are as follows:

2016	$198,030
2017	149,481
2018	136,557
2019	141,412
2020	146,477
Later years	483,333
Total	$1,255,290

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 11. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve, Great Plains Life, and First Wyoming Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri, South Dakota, and Wyoming Departments of Insurance, respectively. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Subsequent to year-end, the Arizona regulators required us to make a $1.0 million capital contribution to American Life. The following table summarizes the statutory net loss and statutory capital and surplus of American Life, Capital Reserve, Great Plains Life, and First Wyoming Life as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014. The amounts below as of and for the year ended December 31, 2014 are based on the respective company’s audited statutory financial statements. The audits of the companies’ statutory financial statements as of and for the year ended December 31, 2015 are expected to be completed by May 31, 2016.

	Statutory Net Loss for the Years Ended December 31,
	2015	2014
American Life	$1,275,874	$1,465,181
Capital Reserve	$77,720	$123,940
Great Plains Life	$436,268	$112,890
First Wyoming Life	$493,511	$311,803

	Statutory Capital and Surplus as of December 31,
	2015	2014
American Life	$2,526,392	$2,429,604
Capital Reserve	$1,464,044	$1,332,772
Great Plains Life	$1,663,368	$2,025,982
First Wyoming Life	$2,715,494	$3,272,791

Note 12. Surplus Notes

The following provides a summary of the American Life’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of December 31, 2015:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of December 31, 2015, the Company has accrued $229,405 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet.

Note 13. Investment in Pacific Northwest Capital Corporation

During the first quarter of 2014, we purchased additional shares of Pacific Northwest Capital Corporation (Pacific Northwest). The purchase increased our total investment in Pacific Northwest to 850,000 shares. Our aggregate ownership percentage increased to approximately 22.4%.

As a result of the increased ownership of Pacific Northwest, the Company changed its method of carrying the investment from cost to equity as required by GAAP. Under the equity method, the Company records its proportionate share of the earnings of Pacific Northwest. There was no effect of the change in accounting method for the year ended December 31, 2015. The effect of the change in accounting method for the year ended December 31, 2014, was to increase loss before provision for income taxes and net loss by $72,306. The change for the period ended December 31, 2014 decreased our investment in Pacific Northwest to zero.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 14. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to the Company’s subsidiaries and to non-consolidated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the years ended December 31, 2015 and 2014 amounted to $154,670 and $295,093, respectively.

Note 15. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at December 31, 2015, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

On January 29, 2015, the Department of Insurance of the state of Arizona required that Midwest make a capital contribution to American Life. The transaction was recorded for statutory purposes as of December 31, 2015. Midwest received an advance from Northstar for $1.0 million on February 19, 2016 and Midwest contributed the $1.0 million to American Life on February 22, 2016.

On March 15, 2016, we acquired Northstar Financial Corp., a Minnesota corporation (“Northstar”) pursuant to an agreement dated December 18, 2015. Northstar became a wholly-owned subsidiary of ours. We have exchanged 1.27 shares of our voting common stock for each share of Northstar common stock, or approximately 4,198,250 shares. Northstar’s primary asset at the time of its acquisition by us was cash of approximately $2.2 million. The Company will account for the acquisition of Northstar as an Asset Acquisition.

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

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2015

			Amount
			Recognized in
	Amortized		Consolidated
	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturity securities, available for sale:
U.S. government obligations	$3,256,704	$3,193,499	$3,193,499
States and political subdivisions -- general obligations	1,001,993	995,051	995,051
States and political subdivisions -- special revenue	275,333	273,336	273,336
Corporate	19,745,201	18,809,391	18,809,391
Total fixed maturity securities	$24,279,231	$23,271,277	$23,271,277

Equity securities, at cost	140,250		140,250
Real estate, held for investment	529,769		529,769
Policy loans	420,775		420,775
Total Investments	$25,370,025		$24,362,071

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Balance Sheets

	As of December 31,
	2015	2014
Assets:
Investment in subsidiaries (1)	$7,640,794	$5,988,239
Equity method investments	-	978,744
Equity securities, at cost	140,250	124,250
Total investments	7,781,044	7,091,233
Cash and cash equivalents	212,422	1,132,057
Property and equipment, net	85,339	85,654
Other assets	381,149	243,066
Total assets	$8,459,954	$8,552,010
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	1,555,980	515,275
Total liabilities	1,555,980	515,275
Stockholders' Equity:
Preferred stock, Series A	74	74
Preferred stock, Series B	103	103
Common stock	18,006	13,168
Additional paid-in capital	31,584,529	29,583,631
Accumulated deficit	(23,685,525)	(21,167,496)
Accumulated other comprehensive loss	(1,013,213)	(392,745)
Total Midwest Holding Inc.'s stockholders' equity	6,903,974	8,036,735
Total liabilities and stockholders' equity	$8,459,954	$8,552,010

(1)	Eliminated in consolidation.

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Comprehensive Income

	As of December 31,
	2015	2014
Income:
Investment (loss) income, net of expenses	$(363,263)	$(443,847)
Net realized gain on investments	-	341,914
Miscellaneous income	536,997	630,690
	173,734	528,757

Expenses:
General	1,562,147	1,940,913

Loss before income tax expense	(1,388,413)	(1,412,156)
Income tax expense	-	-
Loss before equity in loss of consolidated subsidiaries	(1,388,413)	(1,412,156)
Equity in loss of consolidated subsidiaries	(2,034,194)	(2,032,830)
Bargain purchase gain for business acquisition	904,578	-
Net loss attributable to Midwest Holding Inc.	$(2,518,029)	$(3,444,986)

Comprehensive loss:
Unrealized gains (losses) on investments arising during period	(620,468)	347,346
Less: reclassification adjustment for net realized gains on investments	-	-
Other comprehensive (loss) income	(620,468)	347,346
Comprehensive loss attributable to Midwest Holding Inc.	$(3,138,497)	$(3,097,640)

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(2,518,029)	$(3,444,986)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	747,476	(1,199,861)
Depreciation	43,825	43,825
Net realized gain on investments	-	(341,914)
Bargain purchase gain for business acquired	(904,578)	-
Equity in net loss of unconsolidated subsidiaries	357,437	438,175
Non-cash compensation expense	-	1,917
Other assets and liabilities	986,290	(675,343)
Net cash (used in) operating activities	(1,287,579)	(5,178,187)
Cash Flows from Investing Activities:
Equity securities carried at cost:
Purchases	-	(61,383)
Proceeds from equity securities carried at cost	9,000	1,955,500
Acquisition of First Wyoming Capital Corporation	165,759	-
Net change in notes receivable	-	27,383
Merger of Great Plains Investment in New Mexico Capital Corporation	-	(20,000)
Purchases of property and equipment	(37,480)	(60,895)
Net cash provided by investing activities	137,279	1,840,605
Cash Flows from Financing Activities:
Issurance of common stock	286,722	-
Repurchases of common stock	-	(58,252)
Proceeds from issuance of preferred stock	-	616,012
Preferred stock dividend	(56,057)	-
Net transfers from noncontrolling interest	-	3,861,767
Net cash provided by financing activities	230,665	4,419,527
Net (decrease) increase in cash and cash equivalents	(919,635)	1,081,945
Cash and cash equivalents:
Beginning	1,132,057	50,112
Ending	$212,422	$1,132,057

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014
Supplemental Disclosure of Non-Cash Information
Exchange of common stock for non-controlling interest	$-	$3,861,767
Common stock issued on the First Wyoming acquisition	1,811,682	-
	$1,811,682	$3,861,767

See accompanying Report of Independent Registered Public Accounting Firm

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

	As of December 31, 2015			For the Year Ended December 31, 2015
		Future Policy				Death and	Amortization
		Benefits,				Other Benefits	of Deferred
	Deferred Policy	Claims and			Net	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Premium	Investment	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Revenue	Income (Loss)	Reserves	Costs	Expenses
Life Insurance	$2,765,063	$38,892,420	$113,757	$3,424,377	$306,531	$2,219,415	$469,674	$4,518,633

	As of December 31, 2014			For the Year Ended December 31, 2014
		Future Policy				Death and	Amortization
		Benefits,				Other Benefits	of Deferred
	Deferred Policy	Claims and			Net	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Premium	Investment	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Revenue	Income (Loss)	Reserves	Costs	Expenses
Life Insurance	$2,646,970	$34,376,204	$82,504	$4,007,810	$(9,883)	$2,789,391	$625,680	$5,130,312

See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

					Percentage
			Assumed		of Amount
		Ceded to Other	from Other		Assumed to
	Gross Amount	Companies	Companies	Net Amount	Net
Year ended December 31, 2015

Life insurance in force	252,791,000	147,714,000	15,349,000	120,426,000	12.75%

Life insurance premiums	$2,963,317	$498,787	$36,777	$3,425,327	1.07%

Year ended December 31, 2014

Life insurance in force	245,498,000	141,321,000	13,913,000	118,090,000	11.78%

Life insurance premiums	$4,312,808	$340,464	$35,466	$4,007,810	0.88%

See accompanying Report of Independent Registered Public Accounting Firm

Schedule V

Midwest Holding Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31,
	2015	2014
Accumulated Depreciation:
Beginning of the year	713,167	545,646
Depreciation expense	157,387	174,658
Disposals	(6,028)	(7,137)
End of the year	$864,526	$713,167

See accompanying Report of Independent Registered Public Accounting Firm

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Stock Purchase Agreement, dated January 20, 2009, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.2	Stock Purchase Agreement, dated November 8, 2010, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

2.3

Amendment I to Stock Purchase Agreement, dated May 20, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.3 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

2.4	Amendment II to Stock Purchase Agreement, dated August 2, 2011, by and among Midwest Holding Inc., American Life & Security Corp., Old Reliance Insurance Company and David G. Elmore. (Incorporated by reference to Exhibit 2.4 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

2.5	Plan and Agreement of Exchange - Midwest Holding Inc., Great Plains Financial Corporation and Security Capital Corporation dated November 25, 2013. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on February 11, 2014.)

2.6	Plan and Agreement of Exchange - Midwest Holding Inc., Northstar Financial Corporation dated December 18, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on January 8, 2016).

3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.)

3.5	American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.1†	Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Travis Meyer. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.2†	Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Mark Oliver. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.3†	Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/k/a Corporate Development Inc.). (Incorporated by reference to Exhibit 1032 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.4	Administrative Services Agreement, dated August 17, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

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