Form 10-Q
period 2016-03-31
MIDWEST HOLDING INC.
filed 2016-05-13
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of May 1, 2016, there were 22,558,811 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Investments, available for sale, at fair value
Fixed maturies (amortized cost: $24,544,279 and $24,279,231, respectively)	$23,971,517	$23,271,277
Equity securities, at cost	121,316	140,250
Real estate, held for investment	526,759	529,769
Policy loans	411,317	420,775
Total investments	25,030,909	24,362,071
Cash and cash equivalents	3,640,463	1,192,336
Amounts recoverable from reinsurers	11,983,984	12,212,656
Interest and dividends due and accrued	258,183	264,791
Due premiums	588,088	640,073
Deferred acquisition costs, net	2,654,918	2,765,063
Value of business acquired, net	1,967,601	2,039,110
Intangible assets	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	214,241	217,565
Assets associated with business held for sale (see Note 3)	16,671,841	16,870,241
Other assets	470,190	532,674
Total assets	$65,310,242	$62,926,404
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$24,269,191	$24,155,140
Policy claims	602,517	839,859
Deposit-type contracts	14,566,838	13,897,421
Advance premiums	78,189	57,699
Total policy liabilities	39,516,735	38,950,119
Accounts payable and accrued expenses	1,000,379	1,013,313
Liabilities associated with business held for sale (see Note 3)	15,274,751	15,508,998
Surplus notes	550,000	550,000
Total liabilities	56,341,865	56,022,430
Commitments and Contingencies (See Note 9)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; issued and outstanding 74,159 shares
as of March 31, 2016 and December 31, 2015.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; issued and outstanding 102,669 shares
as of March 31, 2016 and December 31, 2015.	103	103
Common stock, $0.001 par value. Authorized 120,000,000 shares;
issued and outstanding 22,558,811 as of March 31, 2016
and 18,006,301 shares as of December 31, 2015.	22,559	18,006
Additional paid-in capital	33,964,290	31,584,529
Accumulated deficit	(24,454,445)	(23,685,525)
Accumulated other comprehensive loss	(564,204)	(1,013,213)
Total Midwest Holding Inc.'s stockholders' equity	8,968,377	6,903,974
Total liabilities and stockholders' equity	$65,310,242	$62,926,404

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2016	2015
Income:
Premiums	$927,433	$878,551
Investment income, net of expenses	213,128	195,624
Net realized gain on investments	2,885	78,248
Miscellaneous income	50,307	54,852
	1,193,753	1,207,275
Expenses:
Death and other benefits	229,022	198,867
Interest credited	170,594	129,352
Increase in benefit reserves	167,025	250,624
Amortization of deferred acquisition costs	122,494	130,347
Salaries and benefits	520,230	512,551
Other operating expenses	753,308	765,654
	1,962,673	1,987,395
Loss before income taxes	(768,920)	(780,120)
Income tax expense	-	-
Net loss	$(768,920)	$(780,120)

Comprehensive income:
Unrealized gains on investments
arising during period	451,894	144,143
Less: reclassification adjustment for net
realized gains on investments	(2,885)	(78,248)
Other comprehensive income	449,009	65,895
Comprehensive loss	$(319,911)	$(714,225)
Net loss per common share, basic and diluted	$(0.04)	$(0.06)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three Months ended March 31,
2016		2015
Cash Flows from Operating Activities:
Net loss	$(768,920)	$(780,120)
Adjustments to reconcile net loss to net cash and cash equivalents provided by
(used in) operating activities:
Net adjustment for premium and discount on investments	53,305	35,942
Depreciation and amortization	110,007	95,325
Deferred acquisition costs capitalized	(29,338)	(321,377)
Amortization of deferred acquisition costs	122,494	130,347
Net realized (gain) on investments	(2,885)	(78,248)
(Gain) from equity method investments	-	(39,061)
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	228,672	186,140
Interest and dividends due and accrued	6,608	(23,165)
Due premiums	51,985	14,768
Policy liabilities	74,984	539,873
Other assets and liabilities	16,387	(80,569)
Other assets and liabilities held for sale	(9,435)	21,950
Net cash (used for) operating activities	(146,136)	(298,195)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(4,131,457)	(4,915,445)
Proceeds from sale or maturity	3,819,463	4,425,048
Net change in equity securities carried at cost:
Purchases	25,000	-
Proceeds from sale or maturity	1,434	3,000
Proceeds from payments on mortgage loans on real estate, held for investment	-	349,386
Acquisition of Northstar Financial Corporation	2,427,394	-
Net change in policy loans	9,458	(29,359)
Purchases of property and equipment	(27,101)	(2,432)
Net cash provided by (used for) investing activities	2,124,191	(169,802)
Cash Flows from Financing Activities:
Issuance of common stock	-	135,000
Preferred stock dividend	(21,560)	-
Receipts on deposit-type contracts	713,317	619,229
Withdrawals on deposit-type contracts	(221,685)	(148,148)
Net cash provided by financing activities	470,072	606,081
Net increase in cash and cash equivalents	2,448,127	138,084
Cash and cash equivalents:
Beginning	1,192,336	2,310,047
Ending	$3,640,463	$2,448,131

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Supplemental Cash Flow Information
(Unaudited)

	March 31, 2016	December 31, 2015
Supplemental Disclosure of Non-Cash Information
Common stock issued on Northstar Acquition	$2,405,874	$-
Common stock issued on the First Wyoming acquisition	-	1,811,612
	$2,405,874	$1,811,612

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of operations: Midwest Holding Inc. and its wholly owned subsidiaries (“Midwest” or the “Company,” which also may be referred to as “we,” “our” or “us”) operate multiple insurance businesses through one business segment. These insurance companies are: American Life & Security Corporation (“American Life”), Capital Reserve Life Insurance Company (“Capital Reserve”), First Wyoming Life Insurance Company (“First Wyoming Life”) and Great Plains Life Assurance Company (“Great Plains”). Through these insurance companies we sell traditional, non-traditional and multi-benefit life insurance policies.

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2105 (“2015 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of the other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the three months ended March 31, 2016 or 2015.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Included within the Company’s equity securities are certain privately purchased common stocks. These investments are recorded using the cost basis method of accounting. These securities do not have a readily determinable fair value. The Company does not control these entities economically, and therefore does not consolidate these entities in its financial statements.

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

Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2016 and December 31, 2015, the Company had no cash equivalents. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

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

The following table provides information about deferred acquisition costs for the periods ended March 31, 2016 and December 31, 2015, respectively.

	Three Months	Year Ended
	Ended March 31,	December 31,
	2016	2015
Balance at beginning of period	$2,765,063	$2,646,970
Capitalization of commissions, sales and issue expenses	29,337	552,466
Change in DAC due to unrealized investment (gains) losses	(16,989)	35,301
Gross amortization	(122,494)	(469,674)
Balance at end of period	$2,654,918	$2,765,063

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. Additionally, the Company paid an upfront ceding commission of $375,000 to Security National Life (“SNL”) in respect of the purchase of Capital Reserve. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place. The remaining capitalized and SNL asset balances at March 31, 2016, of $43,622 and $130,504, respectively, will be included in the accounting for the anticipated sale of Capital Reserve in mid 2016. Midwest acquired Great Plains Financial in 2014 and established an asset for value of business acquired of $1,288,207. Midwest acquired First Wyoming Capital during 2015 and established an asset for value of business acquired of $506,600. These assets are being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $56,478 and $43,814 for the three months ended March 31, 2016 and 2015, respectively relative to these transactions.

Additionally, American Life purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the three months ended March 31, 2016 and 2015 totaled $15,031 and $554, respectively.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. If this current estimate is less than the existing balance, the difference is charged to expense. Management has determined that no events occurred in the three months ended March 31, 2016 that suggest a review should be undertaken.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. Management has determined that no events occurred in the three months ended March 31, 2016 that suggest a review should be undertaken.

The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Management has determined that no events occurred in the three months ended March 31, 2016 that suggest a review should be undertaken.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $35,490 and $42,491 for the three months ended March 31, 2016 and 2015, respectively. Accumulated depreciation totaled $900,015 and $864,526 as of March 31, 2016 and December 31, 2015, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the three months ended March 31, 2016 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of March 31, 2016 or December 31, 2015.

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

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2010. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at March 31, 2016 and December 31, 2015.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 100,000,000 shares authorized and 20,000,000 preferred shares authorized. At March 31, 2016 and December 31, 2015, the Company had 22,558,811 and 18,006,301 common shares issued and outstanding, respectively.

At March 31, 2016 and December 31, 2015, the Company had 1,179 warrants outstanding. The warrants are exercisable through December 31, 2016 for 10 shares of voting common stock at an exercise price of $6.50 per share.

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 2015, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred Class A share is $0.001 with 2,000,000 shares authorized. At March 31, 2016 and December 31, 2015, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The Company may only affect a conversion through a deemed liquidation or initial public offering. The par value per preferred Class B share is $0.001 with 1,000,000 shares authorized. The stated dividend rate on the Class B preferred shares is 7%, commencing after December 31, 2014. Dividends of $21,560 and $56,057 were paid as of March 31, 2016 and December 31, 2015 respectively. At March 31, 2016, and December 31, 2015, the Company had 102,669 Class B preferred shares issued and outstanding.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended March 31, 2016 and 2015 were 18,806,110 and 13,177,987 shares, respectively.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

●

Liquidity Risk—The Company has investments in development stage companies, which are either seeking to raise capital to form life insurance subsidiaries in their respective states of incorporation. The shares have very limited marketability for an indefinite period of time. There is not currently, and may never be, a public market in these securities, and there is no assurance that any of these securities will ever become publicly traded or that an active trading market will develop or be sustained. Consequently, we may not be able to liquidate our investment in these securities.

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

New accounting standards: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) regarding accounting for revenue recognition that identifies the accounting treatment for an entity's contracts with customers. Although insurance contracts are excluded from this ASU, other customer contracts of the Company would be covered. In August of 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating this guidance, but it does not believe that there will be a material impact to the consolidated financial statements.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

In January 2016, the FASB issued ASU 2016-1, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consideration and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values, however; the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current US GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, and is applicable to the Company in fiscal 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

Note 2. Acquisitions

On March 15, 2016, Midwest acquired Northstar Financial Corporation (“Northstar”), an inactive Minnesota corporation, pursuant to an Agreement and Plan of Merger dated December 18, 2015, under which Midwest Acquisition Minnesota, Inc. (“Acquisition”) a wholly owned subsidiary of Midwest merged (the “Merger”) with and into Northstar, with Northstar being the survivor. Pursuant to the Merger, Midwest exchanged 1.27 shares of its voting common stock for each share of Northstar common stock, or approximately 4,553,000 shares. In addition, as of March 15, 2016, all filings necessary to consummate the Merger under applicable state corporate laws were completed and the transactions contemplated by the Merger were completed. Approval of the Merger was not required by the shareholders of Midwest. Subsequent to the closing, Northstar merged into Midwest.

We are treating the merger of Northstar into Midwest as an asset acquisition. The assets (primarily cash) and liabilities of Northstar were recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date.

On October 27, 2015, Midwest acquired 100% of the remaining outstanding shares of First Wyoming, a Wyoming corporation, that it did not previously own pursuant to an Agreement and Plan of Merger dated July 31, 2015. The accounting for this acquisition is still preliminary. The fair value of the Midwest common stock issued as consideration, the fair value of our previously held equity interest in First Wyoming, and the assets acquired and liabilities assumed from our acquisition of First Wyoming was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas that are not yet finalized are related to the fair value of Midwest common stock issued, the fair value of our previously held equity interest in First Wyoming, and the fair value of VOBA. Measurement period adjustments will be applied to the period that the adjustment is identified in our consolidated financial statements.

The following table presents unaudited pro forma consolidated total income and net loss as if the acquisition had occurred as of January 1, 2015.

Quarter ended March 31, (unaudited)	2015
Premiums	$993,567
Investment income	261,758
Miscellaneous income	28,878
Total income	$1,284,203

Net loss	$(1,000,970)

The unaudited pro forma total income and net loss above was adjusted to eliminate the equity method investment income of $39,061 for the quarter ended March 31, 2015 and eliminate TPA fees paid by First Wyoming to Midwest of $25,794 for the quarter ended March 31, 2015. The unaudited pro forma net loss presented above also includes adjustments for the amortization of VOBA for the period ended March 31, 2015 of $12,665.

Note 3. Assets and Liabilities Held for Sale

In December, 2015, American Life entered into a purchase agreement with an outside third party to sell its interest in Capital Reserve Life Insurance Company (“Capital Reserve”), which is dormant. The sale of Capital Reserve is subject to insurance regulatory approval.

As of March 31, 2016 and December 31, 2015, Midwest classified $16.7 million and $16.9 million, respectively, of assets related to Capital Reserve as a business held-for-sale within total assets and $15.3 million and $15.5 million, respectively, of liabilities related to Capital Reserve as a business held-for-sale within total liabilities on the Consolidated Balance Sheet. The held for sale assets are primarily comprised of amounts recoverable from reinsurers, and the held for sale liabilities are primarily comprised of benefit reserves and deposit-type contracts.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 4. Investments

See Note 1 in our 2015 Form 10-K for information regarding our accounting policy relating to available-for-sale (“AFS”) securities, which also includes additional disclosures regarding our fair value measurements.

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of March 31, 2016 and December 31, 2015 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2016:
Fixed maturities:
U.S. government obligations	$3,266,346	$28,470	$21,611	$3,273,205
States and political subdivisions -- general obligations	723,823	8,440	728	731,535
States and political subdivisions -- special revenue	275,328	13,989	91	289,226
Corporate	20,278,782	55,758	656,989	19,677,551
Total fixed maturities	$24,544,279	$106,657	$679,419	$23,971,517

December 31, 2015:
Fixed maturities:
U.S. government obligations	$3,256,704	$6,610	$69,815	$3,193,499
States and political subdivisions -- general obligations	1,001,993	-	6,942	995,051
States and political subdivisions -- special revenue	275,333	-	1,997	273,336
Corporate	19,745,201	1,468	937,278	18,809,391
Total fixed maturities	$24,279,231	$8,078	$1,016,032	$23,271,277

The Company has five securities that individually exceed 10% of the total of the state and political subdivisions categories as of March 31, 2016. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
March 31, 2016:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$111,746	$115,088	AA+
Longview Washington Refunding	165,531	167,831	NR
Memphis Tenn	110,761	113,558	AA
Maricopa County Arizona School District No. 31	335,787	335,059	AA
States and political subdivisions -- special revenue
Philadelphia PA Auth For Indl Dev City Svc Agreem	149,371	154,656	AA
Total	$873,196	$886,191

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at March 31, 2016 and December 31, 2015, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2016			December 31, 2015
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,510,561	$21,191	5	$2,484,188	$62,343	14
States and political subdivisions --
general obligations	335,059	728	1	660,569	5,004	5
States and political subdivisions --
special revenue	-	-	-	248,146	1,618	2
Corporate	6,843,819	179,722	36	15,320,916	796,204	97
Greater than 12 months:
U.S. government obligations	405,297	420	3	305,055	7,472	3
States and political subdivisions --
general obligations	-	-	-	334,481	1,938	1
States and political subdivisions --
special revenue	25,452	91	1	25,190	379	1
Corporate	9,726,890	477,267	46	3,166,108	141,074	22
Total fixed maturities	$18,847,078	$679,419	92	$22,544,653	$1,016,032	145

Based on our review of the securities in an unrealized loss position at March 31, 2016 and December 31, 2015, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at March 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$7,994	$8,110
Due after one year through five years	1,815,645	1,826,723
Due after five years through ten years	14,370,383	13,970,572
Due after ten years	8,350,257	8,166,112
	$24,544,279	$23,971,517

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2016 and December 31, 2015, these required deposits had a total amortized cost of $6,481,586 and $6,186,865 and fair values of $6,381,218 and $6,000,376, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The components of net investment income for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
Fixed maturities	$209,656	$158,963
Equity securities	5,250	24
Cash and short-term investments	4	1
Gain for equity method investments	-	39,061
Other	11,655	14,617
	226,565	212,666
Less investment expenses	(13,437)	(17,042)
	$213,128	$195,624

Proceeds for the three months ended March 31, 2016 and 2015 from sales of investments classified as available-for-sale were $3,619,463 and $4,425,048, respectively. Gross gains of $23,756 and $103,788 and gross losses of $20,871 and $25,540 were realized on those sales during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, all mortgage loans were sold. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the periods ended March 31, 2016 and December 31, 2015.

	Three months ended	Year ended
	March 31, 2016	December 31, 2015
Balance at beginning of period	$-	$349,386
Proceeds from settlement on mortgage loans on real estate, held for investment	-	(349,386)
Balance at end of period	$-	$-

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended March 31, 2016, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

Cost method investments: The cost method investments are comprised of New Mexico Capital Corporation. This security has no active trading and the fair value for this security is not readily determinable. Therefore, this investment has been omitted from the fair value disclosure tables.

Cash: The carrying value of cash and cash equivalents and short-term investments approximate the fair value because of the short maturity of the instruments.

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $237,502 and $229,405 in carrying value of the surplus notes as of March 31, 2016 and December 31, 2015, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

There were no transfers of financial instruments between any levels during the three months ended March 31, 2016 or during the year ended December 31, 2015.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2016
Fixed maturities:
U.S. government obligations	$-	$3,273,205	$-	$3,273,205
States and political subdivisions — general obligations	-	731,535	-	731,535
States and political subdivisions — special revenue	-	289,226	-	289,226
Corporate	-	19,677,551	-	19,677,551
Total fixed maturities	$-	$23,971,517	$-	$23,971,517
December 31, 2015
Fixed maturities:
U.S. government obligations	$-	$3,193,499	$-	$3,193,499
States and political subdivisions — general obligations	-	995,051	-	995,051
States and political subdivisions — special revenue	-	273,336	-	273,336
Corporate	-	18,809,391	-	18,809,391
	$-	$23,271,277	$-	$23,271,277

Accounting standards require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis are discussed above. There were no financial assets or financial liabilities measured at fair value on a non-recurring basis. Equity securities carried at cost are privately purchased common stocks. These common stocks are recorded using the cost basis of accounting. These securities have no active trading and the fair value for these securities is not readily determinable. The Company does not control these entities economically, and therefore does not consolidate these entities.

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$411,317	$-	$-	$411,317	$411,317
Cash and cash equivalents	3,640,463	3,640,463	-	-	3,640,463
Liabilities:
Policyholder deposits
(Deposit-type contracts)	14,566,838	-	-	14,566,838	14,566,838
Surplus notes and accrued interest payable	787,502	-	-	771,470	771,470

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	December 31, 2015
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$420,775	$-	$-	$420,775	$420,775
Cash and cash equivalents	1,192,336	1,192,336	-	-	1,192,336
Liabilities:
Policyholder deposits
(Deposit-type contracts)	13,897,421	-	-	13,897,421	13,897,421
Surplus notes and accrued interest payable	779,405	-	-	768,022	768,022

Note 6. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Deferred tax assets:
Loss carry forwards	$9,325,442	$8,962,587
Capitalized costs	648,016	667,264
Unrealized losses on investments	198,057	356,495
Benefit reserves	1,033,863	1,071,997
Total deferred tax assets	11,205,378	11,058,343
Less valuation allowance	(9,412,556)	(9,287,024)
Total deferred tax assets, net of valuation allowance	1,792,822	1,771,319
Deferred tax liabilities:
Policy acquisition costs	660,649	593,654
Due premiums	218,389	234,468
Value of business acquired	668,984	693,297
Intangible assets	238,000	238,000
Property and equipment	6,800	11,900
Total deferred tax liabilities	1,792,822	1,771,319
Net deferred tax assets	$-	$-

At March 31, 2016 and December 31, 2015, the Company recorded a valuation allowance of $9,412,556 and $9,287,024, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of March 31, 2016, have expiration dates that range from 2024 through 2035.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

There was no income tax expense for the three months ended March 31, 2016 and 2015. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended March 31,
	2016	2015
Computed expected income tax benefit	$(261,433)	$(265,241)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	9,157	3,672
Dividends received deduction	-	(6)
Other	(31,694)	66,166
	(22,537)	69,832
Tax benefit before valuation allowance	(283,970)	(195,409)
Change in valuation allowance	283,970	195,409
Net income tax expense	$-	$-

Note 7. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 is as follows:

	March 31, 2016	December 31, 2015
Balance sheets:
Benefit and claim reserves assumed	$2,774,171	$2,763,779
Benefit and claim reserves ceded	11,983,984	12,212,656

	Three months ended March 31,
	2016	2015
Statements of comprehensive income:
Premiums assumed	$6,765	$7,251
Premiums ceded	66,157	81,621
Benefits assumed	5,023	4,589
Benefits ceded	355,126	258,956
Commissions assumed	8	4
Commissions ceded	639	953

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of March 31, 2016:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$25,699	$184,474	$-	$210,173
Sagicor Life Insurance Company	A-	-	369,173	11,636,482	231,844	11,773,811
		$-	$394,872	$11,820,956	$231,844	$11,983,984

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At March 31, 2016 and December 31, 2015 total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $11,773,811 and $11,873,254, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At March 31, 2016 and December 31, 2015, no contingency reserve was established.

Note 8. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for quarter ended March 31, 2016 and year ended December 31, 2015:

	Quarter Ended	Year Ended
	March 31, 2016	December 31, 2015
Beginning balance	$13,897,421	$10,722,227
First Wyoming Life beginning balance	-	799,990
Change in deposit-type contracts assumed from SNL	-	(1,200)
Deposits received	713,317	2,387,104
Investment earnings	170,594	533,646
Withdrawals	(211,185)	(533,762)
Contract Charges	(3,309)	(10,584)
Ending balance	$14,566,838	$13,897,421

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company also subleases office space for a satellite office in Kearney, Nebraska, which was executed on June 11, 2012 which was closed and cancelled January 2015. Great Plains entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. Rent expense for the three months ended March 31, 2016 and 2015 was $73,210 and $56,375 respectively. Future minimum payments rental are as follows:

2016	165,495
2017	158,149
2018	136,557
2019	141,412
2020	146,477
Later years	483,333
Total	$1,231,423

Note 10. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve, Great Plains Life, and First Wyoming Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri, South Dakota, and Wyoming Departments of Insurance, respectively Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of American Life, Capital Reserve, and Great Plains Life, and First Wyoming Life as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015.

	Statutory Capital and Surplus as of
	March 31, 2016	December 31, 2015
American Life	$2,287,251	$2,526,392
Capital Reserve	$1,425,860	$1,464,044
Great Plains Life	$1,663,703	$1,663,368
First Wyoming Life	$2,624,061	$2,715,494

	Statutory Net Income (Loss) for the three months ended March 31,
	2016	2015
American Life	$(196,533)	$(331,604)
Capital Reserve	$(38,731)	$(38,078)
Great Plains Life	$(1,832)	$(136,886)
First Wyoming Life	$(95,159)	$(59,774)

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 11. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of March 31, 2016:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Any payments and/or repayments must be approved by the Arizona Department of Insurance. As of March 31, 2016, the Company has accrued $237,502 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the three months ending March 31, 2016, or during the year ended December 31, 2015.

Note 12. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each customer, generate fee income for the Company. Services provided to each customer vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended March 31, 2016 and 2015 were $14,500 and $54,986, respectively.

Note 13. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at March 31, 2016, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued and found no events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2016, compared with December 31, 2015, and the results of operations for the three months ended March 31, 2016, compared with the corresponding period in 2015 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "estimates," "projects," "intends," "anticipates," and "likely," and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our 2015 Form 10-K.

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

Overview

Midwest Holding Inc., a Nebraska corporation, (“we”, “us”, “our”, “Midwest”, “the Company” or “the Registrant”) was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned life insurance subsidiary, American Life & Security Corp. (“American Life”). Capital Reserve Life Insurance Company of Jefferson City, Missouri (“Capital Reserve”) is a dormant, wholly owned subsidiary of American Life. On August 5, 2014, Great Plains Financial (“Great Plains”) was acquired by us. The wholly owned subsidiary of Great Plains, Great Plains Life Assurance Company (“Great Plains Life”) became a subsidiary of Midwest and then became a wholly owned subsidiary of American Life through a capital contribution from us. On October 27, 2015, we acquired First Wyoming Capital Corporation (“First Wyoming”). The subsidiary of First Wyoming, First Wyoming Life Insurance Company (“First Wyoming Life”), became a 99.9% owned subsidiary of ours.

From our inception, we have raised approximately $18.0 million through sales of shares of voting common stock and convertible non-voting preferred stock in several private placements exempt from registration under Section 4(2) of the Securities Act of 1933, Regulation D thereunder and an intrastate offering in the State of Nebraska.

The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $24.5 million through March 31, 2016. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur significant operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

Critical Accounting Policies and Estimates

The MD&A included in our 2015 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2015 Form 10-K.

Premium Revenue

When American Life commenced operations in September 2009, we began to receive premium income from the sales of life insurance. Capital Reserve, acquired in 2010, has had minimal impact on operations as it has no premium income or related expenses. We also generate premium revenue from our other life insurance subsidiaries, Great Plains Life and First Wyoming Life.

Consolidated Results of Operations

Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues for the three months ended March 31, 2016 and 2015 are summarized in the table below.

	Three months ended March 31,
	2016	2015
Premiums	$927,433	$878,551
Investment income, net of expenses	213,128	195,624
Net realized gain (loss) on investments	2,885	78,248
Miscellaneous income	50,307	54,852
	$1,193,753	$1,207,275

Premium revenue: Premium revenue for the three months ended March 31, 2016 increased compared to the same period in 2015 due primarily to the consolidation of First Wyoming Life as a result of our purchase of First Wyoming in October 2015. We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium. The other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits rather than revenues. Premiums on our other insurance products are recognized as earned when due. Production of new life premium decreased significantly on a quarter to quarter comparison because actuarial development and regulatory approval of American Life’s new life insurance products have taken a significant amount of time. Due to our low levels of capital and surplus we have reduced our selling efforts. We will continue to have limited production of new business in order to preserve surplus of American Life, First Wyoming Life and Great Plains Life.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
	2016	2015
Fixed maturities	$209,656	$158,963
Equity securities	5,250	24
Cash and short-term investments	4	1
Gain from equity method investments	-	39,061
Other	11,655	14,617
	221,315	212,666
Less investment expenses	$(13,437)	(17,042)
	$213,128	$195,624

The increase in investment income was due primarily to the increased size of our bond portfolio and the consolidation of First Wyoming Life investment income following the acquisition of First Wyoming. This increase was offset by us no longer having equity method investments as a result of the mergers of First Wyoming Life and Northstar. Policy loan interest and miscellaneous investment income is included in the “Other” line item above. The decrease in “Other” was primarily due to decreased policy loan amounts.

Net realized gains on investments: The net realized gain decreased primarily due to the sale of one bond in 2015 that generated a gain of $77,000.

Miscellaneous income: Miscellaneous income decreased primarily due to decreased third party administration fee income due to the acquisition of First Wyoming Life in 2015. We expect this source of revenue to remain small as these services are not performed for any companies in which we do not have an equity ownership. At March 31, 2016, we had two customers for whom we performed these services. Fees earned during the three months ended March 31, 2016 and 2015 were $14,500 and $54,986, respectively.

Expenses for the three months ended March 31, 2016 and 2015 are summarized in the table below.

	Three months ended March 31,
	2016	2015
Death and other benefits	$229,022	$198,867
Interest credited	170,594	129,352
Increase in benefit reserves	167,025	250,624
Amortization of deferred acquisition costs	122,494	130,347
Salaries and benefits	520,230	512,551
Other operating expenses	753,308	765,654
	$1,962,673	$1,987,395

Death and other benefits: Death benefits increased slightly. Death benefits are expected to continue on the Old Reliance block of business as a result of the age of the block and the type of policy sold prior to the acquisition by Midwest. The Company maintains policy reserves to offset the effect of such claims. No claims have been incurrred on the new business written as of March 31, 2016.

Interest credited: The increase was due to the increase in the deposit-type liabilities owed to the policyholders due to the First Wyoming Life merger.

Increase in benefit reserves: The decrease in benefit reserves reflects the maturity of our in-force block of business and increase in surrenders as well as the effect of the structure of the initial life insurance policy sold by American Life, Great Plains Life and First Wyoming Life.

Amortization of deferred acquisition costs: The decline is a result of fewer policies written in 2016.

Salaries and benefits: The slight increase is related to increased salaries due to the acquisition of First Wyoming Life offset by a reduction in staff.

Other operating expenses: Other operating expenses decreased slightly due to a decrease in exam fees due to a refund from South Dakota for 2015 fees recognized in 2016 offset by an increase in operating expenses due to the acquisition of First Wyoming Life.

Net Loss: Net loss was ($768,920) for the three months ended March 31, 2016, compared to a net loss of ($780,120) for the same period in 2015. The decrease in net loss was primarily due to an increase in premium revenue, higher investment income, a decrease in reserves, a decrease in amortization of deferred acquisition costs and a reduction in other operating expenses; offset by an increase in death benefits and salaries and benefits and a decrease in realized gains on investments.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate held for investment, and policy loans. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$3,273,205	11.4%	$3,193,499	12.5%
States and political subdivisions - general
obligation	731,535	2.6	822,094	3.2
States and political subdivisions - special revenue	289,226	1.0	334,481	1.3
Corporate	19,677,551	68.6	18,921,203	74.0
Total fixed maturity securities	23,971,517	83.6	23,271,277	91.0
Cash and cash equivalents	3,640,463	12.7	1,192,336	4.8
Equity securities, at cost	121,316	0.4	140,250	0.5
Other investments:
Real estate, held for investment	526,759	1.8	529,769	2.1
Policy loans	411,317	1.5	420,775	1.6
Total	$28,671,372	100.00%	$25,554,407	100%

Increases in fixed maturity securities primarily resulted from the acquisition of First Wyoming Life.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,490,731	14.6%	$3,406,770	14.6%
AA	1,689,266	7.0	1,711,366	7.4
A	6,022,146	25.1	6,341,991	27.2
BBB	12,601,543	52.6	11,534,042	49.6
Total investment grade	23,803,686	99.3	22,994,169	98.8
BB and other	167,831	0.7	277,108	1.2
Total	$23,971,517	100.0%	$23,271,277	100.0%

Reflecting the quality of securities maintained by the Company, 99.3% and 98.8% of all fixed maturity securities were investment grade as of March 31, 2016 and December 31, 2015, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

Market Risks of Financial Instruments

The Company holds a portfolio of investments that primarily includes cash, bonds, stocks, and real estate, held for investment. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk.

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

The Company seeks to mitigate its exposure to adverse interest rate movements through staggering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

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

Liquidity and Capital Resources

Since inception in 2003, the Company’s operations have been financed primarily through the sale of voting common stock and non-voting preferred stock. Its operations have not been profitable and have generated significant operating losses.

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

Net cash used by operating activities was $146,136 for the three months ended March 31, 2016. The primary sources of cash from operating activities were from premium receipts, collection amounts due from reinsurers, amortization of deferred acquisition costs and policy liabilities. The primary uses of cash from operating activities were from payments of commissions to agents. Net cash provided by investing activities was $2,124,191. The primary source of cash was from the acquisition of Northstar Financial Corporation and sales of available for sale securities. Offsetting this source of cash was the Company’s investments in available for sale securities and the purchase of property and equipment. Net cash provided by financing activities was $470,072. The primary source of cash was receipts on deposit type contracts. These were offset by withdrawals on deposit type contracts and a preferred stock dividend.

At March 31, 2016, the Company had cash and cash equivalents totaling $3,640,463. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. Our insurance subsidiaries will require additional capital as they continue to incur operating losses in the early stage of their insurance operation.

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

As required by Exchange Act Rule 13a-15(b), management of the Company, including the Chief Executive Officer and the Vice President , conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon an evaluation at the end of the period, the Chief Executive Officer and the Vice President concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 in response to Item 1A of Part I of such Form 10-K.

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

Dated: May 13, 2016

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)