Form 10-Q
period 2016-06-30
MIDWEST HOLDING INC.
filed 2016-08-12
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

As of August 1, 2016, there were 22,558,956 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments, available-for-sale, at fair value
Fixed maturies (amortized cost: $24,400,678 and $24,279,231, respectively)	$24,354,666	$23,271,277
Equity securities, at cost	53,816	140,250
Real estate, held for investment	523,749	529,769
Policy loans	393,492	420,775
Total investments	25,325,723	24,362,071
Cash and cash equivalents	3,214,086	1,192,336
Amounts recoverable from reinsurers	11,859,279	12,212,656
Interest and dividends due and accrued	261,206	264,791
Due premiums	636,734	640,073
Deferred acquisition costs, net	2,649,927	2,765,063
Value of business acquired, net	1,897,986	2,039,110
Intangible assets	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	191,053	217,565
Assets associated with business held for sale (see Note 3)	16,345,892	16,870,241
Other assets	1,141,958	532,674
Total assets	$65,353,668	$62,926,404
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$24,459,542	$24,155,140
Policy claims	461,792	839,859
Deposit-type contracts	15,165,556	13,897,421
Advance premiums	56,481	57,699
Total policy liabilities	40,143,371	38,950,119
Accounts payable and accrued expenses	1,088,578	1,013,313
Liabilities associated with business held for sale (see Note 3)	14,988,764	15,508,998
Surplus notes	550,000	550,000
Total liabilities	56,770,713	56,022,430
Commitments and Contingencies (See Note 9)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; issued and outstanding 74,159 shares
as of June 30, 2016 and December 31, 2015.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; issued and outstanding 102,669 shares
as of June 30, 2016 and December 31, 2015.	103	103
Common stock, $0.001 par value. Authorized 120,000,000 shares;
issued and outstanding 22,558,956 as of June 30, 2016
and 18,006,301 shares as of December 31, 2015.	22,559	18,006
Additional paid-in capital	33,964,290	31,584,529
Accumulated deficit	(25,374,520)	(23,685,525)
Accumulated other comprehensive loss	(29,551)	(1,013,213)
Total stockholders' equity	8,582,955	6,903,974
Total liabilities and stockholders' equity	$65,353,668	$62,926,404

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income:
Premiums	$932,042	$993,554	$1,859,475	$1,872,105
Investment income, net of expenses	201,778	100,121	414,906	295,745
Net realized (loss) gain on investments	(56,629)	(74,543)	(53,744)	3,705
Miscellaneous income	13,250	44,392	63,557	99,244
	1,090,441	1,063,524	2,284,194	2,270,799
Expenses:
Death and other benefits	179,096	262,432	408,118	461,299
Interest credited	182,395	126,246	352,989	255,598
Increase in benefit reserves	224,644	247,927	391,669	498,551
Amortization of deferred acquisition costs	25,233	123,503	147,727	253,850
Salaries and benefits	593,093	479,284	1,113,323	991,835
Other operating expenses	806,055	647,217	1,559,363	1,412,871
	2,010,516	1,886,609	3,973,189	3,874,004
Loss before income taxes	(920,075)	(823,085)	(1,688,995)	(1,603,205)
Income tax expense	-	-	-	-
Net loss	(920,075)	(823,085)	(1,688,995)	(1,603,205)

Comprehensive income:
Unrealized gains (losses) on investments
arising during period	478,024	(646,053)	929,918	(501,910)
Less: reclassification adjustment for net
realized losses (gains) on investments	56,629	74,543	53,744	(3,705)
Other comprehensive income	534,653	(571,510)	983,662	(505,615)
Comprehensive (loss)	$(385,422)	$(1,394,595)	$(705,333)	$(2,108,820)
Net loss per common share, basic and diluted	$(0.04)	$(0.06)	$(0.08)	$(0.12)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,688,995)	$(1,603,205)
Adjustments to reconcile net loss to net cash and cash equivalents provided by
(used in) operating activities:
Net adjustment for premium and discount on investments	105,673	74,421
Depreciation and amortization	208,235	196,192
Deferred acquisition costs capitalized	(66,951)	(453,647)
Amortization of deferred acquisition costs	147,727	253,850
Net realized loss (gain) on investments	53,744	(4,768)
Loss from equity method investments	-	16,650
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	353,377	388,325
Interest and dividends due and accrued	3,585	(1,085)
Due premiums	3,339	522
Policy liabilities	275,049	677,602
Other assets and liabilities	(569,165)	(202,324)
Other assets and liabilities held for sale	1,877	(76,993)
Net cash (used for) operating activities	(1,172,505)	(734,460)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(7,878,585)	(8,324,853)
Proceeds from sale or maturity	7,671,898	7,129,385
Securities held for sale:
Purchases	-	(305,675)
Proceeds from sale or maturity	52,703	287,236
Net change in equity securities carried at cost:
Proceeds from sale or maturity	26,434	6,000
Proceeds from payments on mortgage loans on real estate, held for investment	-	349,386
Acquisition of Northstar Financial Corporation	2,427,394	-
Net change in policy loans	27,283	(35,686)
Purchases of property and equipment	(29,515)	(4,566)
Net cash provided by (used for) investing activities	2,297,612	(898,773)
Cash Flows from Financing Activities:
Issuance of common stock	-	214,720
Preferred stock dividend	(21,560)	(34,497)
Receipts on deposit-type contracts	1,339,406	1,191,753
Withdrawals on deposit-type contracts	(421,203)	(288,496)
Net cash provided by financing activities	896,643	1,083,480
Net increase (decrease) in cash and cash equivalents	2,021,750	(549,753)
Cash and cash equivalents:
Beginning	1,192,336	2,310,047
Ending	$3,214,086	$1,760,294

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Supplemental Cash Flow Information
(Unaudited)

	June 30, 2016	June 30, 2015
Supplemental Disclosure of Non-Cash Information
Common stock issued on Northstar Acquisition	$2,405,874	$-
	$2,405,874	$1,811,612

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the six month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. All material inter-company accounts and transactions have been eliminated in consolidation.

Investments: All fixed maturities and a portion of the equity securities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Bond premiums and discounts are amortized using the scientific-yield method (calculated by multiplying the adjusted basis by the yield at issuance and then subtracting the coupon interest) over the term of the bonds. Realized gains and losses on securities sold during the year are determined by the specific security sold. Unrealized holding gains and losses, net of applicable income taxes, are included in comprehensive loss.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of the other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the six months ended June 30, 2016 or 2015.

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

Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2016 and December 31, 2015, the Company had no cash equivalents. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

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

The following table provides information about deferred acquisition costs for the periods ended June 30, 2016 and December 31, 2015, respectively.

	Six Months Ended	Year Ended
	June 30,	December 31,
	2016	2015
Balance at beginning of period	$2,765,063	$2,646,970
Capitalization of commissions, sales and issue expenses	66,951	552,466
Change in DAC due to unrealized investment (gains) losses	(34,360)	35,301
Gross amortization	(147,727)	(469,674)
Balance at end of period	$2,649,927	$2,765,063

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Value of business acquired: Value of business acquired represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. Additionally, the Company paid an upfront ceding commission of $375,000 to Security National Life (“SNL”) in respect of the purchase of Capital Reserve. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. The agreement has an automatic renewal provision unless the Company notifies SNL of its intention not to renew, no less than 180 days prior to the expiration of the then current agreement. Each automatic renewal period is for one year. This reinsurance remains in place. The remaining capitalized and SNL asset balances at June 30, 2016, of $43,622 and $130,504, respectively, will be included in the accounting for the anticipated sale of Capital Reserve in the second half of 2016. Midwest acquired Great Plains Financial in 2014 and established an asset for value of business acquired of $1,288,207. Midwest acquired First Wyoming Capital during 2015 and established an asset for value of business acquired of $506,600. These assets are being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The accounting for the First Wyoming acquisition is still preliminary and is expected to be final in the third quarter of 2016. The Company recognized amortization expense of $56,478 and $43,814 for the three months ended June 30, 2016 and 2015, respectively relative to these transactions. The Company recognized amortization expense of $112,957 and $87,627 for the six months ended June 30, 2016 and 2015, respectively related to these transactions.

Additionally, American Life purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the three months ended June 30, 2016 totaled $13,135 and the accretion recognized during the three months ended June 30, 2015 totaled $653. Amortization recognized during the six months ended June 30, 2016 and 2015 totaled $28,166 and $99, respectively.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. If this current estimate is less than the existing balance, the difference is charged to expense. Management has determined that no events occurred in the six months ended June 30, 2016 that suggest a review should be undertaken.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. Management has determined that no events occurred in the six months ended June 30, 2016 that suggest a review should be undertaken.

The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Management has determined that no events occurred in the six months ended June 30, 2016 that suggest a review should be undertaken.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $25,601 and $40,342 for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense totaled $61,091 and 82,834 for the six months ended June 30, 2016 and 2015, respectively. Accumulated depreciation totaled $925,617 and $864,526 as of June 30, 2016 and December 31, 2015, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the six months ended June 30, 2016 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of June 30, 2016 or December 31, 2015.

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

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2010. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at June 30, 2016 and December 31, 2015.

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

Comprehensive loss: Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable securities classified as available-for-sale, net of applicable taxes.

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 100,000,000 shares authorized and 20,000,000 preferred shares authorized. At June 30, 2016 and December 31, 2015, the Company had 22,558,956 and 18,006,301 common shares issued and outstanding, respectively.

At June 30, 2016 and December 31, 2015, the Company had 1,179 warrants outstanding. The warrants are exercisable through December 31, 2016 for 10 shares of voting common stock at an exercise price of $6.50 per share.

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 2015, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred Class A share is $0.001 with 2,000,000 shares authorized. At June 30, 2016 and December 31, 2015, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The Company may only affect a conversion through a deemed liquidation or initial public offering. The par value per preferred Class B share is $0.001 with 1,000,000 shares authorized. The stated dividend rate on the Class B preferred shares is 7%. Dividends of $21,560 and $56,057 were paid as of June 30, 2016 and December 31, 2015 respectively. At June 30, 2016, and December 31, 2015, the Company had 102,669 Class B preferred shares issued and outstanding.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended June 30, 2016 and 2015 were 22,558,956 and 13,212,653 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2016 and 2015 were 20,682,546 and 13,195,416 shares, respectively.

Risk and uncertainties: Certain risks and uncertainties are inherent in our day-to-day operations and in the process of preparing our consolidated financial statements. The more significant of those risks and uncertainties, as well as the Company’s method for mitigating the risks, can be referenced in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2105 (“2015 Form 10-K”), and should be read in connection with the reading of these interim unaudited consolidated financial statements.

New accounting standards: In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326). Under the new guidance, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2019. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic323). Under the new guidance, when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The new standard becomes effective December 15, 2016. Early adoption of this update is permitted and we will adopt this Update should an investment change from the cost method to the equity method due to a change in ownership or degree of influence.

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

In January 2016, the FASB issued ASU 2016-1, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however; the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, and is applicable to the Company in fiscal 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

On October 27, 2015, Midwest acquired 100% of the remaining outstanding shares of First Wyoming, a Wyoming corporation, that it did not previously own pursuant to an Agreement and Plan of Merger dated July 31, 2015. The accounting for this acquisition is still preliminary. The fair value of the Midwest common stock issued as consideration, the fair value of our previously held equity interest in First Wyoming, and the assets acquired and liabilities assumed from our acquisition of First Wyoming was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period of approximately twelve months. The primary areas that are not yet finalized are related to the fair value of Midwest common stock issued, the fair value of our previously held equity interest in First Wyoming, and the fair value of Value of Business Acquired (“VOBA”). Measurement period adjustments will be applied to the period that the adjustment is identified in our consolidated financial statements.

The following table presents unaudited pro forma consolidated total income and net loss as if the acquisition had occurred as of January 1, 2015.

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
	(unaudited)	(unaudited)
Premiums	$1,101,124	$2,094,691
Investment income	99,727	361,485
Miscellaneous income	5,872	34,750
Total income	$1,206,723	$2,490,926

Net loss	$(1,017,758)	$(2,018,728)

The unaudited pro forma total income and net loss above was adjusted to eliminate the equity method investment loss of $55,711 for the three months ended June 30, 2015 and a loss of $16,650 for the six months ended June 30, 2015. The elimination of TPA fees paid by First Wyoming to Midwest of $38,620 for the three months ended June 30, 2015 and of $64,594 for the six months ended June 30, 2015. The unaudited pro forma net loss presented above also includes adjustments for the amortization of VOBA for the three months ended June 30, 2015 of $12,665 and for the six months ended June 30, 2015 of $25,330.

Note 3. Assets and Liabilities Held for Sale

In December, 2015, American Life entered into a purchase agreement with an outside third party to sell its interest in Capital Reserve Life Insurance Company (“Capital Reserve”), which is dormant. Under the terms of the purchase agreement, American Life will receive cash which approximates the statutory surplus of Capital Reserve. American Life does not anticipate any gain or loss from this transaction to be significant. The sale of Capital Reserve is subject to insurance regulatory approval.

As of June 30, 2016 and December 31, 2015, Midwest classified $16.3 million and $16.9 million, respectively, of assets related to Capital Reserve as a business held-for-sale within total assets and $15.0 million and $15.5 million, respectively, of liabilities related to Capital Reserve as a business held-for-sale within total liabilities on the Consolidated Balance Sheet. The held for sale assets are primarily comprised of amounts recoverable from reinsurers, and the held for sale liabilities are primarily comprised of benefit reserves and deposit-type contracts. Closing is expected in the fourth quarter 2016.

Note 4. Investments

See Note 1 in our 2015 Form 10-K for information regarding our accounting policy relating to available-for-sale (“AFS”) securities, which also includes additional disclosures regarding our fair value measurements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of June 30, 2016 and December 31, 2015 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2016:
Fixed maturities:
U.S. government obligations	$4,206,158	$74,749	$109	$4,280,798
States and political subdivisions -- general obligations	721,784	$12,883	-	734,667
States and political subdivisions -- special revenue	275,307	$16,675	-	291,982
Corporate	19,197,429	$144,454	294,664	19,047,219
Total fixed maturities	$24,400,678	$248,761	$294,773	$24,354,666

December 31, 2015:
Fixed maturities:
U.S. government obligations	$3,256,704	$6,610	$69,815	$3,193,499
States and political subdivisions -- general obligations	1,001,993	-	6,942	995,051
States and political subdivisions -- special revenue	275,333	-	1,997	273,336
Corporate	19,745,201	1,468	937,278	18,809,391
Total fixed maturities	$24,279,231	$8,078	$1,016,032	$23,271,277

The Company has six securities that individually exceed 10% of the total of the state and political subdivisions categories as of June 30, 2016. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
June 30, 2016:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$111,501	$116,242	AA+
Longview Washington Refunding	164,760	168,273	NR
Memphis Tenn	110,369	114,872	AA
Maricopa County Arizona School District No. 31	335,154	335,280	AA
States and political subdivisions -- special revenue
Philadelphia PA Auth For Indl Dev City Svc Agreem	149,385	155,741	AA
Riviera Beach FLA Pub Impt Rev	100,407	110,485	AA
Total	$971,576	$1,000,893

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at June 30, 2016 and December 31, 2015, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2016			December 31, 2015
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$8,299	$109	1	$2,484,188	$62,343	14
States and political subdivisions --
general obligations	-	-	-	660,569	5,004	5
States and political subdivisions --
special revenue	-	-	-	248,146	1,618	2
Corporate	3,824,751	44,670	18	15,320,916	796,204	97
Greater than 12 months:
U.S. government obligations	-	-	-	305,055	7,472	3
States and political subdivisions --
general obligations	-	-	-	334,481	1,938	1
States and political subdivisions --
special revenue	-	-	-	25,190	379	1
Corporate	7,633,585	249,994	36	3,166,108	141,074	22
Total fixed maturities	$11,466,585	$294,773	55	$22,544,653	$1,016,032	145

Based on our review of the securities in an unrealized loss position at June 30, 2016 and December 31, 2015, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at June 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	2,067,384	2,093,965
Due after five years through ten years	13,563,010	13,513,005
Due after ten years	8,770,284	6,747,696
	$24,400,678	$24,354,666

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2016 and December 31, 2015, these required deposits had a total amortized cost of $7,701,787 and $6,186,865 and fair values of $7,759,577 and $6,000,376, respectively.

The components of net investment income for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed maturities	$207,495	$161,652	$417,151	$320,615
Equity securities	-	162	5,250	186
Cash and short-term investments	1	1	5	2
Loss for equity method investments	-	(55,711)	-	(16,650)
Other	15,627	15,799	27,282	30,416
	223,123	121,903	449,688	334,569
Less investment expenses	(21,345)	(21,782)	(34,782)	(38,824)
	$201,778	$100,121	$414,906	$295,745

Proceeds for the three months ended June 30, 2016 and 2015 from sales of investments classified as available-for-sale were $3,897,138 and $2,840,976, respectively. Gross gains of $45,897 and $14,613 and gross losses of $35,026 and $89,156 were realized on those sales during the three months ended June 30, 2016 and 2015, respectively. Proceeds for the six months ended June 30, 2016 and 2015 from sales of investments classified as available-for-sale were $7,516,601 and $7,166,021, respectively. Gross gains of $69,653 and $118,401 and gross losses of $55,897 and $114,696 were realized on those sales during the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, all mortgage loans were sold. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the periods ended June 30, 2016 and December 31, 2015.

	Six months ended	Year ended
	June 30, 2016	December 31, 2015
Balance at beginning of period	$-	$349,386
Proceeds from settlement on mortgage loans on real estate, held for investment	-	(349,386)
Balance at end of period	$-	$-

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended June 30, 2016, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $237,502 and $229,405 in carrying value of the surplus notes as of June 30, 2016 and December 31, 2015, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2016
Fixed maturities:
U.S. government obligations	$-	$4,280,798	$-	$4,280,798
States and political subdivisions — general obligations	-	734,667	-	734,667
States and political subdivisions — special revenue	-	291,982	-	291,982
Corporate	-	19,047,219	-	19,047,219
Total fixed maturities	$-	$24,354,666	$-	$24,354,666
December 31, 2015
Fixed maturities:
U.S. government obligations	$-	$3,193,499	$-	$3,193,499
States and political subdivisions — general obligations	-	995,051	-	995,051
States and political subdivisions — special revenue	-	273,336	-	273,336
Corporate	-	18,809,391	-	18,809,391
	$-	$23,271,277	$-	$23,271,277

There were no transfers of financial instruments between any levels during the six months ended June 30, 2016 or during the year ended December 31, 2015.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$393,492	$-	$-	$393,492	$393,492
Cash and cash equivalents	3,214,086	3,214,086	-	-	3,214,086
Liabilities:
Policyholder deposits
(Deposit-type contracts)	15,165,556	-	-	15,165,556	15,165,556
Surplus notes and accrued interest payable	795,599	-	-	791,798	791,798

	December 31, 2015
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical Assets and	Significant Other	Significant
			Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$420,775	$-	$-	$420,775	$420,775
Cash and cash equivalents	1,192,336	1,192,336	-	-	1,192,336
Liabilities:
Policyholder deposits
(Deposit-type contracts)	13,897,421	-	-	13,897,421	13,897,421
Surplus notes and accrued interest payable	779,405	-	-	768,022	768,022

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 6. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Deferred tax assets:
Loss carry forwards	$9,563,021	$8,962,587
Capitalized costs	628,768	667,264
Unrealized losses on investments	10,367	356,495
Benefit reserves	1,022,824	1,071,997
Total deferred tax assets	11,224,980	11,058,343
Less valuation allowance	(9,471,333)	(9,287,024)
Total deferred tax assets, net of valuation allowance	1,753,647	1,771,319
Deferred tax liabilities:
Policy acquisition costs	634,200	593,654
Due premiums	234,432	234,468
Value of business acquired	645,315	693,297
Intangible assets	238,000	238,000
Property and equipment	1,700	11,900
Total deferred tax liabilities	1,753,647	1,771,319
Net deferred tax assets	$-	$-

At June 30, 2016 and December 31, 2015, the Company recorded a valuation allowance of $9,471,333 and $9,287,024, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of June 30, 2016, have expiration dates that range from 2024 through 2035.

There was no income tax expense for the three or six months ended June 30, 2016 and 2015. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Computed expected income tax benefit	$(312,825)	$(279,849)	$(574,258)	$(545,090)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	9,598	12,862	18,755	16,534
Dividends received deduction	-	(38)	-	(44)
Other	56,760	193,054	25,066	259,220
	66,358	205,878	43,821	275,710
Tax benefit before valuation allowance	(246,467)	(73,971)	(530,437)	(269,380)
Change in valuation allowance	246,467	73,971	530,437	269,380
Net income tax expense	$-	$-	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 7. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 is as follows:

	June 30, 2016	December 31, 2015
Balance sheets:
Benefit and claim reserves assumed	$2,695,539	$2,763,779
Benefit and claim reserves ceded	11,859,279	12,212,656

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Statements of comprehensive income:
Premiums assumed	$5,466	$6,417	$12,231	$13,668
Premiums ceded	84,117	75,748	150,274	157,370
Benefits assumed	25,135	47,370	30,158	51,959
Benefits ceded	216,531	273,537	571,656	532,493
Commissions assumed	9	6	17	10
Commissions ceded	650	900	1,288	1,854

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of June 30, 2016:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$30,450	$189,504	$-	$219,954
Sagicor Life Insurance Company	A-	-	281,272	11,597,158	239,105	11,639,325
		$-	$311,722	$11,786,662	$239,105	$11,859,279

During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At June 30, 2016 and December 31, 2015 total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $11,639,325 and $11,873,254, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At June 30, 2016 and December 31, 2015, no contingency reserve was established.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 8. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the six months ended June 30, 2016 and year ended December 31, 2015:

	Six Months Ended	Year Ended
	June 30, 2016	December 31, 2015
Beginning balance	$13,897,421	$10,722,227
First Wyoming Life beginning balance	-	799,990
Change in deposit-type contracts assumed from SNL	-	(1,200)
Deposits received	1,339,406	2,387,104
Investment earnings	352,989	533,646
Withdrawals	(421,203)	(533,762)
Contract Charges	(3,057)	(10,584)
Ending Balance	$15,165,556	$13,897,421

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

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. Great Plains entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. First Wyoming leases space in Cheynne, Wyoming, which expires on August 31, 2016. Rent expense for the three months ended June 30, 2016 and 2015 was $99,833 and $55,377 respectively. Rent expense for the six months ended June 30, 2016 and 2015 was $173,043 and $111,752 respectively. Future minimum payments rental are as follows:

2016	$92,292
2017	149,481
2018	136,557
2019	141,412
2020	146,477
Later years	483,333
Total	$1,149,552

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 10. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Arizona Department of Insurance. Likewise, Capital Reserve, Great Plains Life, and First Wyoming Life are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Missouri, South Dakota, and Wyoming Departments of Insurance, respectively Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. The following table summarizes the statutory net loss and statutory capital and surplus of American Life, Capital Reserve, and Great Plains Life, and First Wyoming Life as of June 30, 2016 and December 31, 2015 and for the six months ended June 30, 2016 and 2015.

	Statutory Capital and Surplus as of
	June 30, 2016	December 31, 2015
American Life	$1,938,747	$2,526,392
Capital Reserve	1,381,445	1,464,044
Great Plains Life	1,582,416	1,663,368
First Wyoming Life	2,625,322	2,715,494

	Statutory Net Income (Loss) for the six months ended June 30,
	2016	2015
American Life	$(397,388)	$(697,981)
Capital Reserve	(80,322)	(25,490)
Great Plains Life	(71,036)	(261,506)
First Wyoming Life	(223,940)	(165,211)

Note 11. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of June 30, 2016:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Any payments and/or repayments must be approved by the Nebraska Department of Insurance. As of June 30, 2016, the Company has accrued $245,599 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the six months ending June 30, 2016, or during the year ended December 31, 2015. The surplus note for $300,000 matured on August 1, 2016. Due to the nature of surplus notes, a repayment cannot be made without the prior approval of the Nebraska regulators.

Note 12. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each customer, generate fee income for the Company. Services provided to each customer vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended June 30, 2016 and 2015 were $13,500 and $40,608, respectively. Fees earned during the six months ended June 30, 2016 and 2015 were $28,000 and $95,594, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 13. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at June 30, 2016, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued and found no events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2016, compared with December 31, 2015, and the results of operations for the three and six months ended June 30, 2016, compared with the corresponding periods in 2015 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $25.4 million through June 30, 2016. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur significant operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

In July 2016, Midwest’s wholly owned subsidiary, American Life, received regulatory approval to change its state of domicile from Arizona to Nebraska.

Critical Accounting Policies and Estimates

The MD&A included in our 2015 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2015 Form 10-K.

Consolidated Results of Operations – Three Months Ended June 30, 2016

Revenues are primarily generated from premium revenues and investment income. Revenues for the three months ended June 30, 2016 and 2015 are summarized in the table below.

	Three months ended June 30,
	2016	2015
Premiums	$932,042	$993,554
Investment income, net of expenses	201,778	100,121
Net realized gain (loss) on investments	(56,629)	(74,543)
Miscellaneous income	13,250	44,392
	$1,090,441	$1,063,524

Premium revenue: Premium revenue for the three months ended June 30, 2016 decreased compared to the same period in 2015 primarily due to the reduction of our selling efforts in the last twelve months to preserve our regulatory capital and surplus. We expect to have limited production of new business in order to preserve surplus for the next twelve months. The decline is also related to the GAAP accounting for premiums from our Accumulator life insurance product (our primary product). We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium and the other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances rather than revenues. These decreases were offset by $100,000 of premium earned by First Wyoming as a result of our purchase of First Wyoming which were not included in the 2015 results.

Investment income, net of expenses: The components of net investment income for the three months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,
	2016	2015
Fixed maturities	$207,495	$161,652
Equity securities	-	162
Cash and short-term investments	1	1
Loss for equity method investments	-	(55,711)
Other	15,627	15,799
	223,123	121,903
Less investment expenses	(21,345)	(21,782)
	$201,778	$100,121

The increase in investment income was due primarily to the increased size of our bond portfolio due to the cash of $2.4 million received from our acquisition of Northstar which was partially invested, the consolidation of First Wyoming Life and its investment income of $63,000, and the losses from equity method investments decreasing due to restating prior year treatment for the investment in Pacific Northwest Corporation from cost to equity method of accounting. Policy loan interest, real estate investments, and miscellaneous investment income is included in the “Other” line item above.

Miscellaneous income: Miscellaneous income decreased primarily due to decreased third party administration fee income due to the acquisition of First Wyoming in 2015 and the acquisition of Northstar in March 2016. We expect this source of revenue to remain small as these services are not performed for any companies in which we do not have an equity ownership. At June 30, 2016, we had two customers for whom we performed these services. Fees earned during the three months ended June 30, 2016 and 2015 were $13,500 and $40,608, respectively.

Expenses for the three months ended June 30, 2016 and 2015 are summarized in the table below.

	Three months ended June 30,
	2016	2015
Death and other benefits	$179,096	$262,432
Interest credited	182,395	126,246
Increase in benefit reserves	224,644	247,927
Amortization of deferred acquisition costs	25,233	123,503
Salaries and benefits	593,093	479,284
Other operating expenses	806,055	647,217
	$2,010,516	$1,886,609

Death and other benefits: Death benefits decreased compared to the same period in 2015. A decrease in our pending claims and incurred but not reported claims contributed to the change. Death benefits are expected to continue on the Old Reliance block of business as a result of the age of the block and the type of policy sold prior to the acquisition by Midwest in 2010. The Company maintains policy reserves to offset the effect of such claims. No claims have been incurred on the new business written as of the three months ended June 30, 2016, or related to the inclusion of First Wyoming.

Interest credited: The increase was due to the increase in the deposit-type liabilities owed to the policyholders and inclusion of First Wyoming which added $967,000 of annuities.

Increase in benefit reserves: The decrease in benefit reserves reflects the maturity of our in-force block of business, the decrease in new business written, and the increase in surrenders. The decrease was offset by the inclusion of First Wyoming which added $4,000 of reserves.

Amortization of deferred acquisition costs: The decline was due primarily to the decrease in surrenders in 2016 and the decline in new business written to conserve capital and surplus.

Salaries and benefits: The increase was due the salaries that were previously related to Northstar of $76,000 and the inclusion of First Wyoming salaries and benefits of $49,000. These were offset by decreases in salaries and benefits due to staff reductions.

Other operating expenses: Other operating expenses increased due to the inclusion of First Wyoming of $107,000, stock transfer, legal, and other expenses related to the Northstar acquisition of $70,000, travel due to capital raising of $30,000, legal expenses related to insurance subsidiary redomestication and merger of $27,000, and various other smaller net increases. These increases were offset by a decrease in marketing fees of $65,000.

Net Loss: Net loss was ($920,075) for the three months ended June 30, 2016, compared to a net loss of ($823,085) for the same period in 2015. The increase in net loss was primarily due to a decrease in premium revenue and the net loss of $93,000 as a result of the inclusion of First Wyoming, and non-recurring expenses relating to the Northstar merger and redomestication of our life insurance subsidiaries, offset by a decrease in death benefits, an increase in investment income, and a decrease in the amortization of deferred acquisition costs.

Consolidated Results of Operations – Six Months Ended June 30, 2016

Revenues are primarily generated from premium revenues and investment income. Revenues for the six months ended June 30, 2016 and 2015 are summarized in the table below.

	Six months ended June 30,
	2016	2015
Premiums	1,859,475	$1,872,105
Investment income, net of expenses	414,906	295,745
Net realized gain (loss) on investments	(53,744)	3,705
Miscellaneous income	63,557	99,244
	$2,284,194	$2,270,799

Premium revenue: Premium revenue for the six months ended June 30, 2016 decreased compared to the same period in 2015 primarily due to the reduction of our selling efforts in the last twelve months to preserve our regulatory capital and surplus. We expect to have limited production of new business over the next year in order to preserve surplus. The decline was also related to the GAAP accounting for premiums from our Accumulator life insurance product (our primary product). We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium and the other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances rather than revenues. These decreases were offset by $200,000 of premiums earned by First Wyoming as a result of our purchase of First Wyoming which was not included in prior year results.

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2016 and 2015 are as follows:

	Six months ended June 30,
	2016	2015
Fixed maturities	$417,151	$320,615
Equity securities	5,250	186
Cash and short-term investments	5	2
Loss from equity method investments	-	(16,650)
Other	27,282	30,416
	449,688	334,569
Less investment expenses	(34,782)	(38,824)
	$414,906	$295,745

The increase in investment income was due primarily to the increased size of our bond portfolio due to the cash of $2.4 million received from our acquisition of Northstar which was partially invested, the consolidation of First Wyoming Life investment income of $63,000, and the losses from equity method investments decreasing due to restating prior year treatment for the investment in Pacific Northwest Corporation from cost to equity method of accounting. Policy loan interest, real estate investments, and miscellaneous investment income is included in the “Other” line item above.

Miscellaneous income: Miscellaneous income decreased primarily due to our TPA (as discussed above) fee income declined due to the First Wyoming and Northstar mergers. We expect this source of revenue to remain small as these services are not performed for any companies in which we do not have an equity ownership. At June 30, 2016, we had two customers for whom we performed these services. Fees earned during the six months ended June 30, 2016 and 2015 were $28,000 and $95,594, respectively.

Expenses for the six months ended June, 2016 and 2015 are summarized in the table below.

	Six months ended June 30,
	2016	2015
Death and other benefits	$408,118	$461,299
Interest credited	352,989	255,598
Increase in benefit reserves	391,669	498,551
Amortization of deferred acquisition costs	147,727	253,850
Salaries and benefits	1,113,323	991,835
Other operating expenses	1,559,363	1,412,871
	$3,973,189	$3,874,004

Death and other benefits: Death benefits decreased compared to the same period in 2015, as a decrease in our pending claims and incurred but not reported claims for American Life contributed primarily to the change. Death benefits are expected to continue on the Old Reliance block of business as a result of the age of the block and the type of policy sold prior to the acquisition of Midwest in 2010. The Company maintains policy reserves to offset the effect of such claims. No claims have been incurred on the new business written during the first six months ended June 30, 2016 for American Life or Great Plains Life. These decreases were offset by $30,000 of claims relating to the inclusion of First Wyoming.

Interest credited: The increase was due to the increase in the deposit-type liabilities owed to the policyholders and the inclusion of First Wyoming which added $967,000 of annuities.

Increase in benefit reserves: The decrease in benefit reserves reflects the maturity of our in-force block of business, the decrease in new business written and the increase in surrenders. These decreases were offset by First Wyoming which added $31,000.

Amortization of deferred acquisition costs: The decline is due primarily to the decrease in surrenders in 2016 and the decline in new business written to conserve capital and surplus.

Salaries and benefits: The increase was due to the inclusion of First Wyoming salaries and benefits of $160,000.

Other operating expenses: Other operating expenses increased due to the inclusion of First Wyoming of $239,000, expenses related to Northstar and First Wyoming mergers and the redomestication and merger of our life subsidiaries of $186,000, and increase in travel expenses due to capital raising efforts of $35,000, offset by decreases in marketing fees of $88,000, and the reimbursement for Great Plains Life examination fees of $67,000.

Net Loss: Net loss was ($1,688,995) for the six months ended June 30, 2016, compared to a net loss of ($1,603,205) for the same period in 2015. The increase in net loss was due to the net loss of $185,000 as a result of the inclusion of First Wyoming, the decline in premium revenue, increase in interest credited, and other operating expenses, offset by higher investment income, lower death benefits, decrease in reserves, and decrease in amortization of deferred acquisition costs.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate held for investment, and policy loans. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$4,280,798	15.0%	$3,193,499	12.5%
States and political subdivisions - general
obligation	734,667	2.6	822,094	3.2
States and political subdivisions - special revenue	291,982	1.0	334,481	1.3
Corporate	19,047,219	66.7	18,921,203	74.0
Total fixed maturity securities	24,354,666	85.3	23,271,277	91.0
Cash and cash equivalents	3,214,086	11.3	1,192,336	4.8
Equity securities, at cost	53,816	0.2	140,250	0.5
Other investments:
Real estate, held for investment	523,749	1.8	529,769	2.1
Policy loans	393,492	1.4	420,775	1.6
Total	$28,539,809	100.0%	$25,554,407	100.0%

Increases in fixed maturity securities primarily resulted from the acquisition of Northstar.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$4,498,321	18.5%	$3,406,770	14.6%
AA	1,713,445	7.0	1,711,366	7.4
A	6,136,744	25.2	6,341,991	27.2
BBB	11,837,883	48.6	11,534,042	49.6
Total investment grade	24,186,393	99.3	22,994,169	98.8
BB and other	168,273	0.7	277,108	1.2
Total	$24,354,666	100.0%	$23,271,277	100.0%

Reflecting the quality of securities maintained by the Company, 99.3% and 98.8% of all fixed maturity securities were investment grade as of June 30, 2016 and December 31, 2015, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

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

Net cash used by operating activities was $1,172,505 for the six months ended June 30, 2016. The primary sources of cash from operating activities were from premium receipts and collection amounts due from reinsurers. The primary uses of cash from operating activities were from payments of commissions to agents and policy liabilities. Net cash provided by investing activities was $2,297,612. The primary source of cash was from the acquisition of Northstar Financial Corporation and sales of available-for-sale securities. Offsetting this source of cash was the Company’s investments in available-for-sale securities and the purchase of property and equipment. Net cash provided by financing activities was $896,643. The primary source of cash was receipts on deposit type contracts. These were offset by withdrawals on deposit type contracts and a preferred stock dividend.

At June 30, 2016, the Company had cash and cash equivalents totaling $3,214,086. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The surplus notes for $300,000 and $200,000 matured on August 1, 2016 and September 1, 2016, respectively. Due to the nature of surplus notes a repayment cannot be made without the prior approval of the Nebraska regulators.

Although we believe we have sufficient cash to fund anticipated operating expenses and pay claims for at least the next twelve months, at present, we do not have sufficient regulatory capital and surplus for our life insurance subsidiaries in order to seek to sell a meaningful amount of new life insurance products. We are seeking to address this lack of capital through (i) our recent acquisition of Northstar, in which we contributed approximately $1.0 million of capital to American Life, our primary insurance subsidiary, (ii) we intend to seek to raise additional equity capital during the last half of 2016, and (iii) we are in the process of redomesticating First Wyoming Life in Nebraska and merge it into American Life, which will significantly increase the capital and surplus of American Life. However, we cannot assure investors in our company that we will be able to alleviate our capital constraints. A lack of new insurance policy sales will have a negative long-term impact on our profitability.

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

As required by Exchange Act Rule 13a-15(b), management of the Company, including the Chief Executive Officer and the Vice President, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon an evaluation at the end of the period, the Chief Executive Officer and the Vice President concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
__________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2016

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)