Form 10-Q
period 2016-09-30
MIDWEST HOLDING INC.
filed 2016-11-14
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

As of November 1, 2016, there were 22,558,956 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $27,443,918 and $24,279,231, respectively)	$27,375,374	$23,271,277
Equity securities, at cost	53,816	140,250
Real estate, held for investment	520,739	529,769
Policy loans	400,393	420,775
Total investments	28,350,322	24,362,071
Cash and cash equivalents	2,390,031	1,192,336
Amounts recoverable from reinsurers	11,809,580	12,212,656
Interest and dividends due and accrued	308,431	264,791
Due premiums	680,938	640,073
Deferred acquisition costs, net	2,571,878	2,765,063
Value of business acquired, net	1,791,534	2,039,110
Intangible assets	700,000	700,000
Goodwill	1,129,824	1,129,824
Property and equipment, net	171,396	217,565
Assets associated with business held for sale (see Note 3)	-	16,870,241
Other assets	448,887	532,674
Total assets	$50,352,821	$62,926,404
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$24,474,953	$24,155,140
Policy claims	553,415	839,859
Deposit-type contracts	15,361,883	13,897,421
Advance premiums	53,501	57,699
Total policy liabilities	40,443,752	38,950,119
Accounts payable and accrued expenses	1,564,723	1,013,313
Liabilities associated with business held for sale (see Note 3)	-	15,508,998
Surplus notes	550,000	550,000
Total liabilities	42,558,475	56,022,430
Commitments and Contingencies (See Note 9)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; issued and outstanding 74,159 shares
as of September 30, 2016 and December 31, 2015.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; issued and outstanding 102,669 shares
as of September 30, 2016 and December 31, 2015.	103	103
Common stock, $0.001 par value. Authorized 120,000,000 shares;
issued and outstanding 22,558,956 as of September 30, 2016
and 18,006,301 shares as of December 31, 2015.	22,559	18,006
Additional paid-in capital	33,034,824	31,584,529
Accumulated deficit	(25,196,383)	(23,685,525)
Accumulated other comprehensive loss	(66,831)	(1,013,213)
Total Midwest Holding Inc.'s stockholders' equity	7,794,346	6,903,974
Total liabilities and stockholders' equity	$50,352,821	$62,926,404

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income:
Premiums	$738,522	$819,017	$2,597,997	$2,691,122
Investment income, net of expenses	219,778	157,686	634,684	470,081
Loss on equity method investment	(420,720)	(79,000)	(420,720)	(95,650)
Net realized gain (loss) on investments	121,578	(16,088)	67,834	(12,383)
Miscellaneous income	21,558	53,963	85,115	153,207
	680,716	935,578	2,964,910	3,206,377
Expenses:
Death and other benefits	213,351	194,398	621,469	655,697
Interest credited	195,566	105,657	548,555	361,255
Increase in benefit reserves	112,948	74,051	504,617	572,602
Amortization of deferred acquisition costs	122,788	119,282	270,515	373,132
Salaries and benefits	589,254	438,128	1,702,577	1,429,963
Other operating expenses	595,198	473,919	2,154,561	1,886,790
	1,829,105	1,405,435	5,802,294	5,279,439
Operating loss	(1,148,389)	(469,857)	(2,837,384)	(2,073,062)
Bargain purchase gain for business acquisition	1,326,526	-	1,326,526	-
Income (loss) before income taxes	178,137	(469,857)	(1,510,858)	(2,073,062)
Income tax expense	-	-	-	-
Net income (loss)	178,137	(469,857)	(1,510,858)	(2,073,062)

Comprehensive income:
Unrealized gains (losses) on investments
arising during period	84,298	128,952	1,014,216	(372,958)
Less: reclassification adjustment for net
realized (gains) losses on investments	(121,578)	16,088	(67,834)	12,383
Other comprehensive (loss) income	(37,280)	145,040	946,382	(360,575)
Comprehensive income (loss)	$140,857	$(324,817)	$(564,476)	$(2,433,637)
Net income (loss) per common share, basic and diluted	$0.01	$(0.04)	$(0.07)	$(0.16)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,510,858)	$(2,073,062)
Adjustments to reconcile net loss to net cash and cash equivalents provided by
(used in) operating activities:
Net adjustment for premium and discount on investments	158,793	114,777
Depreciation and amortization	297,736	294,248
Deferred acquisition costs capitalized	(110,918)	(524,000)
Amortization of deferred acquisition costs	270,515	373,132
Net realized (gain) loss on investments	(67,834)	28,343
Bargain purchase gain for business acquired	(1,326,526)	-
Loss on equity method investment	420,720	95,650
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	403,076	600,746
Interest and dividends due and accrued	(43,640)	(29,015)
Due premiums	(40,865)	(38,278)
Policy liabilities	572,112	716,066
Other assets and liabilities	575,047	(322,553)
Other assets and liabilities held for sale	-	(81,068)
Net cash (used for) operating activities	(402,642)	(845,014)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(15,744,683)	(11,533,877)
Proceeds from sale or maturity	12,539,971	9,583,796
Securities associated with business held for sale
Purchases	52,703	(964,451)
Proceeds from sale or maturity	-	941,528
Net change in equity securities carried at cost:
Proceeds from sale	26,434	9,000
Sale of Capital Reserve Life Insurance Company	1,432,446	-
Proceeds from payments on mortgage loans on real estate, held for investment	-	349,386
Acquisition of Northstar Financial Corporation	2,427,394	-
Net change in policy loans	20,382	(44,236)
Net change in short-term investments	-	633
Purchases of property and equipment	(30,611)	(4,566)
Net cash provided by (used for) investing activities	724,036	(1,662,787)
Cash Flows from Financing Activities:
Issuance of common stock	-	214,720
Preferred stock dividend	(45,220)	(56,057)
Receipts on deposit-type contracts	1,786,850	1,725,623
Withdrawals on deposit-type contracts	(865,329)	(477,400)
Net cash provided by financing activities	876,301	1,406,886
Net increase (decrease) in cash and cash equivalents	1,197,695	(1,100,915)
Cash and cash equivalents:
Beginning	1,192,336	2,310,047
Ending	$2,390,031	$1,209,132

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Supplemental Cash Flow Information
(Unaudited)

	September 30, 2016	September 30, 2015
Supplemental Disclosure of Non-Cash Information
Measurement period adjustment on the First Wyoming acquisition	$(905,806)	$-
Common stock issued on Northstar Acquisition	2,405,874	-
	$1,500,068	$-

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

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. All material inter-company accounts and transactions have been eliminated in consolidation.

Investments: All fixed maturities and a portion of the equity securities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Bond premiums and discounts are amortized using the scientific-yield method (calculated by multiplying the adjusted basis by the yield at issuance and then subtracting the coupon interest) over the term of the bonds. Realized gains and losses on securities sold during the year are determined by the specific security sold. Unrealized holding gains and losses, net of applicable income taxes, are included in comprehensive income (loss).

Declines in the fair value of available-for-sale securities below their amortized cost are evaluated to assess whether any other-than-temporary impairment loss should be recorded. In determining if these losses are expected to be other-than-temporary, we consider severity of impairment, duration of impairment, forecasted recovery period, industry outlook, financial condition of the issuer, issuer credit ratings and the intent and ability of us to hold the investment until the recovery of the cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of the other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the nine months ended September 30, 2016 or 2015.

Investment income consists of interest, dividends, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Included within the Company’s equity securities are certain privately purchased common stocks. These investments are recorded using the cost basis method of accounting. These securities do not have a readily determinable fair value. Losses related to equity method investments relates to the Company’s previous minority interest in First Wyoming are reported in the Loss on equity method investment line in the Consolidated Statement of Comprehensive Income. The Company does not control these entities economically, and therefore does not consolidate these entities in its financial statements.

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

Cash and cash equivalents: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company had no cash equivalents. The Company has cash on deposit with financial institutions which at times may exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not suffered any losses in the past and does not believe it is exposed to any significant credit risk in these balances.

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

The following table provides information about deferred acquisition costs for the periods ended September 30, 2016 and December 31, 2015, respectively.

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2016	2015
Balance at beginning of period	$2,765,063	$2,646,970
Capitalization of commissions, sales and issue expenses	110,918	552,466
Change in DAC due to unrealized investment (gains) losses	(33,588)	35,301
Gross amortization	(270,515)	(469,674)
Balance at end of period	$2,571,878	$2,765,063

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Value of business acquired: Value of business acquired (“VOBA”) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies. American Life purchased Capital Reserve during 2010, resulting in an initial capitalized asset for value of business acquired of $116,326. The remaining capitalized VOBA asset balance at the sale date of August 29, 2016 of $40,714 was written off as a loss on American Life.

American Life paid an upfront ceding commission of $375,000 to Security National Life (“SNL”) at the time of acquisition of Capital Reserve in a separate transaction. An initial asset was established for the value of this business acquired totaling $348,010, representing primarily the ceding commission. Midwest acquired Great Plains Financial in 2014 and established an asset for value of business acquired of $1,288,207. Midwest acquired First Wyoming Capital during 2015 and established an asset for value of business acquired of $506,600. These assets are being amortized on a straight-line basis, which approximates the earnings pattern of the related policies, over ten years. The Company recognized amortization expense of $53,570 and $43,813 for the three months ended September 30, 2016 and 2015, respectively relative to these transactions. The Company recognized amortization expense of $166,528 and $131,441 for the nine months ended September 30, 2016 and 2015, respectively related to these transactions.

Additionally, American Life purchased Old Reliance in August 2011, resulting in an initial capitalized asset for value of business acquired of $824,485. This asset is being amortized over the life of the related policies (refer to “revenue recognition and related expenses” discussed later regarding amortization methods). Amortization recognized during the three months ended September 30, 2016 and 2015 totaled $12,168 and $14,002, respectively. Amortization recognized during the nine months ended September 30, 2016 and 2015 totaled $40,344 and $33,714, respectively.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. If this current estimate is less than the existing balance, the difference is charged to expense. Management has determined that no events occurred in the nine months ended September 30, 2016 that suggest a review should be undertaken.

Goodwill and Other Intangible Assets: Goodwill represents the excess of the amounts paid to acquire subsidiaries and other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred. Midwest sold Capital Reserve effective August 29, 2016 and the VOBA related to Capital Reserve was written off by American Life.

The Company assesses the recoverability of indefinite-lived intangible assets at least annually or whenever events or circumstances suggest that the carrying value of an identifiable indefinite-lived intangible asset may exceed the sum of the future discounted cash flows expected to result from its use and eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Management has determined that no events occurred in the nine months ended September 30, 2016 that suggest a review should be undertaken.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $20,275 and $37,230 for the three months ended September 30, 2016 and 2015, respectively. Depreciation expense totaled $81,366 and $120,063 for the nine months ended September 30, 2016 and 2015, respectively. Accumulated depreciation totaled $946,370 and $864,526 as of September 30, 2016 and December 31, 2015, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the nine months ended September 30, 2016 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of September 30, 2016 or December 31, 2015.

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

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2012. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at September 30, 2016 and December 31, 2015.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

Comprehensive income (loss): Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable securities classified as available-for-sale, net of applicable taxes.

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 100,000,000 shares authorized and 20,000,000 preferred shares authorized. At September 30, 2016 and December 31, 2015, the Company had 22,558,956 and 18,006,301 common shares issued and outstanding, respectively.

At September 30, 2016 and December 31, 2015, the Company had 1,179 warrants outstanding. The warrants are exercisable through December 31, 2016 for 10 shares of voting common stock at an exercise price of $6.50 per share.

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 2015, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred Class A share is $0.001 with 2,000,000 shares authorized. At September 30, 2016 and December 31, 2015, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The Company may only affect a conversion through a deemed liquidation or initial public offering. The par value per preferred Class B share is $0.001 with 1,000,000 shares authorized. The stated dividend rate on the Class B preferred shares is 7%. Dividends of $45,220 and $56,057 were paid as of September 30, 2016 and December 31, 2015 respectively. At September 30, 2016, and December 31, 2015, the Company had 102,669 Class B preferred shares issued and outstanding.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended September 30, 2016 and 2015 were 22,558,956 and 13,212,653 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2016 and 2015 were 21,312,581 and 13,195,416 shares, respectively.

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

New accounting standards: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). Under the new guidance, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2019. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). Under the new guidance, when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, this ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The new standard becomes effective December 15, 2016. Early adoption of this update is permitted and we will adopt this Update should an investment change from the cost method to the equity method due to a change in ownership or degree of influence.

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

In January 2016, the FASB issued ASU 2016-1, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however; the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, and is applicable to the Company in fiscal 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

Effective January 1, 2016, the Company adopted ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii) that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The company reflected these changes in Note 2 below.

Note 2. Acquisitions

On March 15, 2016, Midwest acquired Northstar Financial Corporation (“Northstar”), an inactive Minnesota corporation, pursuant to an Agreement and Plan of Merger dated December 18, 2015, under which Midwest Acquisition Minnesota, Inc. (“Acquisition”) a wholly owned subsidiary of Midwest merged (the “Merger”) with and into Northstar, with Northstar being the survivor. Pursuant to the Merger, Midwest exchanged 1.27 shares of its voting common stock for each share of Northstar common stock, or approximately 4,553,000 shares

The merger of Northstar was recorded as an asset acquisition. The assets (primarily cash) and liabilities of Northstar were recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date.

On October 27, 2015, Midwest acquired 100% of the remaining outstanding shares of First Wyoming, a Wyoming corporation, that it did not previously own pursuant to an Agreement and Plan of Merger dated July 31, 2015 by and among the Company, First Wyoming and Midwest Acquisition, Inc., a Wyoming corporation and wholly-owned subsidiary of the Company (“Merger Subsidiary”) (the “Merger Agreement”). Under the Merger Agreement, the Merger Subsidiary merged with and into First Wyoming (the “Merger”); the separate corporate existence of the Merger Subsidiary ceased and First Wyoming became the surviving corporation of the Merger and a wholly owned subsidiary of Midwest. Pursuant to the Merger Agreement, Midwest agreed to exchange 1.37 shares of its voting common stock for each share of First Wyoming common stock, or approximately 4,767,400 shares. The fair value of the Midwest shares exchanged to acquire 100% of the remaining outstanding shares of First Wyoming that it did not previously own was estimated by applying the income approach to be $905,806, which is different from our preliminary estimate of $1,811,612 as disclosed in Note 2 of the 2015 10-K. This fair value measurement is based on significant inputs that are not observable in the market. Key assumptions include projected total income growth of between 3% and 16%, expected long term growth of 3%, a discount rate of 16.0%, and a terminal value based on earnings and a capitalization rate of 13.0%. Subsequent to the Closing, First Wyoming merged into Midwest. On September 1, 2016 First Wyoming Life was merged into American Life.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The First Wyoming acquisition was accounted for under the acquisition method of accounting, which requires the consideration transferred and all assets and liabilities assumed to be recorded at fair value. Prior to the acquisition, Midwest held 22.1% of the outstanding shares of First Wyoming, which it had recorded in its financial statements under the equity method of accounting at a book value of $810,500 with a related accumulated other comprehensive loss of $30,410. The fair value of our previously held equity interest in First Wyoming was determined to be $221,430, resulting in a loss of $619,480 on the previously held equity interest. The preliminary fair value of our previously held equity interest in First Wyoming as disclosed in Note 2 of the 2015 10-K was determined to be $642,150 resulting in a loss of $198,760, which was included in net investment income (loss) in the 2015 10-K Consolidated Statement of Comprehensive Income for the year ended December 31, 2015 and the remaining $420,720 was recognized in the period ended September 30, 2016 in Loss on equity method investment on the Consolidated Statement of Comprehensive Income. The fair value of the previously held equity interest in First Wyoming was estimated by applying the income approach using significant inputs that are not observable in the market. Key assumptions include projected total income growth of between 3% and 13%, expected long term growth of 3%, a discount rate of 18.0%, a terminal value based on earnings and a capitalization rate of 13.0%, and adjustments due to lack of control that market participants would consider when estimating the fair value of the previously held equity interest in First Wyoming.

The following table summarizes the fair value of the consideration transferred and the fair value of First Wyoming assets acquired and liabilities assumed:

Fair value of Common stock of Midwest issued as consideration	$905,806
Fair value of Midwest's previously held equity interest in First Wyoming	221,430
$1,127,236

Recognized amounts of identifiable assets acquired and liabilities assumed:

Investment securities	$3,961,937
Cash	315,546
VOBA	506,600
Other assets	92,045
Benefit reserves	(611,110)
Policy claims	(41,754)
Deposit-type contracts	(799,990)
Other liabilities	(64,934)
Total identifiable net assets	3,358,340
Bargain purchase gain	(2,231,104)
$1,127,236

All amounts related to the business combination are finalized and are no longer provisional. The transaction resulted in a bargain purchase gain of $2,231,104 and, of that amount, $904,578 was included in the Bargain purchase gain for business acquisition line item in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2015. The remaining $1,326,526 was included in the Consolidated Statement of Comprehensive Income for the period ended September 30, 2016. The bargain purchase gain was driven by the fact that as a stand alone company, First Wyoming Life would have been required to significantly increase its administrative operations in Cheyenne, Wyoming, in the near future, the cost of which would be prohibitive to a small life insurance company.

Value of business acquired (“VOBA”) is being amortized on a straight-line basis over ten years which approximates the earnings pattern of the related policies.

Acquisition costs relating to the business combination totaling $123,219 were expensed as incurred and are included in the other operating expenses line item in the Consolidated Statement of Comprehensive Income for the year ended December 31, 2015.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Total income and net loss of $71,165 and $73,939, respectively, were included in the 2015 10-K Consolidated Statements of Comprehensive Income from the October 27, 2015 acquisition date through December 31, 2015. Operations of the acquired entity and its subsidiary (First Wyoming Life) were immediately integrated with the Company’s operations.

The following table presents unaudited pro forma consolidated total income and net loss as if the acquisition had occurred as of January 1, 2014.

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
	(unaudited)	(unaudited)
Premiums	$886,307	$2,980,998
Investment income	157,314	518,799
Miscellaneous income	23,094	57,844
Total income	$1,066,715	$3,557,641

Net loss	$(759,888)	$(2,778,616)

The unaudited pro forma total income and net loss above was adjusted to eliminate the equity method investment loss of $79,000 and $95,650 for the three and nine months ended September 30, 2015, respectively. The pro forma amounts above also included an adjustment for the elimination of TPA fees paid by First Wyoming to Midwest of $30,919 for the three months ended September 30, 2015 and of $95,513 for the nine months ended September 30, 2015. The unaudited pro forma net loss presented above also includes adjustments for the amortization of VOBA of $12,665 and $37,995 for the three and nine months ended September 30, 2015.

Note 3. Assets and Liabilities Held for Sale

In December 2015 American Life entered into a purchase agreement with an outside third party to sell its interest in Capital Reserve Life Insurance Company (“Capital Reserve”), which was dormant. Under the terms of the purchase agreement, American Life received cash which approximated the statutory surplus of Capital Reserve. The sale of Capital Reserve was effective as of August 29, 2016 with a purchase price of $1,432,446. Prior to the sale of Capital Reserve, Midwest had $16.9 million and $15.4 million of assets and liabilities, respectively, classified as held for sale on the Consolidated Balance Sheet. The sale of Capital Reserve resulted in a net gain of approximately $26,000 which includes the $50,000 cash above book value and the unrealized gains on the fair market value of bonds at August 29, 2016 becoming realized at the date of sale of $17,000 offset by the write-off of the VOBA of $40,714. This gain is included in the Net realized gain (loss) on investments on the Consolidated Statement of Comprehensive Income.

Note 4. Investments

See Note 1 in our 2015 Form 10-K for information regarding our accounting policy relating to available-for-sale (“AFS”) securities, which also includes additional disclosures regarding our fair value measurements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The amortized cost and estimated fair value of investments classified as available-for-sale as of September 30, 2016 and December 31, 2015 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2016:
Fixed maturities:
U.S. government obligations	$3,397,371	$17,820	$3,490	$3,411,701
States and political subdivisions -- general obligations	385,184	12,334	-	397,518
States and political subdivisions -- special revenue	275,285	14,911	-	290,196
Corporate	23,386,078	205,075	315,194	23,275,959
Total fixed maturities	$27,443,918	$250,140	$318,684	$27,375,374

December 31, 2015:
Fixed maturities:
U.S. government obligations	$3,256,704	$6,610	$69,815	$3,193,499
States and political subdivisions -- general obligations	1,001,993	-	6,942	995,051
States and political subdivisions -- special revenue	275,333	-	1,997	273,336
Corporate	19,745,201	1,468	937,278	18,809,391
Total fixed maturities	$24,279,231	$8,078	$1,016,032	$23,271,277

The Company has five securities that individually exceed 10% of the total of the state and political subdivisions categories as of September 30, 2016. The amortized cost, fair value, credit ratings, and description of the security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
September 30, 2016:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$111,245	$116,321	AA+
Longview Washington Refunding	163,969	166,971	NR
Memphis Tenn	109,970	114,226	AA
States and political subdivisions -- special revenue
Philadelphia PA Auth For Indl Dev City Svc Agreement	149,398	154,953	AA
Riviera Beach FLA Pub Impt Rev	100,399	109,628	AA
Total	$634,981	$662,099

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at September 30, 2016 and December 31, 2015, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2016			December 31, 2015
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,799,558	$3,490	8	$2,484,188	$62,343	14
States and political subdivisions --
general obligations	-	-	-	660,569	5,004	5
States and political subdivisions --
special revenue	-	-	-	248,146	1,618	2
Corporate	10,479,113	180,456	48	15,320,916	796,204	97
Greater than 12 months:
U.S. government obligations	-	-	-	305,055	7,472	3
States and political subdivisions --
general obligations	-	-	-	334,481	1,938	1
States and political subdivisions --
special revenue	-	-	-	25,190	379	1
Corporate	2,630,059	134,738	12	3,166,108	141,074	22
Total fixed maturities	$14,908,730	$318,684	68	$22,544,653	$1,016,032	145

Based on our review of the securities in an unrealized loss position at September 30, 2016 and December 31, 2015, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at September 30, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,329,264	1,333,666
Due after five years through ten years	13,573,316	13,559,392
Due after ten years	12,541,338	12,482,316
	$27,443,918	$27,375,374

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2016 and December 31, 2015, these required deposits had a total amortized cost of $7,958,319 and $6,186,865 and fair values of $7,951,180 and $6,000,376, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The components of net investment income for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed maturities	$218,689	$167,947	$635,840	$488,562
Equity securities	-	-	5,250	186
Other	16,488	2,416	43,775	32,834
	235,177	170,363	684,865	521,582
Less investment expenses	(15,399)	(12,677)	(50,181)	(51,501)
Investment income, net of expenses	$219,778	$157,686	$634,684	$470,081

Proceeds for the three months ended September 30, 2016 and 2015 from sales of investments classified as available-for-sale were $4,868,073 and $3,108,704, respectively. Gross gains of $96,696 and $28,366 and gross losses of $629 and $44,454 were realized on those sales during the three months ended September 30, 2016 and 2015, respectively. Proceeds for the nine months ended September 30, 2016 and 2015 from sales of investments classified as available-for-sale were $12,384,674 and $10,274,724, respectively. Gross gains of $166,349 and $146,767 and gross losses of $56,526 and $159,150 were realized on those sales during the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, all mortgage loans were sold. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the periods ended September 30, 2016 and December 31, 2015.

	Nine months ended	Year ended
	September 30, 2016	December 31, 2015
Balance at beginning of period	$-	$349,386
Proceeds from settlement on mortgage loans on real estate, held for investment	-	(349,386)
Balance at end of period	$-	$-

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended September 30, 2016, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $253,785 and $229,405 in carrying value of the surplus notes as of September 30, 2016 and December 31, 2015, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
September 30, 2016
Fixed maturities:
U.S. government obligations	$-	$3,411,701	$-	$3,411,701
States and political subdivisions — general obligations	-	397,518	-	397,518
States and political subdivisions — special revenue	-	290,196	-	290,196
Corporate	-	23,275,959	-	23,275,959
Total fixed maturities	$-	$27,375,374	$-	$27,375,374
December 31, 2015
Fixed maturities:
U.S. government obligations	$-	$3,193,499	$-	$3,193,499
States and political subdivisions — general obligations	-	995,051	-	995,051
States and political subdivisions — special revenue	-	273,336	-	273,336
Corporate	-	18,809,391	-	18,809,391
	$-	$23,271,277	$-	$23,271,277

There were no transfers of financial instruments between any levels during the nine months ended September 30, 2016 or during the year ended December 31, 2015.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$400,393	$-	$-	$400,393	$400,393
Cash and cash equivalents	2,390,031	2,390,031	-	-	2,390,031
Liabilities:
Policyholder deposits
(Deposit-type contracts)	15,361,883	-	-	15,361,883	15,361,883
Surplus notes and accrued interest payable	803,785	-	-	800,450	800,450

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 6. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Deferred tax assets:
Loss carry forwards	$9,387,518	$8,962,587
Capitalized costs	648,016	667,264
Unrealized losses on investments	23,305	356,495
Benefit reserves	992,978	1,071,997
Total deferred tax assets	11,051,817	11,058,343
Less valuation allowance	(9,410,173)	(9,287,024)
Total deferred tax assets, net of valuation allowance	1,641,644	1,771,319
Deferred tax liabilities:
Policy acquisition costs	563,003	593,654
Due premiums	231,519	234,468
Value of business acquired	609,122	693,297
Intangible assets	238,000	238,000
Property and equipment	-	11,900
Total deferred tax liabilities	1,641,644	1,771,319
Net deferred tax assets	$-	$-

At September 30, 2016 and December 31, 2015, the Company recorded a valuation allowance of $9,410,173 and $9,287,024, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of September 30, 2016, have expiration dates that range from 2024 through 2035.

There was no income tax expense for the three or nine months ended September 30, 2016 and 2015. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Computed expected income tax benefit	$60,566	$(159,751)	$(513,692)	$(704,841)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	7,753	-	26,508	24,084
Dividends received deduction	1,250	7,550	1,250	(44)
Other	4,529	160,280	29,595	419,501
	13,532	167,830	57,353	443,541
Tax benefit before valuation allowance	74,098	8,079	(456,339)	(261,300)
Change in valuation allowance	(74,098)	(8,079)	456,339	261,300
Net income tax expense	$-	$-	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 7. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 is as follows:

	September 30, 2016	December 31, 2015
Balance sheets:
Benefit and claim reserves assumed	$2,492,880	$2,763,779
Benefit and claim reserves ceded	11,809,580	12,212,656

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Statements of comprehensive income:
Premiums assumed	$6,301	$6,162	$18,532	$19,830
Premiums ceded	95,126	69,005	245,400	226,375
Benefits assumed	10,539	3,206	40,697	55,165
Benefits ceded	124,503	217,543	696,159	750,036
Commissions assumed	10	2	26	12
Commissions ceded	361	875	1,649	2,729

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of September 30, 2016:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$67,857	$182,176	$-	$250,033
Sagicor Life Insurance Company	A-	-	294,798	11,506,949	242,200	11,559,547
		$-	$362,655	$11,689,125	$242,200	$11,809,580

During 1999, Old Reliance entered into a 75% coinsurance agreement with Sagicor Life (Sagicor) whereby 75% of the business written by Old Reliance is ceded to Sagicor. During 2000, Old Reliance coinsured the remaining 25% with Sagicor. At September 30, 2016 and December 31, 2015 total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by Old Reliance to Sagicor were $11,559,547 and $11,873,254, respectively. Old Reliance remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

The use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

The Company monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At September 30, 2016 and December 31, 2015, no contingency reserve was established.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 8. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for nine months ended September 30, 2016 and year ended December 31, 2015:

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
Beginning balance	$13,897,421	$10,722,227
First Wyoming Life beginning balance	-	799,990
Change in deposit-type contracts assumed from SNL	-	(1,200)
Deposits received	1,786,850	2,387,104
Investment earnings	548,556	533,646
Withdrawals	(865,329)	(533,762)
Contract Charges	(5,615)	(10,584)
Ending Balance	$15,361,883	$13,897,421

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

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. Great Plains entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expires on November 30, 2016. First Wyoming leased space in Cheyenne, Wyoming, which expired on August 31, 2016. Rent expense for the three months ended September 30, 2016 and 2015 was $65,933 and $52,125 respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was $238,976 and $163,877 respectively. Future minimum payments rental are as follows:

2016	$42,547
2017	149,481
2018	136,557
2019	141,412
2020	146,477
Later years	483,333
Total	$1,099,807

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 10. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Likewise, Great Plains Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the South Dakota Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. First Wyoming Life merged with American Life as of September 1, 2016. The December 31, 2015 and September 30, 2015 numbers in the table below have been restated to include First Wyoming Life balances into American Life to be consistent with the statutory statement filing. The following table summarizes the statutory net loss and statutory capital and surplus of American Life and Great Plains Life as of September 30, 2016 and December 31, 2015 and for the nine months ended September 30, 2016 and 2015.

	Statutory Capital and Surplus as of
	September 30, 2016	December 31, 2015
American Life	$4,279,855	$5,241,886
Great Plains Life	$1,514,555	$1,663,368
Capital Reserve Life	$-	$1,464,044

	Statutory Net Income (Loss) for the Nine months ended September 30,
	2016	2015
American Life	$(1,358,777)	$(1,104,389)
Great Plains Life	$(158,607)	$(319,807)
Capital Reserve Life	$-	$(43,513)

Note 11. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of September 30, 2016:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Any payments and/or repayments must be approved by the Nebraska Department of Insurance. As of September 30, 2016, the Company has accrued $253,785 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the nine months ending September 30, 2016, or during the year ended December 31, 2015. The surplus notes for $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. Due to the nature of surplus notes, a repayment cannot be made without the prior approval of the Nebraska insurance regulators.

Note 12. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These agreements, for various levels of administrative services on behalf of each customer, generate fee income for the Company. Services provided to each customer vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended September 30, 2016 and 2015 were $19,000 and $44,419, respectively. Fees earned during the nine months ended September 30, 2016 and 2015 were $47,000 and $140,013, respectively.

Note 13. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at September 30, 2016, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued and found no events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2016, compared with December 31, 2015, and the results of operations for the three and nine months ended September 30, 2016, compared with the corresponding periods in 2015 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Midwest Holding Inc., a Nebraska corporation, (“we”, “us”, “our”, “Midwest”, “the Company” or “the Registrant”) was formed on October 31, 2003 for the primary purpose of becoming a financial services holding company. We presently conduct our business through our wholly owned life insurance subsidiary, American Life & Security Corp. (“American Life”). Capital Reserve Life Insurance Company of Jefferson City, Missouri (“Capital Reserve”) is a dormant, wholly owned subsidiary of American Life. On August 5, 2014, Great Plains Financial (“Great Plains”) was acquired by us. The wholly owned subsidiary of Great Plains, Great Plains Life Assurance Company (“Great Plains Life”) became a subsidiary of Midwest and then became a wholly owned subsidiary of American Life through a capital contribution from us. On October 27, 2015, we acquired First Wyoming Capital Corporation (“First Wyoming”). The subsidiary of First Wyoming, First Wyoming Life Insurance Company (“First Wyoming Life”), became a 99.9% owned subsidiary. On September 1, 2016, First Wyoming Life merged into American Life.

From our inception, we have raised approximately $18.0 million through sales of shares of voting common stock and convertible non-voting preferred stock in several private placements exempt from registration under Section 4(2) of the Securities Act of 1933, Regulation D thereunder and an intrastate offering in the State of Nebraska.

The Company was a development stage company until American Life commenced insurance operations in 2009. We have incurred significant net losses since inception in 2003 totaling approximately $25.2 million through September 30, 2016. These losses have resulted primarily from costs incurred while raising capital and establishing American Life. We expect to continue to incur significant operating losses until we achieve a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

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

Consolidated Results of Operations – Three Months Ended September 30, 2016

Revenues are primarily generated from premium revenues and investment income. Revenues for the three months ended September 30, 2016 and 2015 are summarized in the table below.

	Three months ended September 30,
	2016	2015
Premiums	$738,522	$819,017
Investment income, net of expenses	219,778	157,686
Loss on equity method investment	(420,720)	(79,000)
Net realized gain (loss) on investments	121,578	(16,088)
Miscellaneous income	21,558	53,963
	$680,716	$935,578

Premium revenue: Premium revenue for the three months ended September 30, 2016 decreased compared to the same period in 2015 primarily due to the reduction of our selling efforts in the last twelve months to preserve our regulatory capital and surplus. We expect to have limited production of new business in order to preserve surplus for the next few months, although management has begun to re-emphasize recruiting and new sales. The decline is also related to the GAAP accounting for premiums from our Accumulator life insurance product (our primary product). We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium and the other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances rather than revenues. These decreases were offset by $73,000 of premium earned by First Wyoming as a result of our purchase of First Wyoming which was not included in the 2015 results.

Investment income, net of expenses: The components of net investment income for the three months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,
	2016	2015
Fixed maturities	$218,689	$167,947
Other	16,488	2,416
	235,177	170,363
Less investment expenses	(15,399)	(12,677)
Investment income, net of expenses	$219,778	$157,686

The increase in investment income is due to increasing our bond portfolio using a part of the $2.4 million of cash received from our acquisition of Northstar, the consolidation of First Wyoming Life and its investment income of $32,000. Policy loan interest, real estate investments, and miscellaneous investment income is included in the “Other” line item above.

Loss on equity method investment: The decrease in investment income (loss) for equity method investments was due to the final valuation by a third party of Midwest’s investment in First Wyoming. The original investment in First Wyoming was $810,500. The preliminary valuation prepared for us by the third party was determined to be $642,150 which resulted in a loss of $168,350 for the year ended December 31, 2015. The final valuation by the third party valued First Wyoming at $221,430 resulting in the $420,720 loss for the three months ended September 30, 2016.

Net realized gain (loss) on investments: The increase is due to improved market conditions on sale of bonds and the $26,000 gain on the sale of Capital Reserve.

Miscellaneous income: Miscellaneous income decreased primarily due to decreased third party administration fee income due to the acquisition of First Wyoming in 2015 and the acquisition of Northstar in March 2016. We expect this source of revenue to remain small as these services are not performed for any companies in which we do not have an equity ownership. At September 30, 2016, we had three customers for whom we performed these services. Fees earned during the three months ended September 30, 2016 and 2015 were $19,000 and $44,419, respectively.

Expenses for the three months ended September 30, 2016 and 2015 are summarized in the table below.

	Three months ended September 30,
	2016	2015
Death and other benefits	$213,351	$194,398
Interest credited	195,566	105,657
Increase in benefit reserves	112,948	74,051
Amortization of deferred acquisition costs	122,788	119,282
Salaries and benefits	589,254	438,128
Other operating expenses	595,198	473,919
	$1,829,105	$1,405,435

Death and other benefits: Death benefits increased compared to the same period in 2015. An increase in our pending claims and incurred but not reported claims contributed to the change. Death benefits are expected to continue on the Old Reliance block of business as a result of the age of the block and the type of policy sold prior to the acquisition by Midwest in 2010. The Company maintains policy reserves to offset the effect of such claims. No claims have been incurred on the new business written as of the three months ended September 30, 2016 or related to the inclusion of First Wyoming.

Interest credited: The increase was due to the increase in the deposit-type liabilities owed to the policyholders and inclusion of First Wyoming which added $967,000 of annuity deposits.

Increase in benefit reserves: The increase in benefit reserves reflects the maturity of our in-force block of business, the inclusion of First Wyoming which added $15,000 of reserves. The increase was offset by the decrease in new business written, and the increase in surrenders.

Amortization of deferred acquisition costs: The increase was due primarily to the increase in surrenders in 2016 offset by the decline in new business written to conserve capital and surplus.

Salaries and benefits: The increase was due to the salaries that were previously related to Northstar of $76,000 and the inclusion of First Wyoming salaries and benefits of $73,000 which would not have been included in the 2015 consolidation. These were offset by decreases in salaries and benefits due to staff reductions.

Other operating expenses: Other operating expenses increased due to marketing of $112,000, and inclusion of First Wyoming of $75,000, and travel due to capital raising activities of $20,000. These increases were offset by various smaller expenses.

Net income (loss): Net income was $178,137 for the three months ended September 30, 2016, compared to a net loss of ($469,857) for the same period in 2015. The increase in net income was primarily due to the bargain purchase gain of $1,326,526 related to the measurement period adjustments recorded on the First Wyoming acquisition. Midwest engaged a third party to prepare a valuation of Midwest and First Wyoming which was finalized during the three months ended September 30, 2016. The total bargain purchase gain based upon the revised valuation was $2,231,104. Of that amount, $904,578 was recognized during the fourth quarter of 2015. The sale of Capital Reserve resulted in a net gain of approximately $26,000 which included the $50,000 cash above book value and the unrealized gain on the fair market value of bonds at August 29, 2016 becoming realized at the date of sale of $17,000 offset by the write-off of the VOBA of $40,714. This gain is included in the Net realized gain (loss) on investments on the Consolidated Statement of Comprehensive Income.These gains were offset by the losses of $420,720 on the equity method investment in First Wyoming that was mentioned above, $40,000 as a result of the inclusion of First Wyoming, non-recurring expenses relating to the redomestication of our life insurance subsidiaries, the increase in death benefits, and a decrease in investment income.

Consolidated Results of Operations – Nine months Ended September 30, 2016

Insurance revenues are primarily generated from premium revenues and investment income. Revenues for the nine months ended September 30, 2016 and 2015 are summarized in the table below.

	Nine months ended September 30,
	2016	2015
Premiums	2,597,997	$2,691,122
Investment income, net of expenses	634,684	470,081
Loss on equity method investment	(420,720)	(95,650)
Net realized gain (loss) on investments	67,834	(12,383)
Miscellaneous income	85,115	153,207
	$2,964,910	$3,206,377

Premium revenue: Premium revenue for the nine months ended September 30, 2016 decreased compared to the same period in 2015 primarily due to the reduction of our selling efforts in the last twelve months to preserve our regulatory capital and surplus. We expect to have limited production of new business in order to preserve surplus for the next few months, although management has begun to re-emphasize recruiting and new sales. The decline was also related to the GAAP accounting for premiums from our Accumulator life insurance product (our primary product). We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium and the other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances rather than revenues. These decreases were offset by $268,000 of premiums earned by First Wyoming as a result of our purchase of First Wyoming which was not included in prior year results.

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine months ended September 30,
	2016	2015
Fixed maturities	$635,840	$488,562
Equity securities	5,250	$186
Other	43,775	$32,834
	684,865	521,582
Less investment expenses	(50,181)	$(51,501)
	$634,684	$470,081

The increase in investment income is due to increasing our bond portfolio using a part of the $2.4 million of cash received from our acquisition of Northstar, the consolidation of First Wyoming Life and its investment income of $90,000. Policy loan interest, real estate investments, and miscellaneous investment income is included in the “Other” line item above.

Loss on equity method investment: The decrease in investment income (loss) for equity method investments was due to the final valuation by a third party of Midwest’s investment in First Wyoming. The original investment in First Wyoming was $810,500. The preliminary valuation prepared for us by the third party was determined to be $642,150 which resulted in a loss of $168,350 for the year ended December 31, 2015. The final valuation by the third party valued First Wyoming at $221,430 resulting in the $420,720 loss for the nine months ended September 30, 2016.

Net realized gain (loss) on investments: The increase is due to improved market conditions on sale of bonds and the $26,000 gain on the sale of Capital Reserve. These increases were offset by the loss on our investment in Hot Dot of $67,500.

Miscellaneous income: Miscellaneous income decreased primarily due to our TPA (as discussed above) fee income declined due to the First Wyoming and Northstar mergers. We expect this source of revenue to remain small as these services are not performed for any companies in which we do not have an equity ownership. At September 30, 2016, we had three customers for whom we performed these services. Fees earned during the nine months ended September 30, 2016 and 2015 were $47,000 and $140,013, respectively.

Expenses for the nine months ended September 30, 2016 and 2015 are summarized in the table below.

	Nine months ended September 30,
	2016	2015
Death and other benefits	$621,469	$655,697
Interest credited	548,555	361,255
Increase in benefit reserves	504,617	572,602
Amortization of deferred acquisition costs	270,515	373,132
Salaries and benefits	1,702,577	1,429,963
Other operating expenses	2,154,561	1,886,790
	$5,802,294	$5,279,439

Death and other benefits: Death benefits decreased slightly compared to the same period in 2015, as a decrease in our pending claims and incurred but not reported claims for American Life contributed primarily to the change. Death benefits are expected to continue on the Old Reliance block of business as a result of the age of the block and the type of policy sold prior to the acquisition of Midwest in 2010. The Company maintains policy reserves to offset the effect of such claims. No claims have been incurred on the new business written during the nine months ended September 30, 2016, for American Life or Great Plains Life. These decreases were offset by $30,000 of claims relating to the inclusion of First Wyoming.

Interest credited: The increase was due to the increase in the deposit-type liabilities owed to the policyholders and the inclusion of First Wyoming which added $967,000 of annuity deposits.

Increase in benefit reserves: The decrease in benefit reserves reflects the maturity of our in-force block of business, the decrease in new business written, and the increase in surrenders. These decreases were offset by First Wyoming which added $68,000.

Amortization of deferred acquisition costs: The decline is due primarily to the decrease in surrenders in 2016 and the decline in new business written to conserve capital and surplus.

Salaries and benefits: The increase was due to the inclusion of First Wyoming salaries and benefits of $220,000 and the merger of Northstar of $127,000. These were offset by personnel reductions.

Other operating expenses: Other operating expenses increased due to the inclusion of First Wyoming of $292,000, expenses related to Northstar and First Wyoming mergers and the redomestication and merger of our life subsidiaries of $246,000, and increase in travel and legal expenses due to capital raising efforts of $69,000; offset by the reimbursement for Great Plains Life examination fees of $67,000.

Net Loss: Net loss was ($1,510,858) for the nine months ended September 30, 2016, compared to a net loss of ($2,073,062) for the same period in 2015. The decrease in net loss was due to the bargain purchase gain on the revised valuation of the Midwest and First Wyoming merger of $1,326,526. Midwest engaged a third party to prepare a valuation of Midwest and First Wyoming. The total bargain purchase gain recorded based upon the final valuation was $2,231,104. Of that amount, $904,578 was recognized in the fourth quarter of 2015. The sale of Capital Reserve resulted in a net gain of approximately $26,000 which included the $50,000 cash above book value and the unrealized gain on the fair market value of bonds at August 29, 2016 becoming realized at the date of sale of $17,000 offset by the write-off of the VOBA of $40,714. This gain is included in the Net realized gain (loss) on investments on the Consolidated Statement of Comprehensive Income. There were also lower death benefits, decrease in reserves, and decrease in amortization of deferred acquisition costs. These were offset by the $420,720 on the revised valuation of Midwest’s equity method investment in First Wyoming that was mentioned above, the net loss of $224,000 as a result of the inclusion of First Wyoming, the decline in premium revenue, increase in interest credited, and other operating expenses, lower investment income.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate held for investment, and policy loans. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$3,411,701	11.1%	$3,193,499	12.5%
States and political subdivisions - general
obligation	397,518	1.3	822,094	3.2
States and political subdivisions - special revenue	290,196	0.9	334,481	1.3
Corporate	23,275,959	75.7	18,921,203	74.0
Total fixed maturity securities	27,375,374	89.0	23,271,277	91.0
Cash and cash equivalents	2,390,031	7.8	1,192,336	4.8
Equity securities, at cost	53,816	0.2	140,250	0.5
Other investments:
Real estate, held for investment	520,739	1.7	529,769	2.1
Policy loans	400,393	1.3	420,775	1.6
Total	$30,740,353	100.0%	$25,554,407	100.0%

Increases in fixed maturity securities primarily resulted from the acquisition of Northstar offset by decreases due to the sale of Capital Reserve effective August 29, 2016.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$4,562,532	16.7%	$3,406,770	14.6%
AA	1,470,883	5.4	1,711,366	7.4
A	7,521,017	27.5	6,341,991	27.2
BBB	13,653,971	49.9	11,534,042	49.6
Total investment grade	27,208,403	99.4	22,994,169	98.8
BB and other	166,971	0.6	277,108	1.2
Total	$27,375,374	100.0%	$23,271,277	100.0%

Reflecting the quality of securities maintained by the Company, 99.4% and 98.8% of all fixed maturity securities were investment grade as of September 30, 2016 and December 31, 2015, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

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

Net cash used by operating activities was $402,642 for the nine months ended September 30, 2016, which was comprised primarily of the net loss of $1,510,858 partially offset by an increase in policy liabilities. The primary uses of cash from operating activities were from payments of commissions to agents. Net cash provided by investing activities was $724,036. The primary source of cash was from the acquisition of Northstar Financial Corporation of $2.4 million, the sale of Capital Reserve of $1.4 million, and sales of available-for-sale securities. Offsetting this source of cash was the Company’s investments in available-for-sale securities. Net cash provided by financing activities was $876,301. The primary source of cash was receipts on deposit-type contracts. These were offset by withdrawals on deposit-type contracts and a preferred stock dividend.

At September 30, 2016, the Company had cash and cash equivalents totaling $2,390,031. The Company believes that its existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months. The Company has based this estimate upon assumptions that may prove to be wrong and the Company could use its capital resources sooner than they currently expect. The surplus notes for $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. Due to the nature of surplus notes a repayment cannot be made without the prior approval of the Nebraska regulators and they have not approved any repayment to-date.

We believe we have sufficient cash to fund anticipated operating expenses and pay claims for at least the next two to three years due to (i) our recent acquisition of Northstar, which we contributed approximately $1.0 million of capital to American Life, our primary insurance subsidiary and (ii) the merger of First Wyoming Life into American Life, which significantly increased the capital and surplus of American Life. We intend to seek to raise additional equity capital during the last quarter of 2016.

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

There were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT
NUMBER	DESCRIPTION
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

________________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2016

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
Principal Executive Officer & Principal Financial Officer,
& Principal Accounting Officer