Form 10-K
period 2016-12-31
MIDWEST HOLDING INC.
filed 2017-03-31
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the registrant's common stock held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter was $13.5 million.

As of March 1, 2017, there were 22,558,956 shares of voting common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed for its 2017 Annual Meeting of Shareholders, scheduled to be held, are incorporated by reference into Part III of this Form 10-K.

MIDWEST HOLDING INC.
FORM 10-K

PART I

PART III

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

General Information

Midwest Holding Inc. (OTCQB: MDWT) (“Midwest”, the “Company”, “Registrant”, “we”, “our”, or “us”) was formed in Nebraska in 2003 to become a financial services holding company. The Company’s sole operating subsidiary, American Life & Security Corp. (“American Life”) was formed in 2009 as a Nebraska-domiciled life insurance company.

The principal executive offices for Midwest and American Life are at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506, phone number is (402) 489-8266.

Development of Our Business

We raised approximately $18.0 million of capital to build Midwest through various exempt intra-state offerings between 2003 and 2009. Since that time, Midwest has acquired eight other small holding company/life insurance companies and consolidated them with Midwest and American Life such that commencing December 31, 2016, Midwest operated its life insurance business exclusively through American Life.

In 2009, American Life began conducting life insurance business in Nebraska. As of December 31, 2016, statutory capital and surplus of American Life was approximately $3.8 million. For the years ended December 31, 2016 and 2015, American Life generated approximately $5.9 million and $6.4 million in premium revenue on a statutory accounting reporting basis, respectively.

Acquisitions and Divestitures Since 2014

On July 21, 2014, we consummated an exchange agreement with Great Plains Financial Corporation, a South Dakota corporation (“Great Plains”) and Security Capital Corporation, an Arkansas corporation (“Security Capital”), acquiring the outstanding shares of each company held by their shareholders (other than those shares already held by us). Shortly thereafter, Great Plains and Security Capital were merged into us. We issued a total of 4,120,000 voting common shares pursuant to these transactions. On December 1, 2016, the former principal subsidiary of Great Plains, Great Plains Life Assurance Company (“Great Plains Life”), a life insurance company, was merged into American life.

On October 27, 2015, we acquired the shares of First Wyoming Capital Corporation not already owned by us, a Wyoming corporation (“First Wyoming”) by issuing approximately 4,767,000 shares to the former shareholders of First Wyoming. Subsequent to the closing, First Wyoming merged into us. On September 1, 2016, the former principal subsidiary of First Wyoming, First Wyoming Life Insurance Company (“First Wyoming Life”), was merged into American Life.

On March 15, 2016, we acquired the outstanding shares of Northstar Financial Corp., a Minnesota corporation (“Northstar”). We issued approximately 4,553,000 shares in the transaction. Northstar’s primary asset at the time we acquired it was cash of approximately $2.4 million.

On August 29, 2016, we sold Capital Reserve to an unaffiliated party for $50,000 plus statutory capital and surplus.

Life Insurance

General

American Life, as it exists today, is primarily the product of a merger in 2010 of Old Reliance and American Life, the contribution of Great Plains Life to American Life in 2014 (which was merged into American Life on December 1, 2016), and the merger with First Wyoming Life into American Life on September 1, 2016 of life insurance products. American Life is authorized to underwrite and market life insurance products within the State of Nebraska, and in 14 other states.

Insurance Policies

American Life initially offered two insurance products, the “American Accumulator”, which is a multi-benefit life insurance policy that combines cash value ordinary life insurance with a tax deferred annuity and the “Future Cornhusker Plan”, a single premium convertible term life product offered for children aged three months to 15 years. The Future Cornhusker Plan is available in annual premium amounts of $125 or $250 and carries an initial face amount of $5,000 or $10,000. The American Accumulator is sold in annual premium units of $2,000. The average annual premium is approximately $2,000 with an average face amount of $66,000. Premiums may be higher based upon the age and health of the insured.

Three new products have been introduced over the past two years: (i) the “Accelerator”, which is a participating whole life insurance policy with guaranteed level death benefits and premiums; (ii) the “American Protector”, a 7-year pay participating whole life insurance policy with an embedded flexible annuity and modified death and premiums; and (iii) the “Accumulator X”, a 10-year pay non-participating whole life insurance policy with an embedded flexible annuity and modified death benefit and premiums. The Accelerator premiums vary according to issue age, gender, and smoking classification with a minimum face amount of $25,000. The American Protector premiums are payable for seven years, during which time the face amount remains level. After the seven years the policy face amount gradually decreases to the ultimate amount which is equal to 50% of the issued policy face amount. Annual premiums per unit are $1,000 with a minimum of ½ a unit and maximum of ten units. After the first year, 30% of the annual premiums are allocated to the flexible annuity. The Accumulator X premiums are payable for ten years, during which time the policy face amount remains level. After ten years, the policy face amount gradually decreases to the ultimate amount which is equal to 50% of the issued policy face amount. Annual premiums per unit are $1,000 with a minimum of ½ a unit and maximum of ten units. After the first year, 40% of the annual premiums are allocated to the flexible premium annuity.

Product Pricing

Our products have been approved by the appropriate insurance regulatory authorities and incorporate the following features:

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

All of our products were developed using the services of an independent qualified consulting actuary, Miller and Newberg, Inc., of Kansas City, Missouri. In addition to product development, Miller and Newberg serves as valuation actuary to American Life.

Underwriting Standards

Underwriting guidelines have a direct impact on the operating results of American Life. If the underwriting standards that are established are not adequate, desired operating results will not be realized. Generally, when underwriting standards are less restrictive, more mortality claims and lower persistency will result. Underwriting standards have a direct impact on the pricing structure of a product. The less restrictive the underwriting standards, the higher the product needs to be priced in order to allow for higher incidence of mortality. This higher incidence of mortality is also reflected in greater policy reserves being established.

American Life utilizes information from applications and, in some cases, telephone interviews with applicants, inspection reports, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with an application, with a different rating, with a rider, with reduced coverage or rejected. In addition to an applicant’s medical history, the company also considers other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk has been examined and approved by our underwriters. Miller and Newberg, Inc., and reinsurers assist American Life in establishing its underwriting standards. The underwriting for American Life is performed by its third party administrator, Midwest. The Company’s Chief Underwriter has more than 20 years’ experience in such business.

Marketing

The insurance products of American Life are marketed using a personal, face-to-face marketing concept. The insurance agents use the shareholder base and the current policyholders of ours and their referrals as potential clients for life insurance products. For most of 2016, we were unable to generate a significant amount of new life insurance sales due to the lack of excess capital and surplus. We focused on new policy sales after our life insurance subsidiaries were consolidated with American Life. During the final two months of 2016, new annualized premiums totaling more than $75,000 were submitted.

Candidate agents that lack insurance experience must complete a multiple interview process. These individuals are secured through a recruiting agency, referrals from shareholders, newspaper advertisements, and solicitation through the use of on-line job sites. If hired to sell insurance, the candidate must complete a 40-hour training course conducted by a third party as well as pass the applicable state examination. Once licensed, each agent must complete a week long product and sales training class. Following course completion, each agent has a training week where his or her manager will work side by side with the agent by conducting sales meetings.

Operating Results

There are certain factors unique to the life insurance business in which we operate which have an adverse effect on our operating results. One factor is that the cost of putting a new policy in force is usually greater than the first year’s policy premium and, accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves have an adverse effect on operating results. American Life, as is common among relatively young life insurance companies, may be expected to sustain losses for several years until such time as the block of business matures and the profit stream offsets the cost of new business. The aggregate cost of writing new life insurance includes such significant, nonrecurring items such as first year commissions, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established. For our ordinary life products, the costs to cover expenses and the policyholder liability that must be set up at policy issuance exceed the first year premium by approximately 35%. Additionally, there is no excess of costs to cover expenses and the policyholder liability for the Future Cornhusker product. However, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), incremental direct costs that result directly from and are essential to a life insurance company acquisition transaction and would not have been incurred by us had the transaction not occurred, are capitalized and amortized over the life of the premiums produced.

Our operating results are reported in accordance with GAAP for stock life companies; although American Life will also prepare financial statements in accordance with accounting practices prescribed or permitted by its state of domicile (statutory basis of accounting) for the purpose of reporting to insurance regulatory authorities. The statutory basis of accounting has many significant differences to GAAP. For example, the incremental direct costs for acquiring new business, which are capitalized under GAAP, as discussed in the preceding paragraph, are expensed immediately under the statutory basis of accounting. In addition, under GAAP, assumptions used in calculating reserves are less conservative than those used under the statutory basis, thereby further reducing adverse effects on operating results.

Administration

We commenced our third party administration ("TPA") services in 2012 by first offering the services to our life insurance subsidiaries and other entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for us. Services provided to each company vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Management does not expect such service to be a significant source of future revenue.

Investments

The type and amount of investments which can be made by a life insurance company are specifically controlled by applicable state statutes and rules and regulations of the respective state departments of insurance. American Life has adopted investment policies in compliance with the insurance laws of the State of Nebraska.

As an unseasoned company ages, investment income will increase as a percent of total income due to investment of policy reserves; therefore, it is critical that an insurer invests its assets conservatively to ensure that investment income can become a significant component of total revenue. Accordingly, American Life has developed a conservative investment policy in an effort to minimize investment risk. Our investments are managed by our Chief Executive Officer (“CEO”), who has over 30 years of portfolio management experience. He consults with a number of investment bankers and traders in the management of our portfolio. Trades are cleared through a common broker after competitive bids are solicited.

Reinsurance

American Life reinsures with other companies (reinsurers) portions of the life insurance risks it underwrites. The primary purpose of reinsurance is to allow a company to reduce the amount of its risk on any particular policy by transferring a portion of the risk to the reinsurers. However, American Life remains contingently liable for the risk in the event any reinsurer is not able to meet its obligations under the applicable reinsurance agreements. Further, when life insurance risks are ceded to another insurer, the ceding company must pay a reinsurance premium to the reinsurance company as consideration for the risk being transferred. The payment of this reinsurance premium to the reinsurer represents a reduction of the premium revenue received by American Life. This reduction in premium income has a direct impact on the profitability of the ceding company. The types of reinsurance treaties utilized are yearly renewable term based. As such, we pay the assuming carrier an annual premium based upon “term life” rates which are typically lower than those we charge.

The average face amount of all of our life insurance policies in force is approximately $34,000, with the American Accumulator averaging $63,000, Future Cornhusker Plan averaging $9,000, the Accelerator averaging $81,000, the American Protector averaging $10,000, the Accumulator X averaging $79,000, and death benefit policies acquired averaging $9,000. With respect to the new policies written, American Life retains $40,000 of risk on any one life. As of December 31, 2016, approximately 22% of our gross outstanding life insurance policies in force are reinsured with third parties. Overall, ceded premium represents approximately $11.34 of premium per year for each $1,000 of gross life insurance in force. All accidental death benefits are reinsured.

Reserves

American Life establishes as liabilities actuarially computed reserves to meet the obligations on the policies it writes, in accordance with the insurance laws and the regulations Nebraska, for statutory accounting and GAAP. Reserves, whether calculated under statutory accounting practices prescribed by various state insurance regulators or GAAP, do not represent an exact calculation of exposure, but instead represent our best estimates based on the relevant basis of accounting, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued and are applied against policy in force amounts. The National Association of Insurance Commissioners (“NAIC”) has proposed reserve rules to be used for Statutory Accounting purposes that are based solely on company experience. However, these proposed rules must be adopted by a majority of states before implementation. We have not yet performed analysis to determine the effects of these rules. All of our reserves are established in conjunction with and certified annually by an independent actuary.

Competition

The life insurance industry is fiercely competitive. Many of the life insurance companies authorized to do business in states that we conduct business in are well-established companies with good reputations, offer a broader line of insurance products, have larger selling organizations, and possessing significantly greater financial resources than Midwest and American Life. American Life is not rated by industry analysts and likely will not be rated for the foreseeable future. This has a negative impact on the ability of American Life to compete with rated insurance companies.

There is also considerable competition among insurance companies in obtaining qualified sales agents, which might require American Life to pay higher commissions to attract such agents. We feel that we are uniquely positioned to serve our client base – primarily rural areas of the Midwest where competition from large companies is less intense due to geographic and economic constraints.

Possible Acquisitions of Other Companies

We may acquire one or more life insurance or insurance-related companies in the future. Our acquisition strategy, should this avenue continue to be pursued, will be to identify one or more established insurance companies which have developed viable marketing networks for their products and which are or could be managed from our Lincoln, Nebraska administrative office. In selecting target insurance companies that constitute suitable acquisition candidates, we will consider factors including, but not limited to, the target company’s financial statements and operating history (including surplus adequacy and underwriting standards); the price and features of insurance products sold and the markets serviced; the competency and loyalty of its agents; certain income tax considerations; and the purchase price.

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

Pacific Northwest: Pacific Northwest was incorporated in Idaho in October 2010 with the purpose of organizing a life insurance subsidiary in that state. We own approximately 24.7%, or 850,000 shares, of Pacific Northwest common stock. Mark A. Oliver, the Chief Executive Officer and the Chairman of the Board of Directors of Midwest, is Treasurer and a member of the Board of Directors of Pacific Northwest and owns 100,000 shares of capital stock of Pacific Northwest. Todd C. Boeve, an officer of Midwest, is Secretary and a member of the Board of Directors of Pacific Northwest and owns 25,000 shares of capital stock of Pacific Northwest. Pacific Northwest is a dormant company with an insignificant amount of assets. There is no plan at this time to raise more capital or pursue forming a life insurance subsidiary.

New Mexico Capital: New Mexico Capital was incorporated in New Mexico in November 2010 with the purpose of organizing a life insurance subsidiary in that state. Midwest owns 500,000 shares or approximately 11.5% of New Mexico Capital. Mark A. Oliver, the Chief Executive Officer and Chairman of the Board of Directors of Midwest, is Chief Executive Officer and Chairman of the Board of New Mexico Capital and owns 186,667 shares of its common stock or 4.3% of the outstanding common shares. Other of Midwest’s present and former officers and directors also own 391,667 shares of common stock of New Mexico Capital, or 9.0% of the outstanding shares. New Mexico Capital is a development stage company that has not conducted operations apart from raising capital. It needs to raise significant capital before it may seek to form a life insurance subsidiary.

Regulation

American Life is subject to the regulation and supervision of the insurance regulatory authorities of Nebraska, and other state insurance regulators where it is licensed to do business. Such regulation is primarily for the benefit of policyholders rather than shareholders. These regulators possess broad administrative powers, including the power to grant and revoke licenses to transact business, to approve the form of insurance contracts, to regulate capital requirements, to regulate the character of permitted investments, and to require deposits for the protection of investments. These insurance laws require the filing of a detailed annual report with the department of insurance in each state, as do other states’ laws. The business and financial accounts of American Life are subject to examination by the Nebraska Department of Insurance, as well as insurance departments of any other states in which we may do business.

As the holder of a controlling interest in American Life, we are also subject to regulation as an insurance holding company system under the insurance laws of the state of Nebraska. The provisions of these laws generally provide for restrictions on a change in control of the insurance holding company, requires the filing of certain reports with the relevant department of insurance, and limits the amount of dividends which may be received by the holding company.

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

Employees and Agents

As of December 31, 2016, we had 19 full-time employees as well as approximately 90 insurance agents who operate as independent contractors.

MARKET FOR MIDWEST’S COMMON STOCK

Market Information

Our voting common stock became eligible for trading on the OTCQB in mid-2016 where it trades under the ticker symbol: MDWT. At December 31, 2016, there were approximately 11,900 shareholders of record of our common stock.

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

The stated annual dividend on the Class B preferred shares is 7% which commenced in 2015. The Board of Directors approved the payment of dividends of $43,120 and $56,057 during the years ended December 31, 2016 and 2015, respectively.

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

We commenced life insurance operations in 2009, and we expect to incur significant losses for a number of years. American Life, as is common among unseasoned life insurance companies, likely will incur significant losses for a number of years because the costs of administration and the substantial nonrecurring costs of writing new life insurance. The costs of writing new business, which are deferred and amortized in accordance with our deferred acquisition policy, include first year commissions payable to insurance agents, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established for each policy. We have a significant accumulated deficit attributable primarily to our organization and capital raising efforts and to our expensive entry into the life insurance business.

Capital constraints prevented us from writing any significant amounts of new life insurance business in 2016 and 2015, which adversely affects our future prospects for profitability.

At present, we do not have sufficient capital and surplus for American Life in order for it to seek to sell a significant amount of new life insurance products. Our new life insurance product sales were limited in 2015 and in 2016. As a result, our agency force has been depleted. We intend to commence marketing efforts in 2017 and have begun to recruit new agents, which is an expensive and time consuming process. We cannot assure that in the event we are able to alleviate our capital constraints, we will be successful in retaining agents who are successful in selling significant new insurance policies for American Life in a cost efficient manner for us. A continued lack of new insurance policy sales will have a negative long-term impact on our revenues, results of operations and financial viability.

Midwest is a holding company and has no ability to generate revenues other than payments from American Life, which are presently not adequate to fund the operations of Midwest.

Midwest is a holding company whose only operating subsidiary is American Life. Midwest depends on reimbursement of costs from American Life but has no other source of revenue from American Life, particularly at this time, since American Life has limited capital as well. These payments are not adequate to cover the costs of Midwest’s operations. Lack of available funds of Midwest could restrict its operations significantly and without additional capital, Midwest could be forced to curtail its operations significantly. This would likely have an adverse effect on Midwest and its liquidity and financial results.

We intend to raise additional equity capital which will likely dilute the ownership interests of our existing shareholders.

In order to fund the capital and surplus required for American Life and to seek to grow assets and revenue to support our business plan, we plan to seek to raise additional capital, which we envision will sought to be raised through the issuance of additional shares of our voting common stock and/or preferred stock which would be convertible into voting common stock. If additional shares are issued, the ownership interests of existing shareholders will be diluted. We cannot assure we will obtain additional equity capital, or if any capital is raised, it will be on terms beneficial to our shareholders or to us.

We have a limited operating history and amount of assets.

We have a limited operating history and have incurred substantial losses every year since we were organized. We face all of the risks inherent in establishing an unseasoned business, including limited capital, uncertain product markets, lack of significant revenues, as well as fierce competition from better capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand and costs of marketing or advertising to build and expand our life insurance business. There can be no assurance that our life insurance operations will be successful or result in any significant revenues to the extent that we achieve profits and, the likelihood of any success must be considered in light significant operating losses incurred to date and lack of capital to pursue expansion and significant policy sales. These risks and the lack of a seasoned operating history make it difficult to predict our future revenues or results of operations. As a result, our financial results may fluctuate and fall below expectations. This could cause the value of our voting common stock to decline.

We may not be able to execute an acquisition strategy with any degree of success, which could cause our business and future growth prospects to suffer.

We intend to continue to pursue acquisitions of insurance related companies. However, suitable acquisition candidates may not be available on terms and conditions that are economic to us, particularly with our limited capital resources. In pursuing acquisitions, we will compete with other companies, most of which have greater financial and other resources than us. Further, if we succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected because:

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

American Life markets its insurance products through the services of licensed insurance agents. New agents are recruited through a staffing agency, referrals from shareholders, newspaper advertisements, and solicitation through use of on-line job sites. Most of these agents do not become successful life insurance agents. Our agency force may not be successful in generating any significant insurance policy sales on cost efficient terms for us.

Also, insurance products have been marketed by us using a face-to-face, referral based marketing concept. Historically our insurance agents have used our shareholder base and their referrals as potential clients for our life insurance products. We cannot predict how marketing efforts will succeed when our agents conduct general public solicitation regarding insurance products.

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

American Life may fail as a result of being inadequately capitalized.

American Life must have adequate capital and surplus capital, calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements in Nebraska. American Life was granted a certificate of authority by the Nebraska Department of Insurance based on initial capital and surplus (based upon statutory accounting principles) of approximately $3.5 million to American Life; as a result, American Life had approximately $3.8 million (based upon statutory accounting principles) at December 31, 2016. The Nebraska Department of Insurance may require additional amounts of capital and surplus to support the business of American Life going forward. The amount of capital and surplus ultimately required will be based on certain “risk-based capital” standards established by statute and regulation and administered by the Nebraska Department of Insurance. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by reviewing certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If American Life, fails to maintain required capital levels in accordance with the “risk-based capital” system, its ability to conduct business would be compromised and our ability to seek to expand our insurance business would be significantly reduced absent a prompt infusion of capital into American Life.

The insurance industry is subject to numerous laws and regulations, and compliance costs and/or changes in the regulatory environment could adversely affect our business.

Our insurance operations are subject to government regulation in each of the states in which we conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than shareholders. During the past several years, increased scrutiny has been placed upon the insurance regulatory framework, and certain state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance companies and insurance holding company systems. The NAIC and state insurance regulators reexamine existing laws and regulations on an ongoing basis, and focus on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. Future NAIC initiatives, and other regulatory changes, could have a material adverse impact on our insurance business. There can be no assurance that American Life will be able to satisfy the regulatory requirements of the Nebraska Department of Insurance or a similar department in any other state in which it may wish to transact business.

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

Impairment or negative performance of other financial institutions could adversely affect us

We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry. The operations of U.S. and global financial services institutions are interconnected and a decline in the financial condition of one or more financial services institutions may expose us to credit losses or defaults, limit our access to liquidity or otherwise disrupt our business operations.

We operate in a highly competitive industry, and our business will suffer if we are unable to compete effectively.

The operating results of life insurance companies are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. The life insurance business is fiercely competitive. Our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market insurance products, our ability to develop competitive and profitable products and our ability to obtain acceptable ratings. In connection with the development and sale of products, American Life encounters competition from other insurance companies, most of whom have financial and human resources substantially greater than American Life’s, as well as competition from other investment alternatives available to potential policyholders. We do not anticipate that American Life will be rated by industry analysts for several years. This will likely have a negative impact on its ability to compete with rated insurance companies.

American Life competes with up to 800 other life insurance companies in the United States. Most life insurance companies have greater financial resources, longer business histories, and more diversified lines of insurance coverage than American Life. These larger companies also generally have large sales forces. We also face competition from direct mail and email sales campaigns.

We are highly dependent upon our Chief Executive Officer, and the loss this officer could materially and adversely affect our business.

Our ability to operate successfully is dependent primarily upon the efforts of Mark A. Oliver, our Chief Executive Officer and the Chief Executive Officer of American Life. The loss of the services of Mr. Oliver could have a material adverse effect on our ability to execute our business plan. The Company has executed an employment agreement with Mr. Oliver with a term ending of 2019.

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

Liabilities established for future life insurance policy benefits are based upon a number of factors, including certain assumptions, such as mortality, morbidity, lapse rates and crediting rates. If we underestimate future policy benefits, we would incur additional expenses at the time we become aware of the inadequacy. As a result, our ability to achieve profits would suffer.

Fluctuations in interest rates could adversely affect our business and profitability.

Interest rate fluctuations could impair an insurance company’s ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources. Our annuity product exposes us to the risk that changes in interest rates will reduce any spread, or the difference between the amounts that American Life is required to pay under the contracts and the amounts American Life is able to earn on its investments intended to support its obligations under the contracts. Spread is a key component of revenues.

To the extent that interest rates credited are less than those generally available in the marketplace, policyholder lapses, policy loans and surrenders, and withdrawals of life insurance policies and annuity contracts may increase as contract holders seek to purchase products with perceived higher returns. This process may result in cash outflows requiring that American Life sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses.

Increases in market interest rates may also negatively affect profitability. In periods of increasing interest rates, we may not be able to replace invested assets with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. American Life therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts.

Our investments are subject to risks of default and reductions in market values.

We are subject to credit risk in our investment portfolio. Defaults by third parties in the payment or performance of their obligations under these securities, bankruptcy filings and other events could reduce our investment income and realized investment gains or result in the recognition of investment losses and restrict our access to cash and investments. The value of our investments may be materially adversely affected by increases in interest rates, downgrades in bonds included in our portfolio, financial market performance, general economic conditions, and by other factors that may result in the recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio and may adversely affect our results of operations.

Reinsurers with which we do business may not honor their obligations, leaving us liable for the reinsured coverage, and our reinsurers could increase their premium rates.

American Life cedes a substantial amount of its insurance to other insurance companies. However, it remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by the reinsurer. The cost of reinsurance is, in some cases, reflected in its premium rates. Under certain reinsurance agreements, the reinsurer may increase the rate it charges American Life for the reinsurance. However, if the cost of reinsurance were to increase with respect to policies for which American Life has guaranteed the rates, the costs to American Life would increase could be adversely affected, which would in turn adversely affect our profitability.

Changes in the tax laws could adversely affect our business.

Congress has from time to time considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. This and similar legislation, including a simplified “flat tax” income tax structure with an exemption from taxation for investment income, could adversely affect the sale of life insurance compared with other financial products if such legislation were to be enacted. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products that we and our operating subsidiary develop.

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

We do not intend to declare cash dividends on shares of our common stock for the foreseeable future.

We have never paid a cash dividend on our voting common stock and we do not anticipate paying dividends for the foreseeable future. We intend to retain available funds to be used for operations. Future dividend policy will depend on earnings, capital requirements, financial condition and other relevant factors. Moreover, we are a holding company without independent operations and generate limited cash flow from our operations.

Because we do not intend to pay cash dividends for the foreseeable future, shareholders will benefit from an investment in Midwest voting common stock only if the stock appreciates in value.

Because we do not expect to pay any cash dividends on our voting common stock for the foreseeable future, the success of any investment in our voting common stock will depend upon any future appreciation in our value. We cannot assure that our voting common stock will appreciate in value or even achieve or maintain a value equal to the price at which shares were purchased, particularly since we expect to incur losses.

Policy lapses in excess of those actuarially anticipated would have a negative impact on our financial performance.

Our profitability would likely be reduced if our lapse and surrender rates were to exceed the assumptions upon which we priced our insurance policies. Policy sales costs are deferred and recognized over the life of a policy. Excess policy lapses, however, cause the immediate expensing or amortizing of deferred policy sales costs.

The insurance industry is highly regulated and our activities are restricted as a result. We expend substantial amounts of time and incur significant expenses in connection with complying with applicable regulations, and we are subject to the risk that more burdensome regulations could be imposed on us.

Compliance with insurance regulation by us is costly and time consuming. Insurance companies in the U.S. are subject to extensive regulation in the states where they do business. This regulation primarily protects policyholders rather than stockholders. The regulations require:

●	prior approval of acquisitions of insurance companies;
●	certain solvency standards; licensing of insurers and their agents;
●	investment limitations;
●	deposits of securities for the benefit of policyholders;
●	approval of policy forms and premium rates;
●	periodic examinations; and
●	reserves for unearned premiums, losses and other matters.

American Life is subject to this regulation in each state in the U.S. in which it is licensed to do business. This regulation involves significant costs and restricts operations. We cannot predict the form of any future regulatory initiatives.

In addition, as the owner of a life insurance subsidiary, Midwest is regulated by various state insurance regulatory agencies under the uniform insurance holding company act. Certain "extraordinary" intercorporate transfers of assets and dividend payments from American Life require prior approval by the applicable state insurance regulator. We also file detailed annual reports with the Nebraska Department of Insurance and all of the states in which we are licensed. The business and accounts of American Life are subject to examination by the Nebraska Department of Insurance, as well as inquiries and follow up, including investigations, of the various insurance regulatory authorities of the states in which American Life is licensed.

There are a substantial number of shares of Midwest common stock eligible for future sale in the public market. The sale of a large number of these shares could cause the market price of our common stock to fall.

There were 22,558,956 shares of our voting common stock outstanding as of March 28, 2017. As of that date, nearly all outstanding shares may be sold without restriction. Sale of a substantial number of these shares would likely have a significant negative effect on the market price of our voting common stock, particularly if the sales are made over a short period of time. If our shareholders sell a large number of shares of our voting common stock, the market price of shares of our voting common stock could decline significantly.

Breaches of security or interference with our technology infrastructure could harm our business

Our business is reliant upon technology systems and networks to process, transmit and store information and to conduct many of our business activities and transactions. Maintaining the integrity of our systems and networks is critical to the success of our business operations and to the protection of our proprietary information and our clients' personal information. Any such breaches or interference that may in the future occur could have a material adverse impact on our business, financial condition or results of operations. Moreover, any unauthorized access to or the disclosure or loss of our proprietary information or our clients' personal information may result in legal claims, damage to reputation, the incurrence of costs to eliminate or mitigate further exposure, or other damage to our business. Despite measures taken to address and mitigate these risks, we cannot assure that our systems and networks will not be subject to breaches or interference.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease approximately 13,007 square feet office space at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506. This lease was executed October 17, 2013 and expires on January 31, 2024. We executed an amendment to the above lease for the additional 2,876 square feet of office space in Suite 450 on October 23, 2015, which will expire on May 31, 2017, which we do not plan to renew.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our voting common stock began trading on the OTCQB as of mid-2016 where it trades under the ticker symbol: MDWT. Shares do not actively trade. Bid and ask information by quarter is shown below:

As of March 28, 2017, we had issued and outstanding 22,558,956 shares of our voting common stock, 74,159 shares of Class A preferred non-voting stock, and 102,669 shares of Class B preferred non-voting stock. No other equity securities of the Company are outstanding.

Holders of Record

As of March 28, 2017, there were approximately 11,900 holders of record of our voting common stock.

Dividends

We have not paid cash dividends on our voting common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain any future earnings for reinvestment in our business.

The stated annual dividend rate on the Class B preferred shares is 7%, which commenced in 2015. Dividends of $43,120 and $56,057 were paid during 2016 and 2015, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “intends,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” along with any supplements in Part II below.

All such forward-looking statements speak only as of the date of this Form 10-K. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Overview

We were formed on October 31, 2003 for the primary purpose of becoming a financial services company. We presently conduct our business through our sole life insurance subsidiary, American Life & Security Corp. (“American Life”). In 2009, American Life was issued a certificate of authority to conduct life insurance business in Nebraska. For the years ended December 31, 2016 and 2015, we generated approximately $3.5 million and $3.4 million in premium revenue, respectively.

We have incurred losses since inception that resulted primarily from costs incurred while raising capital and establishing and operating American Life and other entities. We expect to continue to incur operating losses until American Life achieves a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with generally accepted accounting principles (GAAP) in the United States of America. Preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. A detailed discussion of significant accounting policies is provided in this report in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Report.

Valuation of Investments

Our principal investments are in fixed maturities. Fixed maturities, which are classified as available for sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). We utilize external independent third-party pricing services to determine the fair values on investment securities available for sale. We have processes, and controls in place to review prices received from service providers for reasonableness and unusual fluctuations in prices. In the event that a price is not available from a third-party pricing service, we pursue external pricing from brokers. Generally, we pursue and utilize only one broker quote per security. In doing so, we solicit only brokers which have previously demonstrated knowledge and experience of the subject security.

Additionally, we have minor investments in development stage entities. These equity securities approximate carrying value and are invested in privately-held, development stage holding companies. These securities have no active trading. The fair value for these securities is determined through the use of unobservable assumptions about market participants.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as another-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than- temporary impairment is bifurcated. We recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.

Deferred Acquisition Costs

Incremental direct costs, net of amounts ceded to reinsurers, that result directly from and are essential to a life insurance contract acquisition transaction and would not have been incurred by us had the contract acquisition not occurred, are capitalized, to the extent recoverable, and amortized over the life of the life insurance premiums produced. Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense.

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

VOBA is also reviewed on an ongoing basis to determine that the unamortized portion does not exceed the expected recoverable amounts. If it is determined from experience that the premium margins or gross profits are less than unamortized deferred acquisition costs, then the asset will be adjusted downward with the adjustment recorded as an expense in the current period.

Goodwill and Intangibles

Goodwill represents the excess of the amounts paid to acquire other businesses over the fair value of their net assets at the date of acquisition. Goodwill is tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred.

The Company elected to forgo the qualitative impairment analysis and performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2016, the fair value of the Company’s reporting unit was less than the carrying value of the net assets assigned to that unit therefore the Company was required to perform further testing for impairment. Management’s determination of the fair value of the reporting unit incorporated assumptions that market participants would make in valuing the reporting unit. Based upon our fair value analysis, the Company determined that the full amount of the goodwill should be written off as of December 31, 2016.

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

We compared the carrying value of our identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2016, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

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

Amounts received as payment for annuities and/or non-traditional contracts such as interest sensitive whole life contracts, single payment endowment contracts, single payment juvenile contracts and other contracts without life contingencies are recognized as deposits to policyholder account balances and included in future insurance policy benefits. Revenues from these contracts are comprised of fees earned for administrative and contract-holder services, which are recognized over the period of the contracts, and included in revenue. Deposits are shown as a financing activity in the consolidated statement of cash flows.

Amounts received under our multi-benefit policy form are allocated to the life insurance portion of the multi-benefit life insurance arrangement and the annuity portion based upon the signed policy.

New Accounting Standards

A discussion of new accounting standards is provided in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Consolidated Results of Operations

Net Loss: The increase in net loss in 2016 compared to 2015 was due to the impairment of the goodwill of $1,129,824, the loss of $420,720 on the revised valuation of Midwest's equity method investment in First Wyoming mentioned below, the net loss of $185,000 as a result of the inclusion of First Wyoming Life. the decline in premium revenue, increase in interest credited, and other operating expenses. These were offset by the bargain purchase gain on the revised valuation of the Midwest and First Wyoming merger of $1,326,526. Midwest engaged a third party to prepare a valuation of Midwest and First Wyoming. The total bargain purchase gain recorded based upon the final valuation was $2,231,104. Of that amount, $904,578 was recognized in the fourth quarter of 2015 on a provisional basis, with the remainder recorded in 2016. There were also lower death benefits, decrease in reserves, and decrease in amortization of deferred acquisition costs in 2016.

Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below. Unless the context requires otherwise, all references compare 2016 to 2015.

	Year Ended December 31,
	2016	2015
Premiums	$3,517,458	$3,424,377
Investment income, net of expenses	878,991	663,968
Loss on equity method investment	(420,720)	(357,437)
Net realized gains (losses) on investments	31,504	(117,364)
Miscellaneous income	107,015	171,571
	$4,114,248	$3,785,115

Premium revenue: Premium revenue increased primarily due to the inclusion of $322,000 of premiums attributable to the acquisition of First Wyoming in late 2015; such premiums of $49,000 were only recognized for two months in 2015. This increase was offset by our decision to significantly reduce new life insurance policy sales in 2015 and selling efforts in 2016 in order to preserve the regulatory capital and surplus of American Life. We expect to have limited production of new insurance business in 2017 in order to continue to preserve surplus, although new sales resulted in $75,000 of new annual premium written in the fourth quarter of 2016. The essential flat revenue number was also due to GAAP accounting for premiums from our Accumulator life insurance product (our primary product). We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium and the other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits rather than in revenues.

Investment income, net of expenses: The components of net investment income for 2016 and 2015 are as follows:

	Year Ended December
	2016	2015
Fixed maturities	$889,860	$681,999
Equity securities	1,434	186
Other	58,849	44,870
	950,143	727,055
Less investment expenses	(71,152)	(63,087)
Investment income, net of expenses	$878,991	$663,968

The increase in investment income was due to increased size of our bond portfolio using a part of the $2.4 million of cash received from our acquisition of Northstar in early 2016, the consolidation of First Wyoming Life and its investment income of $122,000 for the full year of 2016 compared to $22,000 which only included two months in 2015. Policy loan interest, real estate investments, and miscellaneous investment income is included in the “Other” line item above.

Loss on equity method investment: The increase in investment loss for equity method investments was due to the final valuation by a third party of Midwest’s investment in First Wyoming. The original investment in First Wyoming was $810,500. The preliminary valuation prepared for us by the third party was determined to be $642,150 which resulted in a loss of $168,350 for the year ended December 31, 2015. The final valuation by the third party valued First Wyoming at $221,430 resulting in the $420,720 loss for the year ended December 31, 2016, offset by the gain as discussed above.

Net realized gains (losses) on investments: The increase was due primarily to improved market conditions on sale of bonds.

Miscellaneous income: Miscellaneous income decreased due to our TPA fee income decline as we acquired two companies in 2015 and 2016 for whom we were performing TPA services. We have three customers for whom we performed these services. We do not expect such service to be a significant source of future revenue. Fees earned during the years ended December 31, 2016 and 2015 were $63,500 and $154,670, respectively.

Expenses are summarized in the table below.

	Year Ended December 31,
	2016	2015
Death and other benefits	$803,091	$908,658
Interest credited	776,541	533,646
Increase in benefit reserves	751,743	777,111
Amortization of deferred acquisition costs	367,235	469,674
Salaries and benefits	2,345,311	1,940,345
Goodwill impairment	1,129,824	-
Other operating expenses	3,114,951	2,578,288
	$9,288,696	$7,207,722

Death and other benefits: Death benefits decreased due primarily to a decrease in our pending claims and incurred but not reported claims for American Life. Death benefits are expected to continue at current levels on our older block of business as a result of the age of the block. We maintain policy reserves to offset the effect of all claims. These decreases were offset by $30,000 of claims relating to the inclusion of First Wyoming Life for the full year of 2016 compared to $4,000 for only two months of 2015.

Interest credited: Interest credited increased as a result of the increase in the annuity deposits and the inclusion of First Wyoming Life which added $950,000 of annuity deposits and $49,000 of interest credited for the full year of 2016 compared to $7,000 for only two months of 2015.

Increase in benefit reserves: The decrease in benefit reserves reflects the decrease in new business written and the increase in surrenders. These decreases were offset by the inclusion of First Wyoming Life which added $72,000 for the full year of 2016 compared to $15,500 for only two months in 2015 and the maturity of our in-force block of business.

Amortization of deferred acquisition costs: The decline was due primarily to the decline in new business written in the first nine months of 2016 to conserve capital and surplus. New business was written in the fourth quarter of 2016 of $75,000 of annual premiums.

Salaries and benefits: The increase was due to the inclusion of First Wyoming salaries and benefits of $390,000 for the full year of 2016 compared to $75,500 for only two months of 2015 and similar costs after the merger of Northstar of $225,000 in March 2016. These were offset by personnel reductions. We expect further salary and benefit reductions of approximately $166,000 in 2017 compared to 2016 and $184,000 in 2018 compared to 2017.

Goodwill impairment: During our goodwill analysis, we determined that we needed to impair the whole balance of $1,129,824.

Other operating expenses: Other operating expenses increased due to the inclusion of First Wyoming Life expenses of $354,000 for the full year of 2016 compared to $37,000 for only two months of 2015, expenses related to Northstar and First Wyoming mergers and the redomestication and merger of our former life subsidiaries of $289,159 and an increase in travel and legal expenses due to capital raising efforts of $82,000; offset by the reimbursement for Great Plains Life 2015 regulatory examination fees of $67,000.

Investments

Our overall investment philosophy is reflected in the allocation of our investments. We emphasize investment grade debt securities, with smaller holdings in equity securities, real estate held for investment, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

	December 31, 2016		December 31, 2015
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$3,224,219	11.0%	$3,193,499	12.5%
States and political subdivisions - general
obligation	381,395	1.3	995,051	3.9
States and political subdivisions - special revenue	277,735	0.9	273,336	1.1
Corporate	23,855,590	81.3	18,809,391	73.5
Total fixed maturity securities	27,738,939	94.5	23,271,277	91.0
Cash and cash equivalents	661,545	2.3	1,192,336	4.8
Equity securities, at cost	-	-	140,250	0.5
Other investments:
Real estate, held for investment	517,729	1.8	529,769	2.1
Policy loans	412,583	1.4	420,775	1.6
Total	$29,330,796	100.0%	$25,554,407	100.0%

Increases in fixed maturity securities primarily resulted from the purchase of additional bonds from normal operating activities.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$4,301,163	15.5%	$3,406,770	14.7%
AA	1,612,897	5.8	1,711,366	7.4
A	8,319,121	30.1	6,341,991	27.1
BBB	12,827,754	46.2	11,534,042	49.6
Total investment grade	27,060,935	97.6	22,994,169	98.8
BB and other	678,004	2.4	277,108	1.2
Total	$27,738,939	100.0%	$23,271,277	100.0%

Reflecting the quality of securities maintained by us, 97.6% and 98.8% of all fixed maturity securities were investment grade as of December 31, 2016 and 2015, respectively. Due to the low interest rate environment, we have invested in bonds with “A” ratings at the time the investment was made.

Market Risks of Financial Instruments

We hold a diversified portfolio of investments that primarily includes cash, bonds, stocks, real estate, held for investment, and notes receivable. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk.

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

Credit Risk

We are exposed to credit risk through counterparties and within the investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. We manage our credit risk through diversification of investments amongst many corporations and numerous industries. Additionally our investment policy limits the size of holding in any particular issuer.

Liquidity and Capital Resources

At December 31, 2016, we had cash and cash equivalents totaling $661,545. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months when combined with the level of maturing securities and the liquidity associated with our investment portfolio. The Company is also looking to raise additional capital in 2017. The Company has based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than they currently expect. Our surplus notes for $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. Due to the nature of surplus notes a repayment cannot be made without the prior approval of the Nebraska regulators and they have not approved any repayment to date.

Since inception, our operations have been financed primarily through the sale of voting common stock and preferred stock. Our operations have generated significant operating losses since we were incorporated in 2003. We expect significant losses for several years.

Aside from raising capital, which has funded the vast majority of our operations, premium income, deposits to policyholder account balances, and investment income are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to meet future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds for 2017.

Net cash used by operating activities was $927,125 for 2016, which was comprised primarily of the net loss of $3,847,922 partially offset by an increase in policy liabilities of $939,095. Net cash used in investing activities from was 907,664.. The primary source of cash was from sales of available for sale securities, the sale of an inactive subsidiary, and the acquisition of Northstar. Offsetting this source of cash was our purchases of investments in available-for-sale securities and the purchase of property and equipment. Net cash provided by financing activities was $1,303,998. The primary source of cash was net receipts on deposit-type contracts, offset by dividends paid to Class B Preferred Stock shareholders.

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

As a “smaller reporting company” we are not required to provide disclosure pursuant to this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements are included as a part of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control over Financial Reporting

The information contained in this section addresses management's evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2016.

Evaluation of Disclosure Controls and Procedures

Management (with the participation of our principal executive officer/principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer/principal financial officer concluded that, because of the material weakness described below, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and is accumulated and communicated to our management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Inherent Limitations on Effectiveness of Controls

Our management, including the principal executive officer/principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be met. Our controls and procedures are designed to provide reasonable assurance that our control system’s objective will be met and our principal executive officer/principal financial officer has concluded that our disclosure controls and procedures are not effective at the reasonable assurance level. The design of a control system must reflect that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by individual acts of persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures by us are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the period covered by this report based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of management’s assessment and evaluation, principal executive officer/principal financial officer concluded that our internal control over financial reporting was not effective due to the material weaknesses described below.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

Changes in Internal Control over Financial Reporting

Our efforts to improve our internal controls are ongoing and focused on expanding our organizational capabilities to improve our control environment and on implementing process changes to strengthen our internal control and monitoring activities. In addition, although we are implementing remedial measures to address all of the identified material weaknesses as discussed below, our assessment of the impact of these measures have not been completed as of the filing date of this report.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A number of significant audit adjustments were made to our consolidated financial statements as of December 31, 2016 and for the year then ended, resulting in material changes to net loss and stockholders’ equity. The audit adjustments related primarily to complex nonrecurring transactions with our investees and how assets are evaluated for collectability and impairment. The material weakness resulted from the Company not utilizing sufficient technical accounting capabilities in recording and analyzing these transactions.

Remediation

Management is developing certain remediation steps to address the material weaknesses discussed above and to improve our internal control over financial reporting. If not remediated, these control deficiencies could result in material misstatements to our future financial statements. Our management and our Board of Directors take the control and integrity of our financial statements seriously and believe that the remediation steps described below are essential to maintaining an effective internal control environment. The following remediation steps will be implemented by us as soon as practicable with respect to the material weaknesses described herein and particularly with respect to future complex non-routine transactions:

1)	Continual evaluation and enhancement of internal technical accounting capabilities supported by the use of third-party advisors where our Management and internal control personnel believe the complexity of a particular transaction exceeds our internal capabilities;

2)	Enhanced management awareness and oversight to identify early on complex technical accounting issues and early identification of situations and transactions which might require the use of third-part advisors and consultants.

We believe that these remediation actions will result in significant improvements in our controls. We intend to perform such procedures and commit such resources as necessary to continue to allow us to overcome or mitigate the above material weaknesses such that we can make materially and accurate quarterly and annual SEC financial filings.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

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
2.1

Plan and Agreement of Merger – First Wyoming Capital Corporation, Midwest Holding Inc. and Midwest Acquisition, Inc. dated July 31, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, field on August 26, 2015.)

2.2

Plan and Agreement of Exchange – Midwest Holding Inc., Northstar Financial Corporation dated December 18, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on January 8, 2016.)

3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

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

10.1

Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/k/a Corporate Development Inc.). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.2

Administrative Services Agreement, dated August 17, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.3

Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Mark Oliver. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.4

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

10.6

Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.7

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

10.9

Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.10

Reinsurance Agreement, dated January 1, 2010, by and between American Life and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.11

Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.12

Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.13

Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.14

Amendment Number One to Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2017

MIDWEST HOLDING INC.

By:	/s/	Mark A. Oliver
Name:		Mark A. Oliver
Title:		Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mark A. Oliver	Chief Executive Officer, Treasurer,	March 28, 2017
Mark A. Oliver	Chairman of the Board
(Principal Executive Officer,
Principal Financial Officer)

/s/ Dana Stapleton	Director	March 28, 2017
Dana Stapleton

/s/ Jack Theeler	Director	March 28, 2017
Jack Theeler

/s/ Scott Morrison	Director	March 28, 2017
Scott Morrison

	Director	March 28, 2017
Firman Leung

/s/ John T. Hompe	Director	March 28, 2017
John T. Hompe

/s/ Steve Connor	Director	March 28, 2017
Steve Connor

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Midwest Holding Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Midwest Holding, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedules of Midwest Holding Inc. listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting policies used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midwest Holding Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, which considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Omaha, Nebraska
March 30, 2017

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $29,024,083 and $24,279,231, respectively)	$27,738,939	$23,271,277
Equity securities, at cost	-	140,250
Real estate, held for investment	517,729	529,769
Policy Loans	412,583	420,775
Total investments	28,669,251	24,362,071
Cash and cash equivalents	661,545	1,192,336
Amounts recoverable from reinsurers	11,704,055	12,212,656
Interest due and accrued	312,054	264,791
Due premiums	670,989	640,073
Deferred acquisition costs, net	2,568,799	2,765,063
Value of business acquired, net	1,726,192	2,039,110
Intangible assets	700,000	700,000
Goodwill	-	1,129,824
Property and equipment, net	158,471	217,565
Assets associated with business held for sale (see Note 3)	-	16,870,241
Other assets	95,773	532,674
Total assets	$47,267,129	$62,926,404
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$24,606,543	$24,155,140
Policy claims	565,148	839,859
Deposit-type contracts	16,012,567	13,897,421
Advance premiums	52,074	57,699
Total policy liabilities	41,236,332	38,950,119
Accounts payable and accrued expenses	1,211,875	1,013,313
Liabilities associated with business held for sale (see Note 3)	-	15,508,998
Surplus notes	550,000	550,000
Total liabilities	42,998,207	56,022,430
Commitments and Contingencies (See Note 8)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; issued and outstanding 74,159 shares
as of December 31, 2016 and 2015.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; issued and outstanding 102,669 shares as of
December 31, 2016 and 2015.	103	103
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and
outstanding 22,558,956 and 18,006,301 shares as of December 31, 2016	22,559	18,006
and 2015, respectively.
Additional paid-in capital	33,036,924	31,584,529
Accumulated deficit	(27,533,447)	(23,685,525)
Accumulated other comprehensive loss	(1,257,291)	(1,013,213)
Total stockholders' equity	4,268,922	6,903,974
Total liabilities and stockholders' equity	$47,267,129	$62,926,404

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2016 and 2015

	2016	2015
Income:
Premiums	$3,517,458	$3,424,377
Investment income, net of expenses	878,991	663,968
Loss on equity method investment	(420,720)	(357,437)
Net realized gains (losses) on investments	31,504	(117,364)
Miscellaneous income	107,015	171,571
	4,114,248	3,785,115
Expenses:
Death and other benefits	803,091	908,658
Interest credited	776,541	533,646
Increase in benefit reserves	751,743	777,111
Amortization of deferred acquisition costs	367,235	469,674
Salaries and benefits	2,345,311	1,940,345
Goodwill impairment	1,129,824	-
Other operating expenses	3,114,951	2,578,288
	9,288,448	7,207,722
Operating loss	(5,174,448)	(3,422,607)
Bargain purchase gain for business acquisition	1,326,526	904,578
Loss before income taxes	(3,847,922)	(2,518,029)
Income tax expense	-	-
Net loss	(3,847,922)	(2,518,029)
Comprehensive loss
Unrealized losses on investments
arising during period	(212,574)	(737,832)
Less: reclassification adjustment for net
realized (gains) losses on investments	(31,504)	117,364
Other comprehensive loss	(244,078)	(620,468)
Comprehensive loss	$(4,092,000)	$(3,138,497)
Net loss per common share, basic and diluted	$(0.18)	$(0.18)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016 and 2015

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2014	$177	$13,168	$29,583,631	$(21,167,496)	$(392,745)	$8,036,735
Issuances of common stock	-	71	250,110	-	-	250,181
Preferred stock dividend	-	-	(56,057)	-	-	(56,057)
Merger of First Wyoming Capital Corporation	-	4,767	1,806,845	-	-	1,811,612
Net loss	-	-	-	(2,518,029)	-	(2,518,029)
Other comprehensive loss	-	-	-	-	(620,468)	(620,468)
Balance, December 31, 2015	$177	$18,006	$31,584,529	$(23,685,525)	$(1,013,213)	$6,903,974
Preferred stock dividend	-	-	(43,120)	-	-	(43,120)
Acquisition of Northstar Financial Corporation	-	4,553	2,401,321	-	-	2,405,874
Merger of First Wyoming Capital Corporation	-	-	(905,806)	-	-	(905,806)
Net loss	-	-	-	3,847,922	-	(3,847,922)
Other comprehensive loss	-	-	-	-	(244,078)	(244,078)
Balance, December 31, 2016	$177	$22,559	$33,036,924	$(27,533,447)	$(1,257,291)	$4,268,922

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities:
Net loss	$(3,847,922)	$(2,518,029)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	213,055	173,915
Depreciation and amortization	381,582	400,870
Deferred acquisition costs capitalized	(178,419)	(552,466)
Amortization of deferred acquisition costs	367,235	469,674
Net realized losses (gains) on investments	(31,504)	117,364
Goodwill impairment	1,129,824	-
Bargain purchase gain for business acquired	(1,326,526)	(904,578)
Loss on equity method investment	420,720	357,437
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	508,601	424,254
Interest and dividends due and accrued	(47,263)	(44,596)
Due premiums	(30,916)	(21,568)
Policy liabilities	939,095	1,185,036
Other assets and liabilities	575,313	(219,213)
Other assets and liabilities held for sale	-	(68,864)
Net cash used for operating activities	(927,125)	(1,200,764)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(19,213,405)	(16,090,449)
Proceeds from sale or maturity	14,387,936	13,594,158
Securities associated with business held for sale
Purchases	-	(964,450)
Proceeds from sale or maturity	52,703	869,528
Net change in equity securities carried at cost:
Proceeds from sale	30,250	9,000
Proceeds from payments on mortgage loans on real estate, held for investment	-	349,386
Sale of Capital Reserve Life Insurance Company	1,432,446	-
Net change in policy loans	8,192	(46,589)
Acquisition of Northstar Financial Corporation	2,427,394	-
Acquisition of First Wyoming Capital Corporation	-	315,546
Net purchases of property and equipment	(33,180)	(37,084)
Net cash used for investing activities	(907,664)	(2,000,954)
Cash Flows from Financing Activities:
Issuance of common stock	-	286,722
Preferred stock dividend	(43,120)	(56,057)
Receipts on deposit-type contracts	2,433,781	2,387,104
Withdrawals on deposit-type contracts	(1,086,663)	(533,762)
Net cash provided by financing activities	1,303,998	2,084,007
Net decrease in cash and cash equivalents	(530,791)	(1,117,711)
Cash and cash equivalents:
Beginning	1,192,336	2,310,047
Ending	$661,545	$1,192,336

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Supplemental Cash Flow Information

Years Ended December 31, 2016 and 2015

	2016	2015
Supplemental Disclosure of Non-Cash Information
Common stock issued on the First Wyoming acquisition and
measurement period adjustment	$(905,806)	$1,811,612
Common stock issued on Northstar Acquisition	2,405,874	-
	$1,500,068	$1,811,612

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of operations: Midwest Holding Inc. (“Midwest” or “the Company”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of operating a financial services company. The Company is in the life insurance business and operates through its wholly owned subsidiary, American Life & Security Corp. (“American Life”). The Company has made several acquisitions of life insurance companies and related entities since 2008, all of which have been merged into the Company or into American Life.

Basis of presentation: The accompanying consolidated financial statements include the accounts of Midwest and/or our wholly owned subsidiary American Life. Hereafter, entities are collectively referred to as the “Company,” “we,” “our” or “us.”

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of life insurance products through American Life. The product offerings, the underwriting processes, and the marketing processes are similar. The Company’s product offerings consist of a multi- benefit life insurance policy that combines cash value life insurance with a tax deferred annuity and a single premium term life product. These product offerings are underwritten, marketed, and managed as a group of similar products on an overall portfolio basis.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the years ended December 31, 2016 or 2015.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Included within the Company’s equity securities carried at cost and equity method investments are certain privately placed common stocks for some development stage holding companies organized for the purpose of forming life insurance subsidiaries. Our privately placed common stocks are recorded using cost basis or the equity method of accounting, depending on the facts and circumstances of each investment. These securities do not have a readily determinable fair value. The Company does not control these entities economically, and therefore does not consolidate these entities. The Company reports the earnings from privately placed common stocks accounted for under the equity method in net investment income.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Mortgage loans on real estate, held for investment: Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No valuation allowance was established for mortgage loans on real estate, held for investment as of December 31, 2016 due to the mortgage loans being sold in 2014 and 2015.

Policy loans: Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At December 31, 2016 and 2015 the Company did not have any short-term investments.

Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2016 and 2015, the Company had no cash equivalents.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its December 31, 2016 analysis that all deferred acquisition costs were recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table provides information about deferred acquisition costs (“DAC”) for the years ended December 31, 2016 and 2015, respectively.

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$2,765,063	$2,646,970
Capitalization of commissions, sales and issue expenses	178,419	552,466
Change in DAC due to unrealized investment losses	(7,448)	35,301
Gross amortization	(367,235)	(469,674)
Balance at end of period	$2,568,799	$2,765,063

Value of business acquired: Value of business acquired (“VOBA”) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined during its December 31, 2016 and 2015 analysis that all value of business acquired were recoverable.

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

The Company elected to forgo the qualitative impairment analysis and performed the first step of the goodwill quantitative analysis to determine if the fair value of the reporting unit was in excess of the carrying value. As of December 31, 2016, the fair value of the Company’s reporting unit was less than the carrying value of the net assets assigned to that unit therefore the Company was required to perform further testing for impairment. Management's determination of the fair value of the reporting unit incorporated assumptions that market participants would make in valuing the reporting unit. Based upon our fair value analysis, the Company determined that the full amount of the goodwill should be written off as of December 31, 2016.

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

The Company compared the carrying value of its identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2016 and 2015, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $103,623 and $157,387 for the years ended December 31, 2016 and 2015, respectively. The accumulated depreciation totaled $961,864 and $864,526 as of December 31, 2016 and 2015, respectively.

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

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2016 or 2015.

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

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at December 31, 2016 and 2015.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 100,000,000 shares authorized and 20,000,000 preferred shares authorized. At December 31, 2016 and 2015, the Company had 22,558,956 and 18,006,301 common shares issued and outstanding, respectively.

At December 31, 2016 and 2015, the Company had 1,179 warrants outstanding. The warrants were exercisable through December 31, 2016 for 10 shares of voting common stock at an exercise price of $6.50 per share. No warrants were exercised during 2016 and 2015 and are now expired.

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May, 2015, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred share is $0.001 with 2,000,000 shares authorized. At both December 31, 2016 and 2015, the Company had 74,159 Class A preferred shares issued and outstanding.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Class B preferred shares are non-cumulative, non-voting and convertible by the holder or the Company to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The par value per preferred share is $0.001 with 1,000,000 shares authorized. The stated annual dividend rate on the Class B preferred shares is 7%. Dividends totaling $43,120 and $56,057 were paid during the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company had 102,669 Class B preferred shares issued and outstanding.

The Company evaluated its Class B preferred stock for potential embedded derivatives. In doing so, the Company first concluded that the nature of the host contract was more equity than debt like. The embedded conversion features were determined not to be derivatives as net settlement does not exist given the lack of trading activity in the Company’s stock. Additionally, the conversion features are clearly and closely related to an equity host contract. Consideration was also given to whether a beneficial conversion feature should be recognized in additional paid in capital for the intrinsic value of the conversion feature at the issuance date. The Class B preferred stock is not mandatorily redeemable but may be redeemed at the time of a deemed liquidation. Holders could elect redemption upon the occurrence of certain deemed liquidation events, including mergers in which the company is a constituent party and sales of substantially all the assets of the Company, that are within the Company’s control, if the Company does not dissolve it. As such, the preferred stock is recognized in permanent equity. The redemption feature was determined to not be a derivative as settlement would be gross.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2016 and 2015 were 21,625,878 and 14,081,926 shares, respectively.

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

Note 2. Recent Acquisitions

On March 15, 2016, Midwest acquired Northstar Financial Corporation (“Northstar”), an inactive Minnesota corporation, pursuant to an Agreement and Plan of Merger dated December 18, 2015. Pursuant to this merger, Midwest exchanged 1.27 shares of its voting common stock for each share of Northstar common stock, or approximately 4,553,000 shares. The merger of Northstar was recorded as an asset acquisition. The assets (primarily cash) and liabilities of Northstar were recorded in the Company’s consolidated financial statements at their estimated fair values as of the acquisition date.

On October 27, 2015, Midwest acquired 100% of all of the outstanding shares that it did not previously own of First Wyoming Capital Corporation (“First Wyoming”), a Wyoming corporation, pursuant to an Agreement and Plan of Merger dated July 31, 2015 under which First Wyoming became a wholly-owned subsidiary of Midwest. Pursuant to the Merger Agreement, Midwest issued approximately 4,767,400 shares to the former shareholders of First Wyoming other than Midwest. The fair value of the Midwest shares exchanged to acquire 100% of the remaining outstanding shares of First Wyoming that it did not previously own was estimated by applying the income approach to be $905,806, which is different from our preliminary estimate of $1,811,612 as disclosed in Note 2 of our 2015 10-K. This fair value measurement was based on significant inputs that are not observable in the market. Key assumptions include projected total income growth of between 3% and 16%, expected long term growth of 3%, a discount rate of 16.0%, and a terminal value based on earnings and a capitalization rate of 13.0%. Subsequent to the closing, First Wyoming merged into Midwest and on September 1, 2016 First Wyoming Life, the life insurance subsidiary of First Wyoming, merged into American Life.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The First Wyoming acquisition was accounted for under the acquisition method of accounting, which requires the consideration transferred and all assets and liabilities assumed to be recorded at fair value. Prior to the acquisition, Midwest held 22.1% of the outstanding shares of First Wyoming, which it had recorded in its financial statements under the equity method of accounting at a book value of $810,500 with a related accumulated other comprehensive loss of $30,410. The fair value of our previously held equity interest in First Wyoming was determined to be $221,430, resulting in a loss of $619,480 on the previously held equity interest. The preliminary fair value of our previously held equity interest in First Wyoming as disclosed in Note 2 of the 2015 10-K was determined to be $642,150 resulting in a loss of $198,760, which was included in net investment income (loss) in the 2015 10-K consolidated statement of comprehensive income for the year ended December 31, 2015 and the remaining $420,720 was recognized in the period ended September 30, 2016 10-Q in loss on equity method investment on the consolidated statement of comprehensive income. The fair value of the previously held equity interest in First Wyoming was estimated by applying the income approach using significant inputs that are not observable in the market. Key assumptions include projected total income growth of between 3% and 13%, expected long term growth of 3%, a discount rate of 18.0%, a terminal value based on earnings and a capitalization rate of 13.0%, and adjustments due to lack of control that market participants would consider when estimating the fair value of the previously held equity interest in First Wyoming.

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
$1,127,236

All amounts related to the business combination are finalized and are no longer provisional. The transaction resulted in a bargain purchase gain of $2,231,104 and, of that amount, $904,578 was included in the bargain purchase gain for business acquisition line item in the consolidated statement of comprehensive income for the year ended December 31, 2015. The remaining $1,326,526 was included in the consolidated statement of comprehensive income for the period ended September 30, 2016. The bargain purchase gain was driven by the fact that as a standalone company, First Wyoming Life would have been required to significantly increase its administrative operations in Cheyenne, Wyoming, in the near future, the cost of which would be prohibitive to a small life insurance company such as First Wyoming Life.

Value of business acquired (“VOBA”) is being amortized on a straight-line basis over ten years which approximates the earnings pattern of the related policies.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Acquisition costs relating to the business combination with First Wyoming totaling $123,219 were expensed as incurred and are included in the other operating expenses line item in the consolidated statement of comprehensive income for the year ended December 31, 2015.

Total income and net loss of $71,165 and $73,939, respectively, were included in the 2015 10-K Consolidated Statements of Comprehensive Income from the October 27, 2015 acquisition date through December 31, 2015. Operations of the acquired entity and its subsidiary (First Wyoming Life) were immediately integrated with the Company’s operations.

The following table presents unaudited pro forma consolidated total income and net loss as if the acquisition had occurred as of January 1, 2015 (earliest period shown).

Year ended December 31, (unaudited)	2015
Premiums	$3,723,084
Investment income	414,972
Miscellaneous income	48,864
Total income	$4,186,920

Net loss	$(4,338,598)

The unaudited pro forma total income and net loss above was adjusted to eliminate the equity method investment loss of $158,677 recorded for the year ended December 31, 2015. The pro forma amounts above also included an adjustment for the elimination of TPA fees paid by First Wyoming to Midwest of $122,903 for the year ended December 31, 2015. The unaudited proforma net loss presented above also includes adjustments for the amortization of VOBA for the year ending December 31, 2015 of $50,660.

Note 3. Assets and Liabilities Held for Sale

In December 2015, American Life entered into a purchase agreement with a third party to sell its interest in its dormant subsidiary, Capital Reserve Life Insurance Company (“Capital Reserve”). Under the terms of the purchase agreement, American Life received cash which approximated the statutory surplus of Capital Reserve. The sale of Capital Reserve was effective as of August 29, 2016. Prior to the sale of Capital Reserve, Midwest had $16.9 million and $15.5 million of assets and liabilities, respectively, classified as held for sale on the Consolidated Balance Sheet. The sale of Capital Reserve resulted in a net gain of approximately $26,000 which includes the $50,000 cash above book value and the unrealized gains on the fair market value of bonds at August 29, 2016 becoming realized at the date of sale of $17,000 offset by the write-off of the VOBA of $40,714. This gain is included in the Net realized gain (loss) on investments on the consolidated statement of comprehensive income.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 4. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2016 and 2015 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2016:
Fixed maturities:
U.S. government obligations	$3,390,545	$-	$166,326	$3,224,219
States and political subdivisions -- general obligations	383,730	732	3,067	381,395
States and political subdivisions -- special revenue	275,262	5,633	3,160	277,735
Corporate	24,974,546	16,232	1,135,188	23,855,590
Total fixed maturities	$29,024,083	$22,597	$1,307,741	$27,738,939
December 31, 2015:
Fixed maturities:
U.S. government obligations	$3,256,704	$6,610	$69,815	$3,193,499
States and political subdivisions -- general obligations	1,001,993	-	6,942	995,051
States and political subdivisions -- special revenue	275,333	-	1,997	273,336
Corporate	19,745,201	1,468	937,278	18,809,391
Total fixed maturities	$24,279,231	$8,078	$1,016,032	$23,271,277

The Company had five securities that individually exceed 10% of the total of the state and political subdivisions categories as of December 31, 2016. The amortized cost, fair value, credit rating, and description of each such security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
December 31, 2016:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$110,988	$109,633	AA+
Longview Washington Refunding	163,172	161,460	NR
Memphis Tenn	109,570	110,302	AA
States and political subdivisions -- special revenue
Philadelphia PA Auth For Indl Dev City Svc Agreement	149,411	146,973	AA
Riviera Beach FLA Pub Impt Rev	100,392	106,025	AA
Total	$633,533	$634,393

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at December 31, 2016 and 2015, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2016			December 31, 2015
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$3,224,219	$166,326	17	$2,484,188	$62,343	14
States and political subdivisions --
general obligations	271,093	3,066	2	660,569	5,004	5
States and political subdivisions --
special revenue	171,711	3,160	2	248,146	1,618	2
Corporate	19,737,965	935,546	112	15,320,916	796,204	97
Greater than 12 months:
U.S. government obligations	-	-	-	305,055	7,472	3
States and political subdivisions --
general obligations	-	-	-	334,481	1,938	1
States and political subdivisions --
special revenue	-	-	-	25,190	379	1
Corporate	2,558,275	199,643	12	3,166,108	141,074	22
Total fixed maturities	$25,963,263	$1,307,741	145	$22,544,653	$1,016,032	145

Based on our review of the securities in an unrealized loss position at December 31, 2016 and 2015, no other-than-temporary impairments were deemed necessary. The Company had one bond related to non-investment grade, Diamond Offshore Drilling, Inc., which has an unrealized loss of $90,807. The remaining unrealized loss of $1,216,934 was related to investment grade bonds. Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2016, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,319,856	1,299,868
Due after five years through ten years	13,739,800	13,196,864
Due after ten years	13,964,427	13,242,207
	$29,024,083	$27,738,939

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At December 31, 2016 and 2015, these required deposits had a total amortized cost of $2,747,571 and $6,186,865 and fair values of $2,635,225 and $6,000,376, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The components of net investment income for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December
	2016	2015
Fixed maturities	$889,860	$681,999
Equity securities	1,434	186
Other	58,849	44,870
	950,143	727,055
Less investment expenses	(71,152)	(63,087)
Investment income, net of expenses	$878,991	$663,968

Proceeds for the years ended December 31, 2016 and 2015 from sales of investments classified as available for sale were $14,179,936 and $13,394,158, respectively. Gross gains of $178,104 and $148,661 and gross losses of $54,610 and $266,025 were realized on those sales during the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2014, all mortgage loans were under contract to be sold. The sales were completed on January 15, 2015. The following table summarizes the activity in the mortgage loans on real estate, held for investment account for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$-	$349,386
Proceeds from settlement on mortgage loans on real estate, held for investment	-	(349,386)
Balance at end of period	$-	$-

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended December 31, 2016, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value measurement tables, the Company has included accrued interest expense of approximately $261,971 and $229,405 in carrying value of the surplus notes as of December 31, 2016 and 2015, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2016 and 2015.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2016
Fixed maturities:
U.S. government obligations	$-	$3,224,219	$-	$3,224,219
States and political subdivisions — general obligations	-	381,395	-	381,395
States and political subdivisions — special revenue	-	277,735	-	277,735
Corporate	-	23,855,590	-	23,855,590
Total fixed maturities	$-	$27,738,939	$-	$27,738,939
December 31, 2015
Fixed maturities:
U.S. government obligations	$-	$3,193,499	$-	$3,193,499
States and political subdivisions — general obligations	-	995,051	-	995,051
States and political subdivisions — special revenue	-	273,336	-	273,336
Corporate	-	18,809,391	-	18,809,391
Total fixed maturities	$-	$23,271,277	$-	$23,271,277

There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2016 or 2015.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of December 31, 2016 and 2015, respectively:

	December 31, 2016
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$412,583	$-	$-	$412,583	$412,583
Cash and cash equivalents	661,545	661,545	-	-	661,545
Liabilities:
Policyholder deposits
(Deposit-type contracts)	16,012,567	-	-	16,012,567	16,012,567
Surplus notes and accrued interest payable	811,971	-	-	808,602	808,602

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	December 31, 2015
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$420,775	$-	$-	$420,775	$420,775
Cash and cash equivalents	1,192,336	1,192,336	-	-	1,192,336
Liabilities:
Policyholder deposits
(Investment-type contracts)	13,897,421	-	-	13,897,421	13,897,421
Surplus notes and accrued interest payable	779,405	-	-	768,022	768,022

Note 6. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Loss carryforwards	$9,705,974	$8,962,587
Capitalized costs	667,264	667,264
Unrealized losses on investments	436,949	356,495
Benefit reserves	984,640	1,071,997
Total deferred tax assets	11,794,827	11,058,343
Less valuation allowance	(10,170,638)	(9,287,024)
Total deferred tax assets, net of valuation allowance	1,624,189	1,771,319
Deferred tax liabilities:
Policy acquisition costs	571,148	593,654
Due premiums	228,136	234,468
Value of business acquired	586,905	693,297
Intangible assets	238,000	238,000
Property and equipment	-	11,900
Total deferred tax liabilities	1,624,189	1,771,319
Net deferred tax assets	$-	$-

At December 31, 2016 and 2015, the Company recorded a valuation allowance of 10,170,638 and $9,287,024, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

Loss carry forwards for tax purposes as of December 31, 2016, have expiration dates that range from 2024 through 2036.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

There was no income tax expense for the years ended December 31, 2016 and 2015. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Year Ended December 31,
	2016	2015
Computed expected income tax benefit	$(1,308,293)	$(856,129)
Increase (reduction) in income taxes resulting from:
Bargain purchase gain	(451,019)	(307,557)
Meals, entertainment and political contributions	18,956	46,315
Goodwill impairment	384,140	-
Other (Benefit reserves and NOL true-up/merger of First Wyoming 2015)	(53,722)	178,519
	(101,645)	(82,767)
Tax benefit before valuation allowance	(1,409,938)	(938,896)
Change in valuation allowance	1,409,938	938,896
Net income tax expenses	$-	$-

Note 7. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
Balance sheets:
Benefit and claim reserves assumed	$2,470,063	$2,763,779
Benefit and claim reserves ceded	11,704,055	12,212,656

	Year Ended December 31,
	2016	2015
Statements of comprehensive income:
Premiums assumed	$24,064	$36,777
Premiums ceded	287,780	498,787
Benefits assumed	43,602	57,317
Benefits ceded	696,159	904,867
Commissions assumed	35	21
Commissions ceded	1,649	3,399

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of December 31, 2016:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$77,032	$180,681	$-	$257,713
Sagicor Life Insurance Company	A-	-	284,617	11,403,908	242,183	11,446,342
		$-	$361,649	$11,584,589	$242,183	$11,704,055

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Effective 1999, American Life entered into a 75% coinsurance agreement with Sagicor Life (“Sagicor”) whereby 75% of certain business is ceded to Sagicor. During 2000, the remaining 25% was coinsured with Sagicor. At December 31, 2016 and 2015, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $11,446,342 and $11,873,254, respectively. American Life remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations

The use of reinsurance does not relieve American Life of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by American Life has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At December 31, 2016 and 2015, no contingency reserve was established.

Note 8. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Beginning balance	$13,897,421	$10,722,227
First Wyoming Life beginning balance	-	799,990
Change in deposit-type contracts assumed from SNL	-	(1,200)
Deposits received	2,433,781	2,387,104
Investment earnings	776,541	533,646
Withdrawals	(1,086,661)	(533,762)
Contract Charges	(8,515)	(10,584)
Ending balance	$16,012,567	$13,897,421

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

Regulatory Matters: State regulatory bodies, the SEC, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries. Agencies from the state of Nebraska are currently conducting a routine regulatory examination for the period 2013 through 2016 as required by state statutes.

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company executed an amendment to the above lease for the additional 2,876 square feet of office space in Suite 450 on October 23, 2015, which will expire on May 31, 2017, which we do not plan to renew. Great Plains entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expired on November 30, 2016. First Wyoming leased space in Cheyenne, Wyoming, which expired on August 31, 2016. Rent expense for the years ended December 31, 2016 and 2015 was $341,424 and $232,130, respectively. Future minimum payments are as follows:

2017	$149,481
2018	136,557
2019	141,412
2020	146,477
2021	151,543
Later years	331,790
Total	$1,057,260

Note 10. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. First Wyoming Life and Great Plains Life merged with American Life as of September 1, 2016 and December 31, 2016, respectively. Capital Reserve was sold effective August 29, 2016. The December 31, 2015 numbers in the table below have been restated to include the First Wyoming Life and Great Plains Life balances into American Life to be consistent with the December 31, 2016 statutory statement filing. The following table summarizes the statutory net loss and statutory capital and surplus of American Life as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015. The amounts below as of and for the year ended December 31, 2015 are based on the respective company’s audited statutory financial statements. The audit of the American Life's financial statements as of and for the year ended December 31, 2016 is expected to be completed by May 31, 2017

	Statutory Net Loss for the Years Ended December 31,
	2016	2015
American Life	$1,979,009	$2,085,450
Capital Reserve	N/A	$77,720

	Statutory Capital and Surplus as of December 31,
	2016	2015
American Life	$3,817,756	$5,288,649
Capital Reserve	N/A	$1,464,044

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 11. Surplus Notes

The following provides a summary of the American Life’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of December 31, 2016:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Any payments and/or repayments must be approved by the Nebraska Department of Insurance. As of December 31, 2016, the Company has accrued $261,971 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the years ended December 31, 2016 and 2015. The surplus notes for $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. Due to the nature of surplus notes, a repayment cannot be made without the prior approval of the Nebraska insurance regulators.

Note 12. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to the Company’s subsidiary and to non-consolidated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the years ended December 31, 2016 and 2015 amounted to $63,500 and $154,670, respectively.

Note 13. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at December 31, 2016, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading

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

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2016

			Amount
			Recognized in
	Amortized		Consolidated
	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturity securities, available for sale:
U.S. government obligations	$3,390,545	$3,224,219	$3,224,219
States and political subdivisions -- general obligations	383,730	381,395	381,395
States and political subdivisions -- special revenue	275,262	277,735	277,735
Corporate	24,974,546	23,855,590	23,855,590
Total fixed maturity securities	$29,024,083	$27,738,939	$27,738,939

Real estate, held for investment	517,729		517,729
Policy loans	412,583		412,583
Total Investments	$29,954,395		$28,669,251

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Balance Sheets

	As of December 31,
	2016	2015
Assets:
Investment in subsidiaries (1)	$4,424,693	$7,640,794
Equity securities, at cost	-	140,250
Total investments	4,424,693	7,781,044
Cash and cash equivalents	112,563	212,422
Property and equipment, net	78,790	85,339
Other assets	153,502	381,149
Total assets	$4,769,548	$8,459,954
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	500,626	1,555,980
Total liabilities	500,626	1,555,980
Stockholders' Equity:
Preferred stock, Series A	74	74
Preferred stock, Series B	103	103
Common stock	22,559	18,006
Additional paid-in capital	33,036,924	31,584,529
Accumulated deficit	(27,533,447)	(23,685,525)
Accumulated other comprehensive loss	(1,257,291)	(1,013,213)
Total Midwest Holding Inc.'s stockholders' equity	4,268,922	6,903,974
Total liabilities and stockholders' equity	$4,769,548	$8,459,954

(1)	Eliminated in consolidation.

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Comprehensive Income

	As of December 31,
	2016	2015
Income:
Investment loss, net of expenses	$(5,635)	$(5,826)
Net realized loss on investments	(117,500)	-
Loss on equity method investment	(420,720)	(357,437)
Miscellaneous income	515,667	536,997
	(28,188)	173,734

Expenses:
General	2,054,032	1,562,147

Loss before income tax expense	(2,082,220)	(1,388,413)
Income tax expense	-	-
Loss before equity in loss of consolidated subsidiaries	(2,082,220)	(1,388,413)
Equity in loss of consolidated subsidiaries	(3,092,228)	(2,034,194)
Bargain purchase gain for business acquisition	1,326,526	904,578
Net loss	$(3,847,922)	$(2,518,029)

Comprehensive loss:
Unrealized losses on investments arising during period	(212,574)	(737,832)
Less: reclassification adjustment for net realized (gains) losses on investments	(31,504)	117,364
Other comprehensive loss	(244,078)	(620,468)
Comprehensive loss	$(4,092,000)	$(3,138,497)

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(3,847,922)	$(2,518,029)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	2,972,023	747,476
Depreciation	31,931	43,825
Net realized gain on investments	117,500	-
Bargain purchase gain for business acquired	(1,326,526)	(904,578)
Equity in the net loss of unconsolidated subsidiaries	420,720	357,437
Other assets and liabilities	(861,791)	986,290
Net cash used in operating activities	(2,494,065)	(1,287,579)
Cash Flows from Investing Activities:
Equity securities carried at cost:
Proceeds from equity securities carried at cost	30,250	9,000
Acquisition of First Wyoming Capital Corporation	-	165,759
Issurance of common stock acquisition of Northstar Financial	2,427,394	-
Purchases of property and equipment	(20,318)	(37,480)
Net cash provided by investing activities	2,437,326	137,279
Cash Flows from Financing Activities:
Issurance of common stock	-	286,722
Preferred stock dividend	(43,120)	(56,057)
Net cash provided by financing activities	(43,120)	230,665
Net decrease in cash and cash equivalents	(99,859)	(919,635)
Cash and cash equivalents:
Beginning	212,422	1,132,057
Ending	$112,563	$212,422

See accompanying Report of Independent Registered Public Accounting Firm

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Supplemental Cash Flow Information

	2016	2015
Supplemental Disclosure of Non-Cash Information
Common stock issued on the First Wyoming acquisition and
measurement period adjustment	$(905,806)	$1,811,612
Common stock issued on Northstar Acquisition	2,405,874	-
	$1,500,068	$1,811,612

See accompanying Report of Independent Registered Public Accounting Firm

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

	As of December 31, 2016			For the Year Ended December 31, 2016
		Future Policy				Death and	Amortization
		Benefits,				Other Benefits	of Deferred
	Deferred Policy	Claims and			Net	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Premium	Investment	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Revenue	Income (Loss)	Reserves	Costs	Expenses
Life Insurance	$2,568,799	$41,184,258	$52,074	$3,517,458	$878,991	$2,331,375	$367,235	$6,590,086

	As of December 31, 2015			For the Year Ended December 31, 2015
		Future Policy				Death and	Amortization
		Benefits,				Other Benefits	of Deferred
	Deferred Policy	Claims and			Net	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Premium	Investment	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Revenue	Income (Loss)	Reserves	Costs	Expenses
Life Insurance	$2,765,063	$38,892,420	$57,699	$3,424,377	$663,968	$2,219,415	$469,674	$4,518,633

See accompanying Report of Independent Registered Public Accounting Firm

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

					Percentage
			Assumed		of Amount
		Ceded to Other	from Other		Assumed to
	Gross Amount	Companies	Companies	Net Amount	Net
Year ended December 31, 2016

Life insurance in force	$229,981,000	$110,670,000	$3,879,000	$123,190,000	3.15%

Life insurance premiums	$3,253,742	$287,780	$24,064	$3,517,458	0.68%

Year ended December 31, 2015

Life insurance in force	$252,791,000	$147,714,000	$15,349,000	$120,426,000	12.75%

Life insurance premiums	$2,962,367	$498,787	$36,777	$3,424,377	1.07%

See accompanying Report of Independent Registered Public Accounting Firm

Schedule V

Midwest Holding Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31,
	2016	2015
Accumulated Depreciation:
Beginning of the year	864,526	713,167
Depreciation expense	103,623	157,387
Disposals	(6,285)	(6,028)
End of the year	$961,864	$864,526

See accompanying Report of Independent Registered Public Accounting Firm

INDEX OF EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Plan and Agreement of Merger – First Wyoming Capital Corporation, Midwest Holding Inc. and Midwest Acquisition, Inc. dated July 31, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on August 26, 2015.)

2.2	Plan and Agreement of Exchange - Midwest Holding Inc., Northstar Financial Corporation dated December 18, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on January 8, 2016.)

3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.)
3.5	American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.1	Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/k/a Corporate Development Inc.). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.2	Administrative Services Agreement, dated August 17, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.3	Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Mark Oliver. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.4	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.5	Amendment Number One to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.6	Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.7	Bulk Reinsurance Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.8	Amendment to all Reinsurance Agreements, dated August 4, 2011, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.9

Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

EXHIBIT
NUMBER	DESCRIPTION
10.10	Reinsurance Agreement, dated January 1, 2010, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.11	Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.12	Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.13	Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.14	Amendment Number One to Reinsurance Agreement Number One dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.15	Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.16	Reinsurance Agreement Number One, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed April 2, 2012.)
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

* Filed herewith.