Form 10-Q
period 2017-03-31
MIDWEST HOLDING INC.
filed 2017-05-12
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviewed financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 1, 2017, there were 22,558,956 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $28,093,745 and $29,024,083, respectively)	$27,031,780	$27,738,939
Real estate, held for investment	514,719	517,729
Policy Loans	414,721	412,583
Total investments	27,961,220	28,669,251
Cash and cash equivalents	1,221,510	661,545
Amounts recoverable from reinsurers	11,647,173	11,704,055
Interest due and accrued	338,115	312,054
Due premiums	600,960	670,989
Deferred acquisition costs, net	2,499,107	2,568,799
Value of business acquired, net	1,659,945	1,726,192
Intangible assets	700,000	700,000
Property and equipment, net	166,246	158,471
Other assets	145,217	95,773
Total assets	$46,939,493	$47,267,129
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$24,640,449	$24,606,543
Policy claims	435,394	565,148
Deposit-type contracts	16,773,409	16,012,567
Advance premiums	63,227	52,074
Total policy liabilities	41,912,479	41,236,332
Accounts payable and accrued expenses	1,055,039	1,211,875
Surplus notes	550,000	550,000
Total liabilities	43,517,518	42,998,207
Commitments and Contingencies (See Note 8)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; issued and outstanding 74,159 shares
as of March 31, 2017 and December 31, 2016.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; issued and outstanding 102,669 shares as of
as of March 31, 2017 and December 31, 2016.	103	103
Common stock, $0.001 par value. Authorized 120,000,000 shares;
issued and outstanding 22,558,956 shares
as of March 31, 2017 and December 31, 2016.	22,559	22,559
Additional paid-in capital	33,015,364	33,036,924
Accumulated deficit	(28,577,351)	(27,533,447)
Accumulated other comprehensive loss	(1,038,774)	(1,257,291)
Total stockholders' equity	3,421,975	4,268,922
Total liabilities and stockholders' equity	$46,939,493	$47,267,129

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2017	2016
Income:
Premiums	$832,847	$927,433
Investment income, net of expenses	254,680	213,128
Net realized (losses) gains on investments	(35,504)	2,885
Miscellaneous income	18,800	50,307
	1,070,823	1,193,753
Expenses:
Death and other benefits	295,257	229,022
Interest credited	219,232	170,594
Increase in benefit reserves	145,126	167,025
Amortization of deferred acquisition costs	158,705	122,494
Salaries and benefits	614,108	520,230
Other operating expenses	682,299	753,308
	2,114,727	1,962,673
Loss before income taxes	(1,043,904)	(768,920)
Income tax expense	-	-
Net loss	(1,043,904)	(768,920)
Comprehensive loss:
Unrealized gains on investments
arising during period	183,013	451,894
Less: reclassification adjustment for net
realized losses (gains) on investments	35,504	(2,885)
Other comprehensive loss	218,517	449,009
Comprehensive loss	$(825,387)	$(319,911)
Net loss per common share, basic and diluted	$(0.05)	$(0.04)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,043,904)	$(768,920)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	53,312	53,305
Depreciation and amortization	85,647	110,007
Deferred acquisition costs capitalized	(93,674)	(29,338)
Amortization of deferred acquisition costs	158,705	122,494
Net realized losses (gains) on investments	35,504	(2,885)
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	56,882	228,672
Interest and dividends due and accrued	(26,061)	6,608
Due premiums	70,029	51,985
Policy liabilities	132,237	74,984
Other assets and liabilities	(206,280)	16,387
Other assets and liabilities held for sale	-	(9,435)
Net cash used for operating activities	(777,603)	(146,136)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(3,870,624)	(4,131,457)
Proceeds from sale or maturity	4,712,145	3,819,463
Net change in equity securities carried at cost:
Purchases	-	25,000
Proceeds from sale	-	1,434
Net change in policy loans	(2,138)	9,458
Acquisition of Northstar Financial Corporation	-	2,427,394
Net purchases of property and equipment	(24,165)	(27,101)
Net cash provided by investing activities	815,218	2,124,191
Cash Flows from Financing Activities:
Preferred stock dividend	(21,560)	(21,560)
Receipts on deposit-type contracts	863,617	713,317
Withdrawals on deposit-type contracts	(319,707)	(221,685)
Net cash provided by financing activities	522,350	470,072
Net decrease in cash and cash equivalents	559,965	2,448,127
Cash and cash equivalents:
Beginning	661,545	1,192,336
Ending	$1,221,510	$3,640,463

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Supplemental Cash Flow Information
(Unaudited)

	March 31, 2017	March 31, 2016
Supplemental Disclosure of Non-Cash Information
Common stock issued on Northstar Acquisition	-	2,405,874
	$-	$2,405,874

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

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the three months ended March 31, 2017 or 2016.

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

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the three months ended March 31, 2017 that suggest a review should be undertaken.

The following table provides information about deferred acquisition costs for the periods ended March 31, 2017 and December 31, 2016, respectively.

	Three Months	Year Ended
	Ended March 31,	December 31
	2017	2016
Balance at beginning of period	$2,568,799	$2,765,063
Capitalization of commissions, sales and issue expenses	93,674	178,419
Change in DAC due to unrealized investment losses	(4,661)	(7,448)
Gross amortization	(158,705)	(367,235)
Balance at end of period	$2,499,107	$2,568,799

Value of business acquired: Value of business acquired (“VOBA”) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the three months ended March 31, 2017 that suggest a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $16,390 and $35,490 for the three months ended March 31, 2017 and 2016, respectively. Accumulated depreciation totaled $978,254 and $961,864 as of March 31, 2017 and December 31, 2016, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the three months ended March 31, 2017 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of March 31, 2017 or December 31, 2016.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2010. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at March 31, 2017 and December 31, 2016.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. At March 31, 2017 and December 31, 2016, the Company had 22,558,956 voting common shares issued and outstanding.

At December 31, 2016, the Company had 1,179 warrants outstanding. The warrants were exercisable through December 31, 2016 for 10 shares of voting common stock per warrant at an exercise price of $6.50 per share. No warrants were exercised during 2016 and are now expired.

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares after May 2015, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred Class A share is $0.001 with 2,000,000 shares authorized. At March 31, 2017 and December 31, 2016, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares are non-cumulative, non-voting and convertible by the holder or the Company to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The par value per preferred share is $0.001 with 1,000,000 shares authorized. The stated annual dividend rate on the Class B preferred shares is 7%. Dividends totaling $21,560 and $43,120 were paid as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the Company had 102,669 Class B preferred shares issued and outstanding.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended March 31, 2017 and 2016 were 22,558,956 and 18,806,110 shares, respectively.

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

Note 2. Acquisitions and Divestitures

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

Effective as of August 29, 2016, American Life sold its interest in its dormant subsidiary, Capital Reserve Life Insurance Company (“Capital Reserve”) to an unrelated third party for cash which approximated the statutory surplus of Capital Reserve, resulting in a net gain of approximately $26,000 including $50,000 cash above book value and unrealized gains on the fair market value of bonds becoming realized at the date of sale of $17,000 offset by the write-off of the VOBA of $40,714. This gain was included in the net realized gain (loss) on investments on the consolidated statement of comprehensive income.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 3. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of March 31, 2017 and December 31, 2016 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2017:
Fixed maturities:
U.S. government obligations	$2,668,919	$-	$130,783	$2,538,136
States and political subdivisions -- general obligations	382,281	819	1,909	381,191
States and political subdivisions -- special revenue	275,246	6,431	380	281,297
Corporate	24,767,299	17,855	953,998	23,831,156
Total fixed maturities	$28,093,745	$25,105	$1,087,070	$27,031,780
December 31, 2016:
Fixed maturities:
U.S. government obligations	$3,390,545	$-	$166,326	$3,224,219
States and political subdivisions -- general obligations	383,730	732	3,067	381,395
States and political subdivisions -- special revenue	275,262	5,633	3,160	277,735
Corporate	24,974,546	16,232	1,135,188	23,855,590
Total fixed maturities	$29,024,083	$22,597	$1,307,741	$27,738,939

The Company has five securities that individually exceed 10% of the total of the state and political subdivisions categories as of March 31, 2017. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
March 31, 2017:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$110,731	$110,015	AA+
Longview Washington Refunding	162,383	161,190	Aa3
Memphis Tenn	109,167	109,986	AA
States and political subdivisions -- special revenue
Philadelphia PA Auth For Indl Dev City Svc Agreement	149,430	149,647	AA
Riviera Beach FLA Pub Impt Rev	100,384	106,598	AA
Total	$632,095	$637,436

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at March 31, 2017 and December 31, 2016, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2017			December 31, 2016
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$2,538,136	$130,783	14	$3,224,219	$166,326	17
States and political subdivisions --
general obligations	271,205	1,909	2	271,093	3,066	2
States and political subdivisions --
special revenue	25,052	380	1	171,711	3,160	2
Corporate	20,183,615	796,561	118	19,737,965	935,546	112
Greater than 12 months:
Corporate	2,031,178	157,437	15	2,558,275	199,643	12
Total fixed maturities	$25,049,186	$1,087,070	150	$25,963,263	$1,307,741	145
____________________

(1) We may reflect a security in more than one aging category based on various purchase dates.

Based on our review of the securities in an unrealized loss position at March 31, 2017 and December 31, 2016, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at March 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,258,982	1,241,358
Due after five years through ten years	13,179,616	12,799,039
Due after ten years	13,655,147	12,991,383
	$28,093,745	$27,031,780

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2017 and December 31, 2016, these required deposits had a total amortized cost of $2,754,354 and $2,747,571 and fair values of $2,660,996 and $2,635,225, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The components of net investment income for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
	2017	2016
Fixed maturities	$264,581	$209,656
Equity securities	-	5,250
Other	16,007	11,659
	280,588	226,565
Less investment expenses	(25,908)	(13,437)
Investment income, net of expenses	$254,680	$213,128

Proceeds for the three months ended March 31, 2017 and 2016 from sales of investments classified as available-for-sale were $4,712,145 and $3,619,463, respectively. Gross gains of $10,141 and $23,756 and gross losses of $45,645 and $20,871 were realized on those sales during the three months ended March 31, 2017 and 2016, respectively.

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended March 31, 2017, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $269,979 and $261,971 in carrying value of the surplus notes as of March 31, 2017 and December 31, 2016, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2017
Fixed maturities:
U.S. government obligations	$-	$2,538,136	$-	$2,538,136
States and political subdivisions — general obligations	-	381,191	-	381,191
States and political subdivisions — special revenue	-	281,297	-	281,297
Corporate	-	23,831,156	-	23,831,156
Total fixed maturities	$-	$27,031,780	$-	$27,031,780
December 31, 2016
Fixed maturities:
U.S. government obligations	$-	$3,224,219	$-	$3,224,219
States and political subdivisions — general obligations	-	381,395	-	381,395
States and political subdivisions — special revenue	-	277,735	-	277,735
Corporate	-	23,855,590	-	23,855,590
Total fixed maturities	$-	$27,738,939	$-	$27,738,939

There were no transfers of financial instruments between any levels during the three months ended March 31, 2017 or during the year ended December 31, 2016.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$414,721	$-	$-	$414,721	$414,721
Cash	1,221,510	1,221,510	-	-	1,221,510
Liabilities:
Policyholder deposits
(Deposit-type contracts)	16,773,409	-	-	16,773,409	16,773,409
Surplus notes and accrued interest payable	819,979	-	-	816,577	816,577

	December 31, 2016
		Fair Value Measurements at Date Using
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Significant
		Assets and	Observable	Unobservable
	Carrying	Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$412,583	$-	$-	$412,583	$412,583
Cash	661,545	661,545	-	-	661,545
Liabilities:
Policyholder deposits
(Investment-type contracts)	16,012,567	-	-	16,012,567	16,012,567
Surplus notes and accrued interest payable	811,971	-	-	808,602	808,602

Note 5. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Deferred tax assets:
Loss carryforwards	$10,138,604	$9,705,974
Capitalized costs	667,264	667,264
Unrealized losses on investments	361,068	436,949
Benefit reserves	925,673	984,640
Total deferred tax assets	12,092,609	11,794,827
Less valuation allowance	(10,446,571)	(10,170,638)
Total deferred tax assets, net of valuation allowance	1,646,038	1,624,189
Deferred tax liabilities:
Policy acquisition costs	639,331	571,148
Due premiums	204,326	228,136
Value of business acquired	564,381	586,905
Intangible assets	238,000	238,000
Total deferred tax liabilities	1,646,038	1,624,189
Net deferred tax assets	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

At March 31, 2017 and December 31, 2016, the Company recorded a valuation allowance of $10,446,571 and $10,170,638, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of March 31, 2017, have expiration dates that range from 2024 through 2036.

There was no income tax expense for the three months ended March 31, 2017 and 2016. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended March 31,
	2017	2016
Computed expected income tax benefit	$(354,927)	$(261,433)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	2,877	9,157
Other	236	(31,694)
	3,113	(22,537)
Tax benefit before valuation allowance	(351,814)	(283,970)
Change in valuation allowance	351,814	283,970
Net income tax expenses	$-	$-

Note 6. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 is as follows:

	March 31, 2017	December 31, 2016
Balance sheets:
Benefit and claim reserves assumed	$2,613,888	$2,470,063
Benefit and claim reserves ceded	11,647,173	11,704,055

	Three months ended March 31,
	2017	2016
Statements of comprehensive income:
Premiums assumed	$6,514	$6,765
Premiums ceded	50,015	66,157
Benefits assumed	15,766	5,023
Benefits ceded	115,846	355,126
Commissions assumed	10	8
Commissions ceded	-	639

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of March 31, 2017:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$71,247	$182,627	$-	$253,874
Security National Life Insurance	NR	-	117,980	-	-	117,980
Sagicor Life Insurance Company	A-	-	224,430	11,290,742	239,853	11,275,319
		$-	$413,657	$11,473,369	$239,853	$11,647,173

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

At March 31, 2017 and December 31, 2016, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $11,275,319 and $11,446,342, respectively. American Life remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations

The use of reinsurance does not relieve American Life of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by American Life has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, a separate contingency reserve may be established. At March 31, 2017 and December 31, 2016, no contingency reserve was established.

Note 7. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the quarter ended March 31, 2017 and the year ended December 31, 2016:

	Quarter Ended	Year Ended
	March 31, 2017	December 31, 2016
Beginning balance	$16,012,567	$13,897,421
Deposits received	863,617	2,433,781
Investment earnings	219,232	776,541
Withdrawals	(319,707)	(1,086,661)
Contract Charges	(2,300)	(8,515)
Ending balance	$16,773,409	$16,012,567

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

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries. Agencies from the state of Nebraska are currently conducting a routine insurance regulatory examination for the period 2013 through 2016 as required by state statutes.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company executed an amendment to its lease for an additional 2,876 square feet of office space on October 23, 2015, which will expire on May 31, 2017, which we do not plan to renew. Great Plains entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expired on November 30, 2016. First Wyoming leased space in Cheyenne, Wyoming, which expired on August 31, 2016. Rent expense for the three months ended March 31, 2017 and 2016 was $56,219 and $73,210, respectively. Future minimum lease payments for the remainder of 2017 and the subsequent years are as follows:

2017	$109,729
2018	136,557
2019	141,412
2020	146,477
2021	151,543
Later years	331,790
Total	$1,017,508

Note 9. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. First Wyoming Life and Great Plains Life merged into American Life as of September 1, 2016 and December 31, 2016, respectively. Capital Reserve was sold effective August 29, 2016. The March 31, 2016 numbers in the table below have been restated to include the First Wyoming Life and Great Plains Life balances into American Life to be consistent with the March 31 31, 2017 statutory statement filing. The following table summarizes the statutory net loss and statutory capital and surplus of American Life as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.

	Statutory Net Loss for the three months ended March 31,
	2017	2016
American Life	$722,991	$293,524
Capital Reserve	N/A	$38,731

	Statutory Capital and Surplus as of
	March 31, 2017	December 31, 2016
American Life	$3,075,681	$3,817,756
Capital Reserve	N/A	N/A

The Company is considering many alternatives in order to improve surplus and liquidity. Management’s focus is on raising additional capital from outside investors. We cannot assure that additional capital will be raised, or if raised, on terms that will be economical to us. Such capital will further strengthen the Company and American Life and allow us to expand our writing of new business. Until the additional capital is raised, the Company is evaluating other activities such as sales or cessions of blocks of business and reducing expenditures.

Note 10. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of March 31, 2017:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Any payments and/or repayments must be approved by the Nebraska Department of Insurance. As of March 31, 2017, the Company has accrued $269,979 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the three months ended March 31, 2017, or during the year ended December 31, 2016. The surplus notes for $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. Due to the nature of surplus notes, a repayment cannot be made without the prior approval of the Nebraska insurance regulators.

Note 11. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services were offered to American Life through February 28, 2017, and to non-consolidated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended March 31, 2017 and 2016 were $16,500 and $14,500, respectively.

Note 12. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at March 31, 2017, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued and found no events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2017, compared with December 31, 2016, and the results of operations for the three months ended March 31, 2017, compared with the corresponding period in 2016 of Midwest Holding Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “intends,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our 2016 Form 10-K.

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

Overview

We were formed on October 31, 2003 for the primary purpose of becoming a financial services company. We presently conduct our business through our sole life insurance subsidiary, American Life & Security Corp. (“American Life”). In 2009, American Life was issued a certificate of authority to conduct life insurance business in Nebraska

We have incurred losses since inception that resulted primarily from costs incurred while raising capital and establishing and operating American Life and other entities. We expect to continue to incur operating losses until American Life achieves a volume of in-force life insurance policies that provides premiums that are sufficient to cover our operating expenses.

Critical Accounting Policies and Estimates

The MD&A included in our 2016 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2016 Form 10-K.

Consolidated Results of Operations

The following discussion compares the results of the quarter ended March 31, 2017 with the quarter ended March 31, 2016. Unless the context indicates otherwise, the 2017 results are stated first followed by 2016 results.

Net Loss: The increase in net loss was primarily due to the decline in premium revenue, the increase in death benefits and surrenders, interest credited, and the amortization of deferred acquisition costs. These were offset by lower reserves and the decrease in other operating expenses.

Revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Three months ended March 31,
	2017	2016
Premiums	$832,847	$927,433
Investment income, net of expenses	254,680	213,128
Net realized gains (losses) on investments	(35,504)	2,885
Miscellaneous income	18,800	50,307
	$1,070,823	$1,193,753

Premium revenue: Premium revenue decreased primarily due to our decision to reduce new life insurance policy sales to near zero in 2015 and 2016 in order to preserve the regulatory capital and surplus of American Life. The net effect is evident in the first quarter of 2017 and we expect it will be evident throughout the remainder of 2017. We expect to have limited production of new insurance business in 2017 with new sales resulting in $30,000 of new annual premium written in the first quarter of 2017.

Investment income, net of expenses: The components of net our investment income are as follows:

	Three months ended March 31,
	2017	2016
Fixed maturities	$264,581	$209,656
Equity securities	-	5,250
Other	16,007	11,659
	280,588	226,565
Less investment expenses	(25,908)	(13,437)
Investment income, net of expenses	$254,680	$213,128

The increase in investment income was due primarily to the increased size of our bond portfolio. Management was more aggressive in investing excess cash during 2016, resulting in larger invested assets and smaller available cash balances. Policy loan interest and miscellaneous investment income is included in the “Other” line item above. The increase in investment expenses was due to the transfer of bonds to American Life’s custodial account from the custodial accounts that were held for First Wyoming Life and Great Plains Life prior to our acquisition of those companies.

Net realized gains on investments: The net realized gain decreased primarily due to the call redemption of one bond.

Miscellaneous income: Miscellaneous income decreased due to repayment of one of our investments in 2016 for a gain of $32,000 offset by a slight increase in our TPA fees. We have two customers for whom we performed these services. We do not expect such services to be a significant source of future revenue. Fees earned during the three months ended March 31, 2017 and 2016 were $16,500 and $14,500, respectively.

Expenses are summarized in the table below.

	Three months ended March 31,
	2017	2016
Death and other benefits	$295,257	$229,022
Interest credited	219,232	170,594
Increase in benefit reserves	145,126	167,025
Amortization of deferred acquisition costs	158,705	122,494
Salaries and benefits	614,108	520,230
Other operating expenses	682,299	753,308
	$2,114,727	$1,962,673

Death and other benefits: Death benefits increased due to an increase in our paid claims. We expect death benefits to continue at current levels due to the age of a block of business we acquired several years ago. Claims experience on our current underwritten block has been minimal. We had one claim on American Life’s new business during the period, which net to us was only $40,000. We maintain policy reserves to offset the effect of all claims. Claim expenses on our acquired block of business are largely offset by a release in policy reserves.

Interest credited: The increase was due to the increase in the annuity deposits.

Increase in benefit reserves: The decrease in benefit reserves reflects the surrenders primarily from acquired blocks of business. American Life’s overall persistency is 95% which is above industry average and better than the pricing model for the block. The decrease was offset by the new business written in late 2016 and the first quarter of 2017 and the maturity of our in-force block of business.

Amortization of deferred acquisition costs: The increase was a result of more surrenders related to an acquired block of business. The unamortized DAC that related to those policies surrendered was expensed upon surrender.

Salaries and benefits: The increase was due to the inclusion of salary and benefits related to Northstar after its acquisition by us in 2016.

Other operating expenses: Other operating expenses decreased primarily due to the one-time expenses incurred in 2016 related to the Northstar and First Wyoming acquisitions and the redomestication of and merger of our former life subsidiaries of $125,000. These were offset by the Nebraska Department of Insurance regulatory examination fees of $80,000.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate held for investment, and policy loans. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,538,136	8.7%	$3,224,219	11.0%
States and political subdivisions - general
obligation	381,191	1.3	381,395	1.3
States and political subdivisions - special revenue	281,297	1.0	277,735	0.9
Corporate	23,831,156	81.6	23,855,590	81.2
Total fixed maturity securities	27,031,780	92.6	27,738,939	94.4
Cash and cash equivalents	1,221,510	4.2	661,545	2.4
Other investments:
Real estate, held for investment	514,719	1.8	517,729	1.8
Policy loans	414,721	1.4	412,583	1.4
Total	$29,182,730	100.0%	$29,330,796	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,612,443	13.4%	$4,301,163	15.5%
AA	1,784,643	6.6	1,612,897	5.8
A	5,810,560	21.5	8,319,121	30.1
BBB	15,288,634	56.5	12,827,754	46.2
Total investment grade	26,496,280	98.0	27,060,935	97.6
BB and other	535,500	2.0	678,004	2.4
Total	$27,031,780	100.0%	$27,738,939	100.0%

Reflecting the quality of securities maintained by the Company, 98.0% and 97.6% of all fixed maturity securities were investment grade as of March 31, 2017 and December 31, 2016, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

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

Liquidity and Capital Resources

At March 31, 2017, the Company had cash and cash equivalents totaling $1,221,510. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months when combined with the liquidity associated with our investment portfolio. The Company is also looking to raise additional capital in 2017. The Company has based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than they currently expect. Our surplus notes for $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. Due to the nature of surplus notes a repayment cannot be made without the prior approval of the Nebraska regulators and they have not approved any repayment to date.

Since inception, our operations have been financed primarily through the sale of voting common stock and preferred stock. Our operations have generated significant operating losses since we were incorporated in 2003. We expect to continue to incur losses for at least the foreseeable future.

Aside from raising capital, which has funded the vast majority of our operations, premium income, deposits to policyholder account balances, and investment income are the primary sources of funds while withdrawals of policyholder account balances, investment purchases, policy benefits in the form of claims, and operating expenses are the primary uses of funds. To ensure we will be able to meet future commitments, the funds received as premium payments and deposits are invested in primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will in the future meet our ongoing cash flow needs. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Our investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. Cash flow projections and cash flow tests under various market interest scenarios are also performed annually to assist in evaluating liquidity needs and adequacy. We currently anticipate that available liquidity sources and future cash flows will be adequate to meet our needs for funds for at least the next twelve months.

Net cash used by operating activities was $777,603 for March 31, 2017, which was comprised primarily of the net loss of $1,043,904 partially offset by an increase in policy liabilities of $132,237. Net cash provided by investing activities was $815,218. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was our purchases of investments in available-for-sale securities and the purchase of property and equipment. Net cash provided by financing activities was $522,350. The primary source of cash was net receipts on deposit-type contracts, offset by dividends paid to Class B Preferred Stock shareholders.

The Company is considering many alternatives in order to improve surplus and liquidity. Management’s focus is on raising additional capital from outside investors. We cannot assure that additional capital will be raised, or if raised, on terms that will be economical to us. Such capital will further strengthen the Company and American Life and allow us to expand our writing of new business. Until the additional capital is raised, the Company is evaluating other activities such as sales or cessions of blocks of business and reducing expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES.

We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including our consolidated subsidiary, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board of Directors.

Management, (with the participation of our principal executive officer/principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2017. Based on this evaluation, our principal executive officer/principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness Previously Identified

Refer to Item 9A of Part II of the 2016 Form 10-K for detail about a previously identified material weakness in the Company's internal control over financial reporting over complex and non-routine transactions. The Company has implemented the following remediation steps to address this material weakness: (i) continual evaluation and enhancement of internal technical accounting capabilities, supported by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and (ii) enhanced awareness to identify complex technical accounting topics and early identification of situations which might require the use of third-party advisors and consultants. The Company's management concluded that the material weaknesses have been remediated as of March 31, 2017.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 in response to Item 1A of Part I of such Form 10-K.

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

Dated: May 12, 2017

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
Principal Executive Officer & Principal Financial Officer