Form 10-Q
period 2017-06-30
MIDWEST HOLDING INC.
filed 2017-08-11
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, there were 22,764,294 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
Assets	(unaudited)
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $27,568,865 and $29,024,083, respectively)	$26,815,486	$27,738,939
Real estate, held for investment	511,709	517,729
Policy Loans	422,731	412,583
Total investments	27,749,926	28,669,251
Cash and cash equivalents	2,282,502	661,545
Amounts recoverable from reinsurers	11,453,050	11,704,055
Interest due and accrued	307,167	312,054
Due premiums	649,280	670,989
Deferred acquisition costs, net	2,485,195	2,568,799
Value of business acquired, net	1,595,797	1,726,192
Intangible assets	700,000	700,000
Property and equipment, net	166,411	158,471
Other assets	127,008	95,773
Total assets	$47,516,336	$47,267,129
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$24,755,191	$24,606,543
Policy claims	430,856	565,148
Deposit-type contracts	17,271,789	16,012,567
Advance premiums	49,610	52,074
Total policy liabilities	42,507,446	41,236,332
Accounts payable and accrued expenses	1,534,234	1,211,875
Surplus notes	550,000	550,000
Total liabilities	44,591,680	42,998,207
Commitments and Contingencies (See Note 8)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share. Authorized 2,000,000 shares; issued and outstanding 74,159 shares as of June 30, 2017 and December 31, 2016.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share. Authorized 1,000,000 shares; converted to common stock as of June 15, 2017 and issued and outstanding 102,669 shares as of December 31, 2016.	-	103
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 22,764,294 shares as of June 30, 2017 and 22,558,956 as of December 31, 2016.	22,764	22,559
Additional paid-in capital	33,006,279	33,036,924
Accumulated deficit	(29,367,826)	(27,533,447)
Accumulated other comprehensive loss	(736,635)	(1,257,291)
Total stockholders' equity	2,924,656	4,268,922
Total liabilities and stockholders' equity	$47,516,336	$47,267,129

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income:
Premiums	$871,535	$932,042	$1,704,382	$1,859,475
Investment income, net of expenses	250,153	201,778	504,833	414,906
Net realized gains (losses) on investments	54,513	(56,629)	19,009	(53,744)
Miscellaneous income	19,055	13,250	37,855	63,557
	1,195,256	1,090,441	2,266,079	2,284,194
Expenses:
Death and other benefits	270,337	179,096	565,594	408,118
Interest credited	234,149	182,395	453,381	352,989
Increase in benefit reserves	162,620	224,644	307,746	391,669
Amortization of deferred acquisition costs	134,149	25,233	292,854	147,727
Salaries and benefits	528,042	549,343	1,103,608	1,025,823
Other operating expenses	656,434	849,805	1,377,275	1,646,863
	1,985,731	2,010,516	4,100,458	3,973,189
Loss before income taxes	(790,475)	(920,075)	(1,834,379)	(1,688,995)
Income tax expense	-	-	-	-
Net loss	(790,475)	(920,075)	(1,834,379)	(1,688,995)
Comprehensive loss:
Unrealized losses on investments arising during period	356,652	478,024	539,665	929,918
Less: reclassification adjustment for net realized (gains) losses on investments	(54,513)	56,629	(19,009)	53,744
Other comprehensive income	302,139	534,653	520,656	983,662
Comprehensive loss	$(488,336)	$(385,422)	$(1,313,723)	$(705,333)
Net loss per common share, basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.08)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,834,379)	$(1,688,995)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	102,300	105,673
Depreciation and amortization	170,063	208,235
Deferred acquisition costs capitalized	(220,360)	(66,951)
Amortization of deferred acquisition costs	292,854	147,727
Net realized (gains) losses on investments	(19,009)	53,744
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	251,005	353,377
Interest and dividends due and accrued	4,887	3,585
Due premiums	21,709	3,339
Policy liabilities	460,412	275,049
Other assets and liabilities	291,124	(569,165)
Other assets and liabilities held for sale	-	1,877
Net cash used for operating activities	(479,394)	(1,172,505)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(14,009,798)	(7,878,585)
Proceeds from sale or maturity	15,381,725	7,671,898
Securities held for sale:
Proceeds from sale or maturity	-	52,703
Net change in equity securities carried at cost:
Proceeds from sale	-	26,434
Net change in policy loans	(10,148)	27,283
Acquisition of Northstar Financial Corporation	-	2,427,394
Net purchases of property and equipment	(41,588)	(29,515)
Net cash provided by investing activities	1,320,191	2,297,612
Cash Flows from Financing Activities:
Preferred stock dividend	(30,543)	(21,560)
Receipts on deposit-type contracts	1,405,247	1,339,406
Withdrawals on deposit-type contracts	(594,544)	(421,203)
Net cash provided by financing activities	780,160	896,643
Net increase in cash and cash equivalents	1,620,957	2,021,750
Cash and cash equivalents:
Beginning	661,545	1,192,336
Ending	$2,282,502	$3,214,086

Supplemental Cash Flow Information
(Unaudited)

	June 30, 2017	June 30, 2016
Supplemental Disclosure of Non-Cash Information
Converted Series B Preferred Stock	$(103)	$-
Common Stock issues from Converted B Preferred Stock	103	-
Common stock issued on Northstar Acquisition	-	2,405,874
	$-	$2,405,874

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the six month period ended June 30, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. Most of the Company’s liquid assets are held in an insurance subsidiary and under existing insurance law, the subsidiary cannot make significant payments up to the parent company, which is the Company. Accordingly, unless the Company is able to raise substantial additional capital in the near term, its ability to continue as a going concern will be in jeopardy. Management has been seeking to raise additional capital in order to help fund the liquidity issues that the Company addresses, but cannot assure that such additional capital will be raised during the remainder of 2017.

The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). RBC factors the type of business written by an insurance company, the quality of its assets and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. Our life insurance subsidiary is currently above the RBC minimums as of June 30, 2017 but could fall below that level by the end of 2017 should American Life continue with operating losses as experienced in the first half of 2017. We are currently discussing co-insuring a block or blocks of business which would provide statutory capital and surplus relief that would ensure that our RBC ratio does not fall below 200% for the next twelve months.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the six months ended June 30, 2017 or 2016.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At June 30, 2017 and December 31, 2016 the Company did not have any short-term investments.

Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the six months ended June 30, 2017 that suggest a review should be undertaken.

The following table provides information about deferred acquisition costs for the periods ended June 30, 2017 and December 31, 2016, respectively.

	Six Months Ended	Year Ended
	June 30,	December 31
	2017	2016
Balance at beginning of period	$2,568,799	$2,765,063
Capitalization of commissions, sales and issue expenses	220,360	178,419
Change in DAC due to unrealized investment losses	(11,110)	(7,448)
Gross amortization	(292,854)	(367,235)
Balance at end of period	$2,485,195	$2,568,799

Value of business acquired: Value of business acquired (“VOBA”) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the six months ended June 30, 2017 that suggest a review should be undertaken.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $17,258 and $25,601 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense totaled $33,647 and $61,091 for the six months ended June 30, 2017 and 2016, respectively. Accumulated depreciation net of disposals totaled $982,830 and $961,864 as of June 30, 2017 and December 31, 2016, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the six months ended June 30, 2017 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of June 30, 2017 or December 31, 2016.

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

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2013. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at June 30, 2017 and December 31, 2016.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. At June 30, 2017 and December 31, 2016, the Company had 22,764,294 and 22,558,956 voting common shares issued and outstanding, respectively.

At December 31, 2016, the Company had 1,179 warrants outstanding. The warrants were exercisable through December 31, 2016 for 10 shares of voting common stock per warrant at an exercise price of $6.50 per share. No warrants were exercised during 2016 and are now expired.

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred Class A share is $0.001 with 2,000,000 shares authorized. At June 30, 2017 and December 31, 2016, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares were non-cumulative, non-voting and convertible by the holder or the Company to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The par value per preferred share was $0.001 with 1,000,000 shares authorized. The stated annual dividend rate on the Class B preferred shares was 7%. Dividends totaling $30,543 and $43,120 were paid as of June 30, 2017 and December 31, 2016, respectively. At December 31, 2016, the Company had 102,669 Class B preferred shares issued and outstanding. On June 15, 2017, the outstanding Class B preferred shares were converted to 205,338 voting common shares by the Company.

Loss per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended June 30, 2017 and 2016 were 22,764,294 and 22,558,956 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2017 and 2016 were 22,763,160 and 20,682,546 shares, respectively.

Reclassification of certain prior period information: Reclassifications have been made on the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016. These reclassifications do not impact the overall Net loss or Net loss per common share lines of the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 3. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of June 30, 2017 and December 31, 2016 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2017:
Fixed maturities:
U.S. government obligations	$2,506,577	$-	$102,755	$2,403,822
Agency securities	929,845	4,093	13,946	919,992
States and political subdivisions -- general obligations	380,812	1,044	600	381,256
States and political subdivisions -- special revenue	125,781	6,933	27	132,687
Corporate	23,625,850	47,965	696,086	22,977,729
Total fixed maturities	$27,568,865	$60,035	$813,414	$26,815,486
December 31, 2016:
Fixed maturities:
U.S. government obligations	$3,390,545	$-	$166,326	$3,224,219
States and political subdivisions -- general obligations	383,730	732	3,067	381,395
States and political subdivisions -- special revenue	275,262	5,633	3,160	277,735
Corporate	24,974,546	16,232	1,135,188	23,855,590
Total fixed maturities	$29,024,083	$22,597	$1,307,741	$27,738,939

The Company has four securities that individually exceed 10% of the total of the state and political subdivisions categories as of June 30, 2017. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
June 30, 2017:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$110,471	$110,528	AA+
Longview Washington Refunding	161,581	160,981	Aa3
Memphis Tenn	108,760	109,747	AA
States and political subdivisions -- special revenue
Riviera Beach FLA Pub Impt Rev	100,376	107,309	AA
Total	$481,188	$488,565

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at June 30, 2017 and December 31, 2016, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2017			December 31, 2016
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$2,403,822	$102,755	14	$3,224,219	$166,326	17
Agency securities	727,596	13,946	8	-	-	-
States and political subdivisions -- general obligations	160,982	600	1	271,093	3,067	2
States and political subdivisions -- special revenue	25,377	27	1	171,711	3,160	2
Corporate	17,833,350	529,874	93	19,737,965	935,545	112
Greater than 12 months:
Corporate	2,119,567	166,212	15	2,558,275	199,643	12
Total fixed maturities	$23,270,694	$813,414	132	$25,963,263	$1,307,741	145

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Based on our review of the securities in an unrealized loss position at June 30, 2017 and December 31, 2016, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at June 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,253,971	1,234,392
Due after five years through ten years	10,281,957	10,030,372
Due after ten years	16,032,937	15,550,722
	$27,568,865	$26,815,486

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2017 and December 31, 2016, these required deposits had a total amortized cost of $3,242,743 and $2,747,571 and fair values of $3,167,297 and $2,635,225, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The components of net investment income for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed maturities	$244,867	$207,495	$509,448	$417,151
Other	16,611	15,628	32,618	32,537
	261,478	223,123	542,066	449,688
Less investment expenses	(11,325)	(21,345)	(37,233)	(34,782)
Investment income, net of expenses	$250,153	$201,778	$504,833	$414,906

Proceeds for the three months ended June 30, 2017 and 2016 from sales of investments classified as available-for-sale were $10,669,580 and $3,897,138, respectively. Gross gains of $77,394 and $45,897 and gross losses of $22,881 and $35,026 were realized on those sales during the three months ended June 30, 2017 and 2016, respectively. Proceeds for the six months ended June 30, 2017 and 2016 from sales of investments classified as available-for-sale were $15,381,725 and $7,516,601, respectively. Gross gains of $87,535 and $69,653 and gross losses of $68,526 and $55,897 were realized on those sales during the six months ended June 30, 2017 and 2016, respectively.

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended June 30, 2017, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $278,077 and $261,971 in carrying value of the surplus notes as of June 30, 2017 and December 31, 2016, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy. The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2017
Fixed maturities:
U.S. government obligations	$-	$2,403,822	$-	$2,403,822
Agency securities	-	919,992	-	919,992
States and political subdivisions — general obligations	-	381,256	-	381,256
States and political subdivisions — special revenue	-	132,687	-	132,687
Corporate	-	22,977,729	-	22,977,729
Total fixed maturities	$-	$26,815,486	$-	$26,815,486
December 31, 2016
Fixed maturities:
U.S. government obligations	$-	$3,224,219	$-	$3,224,219
States and political subdivisions — general obligations	-	381,395	-	381,395
States and political subdivisions — special revenue	-	277,735	-	277,735
Corporate	-	23,855,590	-	23,855,590
Total fixed maturities	$-	$27,738,939	$-	$27,738,939

There were no transfers of financial instruments between any levels during the six months ended June 30, 2017 or during the year ended December 31, 2016.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$422,731	$-	$-	$422,731	$422,731
Cash	2,282,502	2,282,502	-	-	2,282,502
Liabilities:
Policyholder deposits (Deposit-type contracts)	17,271,789	-	-	17,271,789	17,271,789
Surplus notes and accrued interest payable	828,077	-	-	828,077	828,077

	December 31, 2016
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$412,583	$-	$-	$412,583	$412,583
Cash	661,545	661,545	-	-	661,545
Liabilities:
Policyholder deposits (Investment-type contracts)	16,012,567	-	-	16,012,567	16,012,567
Surplus notes and accrued interest payable	811,971	-	-	808,602	808,602

Note 5. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Deferred tax assets:
Loss carryforwards	$11,573,419	$9,705,974
Capitalized costs	628,768	667,264
Unrealized losses on investments	280,647	436,949
Benefit reserves	951,034	984,640
Total deferred tax assets	13,433,868	11,794,827
Less valuation allowance	(11,813,518)	(10,170,638)
Total deferred tax assets, net of valuation allowance	1,620,350	1,624,189
Deferred tax liabilities:
Policy acquisition costs	611,755	571,148
Due premiums	220,755	228,136
Value of business acquired	542,571	586,905
Intangible assets	238,000	238,000
Property and equipment	7,269	-
Total deferred tax liabilities	1,620,350	1,624,189
Net deferred tax assets	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

At June 30, 2017 and December 31, 2016, the Company recorded a valuation allowance of $11,813,518 and $10,170,638, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of June 30, 2017, have expiration dates that range from 2024 through 2036.

There was no income tax expense for the three and six months ended June 30, 2017 and 2016. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Computed expected income tax benefit	$(268,762)	$(312,825)	$(623,689)	$(574,258)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	3,388	9,598	6,265	18,755
Adjustment to Prior Year NOL	(1,172,196)	-	(1,172,196)	-
Other	(9,798)	56,760	(9,562)	25,066
	(1,178,606)	66,358	(1,175,493)	43,821
Tax benefit before valuation allowance	(1,447,368)	(246,467)	(1,799,182)	(530,437)
Change in valuation allowance	1,447,368	246,467	1,799,182	530,437
Net income tax expenses	$-	$-	$-	$-

Note 6. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 is as follows:

	June 30, 2017	December 31, 2016
Balance sheets:
Benefit and claim reserves assumed	$2,626,861	$2,470,063
Benefit and claim reserves ceded	11,453,050	11,704,055

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Statements of comprehensive income:
Premiums assumed	$5,076	$5,466	$11,590	$12,231
Premiums ceded	57,581	84,117	107,597	150,274
Benefits assumed	13,364	25,135	29,130	30,158
Benefits ceded	97,109	216,531	212,955	571,656
Commissions assumed	4	9	14	17
Commissions ceded	-	650	-	1,288

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of June 30, 2017:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$16,837	$175,460	$-	$192,297
Sagicor Life Insurance Company	A-	-	250,575	11,250,031	239,853	11,260,753
		$-	$267,412	$11,425,491	$239,853	$11,453,050

At June 30, 2017 and December 31, 2016, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $11,260,753 and $11,446,342, respectively. American Life remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, a separate contingency reserve may be established. At June 30, 2017 and December 31, 2016, no contingency reserve was established.

Note 7. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the quarter ended June 30, 2017 and the year ended December 31, 2016:

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Beginning balance	$16,012,567	$13,897,421
Deposits received	1,405,247	2,433,781
Investment earnings	453,374	776,541
Withdrawals	(594,544)	(1,086,661)
Contract Charges	(4,855)	(8,515)
Ending balance	$17,271,789	$16,012,567

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company executed an amendment to its lease for an additional 2,876 square feet of office space on October 23, 2015, which expired on May 31, 2017. Great Plains entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expired on November 30, 2016. First Wyoming leased space in Cheyenne, Wyoming, which expired on August 31, 2016. Rent expense for the three months ended June 30, 2017 and 2016 was $60,914 and $99,833, respectively. Rent expense for the six months ended June 30, 2017 and 2016 was $117,134 and $173,043, respectively. Future minimum lease payments for the remainder of 2017 and the subsequent years are as follows:

2017	$74,800
2018	136,557
2019	141,412
2020	146,477
2021	151,543
Later years	331,790
Total	$982,579

Note 9. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. First Wyoming Life and Great Plains Life merged into American Life as of September 1, 2016 and December 31, 2016, respectively. Capital Reserve was sold effective August 29, 2016. The June 30, 2016 numbers in the table below have been restated to include the First Wyoming Life and Great Plains Life balances into American Life to be consistent with the June 30, 2017 statutory statement filing. The following table summarizes the statutory net loss and statutory capital and surplus of American Life as of June 30, 2017 and December 31, 2016 and for the six months ended June 30, 2017 and 2016.

	Statutory Net Loss for the six months ended June 30,
	2017	2016
American Life	$1,477,855	$692,364
Capital Reserve	N/A	$80,322

	Statutory Capital and Surplus as of
	June 30, 2017	December 31, 2016
American Life	$2,327,225	$3,817,844
Capital Reserve	N/A	N/A

Note 10. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of June 30, 2017:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$ 250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Any payments and/or repayments must be approved by the Nebraska Department of Insurance. As of June 30, 2017, the Company has accrued $278,077 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the six months ended June 30, 2017, or during the year ended December 31, 2016. The surplus notes for $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. Due to the nature of surplus notes, a repayment cannot be made without the prior approval of the Nebraska insurance regulators.

Note 11. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services were offered to American Life through February 28, 2017, and to non-consolidated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended June 30, 2017 and 2016 were $16,500 and $13,500, respectively. Fees earned during the six months ended June 30, 2017 and 2016 were $33,000 and $28,000, respectively.

Note 12. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at June 30, 2017, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued and found no events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2017, compared with December 31, 2016, and the results of operations for the three and six months ended June 30, 2017, compared with the corresponding periods in 2016 of Midwest Holding Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Critical Accounting Policies and Estimates

The Management’s Discussion and Analysis section included in our 2016 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2016 Form 10-K.

Consolidated Results of Operations – Three Months Ended June 30, 2017

The following discussion compares the results of the three months ended June 30, 2017 with the three months ended June 30, 2016. Unless the context indicates otherwise, the 2017 results are stated first followed by 2016 results.

Net Loss: The increase in net loss was primarily due to the decline in premium revenue, the increase in death benefits and surrenders, interest credited, and the amortization of deferred acquisition costs. These were offset by lower reserves and the decrease in other operating expenses.

Revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Three months ended June 30,
	2017	2016
Premiums	$871,535	$932,042
Investment income, net of expenses	250,153	201,778
Net realized gains (losses) on investments	54,513	(56,629)
Miscellaneous income	19,055	13,250
	$1,195,256	$1,090,441

Premium revenue: Premium revenue decreased primarily due to our decision to reduce new life insurance policy sales to near zero in 2015 and 2016 in order to preserve the regulatory capital and surplus of American Life. The net effect is evident in the second quarter of 2017 and we expect it will be evident throughout the remainder of 2017. We expect to have limited production of new insurance business in 2017 with new sales resulting in $50,000 of new annual premium issued in the second quarter of 2017.

Investment income, net of expenses: The components of net our investment income are as follows:

	Three months ended June 30,
	2017	2016
Fixed maturities	$244,867	$207,495
Other	16,611	15,628
	261,478	223,123
Less investment expenses	(11,325)	(21,345)
Investment income, net of expenses	$250,153	$201,778

The increase in investment income was due primarily to the increased size of our bond portfolio. Management was more aggressive in investing excess cash during late 2016, resulting in larger invested assets and interest income in 2017. Policy loan interest and miscellaneous investment income is included in the “Other” line item above.

Net realized gains on investments: The increase is primarily due to the gains from the sale of investments due to improved market conditions and the one-time loss on an equity investment which was incurred in the same period of 2016.

Miscellaneous income: Miscellaneous income increased slightly due to the sale of Capital Reserve Life and the new TPA fee agreement for that company. Management expects revenues for such agreement to be $38,000 in 2017. Fees earned during the three months ended June 30, 2017 and 2016 were $16,500 and $13,500, respectively.

Expenses are summarized in the table below.

	Three months ended June 30,
	2017	2016
Death and other benefits	$270,337	$179,096
Interest credited	234,149	182,395
Increase in benefit reserves	162,620	224,644
Amortization of deferred acquisition costs	134,149	25,233
Salaries and benefits	528,042	549,343
Other operating expenses	656,434	849,805
	$1,985,731	$2,010,516

Death and other benefits: Death benefits increased due to an increase in our paid claims. We expect death benefits to continue at current levels due to the age of a block of business we acquired several years ago. Claims experience on our current underwritten block has been minimal. We had two claims on American Life’s new business during the period, which net to us was only $70,000. We maintain policy reserves to offset the effect of all claims. Claim expenses on our acquired block of business are largely offset by a release in policy reserves.

Interest credited: The increase was due to the increase in the annuity deposits. Management made the decision to decrease the credit rate on most in-force annuity deposits effective July 1, 2017. This action is expected to reduce expense by approximately $275,000 per year.

Increase in benefit reserves: The decrease in benefit reserves reflects the surrenders primarily from acquired blocks of business. American Life’s overall persistency is 94% which is above industry average and better than the pricing model for the block. The decrease was offset by the new business written in late 2016 and the first half of 2017 and the maturity of our in-force block of business.

Amortization of deferred acquisition costs: The increase was a result of more surrenders related to an acquired block of business. The unamortized DAC that related to those policies surrendered was expensed upon surrender. We also began writing new business in late 2016 and the first half of 2017 which increased the DAC amortization.

Salaries and benefits: The decrease was due to the personnel reduction gained from the synergies of merging the three life companies in the second half of 2016.

Other operating expenses: Other operating expenses decreased primarily due to the one-time expenses incurred in 2016 related to the Northstar and First Wyoming acquisitions and the redomestication of and merger of our former life subsidiaries of $100,000 and decrease in travel of $30,000 related to capital raising. These were offset by the Nebraska Department of Insurance regulatory examination fees of $60,000. Management continues to look for opportunities to aggressively reduce operating expenses.

Consolidated Results of Operations – Six Months Ended June 30, 2017

The following discussion compares the results of the six months ended June 30, 2017 with the six months ended June 30, 2016. Unless the context indicates otherwise, the 2017 results are stated first followed by 2016 results.

Net Loss: The increase in net loss was primarily due to the decline in premium revenue, the increase in death benefits and surrenders, interest credited, amortization of deferred acquisition costs and salaries. These were offset by lower reserves and the decrease in other operating expenses.

Revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Six months ended June 30,
	2017	2016
Premiums	$1,704,382	$1,859,475
Investment income, net of expenses	504,833	414,906
Net realized gain (loss) on investments	19,009	(53,744)
Miscellaneous income	37,855	63,557
	$2,266,079	$2,284,194

Premium revenue: Premium revenue decreased primarily due to our decision to reduce new life insurance policy sales to near zero in 2015 and 2016 in order to preserve the regulatory capital and surplus of American Life. The net effect is evident in the first half of 2017 and we expect it will be evident throughout the remainder of 2017. We expect to have limited production of new insurance business in 2017 with new sales resulting in $50,000 of new annual premium issued in the first half of 2017.

Investment income, net of expenses: The components of net our investment income are as follows:

	Six months ended June 30,
	2017	2016
Fixed maturities	$509,448	$417,151
Other	32,618	32,537
	542,066	449,688
	(37,233)	(34,782)
	$504,833	$414,906

The increase in investment income was due primarily to the increased size of our bond portfolio. Management was more aggressive in investing excess cash during late 2016, resulting in larger invested assets and interest income in 2017. Policy loan interest and miscellaneous investment income is included in the “Other” line item above. The increase in investment expenses was due to the transfer of bonds to American Life’s custodial account from the custodial accounts that were held for First Wyoming Life and Great Plains Life prior to our acquisition of those companies during the first quarter of 2017.

Net realized gains on investments: The increase is primarily due to the gains from the sale of investments due to improved market conditions and the one-time loss on an equity investment which was incurred in the same period of 2016.

Miscellaneous income: Miscellaneous income decreased due to repayment of one of our investments in 2016 for a gain of $32,000 offset by a slight increase in our TPA fees. We have two customers for whom we performed these services. We do not expect such services to be a significant source of future revenue. Fees earned during the six months ended June 30, 2017 and 2016 were $33,000 and $28,000, respectively.

Expenses are summarized in the table below.

	Six months ended June 30,
	2017	2016
Death and other benefits	$565,594	$408,118
Interest credited	453,381	352,989
Increase in benefit reserves	307,746	391,669
Amortization of deferred acquisition costs	292,854	147,727
Salaries and benefits	1,103,608	1,025,823
Other operating expenses	1,377,275	1,646,863
	$4,100,458	$3,973,189

Death and other benefits: Death benefits increased due to an increase in our paid claims. We expect death benefits to continue at current levels due to the age of a block of business we acquired several years ago. Claims experience on our current underwritten block has been minimal. We had only three large claims on American Life’s new business during the period, which net to us was $140,000. We maintain policy reserves to offset the effect of all claims. Claim expenses on our acquired block of business are largely offset by a release in policy reserves.

Interest credited: The increase was due to the increase in the annuity deposits. Management made the decision to decrease the credit rate on most in-force annuity deposits effective July 1, 2017. This action is expected to reduce expense by approximately $275,000 per year.

Increase in benefit reserves: The decrease in benefit reserves reflects the surrenders and claims primarily from acquired blocks of business. American Life’s overall persistency is 94% which is above industry average and better than the pricing model for the block. The decrease was offset by the new business written in late 2016 and the first half of 2017 and the maturity of our in-force block of business.

Amortization of deferred acquisition costs: The increase was a result of more surrenders related to an acquired block of business. The unamortized DAC that related to those policies surrendered was expensed upon surrender. We also began writing new business in late 2016 and the first half of 2017 which increased the DAC amortization.

Salaries and benefits: The increase was due to recruitment fees and the increase in the vacation accrual.

Other operating expenses: Other operating expenses decreased primarily due to the one-time expenses incurred in 2016 related to the Northstar and First Wyoming acquisitions and the redomestication of and merger of our former life subsidiaries of $220,000 and decrease in travel of $43,000 related to capital raising. These were offset by the Nebraska Department of Insurance regulatory examination fees of $140,000. Management continues to look for opportunities to aggressively reduce operating expenses.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, real estate held for investment, and policy loans. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,403,822	8.0%	$3,224,219	11.0%
Agency securities	919,992	3.1	-	-
States and political subdivisions - general obligation	381,256	1.3	381,395	1.3
States and political subdivisions - special revenue	132,687	0.4	277,735	0.9
Corporate	22,977,729	76.5	23,855,590	81.2
Total fixed maturity securities	26,815,486	89.3	27,738,939	94.4
Cash and cash equivalents	2,282,502	7.6	661,545	2.4
Other investments:
Real estate, held for investment	511,709	1.7	517,729	1.8
Policy loans	422,731	1.4	412,583	1.4
Total	$30,032,428	100.0%	$29,330,796	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,511,005	13.1%	$4,301,163	15.5%
AA	3,338,018	12.4	1,612,897	5.8
A	9,781,741	36.5	8,319,121	30.1
BBB	9,501,741	35.5	12,827,754	46.2
Total investment grade	26,132,505	97.5	27,060,935	97.6
BB and other	682,981	2.5	678,004	2.4
Total	$26,815,486	100.0%	$27,738,939	100.0%

Reflecting the quality of securities maintained by the Company, 97.5% and 97.6% of all fixed maturity securities were investment grade as of June 30, 2017 and December 31, 2016, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

Market Risks of Financial Instruments

The Company holds a portfolio of investments that primarily includes cash, bonds, and real estate, held for investment. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk.

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

Credit Risk

We are exposed to credit risk through counterparties and within the investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. We manage our credit risk through diversification of investments amongst many corporations and numerous industries. Additionally, our investment policy limits the size of holding in any particular issuer.

Liquidity and Capital Resources

At June 30, 2017, the Company had cash and cash equivalents totaling $2,282,502. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months when combined with the level of maturing securities and the liquidity associated with our investment portfolio. However, most of the Company’s liquid assets are held in an insurance subsidiary and under existing insurance law, the subsidiary cannot make significant payments up to the parent company, which is the Company. Accordingly, unless the Company is able to raise substantial additional capital in the near term, its ability to continue as a going concern will be in jeopardy. Management has been seeking to raise additional capital in order to help fund the liquidity issues that the Company addresses, but cannot assure that such additional capital will be raised during the remainder of 2017. The Company has based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.

The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). RBC factors the type of business written by an insurance company, the quality of its assets and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. Our life insurance subsidiary is currently above the RBC minimums as of June 30, 2017 but could fall below that level by the end of 2017 should American Life continue with operating losses as experienced in the first half of 2017. We are currently discussing co-insuring a block or blocks of business which would provide statutory capital and surplus relief that would ensure that our RBC ratio does not fall below the 200% for the next twelve months.

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

Net cash used by operating activities was $479,395 for the six months ended June 30, 2017, which was comprised primarily of the net loss of $1,834,379 partially offset by an increase in policy liabilities of $460,411. Net cash provided by investing activities was $1,320,191. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was our purchases of investments in available-for-sale securities and the purchase of property and equipment. Net cash provided by financing activities was $780,161. The primary source of cash was net receipts on deposit-type contracts, offset by dividends paid to Class B Preferred Stock shareholders.

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

Management, (with the participation of our principal executive officer/principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2017. Based on this evaluation, our principal executive officer/principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness Previously Identified

Refer to Item 9A of Part II of the 2016 Form 10-K for detail about a previously identified material weakness in the Company’s internal control over financial reporting over complex and non-routine transactions. The Company has implemented the following remediation steps to address this material weakness: (i) continual evaluation and enhancement of internal technical accounting capabilities, supported by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and (ii) enhanced awareness to identify complex technical accounting topics and early identification of situations which might require the use of third-party advisors and consultants. The Company’s management concluded that the material weaknesses have been remediated as of June 30, 2017.

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

Dated: August 11, 2017

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
Principal Executive Officer & Principal Financial Officer