Form 10-Q
period 2017-09-30
MIDWEST HOLDING INC.
filed 2017-11-13
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 22,764,294 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
Assets	(unaudited)
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $21,913,504 and $29,024,083, respectively)	$21,245,220	$27,738,939
Real estate, held for investment	508,698	517,729
Policy loans	439,585	412,583
Total investments	22,193,503	28,669,251
Cash and cash equivalents	677,436	661,545
Amounts recoverable from reinsurers	20,347,310	11,704,055
Interest due and accrued	228,949	312,054
Due premiums	623,673	670,989
Deferred acquisition costs, net	2,059,193	2,568,799
Value of business acquired, net	445,663	1,726,192
Intangible assets	700,000	700,000
Property and equipment, net	139,212	158,471
Other assets	124,396	95,773
Total assets	$47,539,335	$47,267,129
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$24,901,354	$24,606,543
Policy claims	385,161	565,148
Deposit-type contracts	17,746,293	16,012,567
Advance premiums	60,349	52,074
Coinsurance ceding commission deferred	326,569	-
Total policy liabilities	43,419,726	41,236,332
Accounts payable and accrued expenses	1,230,711	1,211,875
Surplus notes	550,000	550,000
Total liabilities	45,200,437	42,998,207
Commitments and Contingencies (See Note 8)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share. Authorized 2,000,000 shares; issued and outstanding 74,159 shares as of September 30, 2017 and December 31, 2016.	74	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share. Authorized 1,000,000 shares; issued and outstanding of 0 and 102,669 shares as of September 30, 2017 and December 31, 2016.	-	103
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 22,764,294 shares as of September 30, 2017 and 22,558,956 as of December 31, 2016.	22,764	22,559
Additional paid-in capital	33,006,279	33,036,924
Accumulated deficit	(30,037,608)	(27,533,447)
Accumulated other comprehensive loss	(652,611)	(1,257,291)
Total stockholders' equity	2,338,898	4,268,922
Total liabilities and stockholders' equity	$47,539,335	$47,267,129

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income:
Premiums	$664,391	$738,522	$2,368,773	$2,597,997
Investment income, net of expenses	244,343	219,778	749,176	634,684
Loss on equity method investment	-	(420,720)	-	(420,720)
Net realized gains on investments	26,671	121,578	45,680	67,834
Miscellaneous income	19,400	21,558	57,255	85,115
	954,805	680,716	3,220,884	2,964,910
Expenses:
Death and other benefits	152,280	213,351	717,874	621,469
Interest credited	175,542	195,566	628,923	548,555
Increase in benefit reserves	210,561	112,948	518,307	504,617
Amortization of deferred acquisition costs	25,295	122,788	318,149	270,515
Salaries and benefits	522,167	545,504	1,625,775	1,571,327
Other operating expenses	538,742	638,948	1,916,017	2,285,811
	1,624,587	1,829,105	5,725,045	5,802,294
Operating loss	(669,782)	(1,148,389)	(2,504,161)	(2,837,384)
Bargain purchase gain for business acquisition	-	1,326,526	-	1,326,526
(Loss) income before income taxes	(669,782)	178,137	(2,504,161)	(1,510,858)
Income tax expense	-	-	-	-
Net (loss) income	(669,782)	178,137	(2,504,161)	(1,510,858)
Comprehensive loss:
Unrealized losses on investments arising during period	110,695	84,298	650,360	1,014,216
Less: reclassification adjustment for net realized gains on investments	(26,671)	(121,578)	(45,680)	(67,834)
Other comprehensive income (loss)	84,024	(37,280)	604,680	946,382
Comprehensive (loss) gain	$(585,758)	$140,857	$(1,899,481)	$(564,476)
Net (loss) income per common share, basic and diluted	$(0.03)	$0.01	$(0.11)	$(0.07)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(2,504,161)	$(1,510,858)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	146,442	158,793
Depreciation and amortization	254,136	297,736
Deferred acquisition costs capitalized	(258,344)	(110,918)
Amortization of deferred acquisition costs	318,149	270,515
Net realized gains on investments	(45,680)	(67,834)
Bargain purchase gain for business acquired	-	(1,326,526)
Loss on equity method investment	-	420,720
Deferred coinsurance ceding commission	326,569	-
Write-down of DAC and VOBA from coinsurance transaction	1,523,431	-
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	(8,643,255)	403,076
Interest and dividends due and accrued	83,105	(43,640)
Due premiums	47,316	(40,865)
Policy liabilities	744,267	572,112
Other assets and liabilities	(9,787)	575,047
Net cash used for operating activities	(8,017,812)	(402,642)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(20,571,059)	(15,744,683)
Proceeds from sale or maturity	27,580,877	12,539,971
Securities held for sale:
Proceeds from sale or maturity	-	52,703
Net change in equity securities carried at cost:
Proceeds from sale	-	26,434
Sale of Capital Reserve Life Insurance Company	-	1,432,446
Acquisition of Northstar Financial Corporation	-	2,427,394
Net change in policy loans	(27,002)	20,382
Net purchases of property and equipment	(31,128)	(30,611)
Net cash provided by investing activities	6,951,688	724,036
Cash Flows from Financing Activities:
Preferred stock dividend	(30,543)	(45,220)
Receipts on deposit-type contracts	1,873,323	1,786,850
Withdrawals on deposit-type contracts	(760,765)	(865,329)
Net cash provided by financing activities	1,082,015	876,301
Net increase in cash and cash equivalents	15,891	1,197,695
Cash and cash equivalents:
Beginning	661,545	1,192,336
Ending	$677,436	$2,390,031

Supplemental Cash Flow Information
(Unaudited)

	September 30, 2017	September 30, 2016
Supplemental Disclosure of Non-Cash Information
Converted Series B Preferred Stock	(103)	-
Common stock issues from Converted B Preferred Stock	103	-
Measurement period adjustment on the First Wyoming acquisition	-	(905,806)
Common stock issued on Northstar Acquisition	-	2,405,874
	$-	$1,500,068

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine month period ended September 30, 2017, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017. Most of the Company’s liquid assets are held in an insurance subsidiary and under existing law, the subsidiary cannot make significant payments up to the parent company, which is the Company. Accordingly, unless the Company is able to raise substantial additional capital in the near term, its ability to continue as a going concern will be in jeopardy. Management has been seeking to raise additional capital in order to help fund the liquidity issues that the Company addresses, but cannot assure that such additional capital will be raised during the remainder of 2017.

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

Effective September 30, 2017, American Life entered into an indemnity coinsurance transaction with US Alliance to transfer 100% of the risk related to the Great Plains Life and First Wyoming Life blocks of business. The purpose of this transaction was to provide statutory capital and surplus for American Life and has minimal effect on GAAP financials. We paid no commissions or brokerage fees for this transaction and the proceeds of the transaction were based upon valuations prepared by our third party actuary. American Life had more than one offer to assume this business. Under the indemnity coinsurance, US Alliance assumed certain liabilities and obligations. As we are not relieved of our legal liability to the policyholders; the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from US Alliance, which totaled $9,003,663 as of September 30, 2017. We transferred $9,705,063 of GAAP net adjusted reserves to US Alliance for cash of $7,153,663 which was net of a ceding allowance of $1,850,000 which is treated as an increase to surplus on a statutory basis. As a result of the transaction, in addition to the reserves, American Life will cede $658,600 of annual GAAP revenues and $1,317,300 of statutory revenues. US Alliance assumes all responsibilities for incurred claims, surrenders and commission from the effective date. See Note 6.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the nine months ended September 30, 2017 or 2016.

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

Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At September 30, 2017 and December 31, 2016 the Company did not have any short-term investments.

Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company had no cash equivalents.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company eliminated the $437,620 of DAC that was associated with the Great Plains Life block of business that was included in the Coinsurance Agreement between American Life and US Alliance effective September 30, 2017. The Company determined that no other events occurred in the nine months ended September 30, 2017 that suggest a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table provides information about deferred acquisition costs for the periods ended September 30, 2017 and December 31, 2016, respectively.

	Nine Months Ended	Year Ended
	September 30,	December 31
	2017	2016
Balance at beginning of period	$2,568,799	$2,765,063
Capitalization of commissions, sales and issue expenses	258,344	178,419
Change in DAC due to unrealized investment losses	(12,181)	(7,448)
Gross amortization	(318,149)	(367,235)
Change in DAC due to coinsurance	(437,620)	-
Balance at end of period	$2,059,193	$2,568,799

Value of business acquired: Value of business acquired (“VOBA”) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company eliminated $1,085,811 of the unamortized VOBA associated with the Great Plains Life and First Wyoming Life blocks of business that were included in the Coinsurance Agreement between American Life and US Alliance effective September 30, 2017. The Company determined that no other events occurred in the nine months ended September 30, 2017 that suggest a review should be undertaken.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $16,740 and $20,275 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense totaled $50,387 and $81,366 for the nine months ended September 30, 2017 and 2016, respectively. Accumulated depreciation net of disposals totaled $882,778 and $961,864 as of September 30, 2017 and December 31, 2016, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the nine months ended September 30, 2017 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of September 30, 2017 or December 31, 2016.

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

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2014. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at September 30, 2017 and December 31, 2016.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. At September 30, 2017 and December 31, 2016, the Company had 22,764,294 and 22,558,956 voting common shares issued and outstanding, respectively.

At December 31, 2016, the Company had 1,179 warrants outstanding. The warrants were exercisable through December 31, 2016 for 10 shares of voting common stock per warrant at an exercise price of $6.50 per share. No warrants were exercised during 2016 and are now expired.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Class A preferred shares are non-cumulative, non-voting and convertible by the holder to voting common shares at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). There is no stated dividend rate on the Class A shares, but the holders of Class A shares will receive a dividend on each outstanding share of Class A preferred stock in an amount equal to the amount of the dividend payable on each share of common stock. The par value per preferred Class A share is $0.001 with 2,000,000 shares authorized. At September 30, 2017 and December 31, 2016, the Company had 74,159 Class A preferred shares issued and outstanding.

The Class B preferred shares were non-cumulative, non-voting and convertible by the holder or the Company to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The par value per preferred share was $0.001 with 1,000,000 shares authorized. The stated annual dividend rate on the Class B preferred shares was 7%. Dividends totaling $30,543 and $43,120 were paid as of September 30, 2017 and December 31, 2016, respectively. At December 31, 2016, the Company had 102,669 Class B preferred shares issued and outstanding. On June 15, 2017, the outstanding Class B preferred shares were converted to 205,338 voting common shares by the Company.

Loss per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended September 30, 2017 and 2016 were 22,764,294 and 22,558,956 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2017 and 2016 were 22,763,542 and 21,312,581 shares, respectively.

Reclassification of certain prior period information: Reclassifications have been made on the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016. These reclassifications do not impact the overall Net loss or Net loss per common share lines of the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016.

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

On October 27, 2015, Midwest acquired 100% of all of the outstanding shares that it did not previously own of First Wyoming Capital Corporation (“First Wyoming”), a Wyoming corporation, pursuant to an Agreement and Plan of Merger dated July 31, 2015 under which First Wyoming became a wholly-owned subsidiary of Midwest. Pursuant to the Merger Agreement, Midwest issued approximately 4,767,400 shares to the former shareholders of First Wyoming other than Midwest. The fair value of the Midwest shares exchanged to acquire 100% of the remaining outstanding shares of First Wyoming that it did not previously own was estimated by applying the income approach to be $905,806, which is different from our preliminary estimate of $1,811,612 as disclosed in Note 2 to the Consolidated Financial Statements in our 2015 10-K. This fair value measurement was based on significant inputs that are not observable in the market. Key assumptions include projected total income growth of between 3% and 16%, expected long term growth of 3%, a discount rate of 16.0%, and a terminal value based on earnings and a capitalization rate of 13.0%. Subsequent to the closing, First Wyoming merged into Midwest and on September 1, 2016 First Wyoming Life, the life insurance subsidiary of First Wyoming, merged into American Life.

The First Wyoming acquisition was accounted for under the acquisition method of accounting, which requires the consideration transferred and all assets and liabilities assumed to be recorded at fair value. Prior to the acquisition, Midwest held 22.1% of the outstanding shares of First Wyoming, which it had recorded in its financial statements under the equity method of accounting at a book value of $810,500 with a related accumulated other comprehensive loss of $30,410. The fair value of our previously held equity interest in First Wyoming was determined to be $221,430, resulting in a loss of $619,480 on the previously held equity interest. The preliminary fair value of our previously held equity interest in First Wyoming as disclosed in Note 2 to the Consolidated Financial Statements in our 2015 10-K was determined to be $642,150 resulting in a loss of $198,760, which was included in net investment income (loss) in the 2015 10-K consolidated statement of comprehensive income for the year ended December 31, 2015 and the remaining $420,720 was recognized in the period ended September 30, 2016 10-Q in loss on equity method investment on the consolidated statement of comprehensive income. The fair value of the previously held equity interest in First Wyoming was estimated by applying the income approach using significant inputs that are not observable in the market. Key assumptions include projected total income growth of between 3% and 13%, expected long term growth of 3%, a discount rate of 18.0%, a terminal value based on earnings and a capitalization rate of 13.0%, and adjustments due to lack of control that market participants would consider when estimating the fair value of the previously held equity interest in First Wyoming.

The following table summarizes the preliminary fair value of the consideration transferred and the preliminary fair value of First Wyoming assets acquired and liabilities assumed:

Fair value of common stock of Midwest issued as consideration	$905,806
Fair value of Midwest's previously held equity interest in First Wyoming	221,430
$1,127,236

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

On August 29, 2016, American Life sold its interest in its dormant subsidiary, Capital Reserve Life Insurance Company (“Capital Reserve”) to an unrelated third party for cash which approximated the statutory surplus of Capital Reserve, resulting in a net gain of approximately $26,000 including $50,000 cash above book value and unrealized gains on the fair market value of bonds becoming realized at the date of sale of $17,000 offset by the write-off of the VOBA of $40,714. This gain was included in the net realized gain (loss) on investments on the consolidated statement of comprehensive income.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 3. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of September 30, 2017 and December 31, 2016 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2017:
Fixed maturities:
U.S. government obligations	$2,137,786	$-	$88,301	$2,049,485
Mortgage-backed securities	1,411,144	-	38,053	1,373,091
States and political subdivisions -- general obligations	270,972	-	291	270,681
States and political subdivisions -- special revenue	25,376	-	36	25,340
Corporate	18,068,226	17,336	558,939	17,526,623
Total fixed maturities	$21,913,504	$17,336	$685,620	$21,245,220
December 31, 2016:
Fixed maturities:
U.S. government obligations	$3,390,545	$-	$166,326	$3,224,219
States and political subdivisions -- general obligations	383,730	732	3,067	381,395
States and political subdivisions -- special revenue	275,262	5,633	3,160	277,735
Corporate	24,974,546	16,232	1,135,188	23,855,590
Total fixed maturities	$29,024,083	$22,597	$1,307,741	$27,738,939

The Company has two securities that individually exceed 10% of the total of the state and political subdivisions categories as of September 30, 2017. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
September 30, 2017:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$110,205	$110,190	AA+
Longview Washington Refunding	160,767	160,491	Aa3
Total	$270,972	$270,681

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at September 30, 2017 and December 31, 2016, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2017			December 31, 2016
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$265,625	$12,304	3	$3,224,219	$166,326	17
Mortgage-backed securities	1,373,091	38,053	18	-	-	-
States and political subdivisions -- general obligations	270,681	291	2	271,093	3,067	2
States and political subdivisions -- special revenue	25,340	36	1	171,711	3,160	2
Corporate	9,104,046	203,490	39	19,737,965	935,545	112
Greater than 12 months:
U.S. government obligations	1,783,860	75,997	10	-	-	-
Corporate	7,231,941	355,449	42	2,558,275	199,643	12
Total fixed maturities	$20,054,584	$685,620	115	$25,963,263	$1,307,741	145

(1) We may reflect a security in more than one aging category based on various purchase dates.

Based on our review of the securities in an unrealized loss position at September 30, 2017 and December 31, 2016, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at September 30, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,140,667	1,117,476
Due after five years through ten years	6,049,716	5,860,832
Due after ten years	14,723,121	14,266,912
	$21,913,504	$21,245,220

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2017 and December 31, 2016, these required deposits had a total amortized cost of $3,025,115 and $2,747,571 and fair values of $2,925,326 and $2,635,225, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The components of net investment income for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed maturities	$244,910	$218,689	$754,358	$635,840
Other	16,083	16,488	48,701	49,025
	260,993	235,177	803,059	684,865
Less investment expenses	(16,650)	(15,399)	(53,883)	(50,181)
Investment income, net of expenses	$244,343	$219,778	$749,176	$634,684

Proceeds for the three months ended September 30, 2017 and 2016 from sales of investments classified as available-for-sale were $12,199,152 and $4,868,073, respectively. Gross gains of $85,406 and $96,696 and gross losses of $58,735 and $629 were realized on those sales during the three months ended September 30, 2017 and 2016, respectively. Proceeds for the nine months ended September 30, 2017 and 2016 from sales of investments classified as available-for-sale were $27,580,877 and $12,384,674, respectively. Gross gains of $172,941 and $166,349 and gross losses of $127,261 and $56,526 were realized on those sales during the nine months ended September 30, 2017 and 2016, respectively.

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended September 30, 2017, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $286,263 and $261,971 in carrying value of the surplus notes as of September 30, 2017 and December 31, 2016, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

		Significant
	Quoted	Other	Significant
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
September 30, 2017
Fixed maturities:
U.S. government obligations	$-	$2,049,485	$-	$2,049,485
Mortgage-backed securities	-	1,373,091	-	1,373,091
States and political subdivisions — general obligations	-	270,681	-	270,681
States and political subdivisions — special revenue	-	25,340	-	25,340
Corporate	-	17,526,623	-	17,526,623
Total fixed maturities	$-	$21,245,220	$-	$21,245,220
December 31, 2016
Fixed maturities:
U.S. government obligations	$-	$3,224,219	$-	$3,224,219
States and political subdivisions — general obligations	-	381,395	-	381,395
States and political subdivisions — special revenue	-	277,735	-	277,735
Corporate	-	23,855,590	-	23,855,590
Total fixed maturities	$-	$27,738,939	$-	$27,738,939

There were no transfers of financial instruments between any levels during the nine months ended September 30, 2017 or during the year ended December 31, 2016.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$439,585	$-	$-	$439,585	$439,585
Cash	677,436	677,436	-	-	677,436
Liabilities:
Policyholder deposits (Deposit-type contracts)	17,746,293	-	-	17,746,293	17,746,293
Surplus notes and accrued interest payable	836,263	-	-	836,263	836,263

	December 31, 2016
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$412,583	$-	$-	$412,583	$412,583
Cash	661,545	661,545	-	-	661,545
Liabilities:
Policyholder deposits (Investment-type contracts)	16,012,567	-	-	16,012,567	16,012,567
Surplus notes and accrued interest payable	811,971	-	-	808,602	808,602

Note 5. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Deferred tax assets:
Loss carryforwards	$9,253,959	$9,705,974
Capitalized costs	532,528	667,264
Unrealized losses on investments	234,389	436,949
Benefit reserves	989,435	984,640
Total deferred tax assets	11,010,311	11,794,827
Less valuation allowance	(9,953,581)	(10,170,638)
Total deferred tax assets, net of valuation allowance	1,056,730	1,624,189
Deferred tax liabilities:
Policy acquisition costs	448,300	571,148
Due premiums	212,049	228,136
Value of business acquired	151,525	586,905
Intangible assets	238,000	238,000
Property and equipment	6,856	-
Total deferred tax liabilities	1,056,730	1,624,189
Net deferred tax assets	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

At September 30, 2017 and December 31, 2016, the Company recorded a valuation allowance of $9,953,581 and $10,170,638, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of September 30, 2017, have expiration dates that range from 2024 through 2036.

There was no income tax expense for the three and nine months ended September 30, 2017 and 2016. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Computed expected income tax benefit	$(227,726)	$60,566	$(851,415)	$(513,692)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	5,769	7,753	12,034	26,508
Adjustment to Prior Year NOL with 382 limitation	2,131,996	-	959,800	-
Other	(96,360)	5,779	(105,922)	30,845
	2,041,405	13,532	865,912	57,353
Tax benefit before valuation allowance	1,813,779	74,098	14,497	(456,339)
Change in valuation allowance	(1,813,779)	(74,098)	(14,497)	456,339
Net income tax expenses	$-	$-	$-	$-

Note 6. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 is as follows:

	September 30, 2017	December 31, 2016
Balance sheets:
Benefit and claim reserves assumed	$2,644,919	$2,470,063
Benefit and claim reserves ceded	20,347,310	11,704,055

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Statements of comprehensive income:
Premiums assumed	$6,146	$6,301	$17,736	$18,532
Premiums ceded	49,883	95,126	157,480	245,400
Benefits assumed	8,868	10,539	37,998	40,697
Benefits ceded	-	124,503	212,955	696,159
Commissions assumed	6	10	20	26
Commissions ceded	-	361	-	1,649

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of September 30, 2017:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$12,480	$173,705	$-	$186,185
Sagicor Life Insurance Company	A-	-	219,224	11,187,388	249,150	11,157,462
US Alliance Life and Security Company	NR	-	-	9,073,103	69,440	9,003,663
		$-	$231,704	$20,434,196	$318,590	$20,347,310

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Effective September 30, 2017, American Life entered into an indemnity coinsurance transaction with US Alliance to transfer 100% of the risk related to the Great Plains Life and First Wyoming Life blocks of business. The purpose of this transaction was to provide statutory capital and surplus for American Life and has minimal effect on GAAP financials. We paid no commissions or brokerage fees for this transaction and the proceeds of the transaction were based upon valuations prepared by our third party actuary. American Life had more than one offer to assume this business. Under the indemnity coinsurance, US Alliance assumed certain liabilities and obligations. As we are not relieved of our legal liability to the policyholders; the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from US Alliance, which totaled $9,003,663 as of September 30, 2017. We transferred $9,705,063 of GAAP net adjusted reserves to US Alliance for cash of $7,153,663 which was net of a ceding allowance of $1,850,000 which is treated as an increase to surplus on a statutory basis. As a result of the transaction, in addition to the reserves, American Life will cede $658,600 of annual GAAP revenues and $1,317,300 of statutory revenues. US Alliance assumes all responsibilities for incurred claims, surrenders and commission from the effective date.

The ceding commission of $1,850,000 first reduced DAC of $437,620 and VOBA of $1,085,811 which had been held on our books from the Great Plains Life and First Wyoming Life acquisitions. The remaining $326,569 has been reflected as a deferred gain, which will be recognized into income over the expected duration of the Great Plains Life and First Wyoming Life’s blocks of business.

At September 30, 2017 and December 31, 2016, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $11,157,462 and $11,446,342, respectively. American Life remains contingently liable on this ceded reinsurance should Sagicor be unable to meet their obligations.

The use of reinsurance does not relieve American Life of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by American Life has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, a separate contingency reserve may be established. At September 30, 2017 and December 31, 2016, no contingency reserve was established.

Note 7. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the nine months September 30, 2017 and the year ended December 31, 2016:

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Beginning balance	$16,012,567	$13,897,421
Deposits received	1,873,323	2,433,781
Investment earnings	628,923	776,541
Withdrawals	(760,765)	(1,086,661)
Contract charges	(7,755)	(8,515)
Ending balance	$17,746,293	$16,012,567

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

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company executed an amendment to its lease for an additional 2,876 square feet of office space on October 23, 2015, which expired on May 31, 2017. Great Plains entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expired on November 30, 2016. First Wyoming leased space in Cheyenne, Wyoming, which expired on August 31, 2016. Rent expense for the three months ended September 30, 2017 and 2016 was $55,968 and $65,933, respectively. Rent expense for the nine months ended September 30, 2017 and 2016 was $173,103 and $238,976, respectively. Future minimum lease payments for the remainder of 2017 and the subsequent years are as follows:

2017	$33,401
2018	136,557
2019	141,412
2020	146,477
2021	151,543
Later years	331,790
Total	$941,180

Note 9. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. First Wyoming Life and Great Plains Life merged into American Life as of September 1, 2016 and December 31, 2016, respectively. Capital Reserve was sold effective August 29, 2016. The September 30, 2016 numbers below have been restated to include the Great Plains Life balances into American Life to be consistent with the September 30, 2017 statutory statement filing. American Life’s statutory net loss for the nine months ending September 30, 2017 and 2016 was $1,435,954 and $1,517,384, respectively. Capital and surplus of American Life as of September 30, 2017 and December 31, 2016 was $3,633,784 and $3,817,844, respectively.

Note 10. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of September 30, 2017:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$ 250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Any payments and/or repayments must be approved by the Nebraska Department of Insurance. As of September 30, 2017, the Company has accrued $286,263 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the nine months ended September 30, 2017, or during the year ended December 31, 2016. The surplus notes for $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. Due to the nature of surplus notes, a repayment cannot be made without the prior approval of the Nebraska insurance regulators.

Note 11. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services were offered to American Life through February 28, 2017, and to non-consolidated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended September 30, 2017 and 2016 were $16,500 and $19,000, respectively. Fees earned during the nine months ended September 30, 2017 and 2016 were $49,500 and $47,000, respectively.

Note 12. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at September 30, 2017, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued and found no events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2017, compared with December 31, 2016, and the results of operations for the three and nine months ended September 30, 2017, compared with the corresponding periods in 2016 of Midwest Holding Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Consolidated Results of Operations – Three Months Ended September 30, 2017

The following discussion compares the results of the three months ended September 30, 2017 with the three months ended September 30, 2016. Unless the context indicates otherwise, the 2017 results are stated first followed by 2016 results.

Net Loss: The increase in net loss was primarily due to the 2016 bargain purchase gain of $1,326,526 offset by the loss on equity method investment of $420,720 for the finalization of the accounting in the third quarter of 2016 for the acquisition of First Wyoming Capital Corporation which occurred on September 26, 2015. The decrease in premiums, realized gains, and increase in reserves also contributed to the increase in net loss. These were offset by higher investment income, lower death benefits, and decreases in salaries and operating expenses.

Revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Three months ended September 30,
	2017	2016
Premiums	$664,391	$738,522
Investment income, net of expenses	244,343	219,778
Loss on equity method investment	-	(420,720)
Net realized gains on investments	26,671	121,578
Miscellaneous income	19,400	21,558
	$954,805	$680,716

Premium revenue: Premium revenue decreased primarily due to our decision to reduce new life insurance policy sales to near zero in 2015 and 2016 in order to preserve the regulatory capital and surplus of American Life. The net effect is evident in the third quarter of 2017 and we expect it will be evident throughout the remainder of 2017. The third quarter of each year is lower than the other quarters due to timing of annual and bi-annual premiums. Harvest season affects our agent’s ability to initiate new sales.

American Life entered into a coinsurance transaction with US Alliance effective September 30, 2017 which transferred 100% of the risk of the Great Plains Life and First Wyoming Life blocks of business. This will reduce our premiums for the fourth quarter of 2017 by approximately $140,000 along with expenses related to those policies as noted below.

Investment income, net of expenses: The components of our net investment income are as follows:

	Three months ended September 30,
	2017	2016
Fixed maturities	$244,910	$218,689
Other	16,083	16,488
	260,993	235,177
Less investment expenses	(16,650)	(15,399)
Investment income, net of expenses	$244,343	$219,778

The increase in investment income was due primarily to the increased size of our bond portfolio. Management was more aggressive in investing excess cash during late 2016, resulting in larger invested assets and interest income in 2017. Policy loan interest and miscellaneous investment income is included in the “Other” line item above.

Net realized gains on investments: The decrease is due to the sale of bonds for the coinsurance transaction mentioned above. The sale of one bond incurred a loss of $32,000 and various other losses which were realized on the sale of bonds for the coinsurance transaction mentioned above. During the same period of 2016, we sold Capital Reserve to a third party for a gain of $26,000.

Miscellaneous income: Miscellaneous income decreased slightly due to the dropping of TPA services for one of our subsidiaries, offset by the sale of Capital Reserve in 2016 and the new TPA fee agreement for that company for two months of the quarter compared to three months in 2017. Management expects revenues for such agreement to be $38,000 in 2017. Fees earned during the three months ended September 30, 2017 and 2016 were $16,500 and $19,000, respectively.

Expenses are summarized in the table below.

	Three months ended September 30,
	2017	2016
Death and other benefits	$152,280	$213,351
Interest credited	175,542	195,566
Increase in benefit reserves	210,561	112,948
Amortization of deferred acquisition costs	25,295	122,788
Salaries and benefits	522,167	545,504
Other operating expenses	538,742	638,948
	$1,624,587	$1,829,105

Death and other benefits: Death benefits decreased due to a decrease in our paid claims and surrenders. We expect life surrenders to drop significantly due to the coinsurance transaction on the Great Plains Life and First Wyoming Life blocks of business as mentioned above. Claims experience on our current underwritten block has been minimal. We maintain policy reserves to offset the effect of all claims. Claim expenses on our acquired block of business are largely offset by a release in policy reserves. We expect surrenders to decrease in the fourth quarter of 2017 due to the coinsurance agreement between American Life and US Alliance on the Great Plains Life and First Wyoming Life’s blocks of business.

Interest credited: The decrease was due to management’s decision to reduce existing interest rates from 5.75% to 4.00% effective September 1, 2017. The deposit-type contracts related to the Great Plains Life and First Wyoming Life coinsurance transaction will also decrease our interest credited going forward.

Increase in benefit reserves: The increase in benefit reserves reflects the decrease in surrenders. Great Plains Life had a significant number of policies surrendered in the same quarter of 2016 compared to 2017 which accounted for the majority of the increase. American Life’s overall persistency is 94% which is above industry average and better than the pricing model for the block. New business issued was up in late 2016 and 2017 which contributed to the increase along with the maturity of our in-force block of business.

American Life entered into a coinsurance transaction with US Alliance effective September 30, 2017 which transferred 100% of the risk of the Great Plains Life and First Wyoming Life blocks of business. This is expected to reduce our change in reserves by approximately $63,000 in the fourth quarter of 2017.

Amortization of deferred acquisition costs: The decrease was a primarily a result of fewer surrenders related to acquired blocks of business. This was offset slightly due to the new business written in late 2016 and the nine months of 2017 which increased the DAC amortization.

Salaries and benefits: The decrease was due to the personnel reduction gained from the synergies of merging the three life companies in the second half of 2016.

Other operating expenses: Other operating expenses decreased primarily due to the consulting expenses of $75,000, one-time expenses incurred in 2016 related to the Northstar and First Wyoming acquisitions and the redomestication of and merger of our former life subsidiaries of $16,000 and decrease in rent of $10,000. The decreases were a result of management’s efforts to reduce overall operating expenses.

Consolidated Results of Operations – Nine Months Ended September 30, 2017

The following discussion compares the results of the nine months ended September 30, 2017 with the nine months ended September 30, 2016. Unless the context indicates otherwise, the 2017 results are stated first followed by 2016 results.

Net Loss: The increase in net loss was primarily due to the 2016 bargain purchase gain of $1,326,526 offset by the loss on equity method investment of $420,720 for the finalization of the accounting in the third quarter of 2016 for the acquisition of First Wyoming Capital Corporation which occurred on September 26, 2015. The decrease in premiums, realized gains, and increase in reserves also contributed to the increase in net loss. These were offset by higher investment income, and decreases in operating expenses.

Revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Nine months ended September 30,
	2017	2016
Premiums	$2,368,773	$2,597,997
Investment income, net of expenses	749,176	634,684
Loss on equity method investment	-	(420,720)
Net realized gains on investments	45,680	67,834
Miscellaneous income	57,255	85,115
	$3,220,884	$2,964,910

Premium revenue: Premium revenue decreased primarily due to our decision to reduce new life insurance policy sales to near zero in 2015 and 2016 in order to preserve the regulatory capital and surplus of American Life. The net effect is evident in the three quarters of 2017 and we expect it will be evident throughout the remainder of 2017. We expect to have limited production of new insurance business in 2017 with new sales resulting in $71,000 of new annual premium issued in 2017.

American Life entered into a coinsurance transaction with US Alliance effective September 30, 2017 which transferred 100% of the risk of the Great Plains Life and First Wyoming Life blocks of business. This will reduce our premiums for the fourth quarter of 2017 by approximately $140,000 along with expenses related to those policies as noted below.

Investment income, net of expenses: The components of our net investment income are as follows:

	Nine months ended September 30,
	2017	2016
Fixed maturities	$754,358	$635,840
Other	48,701	49,025
	803,059	684,865
Less investment expenses	(53,883)	(50,181)
Investment income, net of expenses	$749,176	$634,684

The increase in investment income was due primarily to the increased size of our bond portfolio. Management was more aggressive in investing excess cash during late 2016, resulting in larger invested assets and interest income in 2017. Policy loan interest and miscellaneous investment income is included in the “Other” line item above. Due to the sale of bonds late in the third quarter of 2017 used in the coinsurance transaction mentioned above, we expect to see investment income decrease in the fourth quarter of 2017.

Net realized gains on investments: The decrease is due primarily due to the sale of one bond for a loss of $32,000 and other losses which were realized on the sale of bonds for the coinsurance transaction mentioned above.

Miscellaneous income: Miscellaneous income decreased due to repayment of one of our investments in 2016 for a gain of $32,000 offset by a slight increase in our TPA fees. We have two customers for whom we performed these services. We do not expect such services to be a significant source of future revenue. Fees earned during the nine months ended September 30, 2017 and 2016 were $49,500 and $47,000, respectively.

Expenses are summarized in the table below.

	Nine months ended September 30,
	2017	2016
Death and other benefits	$717,874	$621,469
Interest credited	628,923	548,555
Increase in benefit reserves	518,307	504,617
Amortization of deferred acquisition costs	318,149	270,515
Salaries and benefits	1,625,775	1,571,327
Other operating expenses	1,916,017	2,285,811
	$5,725,045	$5,802,294

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

Interest credited: The increase was due to the increase in the annuity deposits. Management made the decision to decrease the credit rate on all in-force annuity deposits effective September 1, 2017. This action is expected to reduce expense by approximately $180,000 per year. We also expect interest credited to be reduced by the coinsurance transaction between American Life and US Alliance on the Great Plains Life and First Wyoming Life’s annuity blocks of business as mentioned above by approximately $272,000 per year.

Increase in benefit reserves: The slight increase in benefit reserves reflected the new business written in late 2016 and the nine months of 2017 and the maturity of our in-force block of business. American Life’s overall persistency is 94% which is above industry average and better than the pricing model for the block. We expect the increase in reserves to go down going forward as a result of the coinsurance transaction between American Life and US Alliance on the Great Plains Life and First Wyoming Life blocks of business.

Amortization of deferred acquisition costs: The increase was a result of the reduction in new business writing in late 2014 thru most of 2016 which resulted in lower capitalized expenses and lower amortization in 2016. We also began writing new business in late 2016 and the nine months of 2017 which increased the DAC amortization.

Salaries and benefits: The increase was due to a one-time recruitment fee and the increase in the vacation accrual. These increases were offset by personnel reductions.

Other operating expenses: Other operating expenses decreased primarily due to the one-time expenses incurred in 2016 related to the Northstar and First Wyoming acquisitions and the redomestication of and merger of our former life subsidiaries of $246,000, decrease in travel of $69,000 related to capital raising efforts, and decrease in rent expense of $66,000 due to termination of lease agreements. These were offset by the Nebraska Department of Insurance regulatory examination fees of $142,000. Management continues to look for opportunities to aggressively reduce operating expenses.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, real estate held for investment, and policy loans. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,049,485	9.0%	$3,224,219	11.0%
Mortgage-backed securities	1,373,091	6.0	-	-
States and political subdivisions - general obligation	270,681	1.2	381,395	1.3
States and political subdivisions - special revenue	25,340	0.1	277,735	0.9
Corporate	17,526,623	76.6	23,855,590	81.2
Total fixed maturity securities	21,245,220	92.9	27,738,939	94.4
Cash and cash equivalents	677,436	3.0	661,545	2.4
Other investments:
Real estate, held for investment	508,698	2.2	517,729	1.8
Policy loans	439,585	1.9	412,583	1.4
Total	$22,870,939	100.0%	$29,330,796	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,159,479	14.9%	$4,301,163	15.5%
AA	3,700,801	17.4	1,612,897	5.8
A	8,366,687	39.4	8,319,121	30.1
BBB	5,348,944	25.2	12,827,754	46.2
Total investment grade	20,575,911	96.9	27,060,935	97.6
BB and other	669,309	3.1	678,004	2.4
Total	$21,245,220	100.0%	$27,738,939	100.0%

Reflecting the quality of securities maintained by the Company, 96.9% and 97.6% of all fixed maturity securities were investment grade as of September 30, 2017 and December 31, 2016, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

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

Liquidity and Capital Resources

At September 30, 2017, the Company had cash and cash equivalents totaling $677,436. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months when combined with the liquidity associated with our investment portfolio. However, most of the Company’s liquid assets are held in an insurance subsidiary and under existing insurance law, the subsidiary cannot make significant payments up to the parent company, which is the Company. Accordingly, unless the Company is able to raise substantial additional capital in the near term, its ability to continue as a going concern will be in jeopardy. Management has been seeking to raise additional capital in order to help fund the liquidity issues that the Company addresses, but cannot assure that such additional capital will be raised during the remainder of 2017. The Company has based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.

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

Effective September 30, 2017, American Life entered into an indemnity coinsurance transaction with US Alliance to transfer 100% of the risk related to the Great Plains Life and First Wyoming Life blocks of business. The purpose of this transaction was to provide statutory capital and surplus for American Life and has minimal effect on GAAP financials. We paid no commissions or brokerage fees for this transaction and the proceeds of the transaction were based upon valuations prepared by our third party actuary. American Life had more than one offer to assume this business. Under the indemnity coinsurance, US Alliance assumed certain liabilities and obligations. As we are not relieved of our legal liability to the policyholders; the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from US Alliance, which totaled $9,003,663 as of September 30, 2017. We transferred $9,705,063 of GAAP net adjusted reserves to US Alliance for cash of $7,153,663 which was net of a ceding allowance of $1,850,000 which is treated as an increase to surplus on a statutory basis. As a result of the transaction, in addition to the reserves, American Life will cede $658,600 of annual GAAP revenues and $1,317,300 of statutory revenues. US Alliance assumes all responsibilities for incurred claims, surrenders and commission from the effective date.

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

Net cash used by operating activities was $8,017,812 for the nine months ended September 30, 2017, which was comprised primarily of the coinsurance transaction between American Life and US Alliance Life of $8,643,255 which was offset by the coinsurance ceding commission of $1,850,000 and net loss of $2,504,161 partially offset by an increase in policy liabilities of $744,267. Net cash provided by investing activities was $6,951,688. The primary source of cash was from sales of available for sale securities for the coinsurance agreement between American Life and US Alliance. Offsetting this source of cash was our purchases of investments in available-for-sale securities and the purchase of property and equipment. Net cash provided by financing activities was $15,891. The primary source of cash was net receipts on deposit-type contracts, offset by dividends paid to Class B Preferred Stock shareholders.

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

Management, (with the participation of our principal executive officer/principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2017. Based on this evaluation, our principal executive officer/principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness Previously Identified

Refer to Item 9A of Part II of the 2016 Form 10-K for detail about a previously identified material weakness in the Company’s internal control over financial reporting over complex and non-routine transactions. The Company has implemented the following remediation steps to address this material weakness: (i) continual evaluation and enhancement of internal technical accounting capabilities, supported by the use of third-party advisors and consultants to assist with areas requiring specialized technical accounting expertise and (ii) enhanced awareness to identify complex technical accounting topics and early identification of situations which might require the use of third-party advisors and consultants. The Company’s management concluded that the material weaknesses have been remediated as of September 30, 2017.

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

Dated: November 13, 2017

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
Principal Executive Officer & Principal Financial Officer