Form 10-K
period 2017-12-31
MIDWEST HOLDING INC.
filed 2018-04-16
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.c405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $39,444 calculated by reference to the average of the bid and ask price of such common stock on June 30, 2017.

As of March 1, 2018, there were 22,860,701 shares of voting common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

General Information

Midwest Holding Inc. (“Midwest,” the “Company,” “Registrant,” “we,” “our,” or “us”) was formed in Nebraska in 2003 to become a financial services holding company. The Company’s sole operating subsidiary, American Life & Security Corp. (“American Life”), was formed in 2009 as a Nebraska-domiciled life insurance company.

The principal executive offices for Midwest and American Life are at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506, phone number is (402) 489-8266.

Development of Our Business

We raised capital to build Midwest through various exempt intra-state offerings between 2003 and 2009. Since that time, Midwest has acquired eight other small holding company/life insurance companies and consolidated them with Midwest and American Life such that commencing December 31, 2016, Midwest operated its life insurance business exclusively through American Life.

In 2009, American Life began conducting life insurance business in Nebraska. As of December 31, 2017, statutory capital and surplus of American Life was approximately $3.0 million. For the years ended December 31, 2017 and 2016, American Life generated approximately $5.2 million and $5.9 million, respectively, in premium revenue on a statutory accounting basis.

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

On October 27, 2015, we acquired the shares of First Wyoming Capital Corporation, a Wyoming corporation (“First Wyoming”), not already owned by us by issuing approximately 4,767,000 shares to the former shareholders of First Wyoming. Subsequent to the closing, First Wyoming merged into us. On September 1, 2016, the former principal subsidiary of First Wyoming, First Wyoming Life Insurance Company (“First Wyoming Life”), was merged into American Life.

On March 15, 2016, we acquired the outstanding shares of Northstar Financial Corp., a Minnesota corporation (“Northstar”). We issued approximately 4,553,000 shares in the transaction. Northstar’s primary asset at the time we acquired it was cash of approximately $2.4 million.

On August 29, 2016, we sold Capital Reserve to an unaffiliated party for $50,000 plus statutory capital and surplus.

Effective September 30, 2017, American Life entered into an indemnity coinsurance transaction with US Alliance and Security Company (“US Alliance”) to transfer 100% of the risk related to the Great Plains Life and First Wyoming Life blocks of business. The purpose of this transaction was to provide statutory capital and surplus for American Life and had minimal effect on accepted accounting principles (“GAAP”) financials. We paid no commissions or brokerage fees for this transaction and the proceeds of the transaction were based upon valuations prepared by our third party actuary. Under the indemnity coinsurance, US Alliance assumed certain liabilities and obligations. As we are not relieved of our legal liability to the policyholders; the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from US Alliance, which totaled $8,928,223 as of September 30, 2017. We transferred $9,629,623 of GAAP net adjusted reserves to US Alliance for cash of $7,078,223 which was net of a ceding allowance of $1,850,000 was treated as an increase to surplus on a statutory basis. As a result of the transaction, in addition to the reserves, American Life ceded approximately $883,000 of annual GAAP revenues and $1,758,250 of statutory revenues. US Alliance assumed all responsibilities for incurred claims, surrenders and commission from the effective date. See Note 6.

Life Insurance

General

American Life, as it exists today, is the product of a merger in 2010 of Old Reliance and American Life with Old Reliance surviving and being renamed American Life, the contribution of Great Plains Life to American Life in 2014 (which was merged into American Life on December 1, 2016), and the merger with First Wyoming Life into American Life on September 1, 2016. American Life is authorized to underwrite and market life insurance products within the State of Nebraska, and in 13 other states.

Insurance Policies

American Life initially offered two insurance products, the “American Accumulator”, which is a multi-benefit life insurance policy that combines cash value ordinary life insurance with a tax deferred annuity and the “Protect America’s Future”, a single premium convertible term life product offered for children aged three months to 15 years. The Protect America’s Future is available in annual premium amounts of $125 or $250 and carries an initial face amount of $5,000 or $10,000. The American Accumulator is sold in annual premium units of $2,000. The average annual premium is approximately $2,000 with an average face amount of $62,000. Premiums may be higher based upon the age and health of the insured.

Three new products were introduced in 2014: (i) the “Accelerator”, which is a participating whole life insurance policy with guaranteed level death benefits and premiums; (ii) the “American Protector”, a 7-year pay non-participating whole life insurance policy with an embedded flexible annuity and modified death and premiums; and (iii) the “Accumulator X”, a 10-year pay non-participating whole life insurance policy with an embedded flexible annuity and modified death benefit and premiums. The Accelerator premiums vary according to issue age, gender, and smoking classification with a minimum face amount of $25,000. Its premiums are substantially higher than the other products in the portfolio. The American Protector premiums are payable for seven years, during which time the face amount remains level. After the seven years the policy face amount gradually decreases to the ultimate amount which is equal to 50% of the issued policy face amount. Annual premiums per unit are $1,000 with a minimum of ½ a unit and maximum of ten units. After the first year, 30% of the annual premiums are allocated to the flexible annuity. The Accumulator X premiums are payable for ten years, during which time the policy face amount remains level. After ten years, the policy face amount gradually decreases to the ultimate amount which is equal to 50% of the issued policy face amount. Annual premiums per unit are $1,000 with a minimum of ½ a unit and maximum of ten units. After the first year, 40% of the annual premiums are allocated to the flexible premium annuity.

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

All of our products were developed using the services of an independent qualified consulting actuary, Miller and Newberg, Inc., of Kansas City, Missouri. In addition to product development, Miller and Newberg, Inc., serves as valuation actuary to American Life. The Company utilizes a third party firm, First Consulting Inc. of Kansas City, Missouri, for product compliance and filings with various regulatory authorities.

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

American Life utilizes information from applications and, in some cases, telephone interviews with applicants, inspection reports, doctors’ statements and/or medical examinations to determine whether a policy should be issued in accordance with an application, with a different rating, with a rider, with reduced coverage or rejected. In addition to an applicant’s medical history, American Life also considers other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Requests for coverage are reviewed on their merits and a policy is not issued unless the particular risk has been examined and approved by our underwriters. Miller and Newberg, Inc., and reinsurers assist American Life in establishing its underwriting standards. The Company’s Chief Underwriter has more than 20 years’ experience in such business.

Marketing

The insurance products of American Life are marketed using a personal, face-to-face marketing concept. The insurance agents use the shareholder base and the current policyholders of ours and their referrals as potential clients for life insurance products. For most of 2017, we were unable to generate a significant amount of new life insurance sales due to the lack of excess capital and surplus of American Life.

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

Operating Results

There are certain factors unique to the life insurance business in which we operate which have an adverse effect on our operating results. One factor is that the cost of putting a new policy in force is usually greater than the first year’s policy premium and, accordingly, in the early years of a new life insurance company, these initial costs and the required provisions for reserves have an adverse effect on operating results. American Life, as is common among relatively young life insurance companies, may be expected to sustain losses for several years until such time as the block of business matures and the profit stream offsets the cost of new business. The aggregate cost of writing new life insurance includes such significant, nonrecurring items such as first year commissions, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established. For our ordinary life products, the costs to cover expenses and the policyholder liability that must be set up at policy issuance exceed the first year premium by approximately 35%. Additionally, there is no excess of costs to cover expenses and the policyholder liability for the Protect America’s Future product. However, in accordance with GAAP, incremental direct costs that result directly from and are essential to a life insurance company acquisition transaction and would not have been incurred by us had the transaction not occurred, are capitalized and amortized over the life of the premiums produced.

Our operating results are reported in accordance with GAAP for stock life companies; although American Life also prepares financial statements in accordance with accounting practices prescribed or permitted by its state of domicile (statutory basis of accounting) for the purpose of reporting to insurance regulatory authorities. The statutory basis of accounting has many significant differences to GAAP. For example, the incremental direct costs for acquiring new business, which are capitalized under GAAP, as discussed in the preceding paragraph, are expensed immediately under the statutory basis of accounting. In addition, under GAAP, assumptions used in calculating reserves are less conservative than those used under the statutory basis, thereby further reducing adverse effects on operating results.

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

Reinsurance

American Life reinsures with other companies (reinsurers) portions of the life insurance risks it underwrites. The primary purpose of reinsurance is to allow a company to reduce the amount of its risk on any particular policy by transferring a portion of the risk to the reinsurers. However, American Life remains contingently liable for the risk in the event any reinsurer is not able to meet its obligations under the applicable reinsurance agreements. Further, when life insurance risks are ceded to another insurer, the ceding company must pay a reinsurance premium to the reinsurance company as consideration for the risk being transferred. The payment of this reinsurance premium to the reinsurer represents a reduction of the premium revenue received by American Life. This reduction in premium income has a direct impact on the profitability of the ceding company. The types of reinsurance treaties utilized are yearly renewable term based and indemnity coinsurance. For the yearly renewable term, we pay the assuming carrier an annual premium based upon “term life” rates which are typically lower than those we charge. The indemnity coinsurance reinsurer receives 100% of the premiums and benefits.

The average face amount of all of our life insurance policies in force is approximately $34,000, with the American Accumulator averaging $62,000, Protect America’s Future Plan averaging $9,000, the Accelerator averaging $81,000, the American Protector averaging $10,000, the Accumulator X averaging $77,000, and death benefit policies acquired averaging $9,000. With respect to the new policies written, American Life retains $40,000 of risk on any one life. As of December 31, 2017, approximately 36% of our gross outstanding life insurance policies in force are reinsured with third parties. Overall, ceded premium represents approximately $14.00 of premium per year for each $1,000 of gross life insurance in force. All accidental death benefits are reinsured.

Reserves

American Life establishes as liabilities actuarially computed reserves to meet the obligations on the policies it writes, in accordance with the insurance laws and the regulations of Nebraska, for statutory accounting and GAAP. Reserves, whether calculated under statutory accounting practices prescribed by various state insurance regulators or GAAP, do not represent an exact calculation of exposure, but instead represent our best estimates based on the relevant basis of accounting, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued and are applied against policy in force amounts. The National Association of Insurance Commissioners (“NAIC”) has adopted reserve rules to be used for Statutory Accounting. As of January 31, 2017, 46 states adopted the revised model laws. The new method, referred to as Principle-Based Reserving (“PBR”) replaces the current formula approach on determining policy reserves to an approach that reflects the risk of highly complex products. American Life did not report life insurance reserves on a PBR basis at December 31, 2017 and is deferring to implement under the transitional rules stated in Section II of the Valuation Manual until January 1, 2020 for new policies written. We have not performed an analysis to determine the effect these new rules may have on us.

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

Certain Relationships and Affiliations

The Company and certain of our directors and officers have current or past relationships and affiliations with businesses that operate, once operated, or plan to operate in the life insurance industry and that have conducted stock offerings in connection with their operations. Additional information on these relationships and affiliations, organized by company, is as follows:

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

New Mexico Capital: New Mexico Capital was incorporated in New Mexico in November 2010 with the purpose of organizing a life insurance subsidiary in that state. New Mexico Capital is a dormant company with an insignificant amount of assets. There is no plan at this time to raise more capital or pursue forming a life insurance subsidiary. Midwest owns 500,000 shares or approximately 11.5% of New Mexico Capital. Mark A. Oliver, the Chief Executive Officer and Chairman of the Board of Directors of Midwest, is Chief Executive Officer and Chairman of the Board of New Mexico Capital and owns 186,667 shares of its common stock or 4.3% of the outstanding common shares. Other of Midwest’s present and former officers and directors also own 381,667 shares of common stock of New Mexico Capital, or 9.0% of the outstanding shares.

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

Employees and Agents

As of December 31, 2017, we had 20 full-time employees as well as approximately 79 insurance agents who operate as independent contractors.

ITEM 1A. RISK FACTORS.

We face many significant risks in the operating of our business and may face significant unforeseen risks as well. An investment in our voting common stock should be considered speculative. Our significant material risks are set forth below.

Our financial statements are presently unaudited and may be subject to material audit adjustments.

We have not been able to obtain and assimilate all information required to complete the required independent audit of our financial statements for the fiscal year ended December 31, 2017. Hence our financial statements set forth in Item 8 of this Report on Form 10-K are unaudited. As we undertake and complete the audit process, certain adjustments may be required to be made which may result in material changes to the financial position and results of operations presented in our unaudited financial statements included herein.

American Life may fail as a result of being inadequately capitalized.

American Life must have adequate capital and surplus capital, calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements in Nebraska. American Life was granted a certificate of authority by the Nebraska Department of Insurance based on initial capital and surplus (based upon statutory accounting principles) of approximately $3.5. American Life had approximately $3.0 million of capital and surplus (based upon statutory accounting principles) at December 31, 2017. The Nebraska Department of Insurance may require additional amounts of capital and surplus to support the business of American Life going forward. The amount of capital and surplus ultimately required will be based on certain “risk-based capital” standards established by statute and regulation administered by the Nebraska Department of Insurance. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by reviewing certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If American Life fails to maintain required capital levels, in accordance with the “risk-based capital” system, its ability to conduct business would be compromised and our ability to expand our insurance business would be significantly reduced absent a prompt infusion of capital into American Life.

Ownership of shares of Midwest voting common stock involves substantial risk, and the entire value of those shares may be lost.

Shares of our voting common stock constitute a high-risk investment in a business that has incurred substantial losses to-date and expects to continue to incur substantial losses in the foreseeable future. No assurance can be given that any of the potential benefits envisioned by our business plan will prove to be available to our shareholders, nor can any assurance be given as to the financial return, if any, which may result from ownership of our voting common shares. The entire value of your shares of Midwest voting common stock may be lost.

We expect significant operating losses in the foreseeable future.

We commenced life insurance operations in 2009, and we expect to incur significant losses in the foreseeable future. American Life, as is common among unseasoned life insurance companies, has incurred significant losses since its inception because the costs of administration and the substantial nonrecurring costs of writing new life insurance. The costs of writing new business, which are deferred and amortized in accordance with our deferred acquisition policy, include first year commissions payable to insurance agents, medical and investigation expenses, and other expenses incidental to the issuance of new policies, together with the initial reserves required to be established for each policy. We have a significant accumulated deficit attributable primarily to our organization and capital raising efforts and to our expensive entry into the life insurance business.

Capital constraints prevented us from writing any significant amounts of new life insurance business in 2016 and 2017, which adversely affects our future prospects for profitability.

At present, we do not have sufficient capital and surplus in American Life for it to sell a significant amount of new life insurance products. Our new life insurance product sales were limited in 2016 and in 2017. As a result, our agency force has been depleted. We cannot assure that in the event we are able to alleviate our capital constraints, we will be successful in attracting or retaining agents who are successful in selling significant new insurance policies for American Life in a cost efficient manner. A continued lack of new insurance policy sales will have a negative long-term impact on our revenues, results of operations and financial viability.

Midwest is a holding company and has no ability to generate revenues other than payments from American Life, which are presently not adequate to fund the operations of Midwest.

Midwest is a holding company whose only operating subsidiary is American Life. Midwest depends on reimbursement of costs from American Life but has no other source of revenue from American Life, particularly at this time, since American Life has limited capital as well. These payments are not adequate to cover the costs of Midwest’s operations. Lack of available funds of Midwest could restrict its operations significantly and without additional capital, Midwest could be forced to curtail its operations even further. This would likely have an adverse effect on Midwest and its liquidity and financial results.

We intend to seek to raise additional equity capital which will likely dilute the ownership interests of our existing shareholders very substantially.

In order to fund the capital and surplus required for American Life and to grow assets and revenue to support our business plan, we intend to seek to raise additional capital, which we believe will sought to be raised through the issuance of additional shares of our voting common stock and/or preferred stock which would be convertible into voting common stock. If additional shares are issued, the ownership interests of existing shareholders will be diluted very substantially. We cannot assure you that we can obtain additional equity capital, or if any capital is raised, it will be on terms beneficial to our shareholders or to us. Unless we are able to successfully obtain significant additional equity capital, our ability to continue as a going concern will be in substantial jeopardy.

We have a limited operating history and amount of assets.

We have a limited operating history and have incurred substantial losses every year since we were organized. We continue to face all of the risks inherent in establishing an unseasoned business, including limited capital, uncertain product markets, lack of significant revenues, as well as fierce competition from better capitalized and more seasoned companies. We have no control over general economic conditions, competitors’ products or their pricing, customer demand and limited control over necessary costs of marketing and advertising to build and expand our life insurance business. There can be no assurance that our life insurance operations will be successful or result in any significant revenues to the extent that we achieve profits and, the likelihood of any success must be considered in light of very significant operating losses incurred to date and lack of capital to pursue significant expansion and policy sales. These risks and the lack of a seasoned operating history make it difficult to predict our future revenues or results of operations. This could cause the value of our voting common stock to decline or become worthless.

We may not be able to execute an acquisition strategy with any degree of success, which could cause our business and future growth prospects to suffer.

We may continue to pursue acquisitions of insurance related companies. However, suitable acquisition candidates may not be available on terms and conditions that are economic to us, particularly with our limited capital resources. In pursuing acquisitions, we will compete with other companies, most of which have greater financial and other resources than us. Further, if we succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected because:

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

Our insurance marketing efforts have not been successful.

American Life has marketed its insurance products through the services of licensed insurance agents. New agents are recruited through a staffing agency, referrals from shareholders, newspaper advertisements, and solicitation through use of on-line job sites. Most of these agents do not become successful life insurance agents. Our agency force has not been successful in generating significant insurance policy sales on cost efficient terms for us. Many of our agents have little or no prior insurance selling experience and, accordingly, this lack of experience has had a negative impact on the amount of premium volume we have written.

Also, insurance products have been marketed by us using a face-to-face, referral based marketing concept. Historically our insurance agents have used our shareholder base and their referrals as potential clients for our life insurance products. Our marketing efforts have not generally been successful when our agents conducted general public solicitation regarding insurance products.

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

The operating results of life insurance companies are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. The life insurance business is fiercely competitive. Our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain agents to market insurance products, our ability to develop competitive and profitable products and our ability to obtain acceptable ratings. In connection with the development and sale of products, American Life encounters competition from other insurance companies, most of whom have financial and human resources substantially greater than American Life’s, as well as competition from other investment alternatives available to potential policyholders. American Life is not rated, which has a negative impact on its ability to compete with rated insurance companies.

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

Our ability to operate successfully is dependent primarily upon the efforts of Mark A. Oliver, our Chief Executive Officer and the Chief Executive Officer of American Life. The loss of the services of Mr. Oliver could have a material adverse effect on our ability to pursue our business and the business of American Life. The Company has an employment agreement with Mr. Oliver with a term ending in 2019.

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

Liabilities established for future life insurance policy benefits are based upon a number of factors, including certain assumptions, such as mortality, morbidity, lapse rates and crediting rates. If we underestimate future policy benefits, we would incur additional expenses at the time we become aware of the inadequacy. As a result, our losses would increase and our ability to achieve profits would suffer.

Fluctuations in interest rates could adversely affect our business.

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

American Life cedes a substantial amount of its insurance to other insurance companies. However, it remains liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by the reinsurer. The cost of reinsurance is, in some cases, reflected in its premium rates. Under certain reinsurance agreements, the reinsurer may increase the rate it charges American Life for the reinsurance. However, if the cost of reinsurance were to increase with respect to policies for which American Life has guaranteed the rates, the costs to American Life could be adversely affected, which would in turn adversely affect our results of operations.

Changes in the tax laws could adversely affect our business.

Congress has from time to time considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. This and similar legislation, including a simplified “flat tax” income tax structure with an exemption from taxation for investment income, could adversely affect the sale of life insurance compared with other financial products if such legislation were to be enacted. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products that we and our operating subsidiary develops.

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

The insurance industry is highly regulated and our activities are restricted as a result. We spend substantial amounts of time and incur significant expenses in connection with complying with applicable regulations, and we are subject to the risk that more burdensome regulations could be imposed on us.

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

In addition, as the owner of a life insurance subsidiary, Midwest is regulated by various state insurance regulatory agencies under the uniform insurance holding company act. Certain "extraordinary" intercorporate transfers of assets and dividend payments from American Life require prior approval by the applicable state insurance regulator. We also file detailed annual reports with the Nebraska Department of Insurance and all of the states in which we are licensed. The business and accounts of American Life are subject to examination by the Nebraska Department of Insurance, as well as inquiries including investigations of the various insurance regulatory authorities of the states in which American Life is licensed.

Breaches of security or interference with our technology infrastructure could harm our business

Our business is reliant upon technology systems and networks to process, transmit and store information and to conduct many of our business activities and transactions. Maintaining the integrity of our systems and networks is critical to the success of our business operations and to the protection of our proprietary information and our clients' personal information. Any such breaches or interference that may in the future occur could have a material adverse impact on our business, financial condition or results of operations. Moreover, any unauthorized access to or the disclosure or loss of our proprietary information or our clients' personal information may result in legal claims, damage to reputation, the incurrence of costs to eliminate or mitigate further exposure, or other damage to our business. Despite measures taken to address and mitigate these risks, we cannot assure that our systems and networks will not be subject to breaches or interference. We maintain insurance for Data Breach covering the cost of any such breach.

There are a substantial number of shares of Midwest common stock eligible for future sale in the public market.

There were 22,860,701 shares of our voting common stock outstanding as of April 16, 2018. As of that date, nearly all outstanding shares may be sold without restriction. The potential sale of these shares, called market overhang, likely has a significant negative and depressive effect on the market price of our voting common stock, particularly given the lack of demand for our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease approximately 10,131 square feet office space at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506. This lease was executed October 17, 2013 and expires on January 31, 2024. We executed an amendment to the above lease for the additional 2,876 square feet of office space in Suite 450 on October 23, 2015, which expired on May 31, 2017.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our voting common stock began trading on the OTCQB as of mid-2016 where it trades under the ticker symbol: MDWT. Our shares do not actively trade. As of April 16, 2018, we had issued and outstanding 22,860,701 shares of our voting common. No other equity securities of the Company are outstanding.

The following table shows the high and low bid prices of our voting common stock as reported by the OTCQB. This reported information does not constitute an established trading market and does not necessarily reflect actual transactions. Any trading in our voting common stock has been volatile and sporadic.

		Bid Price
Period	Year	High	Low
Third Quarter	2016	$0.33	$0.20
Fourth Quarter	2016	0.35	0.25
First Quarter	2017	0.36	0.20
Second Quarter	2017	0.37	0.081
Third Quarter	2017	0.10	0.06
Fourth Quarter	2017	0.10	0.0619
First Quarter	2018	0.08	0.02

Holders of Record

As of April 16, 2018, there were approximately 11,920 holders of record of our voting common stock.

Dividends

We have not paid cash dividends on our voting common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain any future earnings for reinvestment in our business.

The stated annual dividend rate on our Class B preferred shares was 7%, which commenced in 2015. Dividends of $30,544 and $43,120 were paid during 2017 and 2016, respectively. On June 15, 2017, the Class B preferred shares were converted to voting common shares by the Company. No further dividends are required to be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We have not established any equity compensation plans or granted any equity awards under such plans. As a result, there are no securities authorized for issuance under such plans.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have not been able to obtain and assimilate all information required to complete the required independent audit of our financial statements for the fiscal year ended December 31, 2017. Hence our financial statements set forth in Item 8 of this Report are unaudited. As we undertake and complete the audit process, certain adjustments may be required which may result in material changes to our financial position, results of operations and the discussion and analysis presented below.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “intends,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors.”

All such forward-looking statements speak only as of the date of this Form 10-K. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Overview

We were formed on October 31, 2003 for the primary purpose of becoming a financial services company. We presently conduct our business through our sole life insurance subsidiary, American Life & Security Corp. (“American Life”). In 2009, American Life was issued a certificate of authority to conduct life insurance business in Nebraska. For the years ended December 31, 2017 and 2016, we generated approximately $3.0 million and $3.5 million in premium revenue, respectively.

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

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with generally accepted accounting principles (GAAP) in the United States of America. Preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. A detailed discussion of significant accounting policies is provided in this report in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Report.

Valuation of Investments

Our principal investments are in fixed maturities. Fixed maturities, which are classified as available-for-sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in comprehensive income (loss). We utilize external independent third-party pricing services to determine the fair values on investment securities available-for-sale. We have processes, and controls in place to review prices received from service providers for reasonableness and unusual fluctuations in prices. In the event that a price is not available from a third-party pricing service, we pursue external pricing from brokers. Generally, we pursue and utilize only one broker quote per security. In doing so, we solicit only brokers which have previously demonstrated knowledge and experience of the subject security.

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

Intangibles

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

We compared the carrying value of our identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2017, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

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

Consolidated Results of Operations

Net Loss: The decrease in net loss in 2017 compared to 2016 was due to the one-time impairment of the goodwill of $1,129,824 in 2016, the loss of $420,720 on the revised valuation of Midwest’s equity method investment in First Wyoming mentioned below in 2016, the increase in investment income and realized gains, the decrease in interest credited and benefit reserves, and the decrease of approximately $1,000,000 in salaries and other operating expenses. These were offset by the bargain purchase gain on the revised valuation of the Midwest and First Wyoming merger of $1,326,526 in 2016. There were also higher death benefits and an increase in amortization of deferred acquisition costs in 2017.

Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below. Unless the context requires otherwise, all references compare 2017 to 2016.

	Year Ended December 31,
	2017	2016
Premiums	$2,972,870	$3,517,458
Investment income, net of expenses	949,415	878,991
Loss on equity method investment	-	(420,720)
Net realized gains (losses) on investments	47,290	31,504
Extinguishment of Hot Dot payable	486,361	-
Miscellaneous income	82,235	107,015
	$4,538,171	$4,114,248

Premium revenue: Premium revenue decreased primarily due to the ceding of premiums to US Alliance and Optimum RE of $336,000. The decrease was also due to GAAP accounting for premiums from our Accumulator life insurance product (our primary product). We recognize 100% of the first year payments received for our Accumulator life insurance products as premiums earned when due. In subsequent years, 50% of the payments received on the Accumulator life insurance products are applied toward the traditional life insurance premium and the other 50% of the payments received are applied towards the annuity premium which is recognized as deposits to policyholder account balances and included in future insurance policy benefits rather than in revenues. These decreases were offset by an increase in production of $42,000.

Investment income, net of expenses: The components of net investment income for 2017 and 2016 are as follows:

	Year Ended December
	2017	2016
Fixed maturities	$951,077	$889,860
Other	63,380	60,283
	1,014,457	950,143
Less investment expenses	(65,042)	(71,152)
Investment income, net of expenses	$949,415	$878,991

The increase in investment income was due primarily to the increased size of our bond portfolio. Management was more aggressive in investing excess cash during late 2016, resulting in larger invested assets and interest income in 2017. Effective September 30, 2017, American Life entered into a coinsurance agreement with US Alliance to cede 100% of the Great Plains Life and First Wyoming Life blocks of business. This transaction resulted in American Life disposing of approximately $6,700,000 of bonds to finance the transaction. As a result, the fourth quarter of 2017 saw a slight decrease in interest income. Policy loan interest and miscellaneous investment income is included in the “Other” line item above.

Loss on equity method investment: The decrease in investment loss for equity method investments was due to the final valuation by a third party of Midwest’s investment in First Wyoming in 2016. The original investment in First Wyoming was $810,500. The preliminary valuation prepared for us by the third party was determined to be $642,150 which resulted in a loss of $168,350 for the year ended December 31, 2015. The final valuation by the third party valued First Wyoming at $221,430 resulting in the $420,720 loss for the year ended December 31, 2016. There was no loss on equity method investments for the year ended December 31, 2017.

Net realized gains (losses) on investments: The slight increase was due primarily to improved market conditions on sale of bonds offset by the sale of one bond for a loss of $32,000 and other smaller losses which were realized on the sale of bonds for the coinsurance transaction mentioned above.

Extinguishment of Hot Dot payable: The increase was due to the agreement between Midwest and Hot Dot to waive the repayment of any and all amounts otherwise payable.

Miscellaneous income: Miscellaneous income decreased due to our TPA fee income decline as we acquired a company in 2016 for which we were performing TPA services. We have three customers for which we perform these services currently. We do not expect such service to be a significant source of future revenue. Fees earned during the years ended December 31, 2017 and 2016 were $71,680 and $63,500, respectively.

Expenses are summarized in the table below.

	Year Ended December
	2017	2016
Death and other benefits	$897,839	$803,091
Interest credited	748,918	776,541
Increase in benefit reserves	698,018	751,743
Amortization of deferred acquisition costs	404,110	367,235
Salaries and benefits	2,143,449	2,175,519
Goodwill impairment	-	1,129,824
Other operating expenses	2,365,361	3,284,743
	$7,257,695	$9,288,696

Death and other benefits: Death and other benefits increased due primarily the cash value of surrendered claims, increase in paid claims, and an increase in incurred but not reported and pending claims. Death benefits are expected to continue at current levels on our older block of business as a result of the age of the block. We maintain policy reserves to offset the effect of all claims. We expect overall death claims and other benefits to decrease as a result of the coinsurance agreement between American Life and US Alliance to cede 100% of the Great Plains Life and First Wyoming Life blocks of business. American Life has a 94% retention rate for all policies which is above the industry average.

Interest credited: Interest credited decreased due to the coinsurance agreement between US Alliance and American life effective September 30, 2017 to cede 100% of the Great Plains Life and First Wyoming Life blocks of business. The interest credit portion attributed to the coinsurance agreement was $59,000. Interest rates of the deposit-type contracts was reduced from 5.75% to 4.0% in the third quarter of 2017 which also attributed to the decrease. These decreases were offset by the increase in the deposit-type contract liability.

Increase in benefit reserves: The decrease in benefit reserves is primarily the result of the coinsurance agreement between US Alliance and American Life effective September 30, 2017. The fourth quarter reserve change of $51,000 for the Great Plains and First Wyoming blocks of business were recorded as an increase on the consolidated balance sheet in the “Amounts recoverable from reinsurers” line.

Amortization of deferred acquisition costs: The increase was due primarily to the increase in new business fees when the third party agreement between Midwest and American was terminated on February 28, 2017. Through the cost share agreement, the actual salaries of individuals directly responsible for the acquisition of new business are included in the new business fees. American Life also put on 46 new policies during 2017.

Salaries and benefits: The decrease was due to the reduction of personnel in 2017. We expect further salary and benefit reductions of approximately $220,000 in 2018 compared to 2017 and $200,000 in 2019 compared to 2018 due to former employees and cost cutting efforts at the end of 2017. The reductions were offset by a one-time recruiting fee and the increase in vacation accrual.

Goodwill impairment: During our goodwill analysis in 2016, we determined that we were required to impair the entire balance of $1,129,824.

Other operating expenses: Other operating expenses decreased significantly by one-time expenses of $380,000 in 2016 for write-off of investments and loans in unconsolidated subsidiaries, expenses related to Northstar and First Wyoming mergers and the redomestication and merger of our former life subsidiaries of $289,159, consulting fees associated with former employees, rent expenses of $120,000 due to termination of leases during 2017, decrease in travel due to capital raising efforts of $63,000, decrease in our VOBA amortization due to the coinsurance agreement between US Alliance and American Life where the VOBA associated with the Great Plains Life and First Wyoming Life was written off in the transaction. These decreases were offset by the Nebraska Department of Insurance exam fees of $140,000, the addition of the director’s and officer’s insurance policy of $79,000, and legal fees associated with the private placement memorandum for a new Series B stock offering. We expect to continue to see reductions in other operating expenses due to our cost cutting initiatives.

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

	December 31, 2017		December 31, 2016
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,030,098	8.9%	$3,224,219	11.0%
Mortgage-back securities	1,318,581	5.8	-	-
States and political subdivisions - general obligation	269,987	1.2	381,395	1.3
States and political subdivisions - special revenue	25,385	0.1	277,735	0.9
Corporate	17,361,856	75.7	23,855,590	81.3
Total fixed maturity securities	21,005,907	91.7	27,738,939	94.5
Cash and cash equivalents	951,527	4.2	661,545	2.3
Other investments:
Real estate, held for investment	505,688	2.2	517,729	1.8
Policy loans	435,196	1.9	412,583	1.4
Total	$22,898,318	100.0%	$29,330,796	100.0%

Decreases in fixed maturity securities primarily resulted from the sale of bonds to fund the coinsurance transaction between American Life and US Alliance to cede 100% of the Great Plains Life’s and the First Wyoming Life’s blocks of business effective September 30, 2017.

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,146,782	15.0%	$4,301,163	15.5%
AA	2,979,616	14.2	1,612,897	5.8
A	6,797,613	32.4	8,319,121	30.1
BBB	7,573,843	36.0	12,827,754	46.2
Total investment grade	20,497,854	97.6	27,060,935	97.6
BB and other	508,053	2.4	678,004	2.4
Total	$21,005,907	100.0%	$27,738,939	100.0%

Reflecting the quality of securities maintained by us, 97.6% of all fixed maturity securities were investment grade as of December 31, 2017 and 2016. Due to the low interest rate environment, we have invested in bonds with “A” ratings at the time the investment was made.

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

Liquidity and Capital Resources

At December 31, 2017, the Company had cash and cash equivalents totaling $951,527. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months when combined with the liquidity associated with our investment portfolio. However, most of the Company’s liquid assets are held in an insurance subsidiary and under existing insurance law, the subsidiary cannot make significant payments up to the parent company, which is the Company. Accordingly, unless the Company is able to raise substantial additional capital in the near term, its ability to continue as a going concern will be in jeopardy. Management has been seeking to raise additional capital in order to help fund the liquidity issues that the Company faces, but cannot assure that such additional capital will be raised in 2018. The Company has based this estimate upon assumptions that may prove to be wrong and we could use our capital resources sooner than we currently expect.

The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). RBC factors the type of business written by an insurance company, the quality of its assets and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. Our RBC at December 31, 2017 was 533.907%.

Effective September 30, 2017, American Life entered into an indemnity coinsurance transaction with US Alliance to transfer 100% of the risk related to the Great Plains Life and First Wyoming Life blocks of business. The purpose of this transaction was to provide statutory capital and surplus for American Life and has minimal effect on GAAP financials. We paid no commissions or brokerage fees for this transaction and the proceeds of the transaction were based upon valuations prepared by our third party actuary. Under the indemnity coinsurance, US Alliance assumed certain liabilities and obligations. As we are not relieved of our legal liability to the policyholders; the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from US Alliance, which totaled $8,928,223 as of September 30, 2017. We transferred $9,629,623 of GAAP net adjusted reserves to US Alliance for cash of $7,078,223 which was net of a ceding allowance of $1,850,000 which is treated as an increase to surplus on a statutory basis. As a result of the transaction, in addition to the reserves, American Life will cede approximately $883,000 of annual GAAP revenues and $1,758,250 of statutory revenues. US Alliance assumes all responsibilities for incurred claims, surrenders and commission from the effective date.

Our surplus notes of $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. Due to the nature of surplus notes a repayment cannot be made without the prior approval of the Nebraska regulators and they have not approved any repayment to date.

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

Net cash used by operating activities was $8,555,530 for the year ended December 31, 2017, which was comprised primarily of the coinsurance transaction between American Life and US Alliance Life of $7,445,678 and net loss of $2,719,524; partially offset by an increase in policy liabilities of $2,289,872. Net cash provided by investing activities was $7,264,748. The primary source of cash was from sales of available-for-sale securities for the coinsurance agreement between American Life and US Alliance. Offsetting this source of cash was our purchases of investments in available-for-sale securities and the purchase of property and equipment. Net cash provided by financing activities was $1,580,764. The primary source of cash was net receipts on deposit-type contracts, offset by dividends paid to Class B Preferred Stock shareholders.

Management’s focus is on raising additional capital from outside investors. We cannot assure that additional capital will be raised, or if raised, on terms that will be economical to us. Unless we are able to successfully issue substantial additional equity capital, our ability to continue as a going concern will be in substantial jeopardy.

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

Contractual Obligations

As a smaller reporting company we are not required to provide the table of contractual obligations required pursuant to this Item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

We have not been able to obtain and assimilate all information required to complete the required independent audit of our financial statements for the fiscal year ended December 31, 2017. Hence our financial statements set forth in this Item 8 are unaudited. As we undertake and complete the audit process, certain adjustments may be required to be made which may result in material changes to our financial position and results of operations presented below. When our audited financial statements are completed, they will be filed under an amendment to this Report on Form 10-K.

The unaudited consolidated financial statements are included as a part of this report beginning on page F-1.

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

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e). Based upon an evaluation at the end of the period, the Chief Executive Officer and the Financial Reporting Manager concluded that disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

(b) Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Management has conducted an assessment of our internal control over financial reporting at December 31, 2017 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment under the criteria of this framework, Management concluded that our internal control over financial reporting was effective at December 31, 2017.

(c) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board Leadership Structure

Midwest does not have a formal policy regarding the separation of its Chairman and CEO (principal executive officer) positions. Our Board is responsible for the control and direction of the Company. The Board represents the Company's shareholders, and its primary purpose is to build long-term shareholder value. Mr. Oliver serves as Chairman of the Board and Chief Executive Officer of the Company. The Board believes that Mr. Oliver is best situated to serve as Chairman because he is the director most familiar with the Company's business and industry and is also the person most capable of effectively identifying strategic priorities and leading the discussion and execution of corporate strategy. In this combined role, Mr. Oliver is able to foster clear accountability and effective decision making. The Board believes that the combined role of Chairman and Chief Executive Officer strengthens the communication between the Board and management and provides a clear roadmap for shareholder communications. Further, as the individual with primary responsibility for managing day-to-day operations, Mr. Oliver is best positioned to chair regular Board meetings and ensure that key business issues and risks are brought to the attention of our Board and Audit Committee. We therefore believe that the creation of a lead independent director position is not necessary at this time.

Board's Role in Risk Oversight

The Board of Directors as a whole has responsibility for risk oversight. The oversight responsibility of the Board is enabled by management reporting processes that are designed to provide visibility to the Board about the identification, assessment and management of critical risks. This reporting is designed to focus on areas that include strategic, operational, financial and reporting, compensation, compliance and other risks. For example, the Board of Directors regularly receives reports regarding the investments and securities held by Midwest's insurance subsidiaries, as well as other reports regarding their insurance business.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, however, we intend to adhere to the rules of the NYSE MKT with respect to independent directors. The NYSE MKT listing standards define an "independent director" generally as a person, other than an executive officer or employee of a company, who does not have a relationship with the company that would interfere with the director's exercise of independent judgment.

The NYSE MKT listing requirements state that a majority of a company's board of directors must be independent. Our Board of Directors includes six independent directors, namely, Steve Conner, John Hompe, Scott Morrison, Jack Theeler, Firman Leung and Dana Stapleton. These six independent directors constitute a majority of the Board of Directors.

Audit Committee

Due to the size and structure of Midwest and its Board of Directors, the Board has not historically had a standing Audit Committee. The functions that would be performed by the Audit Committee have historically been performed by the entire Board of Directors. At a meeting on March 29, 2016, the Board established an Audit Committee and appointed John T. Hompe, Scott Morrison and Jack Theeler to serve on the Audit Committee.

Mr. Hompe was designated the Committee Chair and Financial Expert. The Board subsequently adopted an Audit Committee Charter that details the Audit Committee’s responsibilities to be as follows: (i) review recommendation of independent registered accountants concerning Midwest's accounting principles, internal controls and accounting procedures and practices; (ii) review the scope of the annual audit; (iii) approve or disapprove each professional service or type of service other than standard auditing services to be provided by the independent registered public accountants; and (iv) review and discuss with the independent registered public accountants the audited financial statements. The Committee met 4 times in 2017. Our Audit Committee charter is available on our website at www.midwestholding.com.

Compensation Committee

Due to the size and structure of Midwest and its Board of Directors, the Board does not currently have a standing Compensation Committee. As a result, it does not have a Compensation Committee charter. The functions that would be performed by the Compensation Committee, including consideration of executive officer and director compensation, are performed by the entire Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Executive officers, directors and “beneficial owners” of more than ten percent of Midwest’s voting common stock must file initial reports of ownership and changes in ownership with the SEC under Section l6(a) of the Exchange Act. SEC regulations require these reporting persons to furnish us with copies of all Forms 3, 4 and 5, and amendments thereto, that they file with the SEC. We believe that during 2017 and through the date of this filing, all of our officers, directors and greater than ten percent beneficial owners complied with all filing requirements of Section 16(a) of the Exchange Act.

Code of Ethics

Midwest has adopted a Code of Ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws. A copy of the Code of Ethics was filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2012. These documents may be reviewed by accessing Midwest’s public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided to any shareholder without charge upon request. Midwest intends to disclose any amendments to or waivers of certain provisions of its Code of Ethics in a Current Report on Form 8-K.

Information Concerning Executive Officers and Director

Information concerning the names, ages, positions with Midwest, tenure as a director, and business experience of our executive officers and director nominees is set forth below. All executive officers are appointed annually by the Board of Directors.

Name	Age	Position	Director Since
Steve Conner	65	Director	2015
John T. Hompe	57	Director	2015
Mark A. Oliver	59	Chairman of the Board / CEO / Treasurer and Director	2010
Firman Leung	60	Director	2016
Scott Morrison	44	Director	2015
Jack Theeler	72	Director	2012
Dana Stapleton	50	Director	2015
Todd Boeve	50	V.P., Corporate Secretary, Director	2017
Debra Havranek	61	V.P. Financial Reporting	2015
Joel Mathis	79	Senior Vice President, Investor Relations	2010

STEVE CONNER: Mr. Conner served as a director of Rocky Mountain Capital Corp., a company whose successor was acquired by Midwest, from 2010 to 2015. He was appointed to the Board of First Wyoming in 2015 and served on that board until that company was acquired by Midwest in 2015. He served as a Consultant to Midwest PMS, Inc., an agricultural feed supplement manufacturer, from 1975 to 2016. Mr. Conner also serves on the Board of American Life.

JOHN T. HOMPE: Mr. Hompe is the Managing Partner and co-founder of J.P. Charter Oak Advisors LLC, a private investment firm focused on the financial services industry. Mr. Hompe has worked in the financial services sector for more than 30 years. He has held numerous board positions with insurance companies during his career. From 2003 through 2012, Mr. Hompe worked in investment banking and asset management (KBW Asset Management from 2011 through 2012 as a Managing Director and Keefe Bruyette & Woods, Inc. from 2003 to 2011 as Co-Head of Insurance and Asset Management Investment Banking). Mr. Hompe serves as an observer on the board of directors of International Planning Group, Ltd., an international life insurance broker, and Preparis Inc., a provider of business continuity services. From 2010 to 2012, he was an independent director of Island Capital, a Bermuda investment company. He also was a director and a member of the executive committee of Island's predecessor company, EIC Corporation Ltd., a Bermuda-domiciled insurance holding company, and Exporters Insurance Company, a New York-based trade credit insurer from 2005 to 2010. He was an outside director of North American Insurance Leaders, Inc. (NASDAQ: NAIL), a special purpose acquisition corporation focused on the insurance distribution sector in 2007. He also served as a director of FIHC, a Barbados-domiciled insurance holding company, and Facility Insurance Company, a Texas workers compensation company from 2001 to 2003. Mr. Hompe is also a Board Member of American Life

MARK A. OLIVER: Mr. Oliver is currently the Chairman and Chief Executive Officer and a member of the Board of Directors of American Life. He has served as CEO since that company received its Certificate of Authority from the Nebraska Department of Insurance on September l, 2009. He was elected Chairman of American Life in March, 2017. Mr. Oliver also serves as Chief Executive Officer and Treasurer and as a member of the Board of Directors of Midwest. From 1984 until June 2007 Mr. Oliver was employed by Citizens, Inc., a life insurance holding company with principal offices in Austin, Texas, serving as its President and in various other executive capacities since 1997. He serves as a Director and Treasurer of Pacific Northwest. Additionally, he serves as Chairman and Chief Executive Officer of the Board of New Mexico Capital Corp. (“New Mexico Capital”).

FIRMAN LEUNG: Mr. Leung has over 30 years of experience in the financial services industry as an Investment and Capital Markets Banker in New York, London and Hong Kong. Since 2016, he has served as the Managing Principal of Columbus Circle Capital, LLC in New York and the Executive Managing Director of Investment Banking and Capital Markets at American Capital Partners, LLC, also in New York. From 2012 to 2015, he served as Managing Director, Investment Banking and Capital Markets at RCS Capital Corporation, New York. From 2002 to 2012, he was Managing Director, Capital Raising at Sandler O’ Neill & Partners, L.P., New York. Mr. Leung received his BS in Economics from The Wharton School at University of Pennsylvania and his MBA degree from The Amos Tuck School at Dartmouth College. He has also been a product speaker at the Las Vegas MoneyShow in the main forum: “Building a Durable Income Portfolio.” Mr. Leung is also a Board Member of American Life.

SCOTT MORRISON: Since 2006, Mr. Morrison has been Managing Partner of Oaks, Hartline & Daly law firm in Austin, Texas. Mr. Morrison is Texas board certified in estate planning and probate law. He practices law in the areas of estate administration and planning, probate and general business law. He has been named a "Texas Rising Star" by both Law and Politics Media, Inc. and Texas Monthly magazine. Mr. Morrison is also a Board Member of American Life.

JACK THEELER: Mr. Theeler is a partner in the Morgan Theeler law firm of Mitchell, South Dakota where he has been employed since 1971. He has a bachelor’s degree in accounting (1968) and a law degree (1971) from the University of South Dakota. In law school he was Editor in Chief of the South Dakota Law Review and graduated magna cum laude. He was the first Chairman of the South Dakota Lottery Commission, serving from 1986 to 1992. He is a member of American Bar Association, the State Bar of South Dakota, the Association of Defense Trial Attorneys, the South Dakota Defense Lawyers Association and an associate in the American Board of Trial Advocates. Mr. Theeler has served on numerous boards and commissions including Dakota Wesleyan University, Mitchell Area Development Corporation and the Mitchell YMCA. Mr. Theeler has been inducted into the University of South Dakota Sports Hall of Fame, the Mitchell Area Ducks Unlimited Hall of Fame, and his high school basketball team has been inducted into the South Dakota High School Basketball Hall of Fame. Jack and Nancy Theeler received the 2007 Community Service Award presented annually by the Mitchell Area Chamber of Commerce. A founding Board Member of Great Plains Financial Corp. and Great Plains Life Assurance, he is also a Board Member of American Life.

DANA STAPLETON: Mr. Stapleton has been a farmer/rancher in Sisseton, South Dakota for over the past 30 years. In 2001 he was named the South Dakota Farmer of the Year and the 2002 National Farmer of the Year. He was a founding Board Member of Great Plains Financial Corp. and Great Plains Life Assurance Co. He is also a Board Member of American Life.

TODD BOEVE: Mr. Boeve is currently Vice President, COO and Corporate Secretary for Midwest and has worked for Midwest since January 2010. He was appointed to fill a vacancy on the Board in April. Mr. Boeve currently serves on the Board of Directors and is the Secretary of Pacific Northwest Capital and for New Mexico Capital. Additionally, he is the Secretary/Treasurer and a member of the Board of Big Sky Capital, a Montana Holding Co. He previously worked in the funeral industry for ten years as a licensed funeral director and was a PGA Golf Professional for nine years.

DEBRA HAVRANEK: Ms. Havranek is currently Vice President of Financial Reporting and has worked for Midwest since 2014. She has more than 20 years of experience in Corporate Reporting in the life insurance, banking, and consumer packaged goods industries.

JOEL MATHIS: Mr. Mathis is currently Senior Vice President of Investor Relations and has worked with Midwest since 2010. He has over 40 years of experience in Management and Consulting, a majority in the insurance industry. A Member of the Association of Insurance and Financial Analysts, National Investor Relations Institute, and the Public Relations Society of America.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued in the years indicated by Midwest to its Principal Executive Officer ("PEO"), Mark A. Oliver, Midwest's former PEO, Rick D. Meyer, and to certain other executive offices of Midwest. Our Board of Directors reviews senior officer compensation on an annual basis.

SUMMARY COMPENSATION TABLE (1)

Name and				All Other
Principal Position	Year	Salary	Bonus	Compensation		Total
Mark A. Oliver,	2017	$328,857	$-	$17,000	(2)	$345,857
CEO/Treasurer,	2016	323,626	-	17,000	(2)	340,626
Chairman(4)	2015	223,618	-	17,000	(2)	240,618

Rick D. Meyer	2017	$-	$-	$-		$-
Former Chairman(3)	2016	-	-	35,000	(7)	35,000
	2015	158,393	-	34,000	(2)	192,393

Debra Havranek	2017	$127,350	$-	$-		$127,350
Vice President,	2016	118,262	-	-		118,262
Financial Reporting	2015	115,602	-	-		115,602
Manager(5)

Todd C. Boeve	2017	$122,310	$-	$-		$122,310
Vice President, COO	2016	114,805	-			114,805
Secretary, Director(6)	2015	103,583	-	-		103,583

(1) In 2015, 2016 and 2017 none of the names executive officers received stock awards, option awards, non-equity incentive plan compensation of non-qualified deferred compensations earnings as defined in Item 402 of Regulation S-K.

(2) Automobile allowance and life insurance policy reimbursement.

(3) Resigned October 1, 2015.

(4) Elected Chairman on December 15, 2015.

(5) Appointed to an Executive Officer position on December 15, 2015.

(6) Appointed to an Executive Officer position on December 15, 2015. Appointed to Board April 2017.

(7) Paid by Northstar Financial Corp. commensurate with merger with Midwest.

Outstanding Equity Awards at Fiscal Year End

Midwest has not established any equity compensation plans or granted any equity awards under such plans to its named executive officers. As a result, none of its named executive officers had any unexercised options, unvested stock or equity incentive plan awards outstanding as of the end of its last completed fiscal year.

Employment Agreements

Midwest has an employment agreement with Mark A. Oliver, our Chairman and CEO/Treasurer. This agreement was effective on June 8, 2011 and was for a three-year term, subject to termination upon notice. The Board may extend the agreement for additional year(s). Our Board extended this agreement in December 2016 and that unless otherwise extended by the board the agreement will expire in June 2019. Pursuant to this agreement, Mr. Oliver is entitled to receive:

●	a base salary of $300,000 (as of October, 2015) with an annual 4% cost of living increase, which amount may be adjusted by our Board of Directors in subsequent years;

●	fringe benefits provided by us to our employees in the normal course of business, including insurance coverage;

●	a car allowance of $1,000 per month; and

●	reimbursement for reasonable and necessary business expenses.

If Midwest terminates Mr. Oliver without "cause" as defined in the employment agreement, Midwest will be required to pay him his base salary and provide certain benefits for the duration of the remaining term of the employment agreement or six months, whichever is greater. This payment would be made in exchange for an agreement not to engage in certain competitive activities with Midwest during that period.

Director Compensation

Directors who are not employees received $1,000 for each meeting of the Board of Directors they attended in person and $350 per meeting they attend via telephone. Directors received an annual retainer of $5,000. Directors also are reimbursed for reasonable expenses related to their personal attendance at meetings. Our Board of Directors reviews director compensation on an annual basis.

The following table sets forth the compensation paid or accrued by Midwest to its directors, other than directors who are also named executive officers, for the last completed fiscal year.

		Fees Earned or	All Other
Name	Year	Paid in Cash	Compensation	Total
Jack Theeler	2017	$9,700	$-	$9,700
Steve Conner	2017	7,700	-	$7,700
Dana Stapleton	2017	7,000	-	$7,000
John Hompe	2017	9,700	-	$9,700
Scott Morrison	2017	9,700	-	$9,700
Firman Leung(l)	2017	6,700	-	$6,700
Todd Boeve(2)	2017	5,000	-	$5,000

Total		$55,500	$-	$55,500

(1)	Appointed December 7, 2016.
(2)	Appointed April 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 16, 2018, regarding the number and percentage of outstanding shares of voting common stock of Midwest beneficially owned by each person known by Midwest to beneficially own more than 5% of such stock, by each of its executive officers and director nominee, and by all of its directors and executive officers as a group.

		Percent of
Name and Business Address of Beneficial Owner(l)	Shares of Common Stock	Class
Directors and executive officers:
Mark A. Oliver	251,191	1.1%
Jack Theeler	54,180	*
Steve Conner	9,340	*
Dana Stapleton	33,863	*
John T. Hompe	-	*
Scott Morrision	5,000	*
Firman Leung	-	*
Joel Mathis	-	*
Todd Boeve	40,862	*
Debra Havranek	-	*
All directors and executive officers as a group (10) persons	394,436	2.1%

*Less than one percent.

(1) Unless otherwise indicated, the business address of the persons named in the above table is care of Midwest Holding Inc., 2900 South 70th Street, Suite 400, Lincoln, NE 68506

Five percent shareholders:

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Midwest and certain of its directors and officers have current or past relationships and affiliations with businesses that operate, or once operated, in the life insurance industry and that have conducted public and private stock offerings in connection with their operations.

These past and present relationships with similar businesses could result in a potential conflict of interest should Midwest decide to offer life insurance products in any of the states in which these companies do business to the extent that a relationship with the other companies is on-going. In addition, a potential conflict of interest could arise if any of those companies chose to do business in Nebraska to the extent that a relationship with the other companies is on-going. For that reason, any decision relating to such business will be made by the disinterested members of the Board of Directors and any member of the Board having an interest in another company will recuse himself or herself from voting or discussing the matter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The principal registered public accounting firm utilized by Midwest during 2016 and 2017 was RSM US LLP ("RSM", formerly "McGladrey"). RSM has served as our independent registered public accounting firm since December, 2009.

The aggregate fees billed by RSM to Midwest for the fiscal years ended December 31, 2017 and 2016 were as follows:

	RSM	RSM
	Fiscal 2017	Fiscal 2016
Audit Fees(1)	$230,680	$279,616
Audit-Related Fees(2)	-	-
Tax Fees(3)	20,370	17,500
All Other Fees(4)	-	-
	$251,050	$297,116

(1)

Represents the aggregate fees billed and expenses for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by an independent registered public accounting firm in connection with statutory or regulatory filings or engagements for those fiscal years.

(2)

Represents the aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees."

(3)	Represents the aggregate fees billed for professional services provided by the principal accountant for tax compliance, tax advice and tax planning.

(4)	Represents the aggregate fees billed for products and services provided by the principal accountant, other than audit fees, audit-related fees and tax fees.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements:

The list of financial statements filed as part of this Annual Report on Form 10-K is provided on page F-1.

2. Financial Statement Schedules:

The list of financial statement schedules filed as part of this Annual Report on Form 10-K is provided on page FS-1.

(b)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
2.1	Plan and Agreement of Merger – First Wyoming Capital Corporation, Midwest Holding Inc. and Midwest Acquisition, Inc. dated July 31, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, field on August 26, 2015.)

2.2	Plan and Agreement of Exchange – Midwest Holding Inc., Northstar Financial Corporation dated December 18, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on January 8, 2016.)

3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.4	Articles of Amendment to the amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.)

3.5	American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.1	Coinsurance Agreement – American Life & Security Corporation and US Alliance Life and Security Company dated September 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 6, 2017

10.2	Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/k/a Corporate Development Inc.). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.3	Administrative Services Agreement, dated August 17, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.4	Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Mark Oliver. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.5	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

Exhibit
Number	Description
10.6	Amendment Number One to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.7	Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.8	Bulk Reinsurance Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.9	Amendment to all Reinsurance Agreements, dated August 4, 2011, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.10	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.11	Reinsurance Agreement, dated January 1, 2010, by and between American Life and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.12	Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.13	Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.14	Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.15	Amendment Number One to Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.16	Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.17	Reinsurance Agreement Number One, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

Exhibit
Number	Description
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed April 2, 2012.)

21.1*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

*	Filed herewith.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2018

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name: Mark A. Oliver
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mark A. Oliver	Chief Executive Officer, Treasurer,	April 16, 2018
Mark A. Oliver	Chairman of the Board
(Principal Executive Officer,
Principal Financial Officer)

/s/ Dana Stapleton	Director	April 16, 2018
Dana Stapleton

/s/ Jack Theeler	Director	April 16, 2018
Jack Theeler

/s/ Scott Morrison	Director	April 16, 2018
Scott Morrison

/s/ Firman Leung	Director	April 16, 2018
Firman Leung

/s/ John T. Hompe	Director	April 16, 2018
John T. Hompe

/s/ Steve Connor	Director	April 16, 2018
Steve Connor

/s/ Todd Boeve	Director	April 16, 2018
Todd Boeve

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Special Note

We have not been able to obtain and assimilate all information required to complete the required independent audit and our financial statements for the fiscal year ended December 31, 2017. Hence our financial statements set forth below are unaudited. As we undertake and complete the audit process, certain adjustments may be required to be made which may result in material changes to our financial position and results of operations presented below. When our audited financial statements are completed, they will be filed under an amendment to this Report on Form 10-K.

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets	(Unaudited)
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $21,573,519 and $29,024,083, respectively)	$21,005,907	$27,738,939
Real estate, held for investment	505,688	517,729
Policy Loans	435,196	412,583
Total investments	21,946,791	28,669,251
Cash and cash equivalents	951,527	661,545
Amounts recoverable from reinsurers	21,855,266	11,704,055
Interest due and accrued	223,166	312,054
Due premiums	635,835	670,989
Deferred acquisition costs, net	2,046,864	2,568,799
Value of business acquired, net	427,454	1,726,192
Intangible assets	700,000	700,000
Property and equipment, net	127,976	158,471
Other assets	107,723	95,773
Total assets	$49,022,602	$47,267,129
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$26,228,105	$24,606,543
Policy claims	447,513	565,148
Deposit-type contracts	18,421,055	16,012,567
Advance premiums	40,839	52,074
Deferred gain on coinsurance transaction	322,487	-
Total policy liabilities	45,459,999	41,236,332
Accounts payable and accrued expenses	790,361	1,211,875
Surplus notes	550,000	550,000
Total liabilities	46,800,360	42,998,207
Commitments and Contingencies (See Note 8)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; converted to common stock as of December 31, 2017 issued and outstanding 74,159 shares as of December 31, 2016	-	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; converted to common stock as of June 15, 2017 and issued and outstanding 102,669 shares as of December 31, 2016.	-	103
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 22,860,701 shares as of December 31, 2017 and 22,558,956 as of December 31, 2016.	22,861	22,559
Additional paid-in capital	33,006,255	33,036,924
Accumulated deficit	(30,252,971)	(27,533,447)
Accumulated other comprehensive loss	(553,903)	(1,257,291)
Total stockholders' equity	2,222,242	4,268,922
Total liabilities and stockholders' equity	$49,022,602	$47,267,129

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2017 and 2016

	December 31,
	2017	2016
	(Unaudited)
Income:
Premiums	$2,972,870	$3,517,458
Investment income, net of expenses	949,415	878,991
Loss on equity method investment	-	(420,720)
Net realized gains on investments	47,290	31,504
Extinguishment of Hot Dot payable	486,361	-
Miscellaneous income	82,235	107,015
	4,538,171	4,114,248
Expenses:
Death and other benefits	897,839	803,091
Interest credited	748,918	776,541
Increase in benefit reserves	698,018	751,743
Amortization of deferred acquisition costs	404,110	367,235
Salaries and benefits	2,143,449	2,175,519
Goodwill impairment	-	1,129,824
Other operating expenses	2,365,361	3,284,743
	7,257,695	9,288,696
Operating loss	(2,719,524)	(5,174,448)
Bargain purchase gain for business acquisition	-	1,326,526
Loss before income taxes	(2,719,524)	(3,847,922)
Income tax expense	-	-
Net loss	(2,719,524)	(3,847,922)
Comprehensive income (loss):
Unrealized income (losses) on investments arising during period	750,678	(212,574)
Less: reclassification adjustment for net realized gains on investments	(47,290)	(31,504)
Other comprehensive income (loss)	703,388	(244,078)
Comprehensive loss	$(2,016,136)	$(4,092,000)
Net loss per common share, basic and diluted	$(0.12)	$(0.18)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017 and 2016

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2015	$177	$18,006	$31,584,529	$(23,685,525)	$(1,013,213)	$6,903,974
Preferred stock dividend	-	-	$(43,120)	-	-	(43,120)
Acquisition of Northstar Financial Corporation	-	4,553	2,401,321	-	-	2,405,874
Merger of First Wyoming Capital Corporation	-	-	(905,806)	-	-	(905,806)
Net loss	-	-	-	(3,847,922)	-	(3,847,922)
Other comprehensive loss	-	-	-	-	(244,078)	(244,078)
Balance, December 31, 2016	$177	$22,559	$33,036,924	$(27,533,447)	$(1,257,291)	$4,268,922
Series B preferred stock converted to common stock	$(103)	$206	$(103)	$-	$-	$-
Series A preferred stock converted to common stock	(74)	96	(22)			-
Preferred stock dividend	-	-	(30,544)	-	-	(30,544)
Net loss	-	-	-	(2,719,524)	-	(2,719,524)
Other comprehensive income	-	-	-	-	703,388	703,388
Balance December 31, 2017 (Unaudited)	$-	$22,861	$33,006,255	$(30,252,971)	$(553,903)	$2,222,242

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2017 and 2016

	2017	2016
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,719,524)	$(3,847,922)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	177,926	213,055
Depreciation and amortization	288,030	381,582
Deferred acquisition costs capitalized	(333,939)	(178,419)
Amortization of deferred acquisition costs	404,110	367,235
Net realized gains on investments	(47,290)	(31,504)
Goodwill impairment	-	1,129,824
Bargain purchase gain for business acquired	-	(1,326,526)
Loss on equity method investment	-	420,720
Deferred coinsurance ceding commission	322,487	-
Write-down of DAC and VOBA from coinsurance transaction	1,523,431	-
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	(10,151,211)	508,601
Interest and dividends due and accrued	88,888	(47,263)
Due premiums	35,154	(30,916)
Policy liabilities	2,289,872	939,095
Other assets and liabilities	52,897	575,313
Extinguishment of Hot Dot payable	(486,361)	-
Net cash used for operating activities	(8,555,530)	(927,125)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(26,266,795)	(19,213,405)
Proceeds from sale or maturity	33,586,723	14,387,936
Securities held for sale:
Proceeds from sale or maturity	-	52,703
Net change in equity securities carried at cost:
Proceeds from sale	-	30,250
Sale of Capital Reserve Life Insurance Company	-	1,432,446
Acquisition of Northstar Financial Corporation	-	2,427,394
Net change in policy loans	(22,613)	8,192
Net purchases of property and equipment	(32,567)	(33,180)
Net cash provided by (used for) investing activities	7,264,748	(907,664)
Cash Flows from Financing Activities:
Preferred stock dividend	(30,544)	(43,120)
Receipts on deposit-type contracts	2,511,106	2,433,781
Withdrawals on deposit-type contracts	(899,798)	(1,086,663)
Net cash provided by financing activities	1,580,764	1,303,998
Net increase (decrease) in cash and cash equivalents	289,982	(530,791)
Cash and cash equivalents:
Beginning	661,545	1,192,336
Ending	$951,527	$661,545

	2017	2016
Supplemental Disclosure of Non-Cash Information
Converted Series A and B Preferred Stock	$(177)	$-
Common Stock issues from Converted A and B Preferred Stock	177	-
Measurement period adjustment on the First Wyoming acquisition	-	(905,806)
Common stock issued on Northstar Acquisition	-	2,405,874
	$-	$1,500,068

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

These consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

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

Declines in the fair value of available-for-sale securities below their amortized cost are evaluated to assess whether any other-than-temporary impairment loss should be recorded. In determining if these losses are expected to be other-than-temporary, the Company considers severity of impairment, duration of impairment, forecasted recovery period, industry outlook, the financial condition of the issuer, issuer credit ratings, and the intent and ability of the Company to hold the investment until the recovery of the cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the years ended December 31, 2017 or 2016.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

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

Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At December 31, 2017 and 2016 the Company did not have any short-term investments.

Real estate, held for investment: Real estate, held for investment is comprised of ten condominiums in Hawaii. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2017 and 2016, the Company had no cash equivalents.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company eliminated the $437,620 of deferred acquisition costs (“DAC”) that were associated with the Great Plains Life block of business that was included in the Coinsurance Agreement between American Life and US Alliance effective September 30, 2017. The Company determined during its December 31, 2017 analysis that all deferred acquisition costs were recoverable.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

The following table provides information about deferred acquisition costs (“DAC”) for the years ended December 31, 2017 and 2016, respectively.

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$2,568,799	$2,765,063
Capitalization of commissions, sales and issue expenses	333,940	178,419
Change in DAC due to unrealized investment losses	(14,144)	(7,448)
Gross amortization	(404,111)	(367,235)
Change in DAC due to coinsurance ceding commission	(437,620)	-
Balance at end of period	$2,046,864	$2,568,799

Value of business acquired: Value of business acquired (“VOBA”) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies.

Recoverability of VOBA is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company eliminated the $1,085,811 of VOBA that was associated with the Great Plains Life and First Wyoming Life blocks of business that was included in the Coinsurance Agreement between American Life and US Alliance effective September 30, 2017. The Company determined during its December 31, 2017 and 2016 analysis that all VOBA was recoverable.

Other Intangible Assets: Intangibles represent the state licenses that were recorded when Old Reliance was acquired by the Company. Intangibles are tested for impairment at least annually in the fourth quarter or more frequently if events or circumstances change that would indicate that a triggering event has occurred.

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

The Company compared the carrying value of its identifiable indefinite-lived intangible assets to the sum of the future discounted cash flows. As of December 31, 2017 and 2016, the sum of the future discounted cash flows exceeded the carrying value of the indefinite-lived intangible assets. During our goodwill analysis in 2016, we determined that we were required to impair the entire balance of $1,129,824. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $65,092 and $103,623 for the years ended December 31, 2017 and 2016, respectively. The accumulated depreciation net of disposals totaled $894,014 and $961,864 as of December 31, 2017 and 2016, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

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

Reinsurance: In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2017 or 2016.

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

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at December 31, 2017 and 2016.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

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

Comprehensive loss: Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive loss includes unrealized gains and losses from marketable securities classified as available-for-sale, net of applicable taxes.

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. At December 31, 2017 and 2016, the Company had 22,860,701 and 22,558,956 common shares issued and outstanding, respectively.

At December 31, 2016, the Company had 1,179 warrants outstanding. The warrants were exercisable through December 31, 2016 for 10 shares of voting common stock at an exercise price of $6.50 per share. No warrants were exercised during 2016 and are now expired.

The Class A preferred shares were non-cumulative, non-voting and convertible by the holder to voting common shares after May, 2015, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share is $0.001 with 2,000,000 shares authorized. At December 31, 2017 the 74,159 Class A preferred shares outstanding were converted to 96,407 voting common shares by the Company.

The Class B preferred shares were non-cumulative, non-voting and convertible by the holder or the Company to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The par value per preferred share was $0.001 with 1,000,000 shares authorized. The stated annual dividend rate on the Class B preferred shares was 7%. Dividends totaling $30,544 and $43,120 were paid as of June 30, 2017 and December 31, 2016, respectively. On June 15, 2017, the 102,669 outstanding Class B preferred shares were converted to 205,338 voting common shares by the Company.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding during the years ended December 31, 2017 and 2016 were 22,860,701 and 21,625,878 shares, respectively.

Reclassification of certain prior period information: Reclassifications have been made on the Consolidated Statement of Comprehensive Income for the year ended December 31, 2016. These reclassifications do not impact the overall Net loss or Net loss per common share lines of the Consolidated Statement of Comprehensive Income for the year ended December 31, 2016.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

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

In January 2016, the FASB issued ASU 2016-1, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Entities will be required to measure these investments at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception will be available for equity investments that do not have readily determinable fair values; however; the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance also changes certain disclosure requirements and other aspects of current GAAP. This guidance is effective for fiscal years beginning after December 15, 2017, and is applicable to the Company in fiscal 2018. The Company has determined that we currently have no equity securities that would be accounted for under ASU 2016-1 in 2018.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

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

The following table summarizes the fair value of the consideration transferred and the preliminary fair value of First Wyoming assets acquired and liabilities assumed:

Fair value of common stock of Midwest issued as consideration	$905,806
Fair value of Midwest’s previously held equity interest in First Wyoming	221,430
$1,127,236

Recognized amounts of identifiable assets acquired and liabilities assumed:

Investment securities	$3,961,937
Cash	315,546
VOBA	506,600
Other assets	92,045
Benefit reserves	(611,110)
Policy claims	(41,754)
Deposit-type contracts	(799,990)
Other liabilities	(64,934)
Total identifiable net assets	3,358,340
Bargain purchase gain	(2,231,104)
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

Value of business acquired (“VOBA”) was being amortized on a straight-line basis over ten years which approximates the earnings pattern of the related policies. On September 30, 2017, American Life entered into a coinsurance agreement with US Alliance to cede 100% of the First Wyoming Life block of business. The VOBA associated with that block of business was written off at the date of the transaction.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

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

Note 3. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2017 and 2016 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2017:
Fixed maturities:
U.S. government obligations	$2,132,441	$-	$102,343	$2,030,098
Mortgage-back securities	1,365,684	-	47,103	1,318,581
States and political subdivisions -- general obligations	269,884	1,123	1,020	269,987
States and political subdivisions -- special revenue	25,347	38	-	25,385
Corporate	17,780,163	44,037	462,344	17,361,856
Total fixed maturities	$21,573,519	$45,198	$612,810	$21,005,907
December 31, 2016:
Fixed maturities:
U.S. government obligations	$3,390,545	$-	$166,326	$3,224,219
States and political subdivisions -- general obligations	383,730	732	3,067	381,395
States and political subdivisions -- special revenue	275,262	5,633	3,160	277,735
Corporate	24,974,546	16,232	1,135,188	23,855,590
Total fixed maturities	$29,024,083	$22,597	$1,307,741	$27,738,939

The Company had two securities that individually exceed 10% of the total of the state and political subdivisions categories as of December 31, 2017. The amortized cost, fair value, credit rating, and description of each such security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
December 31, 2017:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$109,937	$108,917	AA+
Longview Washington Refunding	159,947	161,070	Aa3
Total	$269,884	$269,987

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

The following table summarizes, for all securities in an unrealized loss position at December 31, 2017 and 2016, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2017			December 31, 2016
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$262,662	$13,877	2	$3,224,219	$166,326	17
Mortgage-back securities	1,318,581	47,103	19	-	-	-
States and political subdivisions -- general obligations	108,917	1,020	1	271,093	3,066	2
States and political subdivisions -- special revenue	-	-	-	171,711	3,160	2
Corporate	7,511,874	133,061	35	19,737,965	935,546	112
Greater than 12 months:
U.S. government obligations	1,767,435	88,466	10	-	-	-
Corporate	7,144,231	329,283	42	2,558,275	199,643	12
Total fixed maturities	$18,113,700	$612,810	109	$25,963,263	$1,307,741	145

Based on our review of the securities in an unrealized loss position at December 31, 2017 and 2016, no other-than-temporary impairments were deemed necessary. The Company has one bond related to non-investment grade, Diamond Offshore Drilling, Inc., which had an unrealized loss of $47,206 and the end of 2017. The remaining unrealized loss of $520,406 was related to investment grade bonds. Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$201,090	$199,118
Due after one year through five years	1,142,934	1,109,439
Due after five years through ten years	6,867,623	6,647,567
Due after ten years	13,361,872	13,049,783
	$21,573,519	$21,005,907

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At December 31, 2017 and 2016, these required deposits had a total amortized cost of $3,287,932 and $2,747,571 and fair values of $3,167,727 and $2,635,225, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

The components of net investment income for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December
	2017	2016
Fixed maturities	$951,077	$889,860
Other	63,380	60,283
	1,014,457	950,143
Less investment expenses	(65,042)	(71,152)
Investment income, net of expenses	$949,415	$878,991

Proceeds for the years ended December 31, 2017 and 2016 from sales of investments classified as available-for-sale were $33,586,723 and $14,179,936, respectively. Gross gains of $199,743 and $178,104 and gross losses of $152,453 and $54,610 were realized on those sales during the years ended December 31, 2017 and 2016, respectively.

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended December 31, 2017, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value measurement tables, the Company has included accrued interest expense of approximately $293,922 and $261,971 in carrying value of the surplus notes as of December 31, 2017 and 2016, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016.

		Significant
	Quoted	Other	Significant
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2017
Fixed maturities:
U.S. government obligations	$-	$2,030,098	$-	$2,030,098
Mortgage-back securities	-	1,318,581	-	1,318,581
States and political subdivisions — general obligations	-	269,987	-	269,987
States and political subdivisions — special revenue	-	25,385	-	25,385
Corporate	-	17,361,856	-	17,361,856
Total fixed maturities	$-	$21,005,907	$-	$21,005,907
December 31, 2016
Fixed maturities:
U.S. government obligations	$-	$3,224,219	$-	$3,224,219
States and political subdivisions — general obligations	-	381,395	-	381,395
States and political subdivisions — special revenue	-	277,735	-	277,735
Corporate	-	23,855,590	-	23,855,590
Total fixed maturities	$-	$27,738,939	$-	$27,738,939

There were no transfers of financial instruments between Level 1 and Level 2 during the years ended December 31, 2017 or 2016.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of December 31, 2017 and 2016, respectively:

	December 31, 2017
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$435,196	$-	$-	$435,196	$435,196
Cash	951,527	951,527	-	-	951,527
Liabilities:
Policyholder deposits (Deposit-type contracts)	18,421,055	-	-	18,421,055	18,421,055
Surplus notes and accrued interest payable	843,922	-	-	843,922	843,922

	December 31, 2016
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$412,583	$-	$-	$412,583	$412,583
Cash	661,545	661,545	-	-	661,545
Liabilities:
Policyholder deposits (Deposit-type contracts)	16,012,567	-	-	16,012,567	16,012,567
Surplus notes and accrued interest payable	811,971	-	-	808,602	808,602

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

Note 5. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Loss carryforwards	$9,243,612	$9,705,974
Capitalized costs	513,280	667,264
Unrealized losses on investments	199,878	436,949
Benefit reserves	957,292	984,640
Total deferred tax assets	10,914,062	11,794,827
Less valuation allowance	(9,881,372)	(10,170,638)
Total deferred tax assets, net of valuation allowance	1,032,690	1,624,189
Deferred tax liabilities:
Policy acquisition costs	426,696	571,148
Due premiums	216,184	228,136
Value of business acquired	145,334	586,905
Intangible assets	238,000	238,000
Property and equipment	6,476	-
Total deferred tax liabilities	1,032,690	1,624,189
Net deferred tax assets	$-	$-

At December 31, 2017 and 2016, the Company recorded a valuation allowance of 9,881,372 and $10,170,638, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

Loss carry forwards for tax purposes as of December 31, 2017, have expiration dates that range from 2024 through 2037.

There was no income tax expense for the years ended December 31, 2017 and 2016. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Year Ended December 31,
	2017	2016
Computed expected income tax benefit	$(924,638)	$(1,308,293)
Increase (reduction) in income taxes resulting from:
Bargain purchase gain	-	(451,019)
Meals, entertainment and political contributions	15,288	18,956
Goodwill impairment	-	384,140
Adjustment to Prior Year NOL	959,800	-
Other	1,745	(53,722)
	976,833	(101,645)
Tax benefit before valuation allowance	52,195	(1,409,938)
Change in valuation allowance	(52,195)	1,409,938
Net income tax expenses	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

Note 6. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
Balance sheets:
Benefit and claim reserves assumed	$2,638,477	$2,470,063
Benefit and claim reserves ceded	21,855,266	11,704,055

	Year Ended December 31,
	2017	2016
Statements of comprehensive income:
Premiums assumed	$22,591	$24,064
Premiums ceded	532,043	287,780
Benefits assumed	58,689	43,602
Benefits ceded	230,997	696,159
Commissions assumed	30	35
Commissions ceded	1,616	1,649

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of December 31, 2017:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due/Advance	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$12,388	$95,980	$-	$108,368
Sagicor Life Insurance Company	A-	-	283,372	12,284,719	247,396	12,320,695
US Alliance Life and Security Company	NR	-	12,719	9,475,917	62,433	9,426,203
		$-	$308,479	$21,856,616	$309,829	$21,855,266

Effective September 30, 2017, American Life entered into an indemnity coinsurance transaction with US Alliance to transfer 100% of the risk related to the Great Plains Life and First Wyoming Life blocks of business. The purpose of this transaction was to provide statutory capital and surplus for American Life and has minimal effect on GAAP financials. We paid no commissions or brokerage fees for this transaction and the proceeds of the transaction were based upon valuations prepared by our third party actuary. American Life had more than one offer to assume this business. Under the indemnity coinsurance, US Alliance assumed certain liabilities and obligations. As we are not relieved of our legal liability to the policyholders; the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from US Alliance, which totaled $8,928,223 as of September 30, 2017. We transferred $9,629,623 of GAAP net adjusted reserves to US Alliance for cash of $7,078,223 which was net of a ceding allowance of $1,850,000 which is treated as an increase to surplus on a statutory basis. As a result of the transaction, in addition to the reserves, American Life will cede approximately $883,000 of annual GAAP revenues and $1,758,250 of statutory revenues. US Alliance assumes all responsibilities for incurred claims, surrenders and commission from the effective date.

The ceding commission of $1,850,000 first reduced DAC of $437,620 and VOBA of $1,085,811 which had been held on our books from the Great Plains Life and First Wyoming Life acquisitions. The remaining $326,569 has been reflected as a deferred gain, which will be recognized into income over the expected duration of the Great Plains Life and First Wyoming Life blocks of business.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

At December 31, 2017 and 2016, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $12,320,695 and $11,446,342, respectively. At December 31, 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance was $9,426,203. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their obligations.

The use of reinsurance does not relieve American Life of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by American Life has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At December 31, 2017 and 2016, no contingency reserve was established.

Note 7. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Beginning balance	$16,012,567	$13,897,421
Deposits received	2,511,107	2,433,781
Investment earnings	808,085	776,541
Withdrawals	(899,799)	(1,086,661)
Contract Charges	(10,905)	(8,515)
Ending balance	$18,421,055	$16,012,567

Under the terms of American Life’s coinsurance agreement with Security National Life Insurance Company (“SNL”), American Life assumes certain deposit-type contract obligations, as shown in the table above. The remaining deposits, withdrawals and interest credited represent those for American Life’s direct business.

Note 8. Commitments and Contingencies

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies, the SEC, and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries. The Nebraska Department of Insurance completed its exam for the periods 2013 through 2016 on American Life.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company executed an amendment to the above lease for the additional 2,876 square feet of office space in Suite 450 on October 23, 2015, which expired on May 31, 2017. Great Plains entered into a lease on October 4, 2013 for office space in Mitchell, South Dakota, which expired on November 30, 2016. First Wyoming leased space in Cheyenne, Wyoming, which expired on August 31, 2016. Rent expense for the years ended December 31, 2017 and 2016 was $219,357 and $341,424, respectively. Future minimum payments are as follows:

2018	$136,557
2019	141,412
2020	146,477
2021	151,543
2022	156,608
Later years	175,182
Total	$907,779

Note 9. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. First Wyoming Life and Great Plains Life merged into American Life as of September 1, 2016 and December 31, 2016, respectively. Capital Reserve was sold effective August 29, 2016. Effective September 30, 2017, American Life entered into a coinsurance agreement with US Alliance to cede 100% of the First Wyoming Life’s and Great Plains Life’s blocks of business. The fourth quarter premiums and benefits were not included in the December 31, 2017 net loss. American Life’s statutory net loss for the year ended December 31, 2017 and 2016 was $2,084,690 and $1,979,009, respectively. Capital and surplus of American Life as of December 31, 2017 and 2016 was $2,962,885 and $3,817,844, respectively.

Note 10. Surplus Notes

The following provides a summary of the American Life’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of December 31, 2017:

Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 12, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Any payments and/or repayments must be approved by the Nebraska Department of Insurance. As of December 31, 2017, the Company has accrued $293,922 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the years ended December 31, 2017 and 2016. The surplus notes for $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. Due to the nature of surplus notes, a repayment cannot be made without the prior approval of the Nebraska insurance regulators.

Note 11. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-consolidated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the years ended December 31, 2017 and 2016 amounted to $71,680 and $63,500, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued (Unaudited)

Note 12. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at December 31, 2017, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

I — Summary of Investments — Other Than Investments in Related Parties	FS-2
II — Condensed Financial Information of Registrant	FS-3
III — Supplementary Insurance Information	FS-6
IV — Reinsurance Information	FS-7
V — Valuation and Qualifying Accounts	FS-8

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2017

			Amount
			Recognized in
	Amortized		Consolidated
	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturity securities, available for sale:
U.S. government obligations	$2,132,441	$2,030,098	$2,030,098
Mortgage-back securities	1,365,684	1,318,581	1,318,581
States and political subdivisions -- general obligations	269,884	269,987	269,987
States and political subdivisions -- special revenue	25,347	25,385	25,385
Corporate	17,780,163	17,361,856	17,361,856
Total fixed maturity securities	$21,573,519	$21,005,907	$21,005,907

Real estate, held for investment	505,688		505,688
Policy loans	435,196		435,196
Total Investments	$22,514,403		$21,946,791

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant (2017 Unaudited)

Balance Sheets

	As of December 31,
	2017	2016
Assets:
Investment in subsidiaries (1)	$2,211,630	$4,424,693
Equity securities, at cost	-	-
Total investments	2,211,630	4,424,693
Cash and cash equivalents	4,756	112,563
Property and equipment, net	42,587	78,790
Other assets	38,321	153,502
Total assets	$2,297,294	$4,769,548
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	75,052	500,626
Total liabilities	75,052	500,626
Stockholders' Equity:
Preferred stock, Series A	-	74
Preferred stock, Series B	-	103
Common stock	22,861	22,559
Additional paid-in capital	33,006,255	33,036,924
Accumulated deficit	(30,252,971)	(27,533,447)
Accumulated other comprehensive loss	(553,903)	(1,257,291)
Total Midwest Holding Inc.'s stockholders' equity	2,222,242	4,268,922
Total liabilities and stockholders' equity	$2,297,294	$4,769,548

(1)	Eliminated in consolidation.

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Comprehensive Income

	As of December 31,
	2017	2016
Income:
Investment loss, net of expenses	$(6,776)	$(5,635)
Net realized loss on investments	-	(117,500)
Loss on equity method investment	-	(420,720)
Extinguishment of Hot Dot payable	486,361	-
Miscellaneous income	126,680	515,667
	606,265	(28,188)

Expenses:
General	409,338	2,054,032

Loss before income tax expense	196,927	(2,082,220)
Income tax expense	-	-
Loss before equity in loss of consolidated subsidiaries	196,927	(2,082,220)
Equity in loss of consolidated subsidiaries	(2,916,451)	(3,092,228)
Bargain purchase gain for business acquisition	-	1,326,526
Net loss	$(2,719,524)	$(3,847,922)

Comprehensive Income (loss):
Unrealized losses on investments arising during period	750,678	(212,574)
Less: reclassification adjustment for net realized gains on investments	(47,290)	(31,504)
Other comprehensive income (loss)	703,388	(244,078)
Comprehensive loss	$(2,016,136)	$(4,092,000)

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(2,719,524)	$(3,847,922)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	2,916,451	2,972,023
Depreciation	30,512	31,931
Net realized gain on investments	-	117,500
Bargain purchase gain for business acquired	-	(1,326,526)
Equity in the net loss of unconsolidated subsidiaries	-	420,720
Other assets and liabilities	175,968	(861,791)
Extinguishment of Hot Dot payable	(486,361)	-
Net cash used in operating activities	(82,954)	(2,494,065)
Cash Flows from Investing Activities:
Equity securities carried at cost:
Proceeds from equity securities carried at cost	-	30,250
Issuance of common stock acquisition of Northstar Financial	-	2,427,394
Net disposals (purchases) of property and equipment	5,691	(20,318)
Net cash provided by investing activities	5,691	2,437,326
Cash Flows from Financing Activities:
Issuance of common stock	-	-
Preferred stock dividend	(30,544)	(43,120)
Net cash used by financing activities	(30,544)	(43,120)
Net decrease in cash and cash equivalents	(107,807)	(99,859)
Cash and cash equivalents:
Beginning	112,563	212,422
Ending	$4,756	$112,563

	2017	2016
Supplemental Disclosure of Non-Cash Information
Converted Series B Preferred Stock	$(177)	$-
Common stock issues from Converted B Preferred Stock	177	-
Common stock issued on the First Wyoming acquisition and measurement period adjustment	-	(905,806)
Common stock issued on Northstar Acquisition	-	2,405,874
	$-	$1,500,068

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

	As of December 31, 2017				For the Year Ended December 31, 2017
		Future Policy					Death and	Amortization
	Deferred	Benefits,		Deferred		Net	Other Benefits	of Deferred
	Policy	Claims and		Gain on		Investment	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Coinsurance	Premium	Income	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Transaction	Revenue	(Loss)	Reserves	Costs	Expenses
Life Insurance	$2,046,864	$45,096,673	$40,839	$322,487	$2,972,870	$949,415	$2,344,775	$404,110	$4,508,810

	As of December 31, 2016				For the Year Ended December 31, 2016
		Future Policy					Death and	Amortization
	Deferred	Benefits,		Deferred		Net	Other Benefits	of Deferred
	Policy	Claims and		Gain on		Investment	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Coinsurance	Premium	Income	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Transaction	Revenue	(Loss)	Reserves	Costs	Expenses
Life Insurance	$2,568,799	$41,184,258	$52,074	$-	$3,517,458	$878,991	$2,331,375	$367,235	$6,590,086

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

					Percentage
			Assumed		of Amount
		Ceded to Other	from Other		Assumed to
	Gross Amount	Companies	Companies	Net Amount	Net
Year ended December 31, 2017
Life insurance in force	$219,023,000	$171,610,000	$3,998,000	$51,411,000	7.78%

Life insurance premiums	$2,463,418	$532,043	$22,591	$2,972,870	0.76%

Year ended December 31, 2016
Life insurance in force	$229,981,000	$110,670,000	$3,879,000	$123,190,000	3.15%

Life insurance premiums	$3,253,742	$287,780	$24,064	$3,517,458	0.68%

Schedule V

Midwest Holding Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31,
	2017	2016
Accumulated Depreciation:
Beginning of the year	961,864	864,526
Depreciation expense	65,092	103,623
Disposals	(132,942)	(6,285)
End of the year	$894,014	$961,864

INDEX OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Plan and Agreement of Merger – First Wyoming Capital Corporation, Midwest Holding Inc. and Midwest Acquisition, Inc. dated July 31, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on August 26, 2015.)
2.2	Plan and Agreement of Exchange - Midwest Holding Inc., Northstar Financial Corporation dated December 18, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on January 8, 2016.)
3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.)
3.5	American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)
10.1	Coinsurance Agreement – American Life & Security Corporation and US Alliance Life and Security Company dated September 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 6, 2017
10.2	Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/k/a Corporate Development Inc.). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.3	Administrative Services Agreement, dated August 17, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.4	Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Mark Oliver. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.5	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.6	Amendment Number One to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.7	Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.8	Bulk Reinsurance Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.9	Amendment to all Reinsurance Agreements, dated August 4, 2011, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

EXHIBIT NUMBER	DESCRIPTION
10.10	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.11	Reinsurance Agreement, dated January 1, 2010, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.12	Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.13	Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.14	Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.15	Amendment Number One to Reinsurance Agreement Number One dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.16	Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.17	Reinsurance Agreement Number One, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed April 2, 2012.)
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

* Filed herewith.