Form 10-Q
period 2018-03-31
MIDWEST HOLDING INC.
filed 2018-05-15
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, there were 22,860,701 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $21,503,891 and $21,573,519 respectively)	$20,348,789	$21,005,907
Real estate, held for investment	502,678	505,688
Policy Loans	431,755	435,196
Total investments	21,283,222	21,946,791
Cash and cash equivalents	505,220	951,527
Amounts recoverable from reinsurers	22,721,637	21,855,266
Interest due and accrued	228,319	223,166
Due premiums	564,206	635,835
Deferred acquisition costs, net	2,005,409	2,046,864
Value of business acquired, net	409,694	427,454
Intangible assets	700,000	700,000
Property and equipment, net	115,418	127,976
Other assets	91,091	107,723
Total assets	$48,624,216	$49,022,602
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$26,289,438	$26,228,105
Policy claims	426,965	447,513
Deposit-type contracts	18,860,160	18,421,055
Advance premiums	59,085	40,839
Deferred gain on coinsurance transaction	943,333	322,487
Total policy liabilities	46,578,981	45,459,999
Accounts payable and accrued expenses	588,204	790,361
Surplus notes	550,000	550,000
Total liabilities	47,717,185	46,800,360
Commitments and Contingencies (See Note 8)
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 22,860,701 as of March 31, 2018 and as of December 31, 2017.	22,861	22,861
Additional paid-in capital	33,006,255	33,006,255
Accumulated deficit	(30,994,953)	(30,252,971)
Accumulated other comprehensive loss	(1,127,132)	(553,903)
Total stockholders' equity	907,031	2,222,242
Total liabilities and stockholders' equity	$48,624,216	$49,022,602

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2018	2017
Income:
Premiums	$466,042	$832,847
Investment income, net of expenses	203,461	254,680
Net realized loss on investments	(49,671)	(35,504)
Miscellaneous income	26,240	18,800
	646,072	1,070,823
Expenses:
Death and other benefits	266,860	295,257
Interest credited	121,507	219,232
(Decrease) Increase in benefit reserves	(8,341)	145,126
Amortization of deferred acquisition costs	94,858	158,705
Salaries and benefits	482,716	576,608
Other operating expenses	430,454	719,799
	1,388,054	2,114,727
Loss before income taxes	(741,982)	(1,043,904)
Income tax expense	-	-
Net loss	(741,982)	(1,043,904)
Comprehensive (loss) income :
Unrealized (losses) income on investments arising during period	(622,900)	183,013
Less: reclassification adjustment for net realized losses on investments	49,671	35,504
Other comprehensive (loss) income	(573,229)	218,517
Comprehensive loss	$(1,315,211)	$(825,387)
Net loss per common share, basic and diluted	$(0.03)	$(0.05)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(741,982)	$(1,043,904)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	30,785	53,312
Depreciation and amortization	33,328	85,647
Deferred acquisition costs capitalized	(39,142)	(93,674)
Amortization of deferred acquisition costs	94,858	158,705
Net realized gains on investments	49,671	35,504
Deferred coinsurance ceding commission	(26,556)	-
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	(218,969)	56,882
Interest and dividends due and accrued	(5,153)	(26,061)
Due premiums	71,629	70,029
Policy liabilities	398,740	132,237
Other assets and liabilities	(185,525)	(206,280)
Net cash used for operating activities	(538,316)	(777,603)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(3,323,196)	(3,870,624)
Proceeds from sale or maturity	3,312,368	4,712,145
Net change in policy loans	3,441	(2,138)
Net purchases of property and equipment	-	(24,165)
Net cash (used for) provided by investing activities	(7,387)	815,218
Cash Flows from Financing Activities:
Preferred stock dividend	-	(21,560)
Receipts on deposit-type contracts	312,611	863,617
Withdrawals on deposit-type contracts	(213,215)	(319,707)
Net cash provided by financing activities	99,396	522,350
Net (decrease) increase in cash and cash equivalents	(446,307)	559,965
Cash and cash equivalents:
Beginning	951,527	661,545
Ending	$505,220	$1,221,510

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Special Note. We were not able to obtain and assimilate all information required to complete the required independent audit of our financial statements for the fiscal year ended December 31, 2017. Hence our financial statements for that period were unaudited as filed in our Annual Report on Form 10-K (“Current 10-K”). As we undertake and complete the audit process for the year ended December 31, 2017, certain adjustments may be required to be made in our Current 10-K which may have to be carried forward and may result in material changes to our financial position and results of operations presented in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 (“Current 10-Q”). When our audited financial statements are completed, they will be filed as an amendment to our Current 10-K and if, as a result, changes are required in this Current 10-Q, they will also be filed under an appropriate amendment.

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of operations: Midwest Holding Inc. (“Midwest” or “the Company”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of becoming a financial services company. The Company is in the life insurance business and operates through its wholly owned subsidiary, American Life & Security Corp. (“American Life”). The Company has made several acquisitions of life insurance companies and related entities since 2008, all of which have been merged into the Company or into American Life.

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

In the opinion of management and subject to the special note above, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018. All material inter-company accounts and transactions have been eliminated in consolidation.

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

No other-than-temporary impairments were recognized during the three months ended March 31, 2018 or 2017.

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

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the three months ended March 31, 2018 that suggest a review should be undertaken.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table provides information about deferred acquisition costs for the periods ended March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018	December 31, 2017
Balance at beginning of period	$2,046,864	$2,568,799
Capitalization of commissions, sales and issue expenses	39,142	333,940
Change in DAC due to unrealized investment losses	14,261	(14,144)
Gross amortization	(94,858)	(404,111)
Change in DAC due to coinsurance ceding commission	-	(437,620)
Balance at end of period	$2,005,409	$2,046,864

Value of business acquired: Value of business acquired (“VOBA”) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the three months ended March 31, 2018 that suggest a review should be undertaken.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $12,558 and $16,390 for the three months ended March 31, 2018 and 2017, respectively. Accumulated depreciation totaled $906,572 and $894,014 as of March 31, 2018 and December 31, 2017, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the three months ended March 31, 2018 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of March 31, 2018 or December 31, 2017.

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

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2010. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at March 31, 2018 or December 31, 2017.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. At March 31, 2018 and December 31, 2017, the Company had 22,860,701 voting common shares issued and outstanding.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Class A preferred shares were non-cumulative, non-voting and convertible by the holder to voting common shares after May, 2015, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share was $0.001 with 2,000,000 shares authorized. At December 31, 2017 the 74,159 Class A preferred shares outstanding were converted by the Company into 96,407 voting common shares.

The Class B preferred shares were non-cumulative, non-voting and convertible by the holder or the Company to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The par value per preferred share was $0.001 with 1,000,000 shares authorized. The stated annual dividend rate on the Class B preferred shares was 7%. Dividends totaling $30,544 were paid as of June 30, 2017. On June 15, 2017, the 102,669 outstanding Class B preferred shares were converted by the Company into 205,338 voting common shares.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended March 31, 2018 and 2017 were 22,860,701 and 22,558,956 shares, respectively.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 2. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of March 31, 2018 and December 31, 2017 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2018:
Fixed maturities:
U.S. government obligations	$2,127,142	$-	$140,505	$1,986,637
Mortgage-back securities	1,300,212	-	56,143	1,244,069
States and political subdivisions -- general obligations	268,805	-	3,649	265,156
States and political subdivisions -- special revenue	25,318	-	214	25,104
Corporate	17,782,414	7,533	962,124	16,827,823
Total fixed maturities	$21,503,891	$7,533	$1,162,635	$20,348,789
December 31, 2017:
Fixed maturities:
U.S. government obligations	$2,132,441	$-	$102,343	$2,030,098
Mortgage-back securities	1,365,684	-	47,103	1,318,581
States and political subdivisions -- general obligations	269,884	1,123	1,020	269,987
States and political subdivisions -- special revenue	25,347	38	-	25,385
Corporate	17,780,163	44,037	462,344	17,361,856
Total fixed maturities	$21,573,519	$45,198	$612,810	$21,005,907

The Company has two securities that individually exceed 10% of the total of the state and political subdivisions categories as of March 31, 2018. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
March 31, 2018:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$109,671	$106,363	AA+
Longview Washington Refunding	159,134	158,793	Aa3
Total	$268,805	$265,156

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at March 31, 2018 and December 31, 2017, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2018			December 31, 2017
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$254,346	$20,816	2	$262,662	$13,877	2
Mortgage-back securities	1,244,069	56,143	19	1,318,581	47,103	19
States and political subdivisions -- general obligations	265,156	3,649	2	108,917	1,020	1
States and political subdivisions -- special revenue	25,104	214	1	-	-	-
Corporate	10,680,779	471,058	55	7,511,874	133,061	35
Greater than 12 months:
U.S. government obligations	1,732,291	119,689	10	1,767,435	88,466	10
Corporate	5,886,070	491,066	37	7,144,231	329,283	42
Total fixed maturities	$20,087,815	$1,162,635	126	$18,113,700	$612,810	109

(1) We may reflect a security in more than one aging category based on various purchase dates.

Based on our review of the securities in an unrealized loss position at March 31, 2018 and December 31, 2017, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2018, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The amortized cost and estimated fair value of fixed maturities at March 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$200,819	$198,962
Due after one year through five years	1,450,714	1,392,599
Due after five years through ten years	6,427,610	6,045,849
Due after ten years	13,424,748	12,711,379
	$21,503,891	$20,348,789

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2018 and December 31, 2017, these required deposits had a total amortized cost of $3,281,240 and $3,287,932 and fair values of $3,085,185 and $3,167,727, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The components of net investment income for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Fixed maturities	$200,106	$264,581
Other	14,711	16,007
	214,817	280,588
Less investment expenses	(11,356)	(25,908)
Investment income, net of expenses	$203,461	$254,680

Proceeds for the three months ended March 31, 2018 and 2017 from sales of investments classified as available-for-sale were $3,312,368 and $4,712,145, respectively. Gross gains of $24,910 and $10,141 and gross losses of $74,581 and $45,645 were realized on those sales during the three months ended March 31, 2018 and 2017, respectively.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended March 31, 2018, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: The fair value for surplus notes is calculated using a discounted cash flow approach. Cash flows are projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes are structured such that all interest is paid at maturity. In the following fair value tables, the Company has included accrued interest expense, which is recorded in the accounts payable and accrued expenses, of approximately $301,930 and $293,922 in carrying value of the surplus notes as of March 31, 2018 and December 31, 2017, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

		Significant
	Quoted	Other	Significant
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2018
Fixed maturities:
U.S. government obligations	$-	$1,986,637	$-	$1,986,637
Mortgage-back securities	-	1,244,069	-	1,244,069
States and political subdivisions - general obligations	-	265,156	-	265,156
States and political subdivisions - special revenue	-	25,104	-	25,104
Corporate	-	16,827,823	-	16,827,823
Total fixed maturities	$-	$20,348,789	$-	$20,348,789
December 31, 2017
Fixed maturities:
U.S. government obligations	$-	$2,030,098	$-	$2,030,098
Mortgage-back securities	-	1,318,581	-	1,318,581
States and political subdivisions - general obligations	-	269,987	-	269,987
States and political subdivisions - special revenue	-	25,385	-	25,385
Corporate	-	17,361,856	-	17,361,856
Total fixed maturities	$-	$21,005,907	$-	$21,005,907

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

There were no transfers of financial instruments between any levels during the three months ended March 31, 2018 or during the year ended December 31, 2017.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$431,755	$-	$-	$431,755	$431,755
Cash	505,220	505,220	-	-	505,220
Liabilities:
Policyholder deposits (Deposit-type contracts)	18,860,160	-	-	18,860,160	18,860,160
Surplus notes and accrued interest payable	851,930	-	-	851,930	851,930

	December 31, 2017
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$435,196	$-	$-	$435,196	$435,196
Cash	951,527	951,527	-	-	951,527
Liabilities:
Policyholder deposits (Deposit-type contracts)	18,421,055	-	-	18,421,055	18,421,055
Surplus notes and accrued interest payable	843,922	-	-	843,922	843,922

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 4. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Deferred tax assets:
Loss carryforwards	$5,990,586	$5,782,279
Capitalized costs	305,137	317,026
Unrealized losses on investments	246,655	123,454
Benefit reserves	656,853	655,954
Total deferred tax assets	7,199,231	6,878,713
Less valuation allowance	(6,574,445)	(6,240,192)
Total deferred tax assets, net of valuation allowance	624,786	638,521
Deferred tax liabilities:
Policy acquisition costs	269,503	264,231
Due premiums	118,483	133,525
Value of business acquired	86,036	89,765
Intangible assets	147,000	147,000
Property and equipment	3,764	4,000
Total deferred tax liabilities	624,786	638,521
Net deferred tax assets	$-	$-

At March 31, 2018 and December 31, 2017, the Company recorded a valuation allowance of $6,574,445 and $6,240,192, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of March 31, 2018, have expiration dates that range from 2024 through 2036.

There was no income tax expense for the three months ended March 31, 2018 and 2017. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended March 31
	2018	2017
Computed expected income tax benefit	$(155,816)	$(354,927)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	1,957	2,877
Other	(57,193)	236
	(55,236)	3,113
Tax benefit before valuation allowance	(211,052)	(351,814)
Change in valuation allowance	211,052	351,814
Net income tax expenses	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 5. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 is as follows:

	March 31, 2018	December 31, 2017
Balance sheets:
Benefit and claim reserves assumed	$2,620,723	$2,638,477
Benefit and claim reserves ceded	22,721,637	21,855,266

	Three months ended March 31,
	2018	2017
Statements of comprehensive income:
Premiums assumed	$6,236	$6,514
Premiums ceded	342,509	50,015
Benefits assumed	59,270	15,766
Benefits ceded	61,076	115,846
Commissions assumed	6	10
Commissions ceded	1,934	-

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of March 31, 2018:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due/Advance	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$6,877	$94,926	$-	$101,803
Sagicor Life Insurance Company	A-	-	279,115	12,196,175	244,128	12,231,162
US Alliance Life and Security Company	NR	-	8,000	10,477,970	97,298	10,388,672
		$-	$293,992	$22,769,071	$341,426	$22,721,637

Effective September 30, 2017, American Life entered into an indemnity coinsurance transaction with US Alliance Life and Security Company (“US Alliance”) to transfer 100% of the risk related to the Great Plains Life and First Wyoming Life blocks of business. The purpose of this transaction was to provide statutory capital and surplus for American Life and has minimal effect on GAAP financials. We paid no commissions or brokerage fees for this transaction and the proceeds of the transaction were based upon valuations prepared by our third party actuary. American Life had more than one offer to assume this business. Under the indemnity coinsurance, US Alliance assumed certain liabilities and obligations for incurred claims, surrenders and commissions. As we are not relieved of our legal liability to the policyholders; the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from US Alliance. We transferred $9,569,175 of GAAP net adjusted reserves as of September 30, 2017 to US Alliance for cash of $7,078,223 which was net of a ceding allowance of $1,850,000 which is treated as an increase to surplus on a statutory basis. As a result of the transaction, in addition to the reserves, American Life will cede approximately $883,000 of annual GAAP revenues and $1,758,250 of statutory revenues. US Alliance assumes all responsibilities for incurred claims, surrenders and commission from the effective date.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The ceding commission of $1,850,000 first reduced DAC of $437,620 and VOBA of $1,085,811 which had been held on our books from the Great Plains Life and First Wyoming Life acquisitions. The remaining $967,521 has been reflected as a deferred gain, which will be recognized into income over the expected duration of the Great Plains Life and First Wyoming Life blocks of business.

At March 31, 2018 and December 31, 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $12,231,162 and $12,320,695, respectively. At March 31, 2018 and December 31, 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance was $10,388,672 and $9,426,203, respectively. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their obligations.

The use of reinsurance does not relieve American Life of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by American Life has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, a separate contingency reserve may be established. At March 31, 2018 and December 31, 2017, no contingency reserve was established.

Note 6. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the quarter ended March 31, 2018 and the year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Beginning balance	$18,421,055	$16,012,567
US Alliance	220,202	-
Deposits received	312,611	2,511,107
Investment earnings	121,507	808,085
Withdrawals	(213,215)	(899,799)
Contract Charges	(2,000)	(10,905)
Ending balance	$18,860,160	$18,421,055

Under the terms of American Life’s coinsurance agreement with Security National Life Insurance or SNL, American Life assumes certain deposit-type contract obligations, as shown in the table above. The remaining deposits, withdrawals and interest credited represent those for American Life’s direct business. Additionally, American Life cedes 100% of the Great Plains Life and First Wyoming Life’s block of business to US Alliance. Accordingly, this amount is presented within the corresponding single line above.

Note 7. Commitments and Contingencies

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters.

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company executed an amendment to its lease for an additional 2,876 square feet of office space on October 23, 2015, which expired on May 31, 2017. Rent expense for the three months ended March 31, 2018 and 2017 was $47,461 and $56,219, respectively. Future minimum lease payments for the remainder of 2017 and the subsequent years are as follows:

2018	$102,418
2019	141,412
2020	146,477
2021	151,543
2022	156,608
Later years	175,182
Total	$873,640

Note 8. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Effective September 30, 2017, American Life entered into a coinsurance agreement with US Alliance to cede 100% of the First Wyoming Life’s and Great Plains Life’s blocks of business. American Life’s statutory net loss for the quarters ended March 31, 2018 and 2017 were $651,716 and $722,991, respectively. Capital and surplus of American Life as of March 31, 2018 and December 31, 2017 was $2,321,219 and $2,962,885, respectively.

Note 9. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of March 31, 2018:

				Annual
Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

Any payments and/or repayments must be approved by the Nebraska Department of Insurance. As of March 31, 2018, the Company had accrued $301,930 of interest expense under accounts payable and accrued expenses on the consolidated balance sheet. No payments were made in the three months ended March 31, 2018, or during the year ended December 31, 2017. The surplus notes for $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 10. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-consolidated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended March 31, 2018 and 2017 amounted to $24,240 and $16,500, respectively.

Note 11. Subsequent Events

On May 9, 2018, the Company entered into a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”).

The following summarizes the Agreement:

Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement.

1. After certain conditions are met, primarily receipt of approval of the Agreement by the Nebraska Department of Insurance which is expected, but cannot be assured, within 30-60 days, a closing will be held (the “Initial Closing”) at which Xenith will loan $600,000 (the “Loan”) to the Company, repayable upon maturity in 10 years with cash interest of 4% per annum payable quarterly and accrued interest of another 4% per annum payable upon maturity.

2. The first $500,000 of the Loan will be convertible, at Xenith’s election, into approximately 24,300,000 shares of the Company’s voting common stock (which equates to approximately $0.02 per share). The remaining $100,000 will also be convertible at the same rate if the Company has adequate authorized voting common stock available which will require an amendment to its Articles of Incorporation under an SEC proxy statement.

3. Also at the Initial Closing Xenith will purchase 1,500,000 shares of the Company’s newly created Class C Preferred Stock for $1,500,000. The Preferred Stock will be convertible, at Xenith’s election, into approximately 72,900,000 shares of the Company’s voting common stock (also at approximately $0.02 per share).

4. After the Initial Closing (sale and issuance of the $600,000 Notes and the Preferred Stock) Xenith, in its sole discretion, may loan up to an additional $22,900,000 to the Company. Any loans made by Xenith under this election (“Subsequent Loans”) will also be convertible into the Company’s voting common stock at the rate of approximately $0.02 per share.

5. To summarize the above for purposes of illustration assuming the Notes and shares of Preferred Stock are converted into the Company’s voting common stock:

	Number	Percentage
Current Company Shareholders	22,900,000	18.3%

Note Conversion ($500,000)	24,300,000	19.5%

Note Conversion ($100,000)	4,900,000	3.9%

Preferred Stock Conversion	72,900,000	58.3%

Total Outstanding	125,000,000	100.0%

For additional details, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2018, compared with December 31, 2017, and the results of operations for the three months ended March 31, 2018, compared with the corresponding period in 2017 of Midwest Holding Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “intends,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our 2017 Form 10-K.

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

Critical Accounting Policies and Estimates

The MD&A included in our 2017 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2017 Form 10-K.

Consolidated Results of Operations

The following discussion compares the results of the quarter ended March 31, 2018 with the quarter ended March 31, 2017. Unless the context indicates otherwise, the 2018 results are stated first followed by 2017 results.

Net Loss: The decrease in net loss was primarily due to the decline in death benefits and surrenders, interest credited, lower reserves, the amortization of deferred acquisition costs, and the decrease in other operating expenses and salaries. These decreases were offset by a decline in revenues.

Revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Three months ended March 31,
	2018	2017
Premiums	$466,042	$832,847
Investment income, net of expenses	203,461	254,680
Net realized gains (losses) on investments	(49,671)	(35,504)
Miscellaneous income	26,240	18,800
	$646,072	$1,070,823

Premium revenue: Premium revenue decreased primarily due to American Life’s coinsurance agreement with US Alliance to cede 100% the Great Plains and First Wyoming blocks of business. We had limited production of new insurance business in 2017 and expect the same during the remainder of 2018.

Investment income, net of expenses: The components of our net investment income are as follows:

	Three months ended March 31,
	2018	2017
Fixed maturities	$200,106	$264,581
Other	14,711	16,007
	214,817	280,588
Less investment expenses	(11,356)	(25,908)
Investment income, net of expenses	$203,461	$254,680

The decrease in investment income was due primarily to the decrease in our bond portfolio from the sale of bonds during the third quarter of 2017 to provide cash to US Alliance for the coinsurance agreement. Policy loan interest and miscellaneous investment income is included in the “Other” line item above. The decrease in investment expenses was due to the transfer of bonds to American Life’s custodial account from the custodial accounts that were held for First Wyoming Life and Great Plains Life prior to our acquisition of those companies in January of 2017.

Net realized gains on investments: The net realized gain decreased primarily due the market conditions deteriorating in 2018 when most of our bond portfolio was in an unrealized loss position, therefore, when bonds are sold we incurred losses.

Miscellaneous income: Miscellaneous income increased due an increase in our TPA fees. We have two customers for whom we performed these services. We do not expect such services to be a significant source of future revenue. TPA fees earned during the three months ended March 31, 2018 and 2017 were $24,240 and $16,500, respectively.

Expenses are summarized in the table below.

	Three months ended March 31,
	2018	2017
Death and other benefits	$266,860	$295,257
Interest credited	121,507	219,232
Increase in benefit reserves	(8,341)	145,126
Amortization of deferred acquisition costs	94,858	158,705
Salaries and benefits	482,716	576,608
Other operating expenses	430,454	719,799
	$1,388,054	$2,114,727

Death and other benefits: Death benefits decreased due to an decrease in our direct paid claims. We expect death benefits to continue at current levels due to the age of a block of business we acquired several years ago. Claims experience on our current underwritten block has been minimal. We maintain policy reserves to offset the effect of all claims. Claim expenses on our acquired block of business are largely offset by a release in policy reserves. The decrease in our direct block of business was offset by an increase in our assumed claims.

Interest credited: The decrease was due to American Life’s coinsurance agreement with US Alliance to cede 100% of the Great Plains Life and First Wyoming Life’s blocks of business.

Increase in benefit reserves: The decrease in benefit reserves reflects American Life’s coinsurance agreement with US Alliance to cede 100% of the great Plains Life and First Wyoming Life’s blocks of business. Surrenders primarily from acquired blocks of business also had a direct impact on the decrease in reserves. American Life’s overall persistency is 94% which is above industry average and better than the pricing model for the block.

Amortization of deferred acquisition costs: The decrease was due to American Life’s coinsurance agreement with US Alliance to cede 100% of the Great Plains Life and First Wyoming Life’s blocks of business.

Salaries and benefits: The decrease was due to management’s cost cutting efforts primarily through reduction of staff.

Other operating expenses: Other operating expenses decreased due to reduction in audit fees of $94,000 incurred in the first quarter of 2018 compared to 2017, the Nebraska Department of Insurance regulatory examination fees of $80,000 incurred in 2017, and a decrease in VOBA amortization of $48,000 due to American Life’s coinsurance agreement with US Alliance to cede 100% of the Great Plains Life and First Wyoming Life’s blocks of business which resulted in us writing off the VOBA associated with those businesses. The reduction in audit fees resulted from our inability to start and complete the independent audit of our financial statements for the year ended December 31, 2017.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, with smaller holdings in equity securities, real estate held for investment, and policy loans. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$1,986,637	9.1%	$2,030,098	8.9%
Mortgage-back securities	1,244,069	5.7	1,318,581	5.8
States and political subdivisions - general obligation	265,156	1.2	269,987	1.2
States and political subdivisions - special revenue	25,104	0.1	25,385	0.1
Corporate	16,827,823	77.3	17,361,856	75.7
Total fixed maturity securities	20,348,789	93.4	21,005,907	91.7
Cash and cash equivalents	505,220	2.3	951,527	4.2
Other investments:
Real estate, held for investment	502,678	2.3	505,688	2.2
Policy loans	431,755	2.0	435,196	1.9
Total	$21,788,442	100.0%	$22,898,318	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$4,793,677	23.6%	$3,146,782	15.0%
AA	1,421,020	7.0	2,979,616	14.2
A	5,138,155	25.3	6,797,613	32.4
BBB	8,546,646	41.9	7,573,843	36.0
Total investment grade	19,899,498	97.8	20,497,854	97.6
BB and other	449,291	2.2	508,053	2.4
Total	$20,348,789	100.0%	$21,005,907	100.0%

Reflecting the quality of securities maintained by the Company, 97.8% and 97.6% of all fixed maturity securities were investment grade as of March 31, 2018 and December 31, 2017, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

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

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents totaling $505,220. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for the remainder of 2018 when combined with the liquidity associated with our investment portfolio. However, most of our liquid assets are held in our insurance subsidiary and under existing insurance law, the subsidiary cannot make significant payments to us as the parent company. Accordingly, unless we are able to raise substantial additional capital in the near term, our ability to continue as a going concern is doubtful. Management has been seeking to raise additional capital or obtain other financing in order to meet the liquidity issues that we face, but we cannot assure that additional capital or another form of funding will occur in 2018. We have based the foregoing upon assumptions that may prove to be wrong and we could use our limited capital resources sooner than we currently expect.

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

Effective September 30, 2017, American Life entered into an indemnity coinsurance transaction with US Alliance to transfer 100% of the risk related to the Great Plains Life and First Wyoming Life blocks of business. The purpose of this transaction was to provide statutory capital and surplus for American Life and has minimal effect on GAAP financials. We paid no commissions or brokerage fees for this transaction and the proceeds of the transaction were based upon valuations prepared by our third party actuary. Under the indemnity coinsurance, US Alliance assumed certain liabilities and obligations for incurred claims, surrenders and commission from the effective date. As we are not relieved of our legal liability to the policyholders; the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from US Alliance. We transferred $9,569,175 of GAAP net adjusted reserves as of September 30, 2017 to US Alliance for cash of $7,078,223 which was net of a ceding allowance of $1,850,000 which is treated as an increase to surplus on a statutory basis. As a result of the transaction, in addition to the reserves, American Life will cede approximately $883,000 of annual GAAP revenues and $1,758,250 of statutory revenues.

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

Net cash used by operating activities was $538,316 for March 31, 2018, which was comprised primarily of the net loss of $741,982 and the amounts recoverable from reinsurers of $218,969, partially offset by an increase in policy liabilities of $398,740. Net cash used for investing activities was $7,387. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was our purchases of investments in available-for-sale securities and the purchase of property and equipment. Net cash provided by financing activities was $99,396. The primary source of cash was net receipts on deposit-type contracts.

Management has been focused on raising additional capital or seeking other funding from outside investors. On May 9, 2018, the Company entered into a Loan, Covertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). The Nebraska Department of Insurance will need to approve the Agreement, which is expected, within 30-60 days.

For more information, see Note. 11 Subsequent Events on page 20 above and/or the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2018.

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

Management, (with the participation of our principal executive officer/principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2018. Based on this evaluation, our principal executive officer/principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer/principal financial officer to allow timely decisions regarding required disclosure.

However, we were not able to obtain and assimilate all information required to complete the required independent audit of our financial statements for the fiscal year ended December 31, 2017. Hence our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on April 16, 2018 (“Original Filing”) did not technically meet the requirements of the Exchange Act. When the audited financial statements are completed, they will be filed under an amendment to the Original Filing.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 in response to Item 1A of Part I of such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT
NUMBER	DESCRIPTION
31.1*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2018

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
Principal Executive Officer & Principal Financial Officer