Form 10-Q
period 2018-06-30
MIDWEST HOLDING INC.
filed 2018-08-14
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, there were 22,860,701 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $20,915,363 and $21,573,519, respectively)	$19,297,644	$21,005,907
Other invested assets	110,223	-
Real estate, held for investment	499,668	505,688
Policy loans	438,465	435,196
Total investments	20,346,000	21,946,791
Cash and cash equivalents	2,660,663	951,527
Amounts recoverable from reinsurers	22,853,760	22,501,593
Interest due and accrued	224,691	223,166
Due premiums	584,091	637,574
Deferred acquisition costs, net	1,926,743	2,046,864
Value of business acquired, net	390,738	427,454
Intangible assets	700,000	700,000
Property and equipment, net	109,449	127,976
Other assets	183,921	107,723
Total assets	$49,980,056	$49,670,668
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$26,321,196	$26,228,105
Policy claims	384,634	447,513
Deposit-type contracts	19,189,533	18,421,055
Advance premiums	37,740	40,839
Deferred gain on coinsurance transaction	931,239	955,427
Total policy liabilities	46,864,342	46,092,939
Notes payable	600,000	-
Accounts payable and accrued expenses	490,937	791,294
Surplus notes	550,000	550,000
Total liabilities	48,505,279	47,434,233
Commitments and Contingencies (See Note 8)
Stockholders' Equity:
Preferred stock, Series C , $0.001 par value. Authorized 1,500,00 shares; issued and outstanding 1,500,000 as of June 30, 2018	1,500	-
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 22,860,701 as of June 30, 2018 and as of December 31, 2017.	22,861	22,861
Additional paid-in capital	34,504,755	33,006,255
Accumulated deficit	(31,607,275)	(30,238,778)
Accumulated other comprehensive loss	(1,447,064)	(553,903)
Total stockholders' equity	1,474,777	2,236,435
Total liabilities and stockholders' equity	$49,980,056	$49,670,668

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income:
Premiums	$514,057	$871,535	$971,423	$1,704,382
Investment income, net of expenses	201,471	250,153	404,932	504,833
Net realized (losses) gains on investments	(152,203)	54,513	(201,874)	19,009
Miscellaneous income	25,044	19,055	51,284	37,855
	588,369	1,195,256	1,225,765	2,266,079
Expenses:
Death and other benefits	237,421	270,337	504,281	565,594
Interest credited	124,644	234,149	246,151	453,381
Increase in benefit reserves	20,904	162,620	12,563	307,746
Amortization of deferred acquisition costs	108,055	134,149	202,913	292,854
Salaries and benefits	429,821	528,042	912,537	1,103,608
Other operating expenses	276,136	656,434	715,817	1,377,275
	1,196,981	1,985,731	2,594,262	4,100,458
Loss before income taxes	(608,612)	(790,475)	(1,368,497)	(1,834,379)
Income tax expense	-	-	-	-
Net loss	(608,612)	(790,475)	(1,368,497)	(1,834,379)
Comprehensive loss:
Unrealized (losses) gains on investments arising during period	(472,135)	356,652	(1,095,035)	539,665
Less: reclassification adjustment for net realized losses (gains) on investments	152,203	(54,513)	201,874	(19,009)
Other comprehensive (loss) income	(319,932)	302,139	(893,161)	520,656
Comprehensive loss	$(928,544)	$(488,336)	$(2,261,658)	$(1,313,723)
Net loss per common share, basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.08)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,368,497)	$(1,834,379)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	58,719	102,300
Depreciation and amortization	67,970	170,063
Deferred acquisition costs capitalized	(59,771)	(220,360)
Amortization of deferred acquisition costs	202,913	292,854
Net realized losses (gains) on investments	201,874	(19,009)
Deferred coinsurance ceding commission	(24,188)	-
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	(352,167)	251,005
Interest and dividends due and accrued	(1,525)	4,887
Due premiums	53,483	21,709
Policy liabilities	672,821	460,412
Other assets and liabilities	(352,853)	291,124
Net cash used for operating activities	(901,221)	(479,394)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(5,837,939)	(14,009,798)
Proceeds from sale or maturity	6,335,502	15,381,725
Other invested assets purchased	(100,000)	-
Net change in policy loans	(3,269)	(10,148)
Net purchases of property and equipment	(6,707)	(41,588)
Net cash provided by investing activities	387,587	1,320,191
Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	1,500,000	-
Preferred stock dividend	-	(30,543)
Proceeds from issuance of notes payable	600,000	-
Receipts on deposit-type contracts	579,352	1,405,247
Withdrawals on deposit-type contracts	(456,582)	(594,544)
Net cash provided by financing activities	2,222,770	780,160
Net increase in cash and cash equivalents	1,709,136	1,620,957
Cash and cash equivalents:
Beginning	951,527	661,545
Ending	$2,660,663	$2,282,502

Supplemental Cash Flow Information
(Unaudited)

	June 30, 2018	June 30, 2017
Supplemental Disclosure of Non-Cash Information
Converted Series B Preferred Stock	$-	$(103)
Common stock issues from converted Series B Preferred Stock	-	103
	$-	$-

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Special Note. We were not able to obtain and assimilate all information required to complete the required independent audit of our financial statements for the fiscal year ended December 31, 2017. Hence our financial statements for that period were unaudited as filed in our Annual Report on Form 10-K (“Current 10-K”). As we undertake and complete the audit process for the year ended December 31, 2017, certain adjustments may be required to be made in our Current 10-K which may have to be carried forward and may result in material changes to our financial position and results of operations presented in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 (“Current 10-Q”). When our audited financial statements are completed, they will be filed as an amendment to our Current 10-K and if, as a result, changes are required in this Current 10-Q, they will also be filed under an appropriate amendment.

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

In the opinion of management, and subject to the Special Note above, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the six month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the six months ended June 30, 2018 or 2017.

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

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the six months ended June 30, 2018 that suggest a review should be undertaken.

The following table provides information about deferred acquisition costs for the periods ended June 30, 2018 and December 31, 2017, respectively.

	Six Months Ended	Year Ended
	June 30,	December 31
	2018	2017
Balance at beginning of period	$2,046,864	$2,568,799
Capitalization of commissions, sales and issue expenses	59,771	333,940
Change in DAC due to unrealized investment losses	23,021	(14,144)
Gross amortization	(202,913)	(404,111)
Change in DAC due to coinsurance ceding commission	-	(437,620)
Balance at end of period	$1,926,743	$2,046,864

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Value of business acquired: Value of business acquired (“VOBA”) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the six months ended June 30, 2018 that suggest a review should be undertaken.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $12,676 and $17,258 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense totaled $25,234 and $33,647 for the six months ended June 30, 2018 and 2017, respectively. Accumulated depreciation net of disposals totaled $919,248 and $894,014 as of June 30, 2018 and December 31, 2017, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the six months ended June 30, 2018 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of June 30, 2018 or December 31, 2017.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2010. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at June 30, 2018 or December 31, 2017.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. At June 30, 2018 and December 31, 2017, the Company had 22,860,701 voting common shares issued and outstanding, respectively.

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

The Class C preferred shares are cumulative, non-voting and convertible by the holder at any time after the original Series C issue date into approximately 48.57 shares of fully paid and non-assessable voting common shares. The par value per preferred share is $0.001 with 1,500,000 shares authorized and outstanding as of June 30, 2018. Each preferred share has a liquidation preference of $1.00 per share. The stated annual dividend rate on the Class C preferred shares is 8% and will begin accruing on June 28, 2018.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Loss per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended June 30, 2018 and 2017 were 22,860,701 and 22,764,294 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2018 and 2017 were 22,860,701 and 22,763,160 shares, respectively.

New accounting standards: On February 14, 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. It allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The Company has evaluated the impact of this update and has determined that this does not impact us currently due to not recording unrealized losses or gains net of tax. The Company has incurred net operating losses since inception so we don't record deferred tax assets or deferred tax liabilities due to establishing a valuation allowance.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a prospective approach, with early adoption permitted for transactions not previously reported in issued financial statements. The Company adopted this ASU on January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, however, the Company will apply the provisions of ASU 2017-01 to future acquisitions.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU's on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10), a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. The Company will utilize the modified retrospective method upon adoption of ASU 2014-09 on January 1, 2018. Under the modified retrospective method, revenues and other disclosures for pre-2017 periods would be provided in the notes to the consolidated financial statements as previously reported under the current revenue standard. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09; therefore, this standard would not apply to the majority of our consolidated revenues. For the Company's miscellaneous income, which is within the scope of this guidance, the Company reviewed its service fee income revenue streams and compared its historical accounting policies and practices to the new standard. The Company believes its historical revenue recognition was materially consistent with the way we recognized service fee income as of June 30, 2018.

Note 2. Change in Control

On May 9, 2018, the Company entered into a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”).

The terms and conditions of the Agreement were described in Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2018. All conditions to consummation of the Agreement, including approval of the transactions contemplated therein by the State of Nebraska Department of Insurance, were subsequently met and a closing was held pursuant to the Agreement on June 28, 2018 (the “Closing”).

At Closing, Xenith loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with cash interest of 4% per annum payable quarterly and accrued interest of another 4% per annum payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. The first $500,000 note is convertible, at Xenith’s election, into approximately 24,300,000 shares of Midwest’s voting common stock (“Common Stock”) which equates to approximately $0.02 per share. The remaining $100,000 note will also be convertible at the same rate if Midwest has adequate authorized Common Stock available which will require an amendment to its Articles of Incorporation under a proxy statement to be filed with the SEC as soon as practicable.

The Agreement further provides that Xenith, in its sole discretion, may loan up to an additional $22,900,000 to Midwest. Any loans made by Xenith under this election (“Subsequent Loans”) will also be convertible into Midwest’s Common Stock at the rate of approximately $0.02 per share.

The conversion of Subsequent Loans assumes that Midwest’s Articles of Incorporation are appropriately amended. This amendment will require approval of Midwest’s shareholders as indicated above.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The notes are secured under a Security Agreement which is collateralized by all of the issued and outstanding shares of Midwest’s wholly owned insurance subsidiary, American Life and Security Corp (“American Life”). Xenith has the right to foreclose on the collateral if Midwest commits an event of default under the notes. Defaults include Midwest’s failure to pay interest or principal on the notes when due, failure to observe any material provision of the Agreement, misrepresentations under the Agreement or bankruptcy or insolvency proceedings involving Midwest.

Also at the Closing, Midwest sold 1,500,000 shares of newly created Class C Preferred Stock to Xenith for $1,500,000. The Class C Preferred Stock is convertible, at Xenith’s election, into approximately 72,900,000 shares of Midwest’s Common Stock at approximately $0.02 per share.

To summarize the above for purposes of illustration assuming the Notes and shares of Preferred Stock are converted in the Company’s voting common stock:

	Number	Percentage
Current company shareholders	22,900,000	18.3%
Note conversion ($500,000)	24,300,000	19.5%
Note conversion ($100,000)	4,900,000	3.9%
Preferred stock conversion	72,900,000	58.3%
Total Outstanding	125,000,000	100.0%

For additional details, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018.

Note 3. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of June 30, 2018 and December 31, 2017 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2018:
Fixed maturities:
U.S. government obligations	$2,121,765	$-	$149,574	$1,972,191
Mortgage-back securities	1,231,344	-	68,185	1,163,159
States and political subdivisions -- general obligations	267,710	-	4,726	262,984
States and political subdivisions -- special revenue	25,290	-	166	25,124
Corporate	17,169,254	3,131	1,298,199	15,874,186
Total fixed maturities	$20,815,363	$3,131	$1,520,850	$19,297,644
Other invested assets	100,000	10,223	-	110,223
Total Investments	$20,915,363	$13,354	$1,520,850	$19,407,867
December 31, 2017:
Fixed maturities:
U.S. government obligations	$2,132,441	$-	$102,343	$2,030,098
Mortgage-back securities	1,365,684	-	47,103	1,318,581
States and political subdivisions -- general obligations	269,884	1,123	1,020	269,987
States and political subdivisions -- special revenue	25,347	38	-	25,385
Corporate	17,780,163	44,037	462,344	17,361,856
Total fixed maturities	$21,573,519	$45,198	$612,810	$21,005,907

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Company has two securities that individually exceed 10% of the total of the state and political subdivisions categories as of June 30, 2018. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
June 30, 2018:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$109,400	$105,415	AA+
Longview Washington Refunding	158,310	157,569	Aa3
Total	$267,710	$262,984

The following table summarizes, for all securities in an unrealized loss position at June 30, 2018 and December 31, 2017, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	June 30, 2018:			December 31, 2017
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$7,741	$575	1	$262,662	$13,877	2
Mortgage-back securities	287,576	16,854	4	1,318,581	47,103	19
States and political subdivisions -- general obligations	262,984	4,726	2	108,917	1,020	1
States and political subdivisions -- special revenue	25,124	166	1	-	-	-
Corporate	9,079,753	605,867	50	7,511,874	133,061	35
Greater than 12 months:
U.S. government obligations	1,964,450	148,999	11	1,767,435	88,466	10
Mortgage-back securities	875,583	51,331	15
Corporate	6,295,257	692,332	36	7,144,231	329,283	42
Total fixed maturities	$18,798,468	$1,520,850	120	$18,113,700	$612,810	109

(1) We may reflect a security in more than one aging category based on various purchase dates.

Based on our review of the securities in an unrealized loss position at June 30, 2018 and December 31, 2017, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2018, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The amortized cost and estimated fair value of fixed maturities at June 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$200,545	$199,218
Due after one year through five years	982,973	940,764
Due after five years through ten years	5,262,866	4,889,471
Due after ten years	14,368,979	13,268,191
	$20,815,363	$19,297,644

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2018 and December 31, 2017, these required deposits had a total amortized cost of $3,171,705 and $3,287,932 and fair values of $2,958,143 and $3,167,727, respectively.

The components of net investment income for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed maturities	$197,086	$244,867	$397,192	$509,448
Other	14,755	16,611	29,466	32,618
	211,841	261,478	426,658	542,066
Less investment expenses	(10,370)	(11,325)	(21,726)	(37,233)
Investment income, net of expenses	$201,471	$250,153	$404,932	$504,833

Proceeds for the three months ended June 30, 2018 and 2017 from sales of investments classified as available-for-sale were $3,023,134 and $10,669,580, respectively. Gross gains of $0 and $77,394 and gross losses of $152,203 and $22,881 were realized on those sales during the three months ended June 30, 2018 and 2017, respectively. Proceeds for the six months ended June 30, 2018 and 2017 from sales of investments classified as available-for-sale were $6,335,502 and $15,381,725, respectively. Gross gains of $24,910 and $87,535 and gross losses of $226,784 and $68,526 were realized on those sales during the six months ended June 30, 2018 and 2017, respectively.

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended June 30, 2018, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: The fair value for surplus notes was calculated using a discounted cash flow approach. Cash flows were projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes were structured such that all interest is paid at maturity. American Life reached an agreement with the holder of the notes upon the completion of the transaction between Midwest and Xenith that the surplus notes in the tables below would be settled by netting the face value of the notes against certain real estate held by American Life. The interest accrued will not need to be paid at time of settlement as it has been forgiven. It is expected that the settlement will be completed before the end of 2018.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2018
Fixed maturities:
U.S. government obligations	$-	$1,972,191	$-	$1,972,191
Agency securities	-	1,163,159	-	1,163,159
States and political subdivisions — general obligations	-	262,984	-	262,984
States and political subdivisions — special revenue	-	25,124	-	25,124
Corporate	-	15,874,186	-	15,874,186
Total fixed maturities	-	19,297,644	-	19,297,644
Other invested assets	-	110,223	-	110,223
Total Investments	$-	$19,407,867	$-	$19,407,867
December 31, 2017
Fixed maturities:
U.S. government obligations	$-	$2,030,098	$-	$2,030,098
Mortgage-back securities	-	1,318,581	-	1,318,581
States and political subdivisions - general obligations	-	269,987	-	269,987
States and political subdivisions - special revenue	-	25,385	-	25,385
Corporate	-	17,361,856	-	17,361,856
Total fixed maturities	$-	$21,005,907	$-	$21,005,907

There were no transfers of financial instruments between any levels during the six months ended June 30, 2018 or during the year ended December 31, 2017.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$438,465	$-	$-	$438,465	$438,465
Cash	2,660,663	2,660,663	-	-	2,660,663
Liabilities:
Policyholder deposits (Deposit-type contracts)	19,189,533	-	-	19,189,533	19,189,533
Surplus notes	550,000	-	-	550,000	550,000

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	December 31, 2017
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$435,196	$-	$-	$435,196	$435,196
Cash	951,527	951,527	-	-	951,527
Liabilities:
Policyholder deposits (Investment-type contracts)	18,421,055	-	-	18,421,055	18,421,055
Surplus notes and accrued interest payable	843,922	-	-	843,922	843,922

Note 5. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Deferred tax assets:
Loss carryforwards	$607,688	$5,782,670
Capitalized costs	293,249	317,026
Unrealized losses on investments	320,306	123,454
Benefit reserves	654,347	656,180
Total deferred tax assets	1,875,590	6,879,330
Less valuation allowance	(1,223,662)	(6,240,769)
Total deferred tax assets, net of valuation allowance	651,928	638,561
Deferred tax liabilities:
Policy acquisition costs	288,049	263,905
Due premiums	122,659	133,891
Value of business acquired	82,055	89,765
Intangible assets	147,000	147,000
Policy loans	8,401	-
Property and equipment	3,764	4,000
Total deferred tax liabilities	651,928	638,561
Net deferred tax assets	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

At June 30, 2018 and December 31, 2017, the Company recorded a valuation allowance of $1,223,662 and $6,240,769, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of June 30, 2018, have expiration dates that range from 2024 through 2036.

There was no income tax expense for the three and six months ended June 30, 2018 and 2017. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2018 and 34% in 2017 to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Computed expected income tax benefit	$(131,568)	$(268,762)	$(287,384)	$(623,689)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	2,247	3,388	4,204	6,265
Adjustment to prior year NOL	-	(1,172,196)	-	(1,172,196)
Other	(17,497)	(9,798)	(34,890)	(9,562)
	5,516,779	(1,178,606)	5,501,343	(1,175,493)
Tax benefit before valuation allowance	5,385,211	(1,447,368)	5,213,959	(1,799,182)
Change in valuation allowance	(5,385,211)	1,447,368	(5,213,959)	1,799,182
Net income tax expenses	$-	$-	$-	$-

Note 6. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 is as follows:

	June 30, 2018	December 31, 2017
Balance sheets:
Benefit and claim reserves assumed	$2,613,489	$2,638,477
Benefit and claim reserves ceded	22,853,760	22,501,593

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Statements of comprehensive income:
Premiums assumed	$2,111	$5,076	$8,347	$11,590
Premiums ceded	298,156	57,581	640,665	107,597
Benefits assumed	33,165	13,364	92,435	29,130
Benefits ceded	41,986	97,109	103,062	212,955
Commissions assumed	9	4	14	14
Commissions ceded	2,286	-	4,220	-

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of June 30, 2018:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$6,700	$87,362	$-	$94,062
Sagicor Life Insurance Company	A-	-	238,158	12,165,157	256,928	12,146,387
US Alliance Life and Security Company	NR	-	8,000	10,696,862	91,551	10,613,311
		$-	$252,858	$22,949,381	$348,479	$22,853,760

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

The ceding commission of $1,850,000 first reduced DAC of $437,620 and VOBA of $1,085,811 which had been held on our books from the Great Plains Life and First Wyoming Life acquisitions. The remaining $967,521 was reflected as a deferred gain, which is being recognized into income over the expected duration of the Great Plains Life and First Wyoming Life blocks of business.

At June 30, 2018 and December 31, 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $12,146,387 and $12,320,695, respectively. At June, 2018 and December 31, 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance was $10,613,311 and $10,072,530, respectively. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their obligations.

The use of reinsurance does not relieve American Life of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by American Life has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, a separate contingency reserve may be established. At June 30, 2018 and December 31, 2017, no contingency reserve was established.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 7. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the quarter ended June 30, 2018 and the year ended December 31, 2017:

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Beginning balance	$18,421,055	$16,012,567
US Alliance	403,125	-
Deposits received	579,352	2,511,107
Investment earnings	246,152	808,085
Withdrawals	(456,582)	(899,799)
Contract charges	(3,569)	(10,905)
Ending balance	$19,189,533	$18,421,055

Under the terms of American Life’s coinsurance agreement with Security National Life, American Life assumes certain deposit-type contract obligations, as shown in the table above. The remaining deposits, withdrawals and interest credited represent those for American Life’s direct business.

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

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company executed an amendment to its lease for an additional 2,876 square feet of office space on October 23, 2015, which expired on May 31, 2017. Rent expense for the three months ended June 30, 2018 and 2017 was $47,683 and $60,914, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $95,144 and $117,134, respectively. Future minimum lease payments for the remainder of 2018 and the subsequent years are as follows:

2018	$68,279
2019	141,412
2020	146,477
2021	151,543
2022	156,608
Later years	175,182
Total	$839,501

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 9. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. American Life’s statutory net loss for the six months ending June 30, 2018 and 2017 was $1,378,230 and $1,477,855, respectively. Capital and surplus of American Life as of June 30, 2018 and December 31, 2017 were $3,379,086 and $2,962,885, respectively. The increase in capital and surplus of American Life is primarily due the capital contribution from Midwest of $2,000,000 as a result of the transaction between Midwest and Xenith.

Note 10. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of June 30, 2018:

				Annual
Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$ 250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

The Company reached an agreement with David Elmore following the closing of the transaction with Xenith and subject to approval by the Nebraska Department of Insurance, that the surplus notes will be retired in full, including any accrued interest, through the transfer of 10 condominiums in Hawaii owned by American Life. As of June 30, 2018, the book value of the condominiums was $499,668 with an appraised value of $640,000. The transaction with Xenith closed on June 28, 2018; therefore, the $310,000 of prior accrued interest on the surplus notes has been written off. The retirement of the surplus notes and the transfer of the 10 condominiums is expected to occur before the end of 2018. No payments on the note were made in the six months ended June 30, 2018, or during the year ended December 31, 2017.

Note 11. Related Party Transactions

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended June 30, 2018 and 2017 were $23,100 and $16,500, respectively. Fees earned during the six months ended June 30, 2018 and 2017 were $47,340 and $33,000, respectively.

Note 12. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at June 30, 2018, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued and found no events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2018, compared with December 31, 2017, and the results of operations for the three and six months ended June 30, 2018, compared with the corresponding periods in 2017 of Midwest Holding Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On May 9, 2018, we entered into a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”).

The terms and conditions of the Agreement were described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 3, 2018. All conditions to consummation of the Agreement, including approval of the transactions contemplated therein by the State of Nebraska Department of Insurance, were subsequently met and a closing was held pursuant to the Agreement on June 28, 2018 (the “Closing”). See Note 2 in Item 1 above for more details.

Critical Accounting Policies and Estimates

The Management’s Discussion and Analysis section included in our 2017 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2017 Form 10-K.

Consolidated Results of Operations – Three Months Ended June 30, 2018

The following discussion compares the results of the three months ended June 30, 2018 with the three months ended June 30, 2017. Unless the context indicates otherwise, the 2018 results are stated first followed by 2017 results.

Net Loss: The decrease in net loss was primarily due to the decrease in death benefits and surrenders, interest credited, amortization of deferred acquisition costs, and salaries and operating expenses. These were offset by the decline in premium revenue and an increase in realized losses.

Revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Three months ended June 30,
	2018	2017
Premiums	$514,057	$871,535
Investment income, net of expenses	201,471	250,153
Net realized (losses) gains on investments	(152,203)	54,513
Miscellaneous income	25,044	19,055
	$588,369	$1,195,256

Premium revenue: Premium revenue decreased primarily due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business effective September 30, 2017 with approximately $275,000 of quarterly premiums. This combined with our decision to reduce new life insurance policy sales to near zero in 2017 and for the first half of 2018 in order to preserve the regulatory capital and surplus of American Life decreased our premium income. The net effect is evident in the second quarter of 2018 and we expect it will be evident throughout the remainder of 2018. We expect to have very limited production of new insurance business for the remainder of 2018.

Investment income, net of expenses: The components of net investment income were as follows:

	Three months ended June 30,
	2018	2017
Fixed maturities	$197,086	$244,867
Other	14,755	16,611
	211,841	261,478
Less investment expenses	(10,370)	(11,325)
Investment income, net of expenses	$201,471	$250,153

The decrease in investment income was due primarily to the sale of bonds for $6.9 million in the third quarter of 2017 to fund the coinsurance transaction between American Life and US Alliance as mentioned above. Policy loan interest and miscellaneous investment income is included in the “Other” line item above.

Net realized (losses) gains on investments: The increase in losses on bonds was primarily driven by the Federal Reserve raising its rates during the last half of 2017 and the first half of 2018 which lowered our market value compared to the book value of our portfolio at the time the bonds were sold.

Miscellaneous income: Miscellaneous income increased slightly due to our Third Party Administration (“TPA”) activities and our deposit-type contract fees. Fees earned during the three months ended June 30, 2018 and 2017 were $23,100 and $16,500, respectively.

Expenses are summarized in the table below.

	Three months ended June 30,
	2018	2017
Death and other benefits	$237,421	$270,337
Interest credited	124,644	234,149
Increase in benefit reserves	20,904	162,620
Amortization of deferred acquisition costs	108,055	134,149
Salaries and benefits	429,821	528,042
Other operating expenses	276,136	656,434
	$1,196,981	$1,985,731

Death and other benefits: Death benefits decreased due to reduced claims and surrenders. We expect death benefits to continue at current levels due to the age of a block of business we acquired several years ago. Claim expenses on our acquired block of business are largely offset by a release in policy reserves.

Interest credited: The decrease in our interest credited is due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business of approximately $55,000 of quarterly interest. The remaining decrease is due to management’s decision to decrease interest rates from 5.75% down to 4.00% in the last half of 2017.

Increase in benefit reserves: The decrease in benefit reserves was primarily due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business of approximately $50,000 of quarterly reserves. The decrease was also a result of the surrenders that have occurred since June 30, 2017. American Life’s overall persistency is 93% which is above industry average and better than the pricing model for the block.

Amortization of deferred acquisition costs: The decrease was primarily due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business. At the effective date of September 30, 2017, the deferred acquisition costs associated with the Great Plains business was written off against the ceding commission received. See Note 6 in Item 1 above.

Salaries and benefits: The decrease was due to the personnel reduction as a result of management’s cost-cutting initiatives.

Other operating expenses: Other operating expenses decreased due to the reversal of the $310,000 of interest incurred on the Surplus Notes since inception. American Life agreed to settle the surplus notes with the holder of the note, once approved by the Nebraska Department of Insurance, by netting the notes against the real estate owned forgiving the interest accrued. See Note 10 in Item 1 above for more details. Fees associated with our year-end audit and proxy statement were reduced by $216,000 due to the delay in completing the 10-K audit and review and the printing and mailing of the Annual Report and proxy to our shareholders. During 2017 we had one-time fees of $57,000 due to the Nebraska Department of Insurance state exam. These decreases in expenses were offset by legal fees of $123,000 related to the contract negotiations and closing of the transaction between Midwest and Xenith to provide additional financing. See Note 2 in Item 1 above for more details.

Consolidated Results of Operations – Six Months Ended June 30, 2018

The following discussion compares the results of the six months ended June 30, 2018 with the six months ended June 30, 2017. Unless the context indicates otherwise, the 2018 results are stated first followed by 2017 results.

Net Loss: The decrease in net loss was primarily due to the decrease in death benefits and surrenders, interest credited, amortization of deferred acquisition costs, and salaries and operating expenses. These were offset by the decline in premium revenue and an increase in realized losses.

Revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Six months ended June 30,
	2018	2017
Premiums	$971,423	$1,704,382
Investment income, net of expenses	404,932	504,833
Net realized (losses) gains on investments	(201,874)	19,009
Miscellaneous income	51,284	37,855
	$1,225,765	$2,266,079

Premium revenue: Premium revenue decreased primarily due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business effective September 30, 2017 with approximately $585,000 of premiums. This combined with our decision to reduce new life insurance policy sales to near zero in 2017 and 2018 in order to preserve the regulatory capital and surplus of American Life decreased our premium income. The net effect was evident in the first half of 2018 and we expect minimal new insurance premiums throughout the remainder of 2018.

Investment income, net of expenses: The components of net investment income are as follows:

	Six months ended June 30,
	2018	2017
Fixed maturities	$397,192	$509,448
Other	29,466	32,618
	426,658	542,066
Less investment expenses	(21,726)	(37,233)
Investment income, net of expenses	$404,932	$504,833

The decrease in investment income was due primarily to the sale of bonds for $6.9 million in the third quarter of 2017 to fund the coinsurance transaction between American Life and US Alliance as mentioned above. Policy loan interest and miscellaneous investment income is included in the “Other” line item.

Net realized (losses) gains on investments: The increase in losses on bonds was primarily driven by the Federal Reserve raising their rates during the last half of 2017 and the first half of 2018 which lowered our market value compared to the book value of our portfolio at the time the bonds were sold.

Miscellaneous income: Miscellaneous income increased slightly due to our Third Party Administration (“TPA”) activities and our deposit-type contract fees. The TPA fees earned during the six months ended June 30, 2018 and 2017 were $47,340 and $33,000, respectively.

Expenses are summarized in the table below.

	Six months ended June 30,
	2018	2017
Death and other benefits	$504,281	$565,594
Interest credited	246,151	453,381
Increase in benefit reserves	12,563	307,746
Amortization of deferred acquisition costs	202,913	292,854
Salaries and benefits	912,537	1,103,608
Other operating expenses	715,817	1,377,275
	$2,594,262	$4,100,458

Death and other benefits: Death benefits decreased due to a decrease in our paid and pending claims. We expect death benefits to continue at current levels due to the age of a block of business we acquired several years ago. Claims experience on our current underwritten block has been minimal. We maintain policy reserves to offset the effect of all claims. Claim expenses on our acquired block of business were largely offset by a release in policy reserves.

Interest credited: The decrease in our interest credited was due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business of approximately of $122,000 of six months of interest. The remaining decrease was due to management’s decision to decrease interest rates from 5.75% down to 4.00% in the last half of 2017.

Increase in benefit reserves: The decrease in benefit reserves was primarily due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business of approximately $200,000 of reserves incurred in 2017. The decrease was also a result of the surrenders that have occurred since June 30, 2017. American Life’s overall persistency is 93% which is above industry average and better than the pricing model for the block.

Amortization of deferred acquisition costs: The decrease was primarily due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business. At the effective date of September 30, 2017, the deferred acquisition costs associated with the Great Plains business was written off against the ceding commission received. See Note 6 in Item 1 above. The decrease was also due to management’s decision to limit production of new business in 2017 and 2018 to preserve capital and surplus. This resulted in lower deferred acquisition costs.

Salaries and benefits: The decrease was due to the personnel reduction as a result of management’s cost-cutting initiatives.

Other operating expenses: Other operating expenses decreased due to the reversal of the $310,000 of interest incurred on the Surplus Notes since inception. American Life agreed to settle the surplus notes with the holder of the notes, once approved by the Nebraska Department of Insurance, by netting them against the real estate owned forgiving the interest accrued. See Note 10 in Item 1 above for more details. Fees associated with our year-end audit and proxy statement decreased $294,000 due to the delay in completing the 10-K audit and review and the printing and mailing of the Annual Report and proxy to our shareholders. During 2017 we had one-time fees of $140,000 due to the Nebraska Department of Insurance state exam. Our VOBA amortization decreased $93,000 due to the write-off of the VOBA on the Great Plains block included in the coinsurance agreement between American Life and US Alliance. See Note 6 in Item 1 above. These decreases in expenses were offset by legal fees of $151,000 related to the contract negotiations and closing of the transaction between Midwest and Xenith to provide additional financing. See Note 2 in Item 1 above for more details.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, real estate held for investment, and policy loans. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$1,972,191	8.6%	$2,030,098	8.9%
Mortgage-back securities	1,163,159	5.1	1,318,581	5.8
States and political subdivisions - general obligation	262,984	1.1	269,987	1.2
States and political subdivisions - special revenue	25,124	0.1	25,385	0.1
Corporate	15,874,186	68.9	17,361,856	75.7
Total fixed maturity securities	19,297,644	83.8	21,005,907	91.7
Other invested assets	110,223	0.5	-	-
Cash and cash equivalents	2,660,663	11.6	951,527	4.2
Other investments:
Real estate, held for investment	499,668	2.2	505,688	2.2
Policy loans	438,465	1.9	435,196	1.9
Total	$23,006,663	100.0%	$22,898,318	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$4,480,145	23.2%	$3,146,782	15.0%
AA	457,656	2.4	2,979,616	14.2
A	5,601,536	29.0	6,797,613	32.4
BBB	8,403,307	43.6	7,573,843	36.0
Total investment grade	18,942,644	98.2	20,497,854	97.6
BB and other	355,000	1.8	508,053	2.4
Total	$19,297,644	100.0%	$21,005,907	100.0%

Reflecting the quality of securities maintained by the Company, 98.2% and 97.6% of all fixed maturity securities were investment grade as of June 30, 2018 and December 31, 2017, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

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

Liquidity and Capital Resources

At June 30, 2018, the Company had cash and cash equivalents totaling $2,282,502. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures through at least June 30, 2019 with the recently completed capital infusion and growth that is anticipated as a result of the transaction with Xenith discussed above.

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

Our surplus notes for $300,000 and $250,000 matured on August 1, 2017 and September 1, 2017, respectively. The Company reached an agreement with David Elmore following the closing of the transaction with Xenith and subject to approval by the Nebraska Department of Insurance, that the surplus notes will be retired in full, including any accrued interest, through the transfer of the 10 condominiums in Hawaii owned by American Life. As of June 30, 2018, the book value of the condominiums was $499,668 with an appraised value of $640,000. The transaction with Xenith closed on June 28, 2018; therefore, the $310,000 of prior accrued interest on the surplus notes has been written off. The retirement of the surplus notes and the transfer of the ten condominiums is expected to occur before the end of 2018. No payments were made in the six months ended June 30, 2018, or during the year ended December 31, 2017.

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

Net cash used by operating activities was $901,221 for the six months ended June 30, 2018, which was comprised primarily of the net loss of $1,368,497 partially offset by an increase in policy liabilities of $672,821. Net cash provided by investing activities was $387,587. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was our purchases of investments in available-for-sale securities and the purchase of property and equipment. Net cash provided by financing activities was $2,222,770. The primary source of cash was the transaction between Midwest and Xenith providing additional cash of $2,100,000 and the net receipts on deposit-type contracts.

Management’s focus has been on raising additional capital or seeking other funding from outside investors. On May 9, 2018, the Company entered into a Loan, Covertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”).

The terms and conditions of the Agreement were described in Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 3, 2018. All conditions to consummation of the Agreement, including approval of the transactions contemplated therein by the State of Nebraska Department of Insurance, were subsequently met and a closing was held pursuant to the Agreement on June 28, 2018. For additional details, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018.

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

Dated: August 14, 2018

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
Principal Executive Officer & Principal Financial Officer