Form 10-K/A
period 2017-12-31
MIDWEST HOLDING INC.
filed 2018-09-07
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405c of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $5,066,143 calculated by reference to the average of the bid and ask price of such common stock on June 30, 2017.

As of August 21, 2018, there were 22,860,701 shares of voting common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On April 16, 2018, Midwest Holding Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”). The Original Form 10-K included financial statements as of and for the year ended December 31, 2017; however, they were not audited or reported upon by the Company’s independent registered public accountants. Subsequent to the filing of the Original Form 10-K, the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2017 was completed by its independent registered public accountants whose report thereon is included in this Amendment No. 1 to Form 10-K (the “Audited Financial Statements”).

All Items of the Original Form 10-K are included below but only certain Items have been amended as a result of completing the audit described above and inclusion of the audited financial statements described herein which reflects in Note 12 thereof an event subsequent to the date of filing of the Original Form 10-K and prior to the date of the issuance of the report of our independent registered accountants discussed above. Those Items are:

Item 1. Business

Item 1A. Risk Factors

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data. The financial statements contained in this Form 10-K/A should be relied upon and not the information in the Original Form 10-K.

In addition, the Company is filing the following exhibits:

31.1A	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2A	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A	Certificate pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

MIDWEST HOLDING INC.
FORM 10-K/A

PART I

PART III

PART I.

ITEM 1. BUSINESS.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K/A constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s expectations, estimates, projections and assumptions. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” or “continue,” the negative of these terms, or other comparable terminology used in connection with any discussion of future operating results or financial performance. These statements are only predictions, and reflect our management’s present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

On May 9, 2018, the Company entered into a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). After certain conditions were met, primarily receipt of approval of the Agreement by the Nebraska Department of Insurance which was granted on June 28, 2018, the Agreement was closed also on June 28, 2018. Under the terms of the Agreement, existing shareholders will be subject to dilution and the Company has agreed to call a meeting of its shareholders to consider authorizing additional common shares. See Note 12 of the consolidated financial statements.

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

Effective September 30, 2017, American Life entered into an indemnity coinsurance transaction with US Alliance and Security Company (“US Alliance”) to transfer 100% of the risk related to the Great Plains Life and First Wyoming Life blocks of business. The purpose of this transaction was to provide statutory capital and surplus for American Life and had minimal effect on generally accepted accounting principles (“GAAP”) financials. We paid no commissions or brokerage fees for this transaction and the proceeds of the transaction were based upon valuations prepared by our third party actuary. Under the indemnity coinsurance, US Alliance assumed certain liabilities and obligations. As we are not relieved of our legal liability to the policyholders; the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from US Alliance. We transferred $9,569,175 of GAAP net adjusted reserves as of September 30, 2017 to US Alliance for cash of $7,078,223, which was net of a ceding allowance of $1,850,000, resulting in an increase to surplus on a statutory basis. As a result of the transaction, in addition to the reserves, American Life ceded approximately $883,000 of annual GAAP revenues and $1,758,250 of statutory revenues. US Alliance assumed all responsibilities for incurred claims, surrenders and commission from the effective date. See Note 6.

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

Reserves

American Life establishes as liabilities actuarially computed reserves to meet the obligations on the policies it writes, in accordance with the insurance laws and the regulations of Nebraska, for statutory accounting and GAAP. Reserves, whether calculated under statutory accounting practices prescribed by various state insurance regulators or GAAP, do not represent an exact calculation of exposure, but instead represent our best estimates based on the relevant basis of accounting, generally involving actuarial projections, of what we expect claims will be based on mortality assumptions. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued and are applied against policy in force amounts. The National Association of Insurance Commissioners (“NAIC”) has adopted reserve rules to be used for Statutory Accounting. As of October 31, 2017, 47 states adopted the revised model laws. The new method, referred to as Principle-Based Reserving (“PBR”) replaces the current formula approach on determining policy reserves to an approach that reflects the risk of highly complex products. American Life did not report life insurance reserves on a PBR basis at December 31, 2017 and is deferring to implement under the transitional rules stated in Section II of the Valuation Manual until January 1, 2020 for new policies written. We have not performed an analysis to determine the effect these new rules may have on us.

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

Financial Reform

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

Tax Reform

U.S. tax legislation enacted on December 22, 2017 is referred to as the Tax Cuts and Jobs Act (“New Tax Act”). The New Tax Act made fundamental changes to the U.S. Internal Revenue Code that impacted the Company. The primary impact on our 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% which required us to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment. Other provisions of the New Tax Act that will impact us but are not effective until January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) eliminating the corporate alternative minimum tax (“AMT”); 3) changing the rules regarding use of net operating losses; and 4) changing the way in which tax reserves will be measured.

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

American Life may encounter regulatory difficulties or fail as a result of being inadequately capitalized.

American Life must have adequate capital and surplus capital, calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements in Nebraska. American Life was granted a certificate of authority by the Nebraska Department of Insurance based on initial capital and surplus (based upon statutory accounting principles) of approximately $3.5 million. American Life had approximately $3.0 million of capital and surplus (based upon statutory accounting principles) at December 31, 2017. After our fiscal year ended December 31, 2017, we entered into an agreement with Xenith Holdings LLC (“Xenith”) described herein in Note 12 “Subsequent Events” of Item 8. Financial Statements and Supplementary Data to address at least the short term capital and surplus needs of American Life. We call this the Xenith Transaction. The Nebraska Department of Insurance may require additional amounts of capital and surplus to support the business of American Life going forward. The amount of capital and surplus ultimately required will be based on certain “risk-based capital” standards established by statute and regulation administered by the Nebraska Department of Insurance. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by reviewing certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If American Life fails to maintain required capital levels, in accordance with the “risk-based capital” system, its ability to conduct business would be compromised and our ability to expand our insurance business would be significantly reduced absent a prompt infusion of capital into American Life.

Ownership of shares of Midwest voting common stock involves substantial risk, and the entire value of those shares may be lost.

Shares of our voting common stock constitute a high-risk investment in a business that has incurred substantial losses to-date and expects to continue to incur substantial losses in the foreseeable future. No assurance can be given that any of the potential benefits envisioned by our business plan or the Xenith Transaction will prove to be available to our shareholders, nor can any assurance be given as to the financial return, if any, which may result from ownership of our voting common shares. The entire value of your shares of Midwest voting common stock may be lost.

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

Midwest is a holding company and has no ability to generate revenues other than payments from American Life.

Midwest is a holding company whose only operating subsidiary is American Life. Midwest depends on reimbursement of costs from American Life but has no other source of revenue from American Life. The recent Xenith Transaction may not provide adequate long-term financing to support an expansion of American Life’s business and continued reimbursements to Midwest. As explained in Note 12 of Item 8 hereof, Xenith has the right but not the obligation to loan additional funds to Midwest which in turn it could make available as capital to American Life. If there is not a substantial expansion of American Life’s business, it may not be able to provide funds to Midwest to enable it to meet its obligations, including the obligations to Xenith, as they become due.

The Xenith Transaction has diluted the ownership interests of our existing shareholders very substantially.

As part of the Xenith Transaction, we borrowed $600,000 from Xenith and issued $1,500,000 of preferred stock, both convertible at Xenith’s election into shares of our voting common stock which would represent Xenith’s ownership of approximately 82% of our shares of voting common stock then outstanding. In such event, existing shareholders would own an aggregate of approximately 18% of our issued and outstanding voting common stock. In addition, the preferred stock allows Xenith to vote 72,900,000 shares or approximately 58% of our voting common stock on an “as converted” basis. Therefore, the Xenith Transaction has significantly reduced the voting power held by existing shareholders. At the sole discretion of Xenith, it may loan up to an additional $22,900,000 to the Company. Any additional loans made by Xenith will also be convertible into the Company’s voting common stock at the rate of approximately $0.02 per share. In such event, the existing shareholders would own approximately 1.8% of our issued and outstanding voting common stock. Xenith’s ownership in such would result in them having a 98.2% of our voting common stock.

No assurance of benefits from the Xenith Transaction.

Midwest has received a total of $2,100,000 from Xenith in connection with the issuance of $600,000 in promissory notes and $1,500,000 from the sale of its preferred stock. Most of the proceeds were contributed to the capital of American Life. Under the agreement with Xenith, it may at its option make subsequent convertible loans to Midwest in amounts aggregating up to $22,900,000 for the purpose of developing and marketing new insurance products and increasing the capital of American Life. The details, financial requirements, timing and methods of implementing the Xenith business plan have only been conceptually developed and it may never be partially or fully implemented, or implemented at all. In such event, Midwest, nonetheless will have periodic interest payments and principal payments at maturity on the loans and dividend and possible redemption obligations with respect to the preferred stock. If the Company’s future operations are not successfully expanded, it could face defaults in the future and loss of its only asset, the stock ownership of American Life, which is pledged as security on the Xenith loan obligations.

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

We are highly dependent upon Mark A. Oliver, and the loss of this officer could materially and adversely affect our business.

Our ability to operate successfully is dependent primarily upon the efforts of Mark A. Oliver, an Executive Officer, Secretary and Vice-President of American Life. The loss of the services of Mr. Oliver could have a material adverse effect on our ability to pursue our business and the business of American Life. The Company has an “at will” employment agreement with Mr. Oliver who could terminate his service to the Company at any time.

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

There were 22,860,701 shares of our voting common stock outstanding as of August 21, 2018. As of that date, nearly all outstanding shares may be sold without restriction. The potential sale of these shares, called market overhang, likely has a significant negative and depressive effect on the market price of our voting common stock, particularly given the lack of demand for our stock.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our voting common stock began trading on the OTCQB as of mid-2016 where it trades under the ticker symbol: MDWT. Our shares do not actively trade. As of August 21, 2018, we had issued and outstanding 22,860,701 shares of our voting common. No other equity securities of the Company are outstanding.

The following table shows the high and low bid prices of our voting common stock as reported by the OTCQB. This reported information does not constitute an established trading market and does not necessarily reflect actual transactions. Any trading in our voting common stock has been volatile and sporadic.

		Bid Price
Period	Year	High	Low
Third Quarter	2016	$0.33	$0.20
Fourth Quarter	2016	0.35	0.25
First Quarter	2017	0.36	0.20
Second Quarter	2017	0.37	0.08
Third Quarter	2017	0.10	0.06
Fourth Quarter	2017	0.10	0.06
First Quarter	2018	0.08	0.02
Second Quarter	2018	0.10	0.04

Holders of Record

As of August 21, 2018, there were approximately 11,920 holders of record of our voting common stock.

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

All such forward-looking statements speak only as of the date of this Form 10-K/A. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

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

	Year Ended December 31,
	2017	2016
Premiums	$2,981,546	$3,517,458
Investment income, net of expenses	949,415	878,991
Loss on equity method investment	-	(420,720)
Net realized gains on investments	3,550	31,504
Extinguishment of Hot Dot payable	486,361	-
Miscellaneous income	82,235	107,015
	$4,503,107	$4,114,248

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

The increase in investment income was due primarily to the increased size of our bond portfolio. Management was more aggressive in investing excess cash during late 2016, resulting in larger invested assets and interest income in 2017. Effective September 30, 2017, American Life entered into a coinsurance agreement with US Alliance to cede 100% of the Great Plains Life and First Wyoming Life blocks of business. This transaction resulted in American Life disposing of approximately $6,900,000 of bonds to finance the transaction. As a result, the fourth quarter of 2017 saw a slight decrease in interest income. Policy loan interest and miscellaneous investment income is included in the “Other” line item above.

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

Net realized gains on investments: The decrease was due primarily to the other-than-temporary impairment on one bond for $43,740 and the sale of one bond for a loss of $32,000. These losses were offset by gains on the sale of bonds due to improved market conditions.

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

Expenses are summarized in the table below.

	Year Ended December
	2017	2016
Death and other benefits	$897,839	$803,091
Interest credited	748,918	776,541
Increase in benefit reserves	698,018	751,743
Amortization of deferred acquisition costs	404,110	367,235
Salaries and benefits	2,143,449	2,175,519
Goodwill impairment	-	1,129,824
Other operating expenses	2,359,844	3,284,743
	$7,252,178	$9,288,696

Death and other benefits: Death and other benefits increased due primarily to the cash value of surrendered claims, increase in paid claims, and an increase in incurred but not reported and pending claims. Death benefits are expected to continue at current levels on our older block of business as a result of the age of the block. We maintain policy reserves to offset the effect of all claims. We expect overall death claims and other benefits to decrease as a result of the coinsurance agreement between American Life and US Alliance to cede 100% of the Great Plains Life and First Wyoming Life blocks of business. American Life has a 94% retention rate for all policies which is above the industry average.

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

Effective September 30, 2017, American Life entered into an indemnity coinsurance transaction with US Alliance to transfer 100% of the risk related to the Great Plains Life and First Wyoming Life blocks of business. The purpose of this transaction was to provide statutory capital and surplus for American Life and has minimal effect on GAAP financials. We paid no commissions or brokerage fees for this transaction and the proceeds of the transaction were based upon valuations prepared by our third party actuary. Under the indemnity coinsurance, US Alliance assumed certain liabilities and obligations. As we are not relieved of our legal liability to the policyholders; the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from US Alliance. We transferred $9,569,175 of GAAP net adjusted reserves as of September 30, 2017 to US Alliance for cash of $7,078,223, which was net of a ceding allowance of $1,850,000, resulting in an increase to surplus on a statutory basis. As a result of the transaction, in addition to the reserves, American Life will cede approximately $883,000 of annual GAAP revenues and $1,758,250 of statutory revenues. US Alliance assumes all responsibilities for incurred claims, surrenders and commission from the effective date.

Our surplus notes of $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. The Company reached an agreement with the holder of the notes following the closing of the transaction with Xenith and subject to approval by the Nebraska Department of Insurance, the surplus notes will be retired in full, including any accrued interest, through the transfer of the 10 condominiums in Hawaii owned by American Life. As of December 31, 2017, the book value of the condominiums was $505,688 with an appraised value of $640,000.

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

Net cash used by operating activities was $8,555,530 for the year ended December 31, 2017, which was comprised primarily of the coinsurance transaction between American Life and US Alliance Life of $7,535,672 and net loss of $2,749,071; partially offset by an increase in policy liabilities of $2,289,872. Net cash provided by investing activities was $7,264,748. The primary source of cash was from sales of available-for-sale securities for the coinsurance agreement between American Life and US Alliance. Offsetting this source of cash was our purchases of investments in available-for-sale securities and the purchase of property and equipment. Net cash provided by financing activities was $1,580,764. The primary source of cash was net receipts on deposit-type contracts, offset by dividends paid to Class B Preferred Stock shareholders.

Management’s focus has been on raising additional capital or seeking other funding from outside investors. On May 9, 2018, the Company entered into a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”).

As of June 28, 2018, Xenith had loaned Midwest $600,000 and purchased $1,500,000 of newly created Class C preferred stock. See note 12 “Subsequent Events” in the accompanying consolidated financial statements.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s audited consolidated financial statements are included as a part of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

The information contained in this section addresses management's evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting for the year ended December 31, 2017.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in Internal Control over Financial Reporting resulted from the Company not being able to obtain and assimilate all information required to complete the required independent audit of our financial statements for the fiscal year ended December 31, 2017 by the filing deadline of April 1, 2018.

Remediation

Management has developed certain remediation steps to address the material weakness and to improve our internal control over financial reporting, including a process to meet with our auditing firm on an earlier timely schedule, obtaining an enterprise risk management program, and engaging an auditing advisor. Our management and our Board of Directors take the control and integrity of our financial statements seriously and believe that the remediation to ensure that all financial information has been obtained on a timely basis is essential to maintaining an effective internal control environment. We intend to commit such additional resources as necessary to mitigate the material weakness such that we can make timely and materially accurate quarterly and annual SEC filings.

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

JOHN T. HOMPE: Mr. Hompe is the Managing Partner and co-founder of J.P. Charter Oak Advisors LLC, a private investment firm focused on the financial services industry. Mr. Hompe has worked in the financial services sector for more than 30 years. He has held numerous board positions with insurance companies during his career. From 2003 through 2012, Mr. Hompe worked in investment banking and asset management (KBW Asset Management from 2011 through 2012 as a Managing Director and Keefe Bruyette & Woods, Inc. from 2003 to 2011 as Co-Head of Insurance and Asset Management Investment Banking). Mr. Hompe serves as an observer on the board of directors of International Planning Group, Ltd., an international life insurance broker, and Preparis Inc., a provider of business continuity services. From 2010 to 2012, he was an independent director of Island Capital, a Bermuda investment company. He also was a director and a member of the executive committee of Island's predecessor company, EIC Corporation Ltd., a Bermuda-domiciled insurance holding company, and Exporters Insurance Company, a New York-based trade credit insurer from 2005 to 2010. He was an outside director of North American Insurance Leaders, Inc. (NASDAQ: NAIL), a special purpose acquisition corporation focused on the insurance distribution sector in 2007. He also served as a director of FIHC, a Barbados-domiciled insurance holding company, and Facility Insurance Company, a Texas workers compensation company from 2001 to 2003. Mr. Hompe is also a Board Member of American Life.

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

		Percent of
Name and Business Address of Beneficial Owner(l)	Shares of Common Stock	Class
Directors and executive officers:
Mark A. Oliver	251,191	1.1%
Jack Theeler	54,180	*
Steve Conner	9,340	*
Dana Stapleton	33,863	*
John T. Hompe	-	*
Scott Morrison	5,000	*
Firman Leung	-	*
Joel Mathis	-	*
Todd Boeve	40,862	*
Debra Havranek	-	*
All directors and executive officers as a group (10) persons	394,436	2.1%

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

The aggregate fees billed by RSM to Midwest for the fiscal years ended December 31, 2017 and 2016 were as follows:

	RSM	RSM
	Fiscal 2017	Fiscal 2016
Audit Fees(1)	$272,054	$279,616
Audit-Related Fees(2)	-	-
Tax Fees(3)	20,370	17,500
All Other Fees(4)	-	-
	$292,424	$297,116

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

(3)	Represents the aggregate fees billed for professional services provided by the principal accountant for tax compliance, tax advice and tax planning.

(4)	Represents the aggregate fees billed for products and services provided by the principal accountant, other than audit fees, audit-related fees and tax fees.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Consolidated Financial Statements:

The list of financial statements filed as part of this Annual Report on Form 10-K/A is provided on page F-1.

2. Financial Statement Schedules:

The list of financial statement schedules filed as part of this Annual Report on Form 10-K/A is provided on page FS-1.

(b)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
2.1	Plan and Agreement of Merger – First Wyoming Capital Corporation, Midwest Holding Inc. and Midwest Acquisition, Inc. dated July 31, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, field on August 26, 2015.)

2.2	Plan and Agreement of Exchange – Midwest Holding Inc., Northstar Financial Corporation dated December 18, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on January 8, 2016.)

3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.4	Articles of Amendment to the amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.)

3.5	American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

10.1	Coinsurance Agreement – American Life & Security Corporation and US Alliance Life and Security Company dated September 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 6, 2017

10.2	Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/k/a Corporate Development Inc.). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.3	Administrative Services Agreement, dated August 17, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.4	Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Mark Oliver. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.5	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

Exhibit
Number	Description
10.6	Amendment Number One to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.7	Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.8	Bulk Reinsurance Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.9	Amendment to all Reinsurance Agreements, dated August 4, 2011, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.10	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.11	Reinsurance Agreement, dated January 1, 2010, by and between American Life and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

10.12	Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.13	Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.14	Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.15	Amendment Number One to Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.16	Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.17	Reinsurance Agreement Number One, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.18	Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement between Midwest Holding Inc. and Xenith Holdings LLC dated May 9, 2018. (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed May 14, 2018.)
10.19	Amended and Restated Employment Agreement among Mark A. Oliver, Midwest Holding, Inc. and American Life and Security Corp. dated June 28, 2018. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)
10.20	Employment Agreement dated June 28, 2018 by and between A. Michael Salem and American Life and Security Corp. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)
10.21	Employment Agreement dated June 28, 2018 by and between Michael Minnich and American Life and Security Corp. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)

Exhibit
Number	Description
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed April 2, 2012.)

21.1*	List of Subsidiaries.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

*	Filed herewith.

ITEM 16. Form 10-K/A Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 7, 2018

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name: Mark A. Oliver
Title: Chief Executive Officer
(Principal Executive Officer)

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Midwest Holding Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Midwest Holding Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Omaha, Nebraska
September 7, 2018

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $21,529,779 and $29,024,083, respectively)	$21,005,907	$27,738,939
Real estate, held for investment	505,688	517,729
Policy Loans	435,196	412,583
Total investments	21,946,791	28,669,251
Cash and cash equivalents	951,527	661,545
Amounts recoverable from reinsurers	22,501,593	11,704,055
Interest due and accrued	223,166	312,054
Due premiums	637,574	670,989
Deferred acquisition costs, net	2,045,808	2,568,799
Value of business acquired, net	427,454	1,726,192
Intangible assets	700,000	700,000
Property and equipment, net	127,976	158,471
Other assets	107,723	95,773
Total assets	$49,669,612	$47,267,129
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$26,228,105	$24,606,543
Policy claims	447,513	565,148
Deposit-type contracts	18,421,055	16,012,567
Advance premiums	40,839	52,074
Deferred gain on coinsurance transaction	955,427	-
Total policy liabilities	46,092,939	41,236,332
Accounts payable and accrued expenses	791,294	1,211,875
Surplus notes	550,000	550,000
Total liabilities	47,434,233	42,998,207
Commitments and Contingencies (See Note 8)
Stockholders' Equity:
Preferred stock, Series A, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 2,000,000 shares; converted to common stock as of December 31, 2017 issued and outstanding 74,159 shares as of December 31, 2016	-	74
Preferred stock, Series B, $0.001 par value. Liquidation preference $6.00 per share.
Authorized 1,000,000 shares; converted to common stock as of June 15, 2017 and issued and outstanding 102,669 shares as of December 31, 2016.	-	103
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 22,860,701 shares as of December 31, 2017 and 22,558,956 as of December 31, 2016.	22,861	22,559
Additional paid-in capital	33,006,255	33,036,924
Accumulated deficit	(30,282,518)	(27,533,447)
Accumulated other comprehensive loss	(511,219)	(1,257,291)
Total stockholders' equity	2,235,379	4,268,922
Total liabilities and stockholders' equity	$49,669,612	$47,267,129

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2017 and 2016

	December 31,
	2017	2016
Income:
Premiums	$2,981,546	$3,517,458
Investment income, net of expenses	949,415	878,991
Loss on equity method investment	-	(420,720)
Net realized gains on investments	3,550	31,504
Extinguishment of Hot Dot payable	486,361	-
Miscellaneous income	82,235	107,015
	4,503,107	4,114,248
Expenses:
Death and other benefits	897,839	803,091
Interest credited	748,918	776,541
Increase in benefit reserves	698,018	751,743
Amortization of deferred acquisition costs	404,110	367,235
Salaries and benefits	2,143,449	2,175,519
Goodwill impairment	-	1,129,824
Other operating expenses	2,359,844	3,284,743
	7,252,178	9,288,696
Operating loss	(2,749,071)	(5,174,448)
Bargain purchase gain for business acquisition	-	1,326,526
Loss before income taxes	(2,749,071)	(3,847,922)
Income tax expense	-	-
Net loss	(2,749,071)	(3,847,922)
Comprehensive income (loss):
Unrealized income (losses) on investments arising during period	749,622	(212,574)
Less: reclassification adjustment for net realized gains on investments	(3,550)	(31,504)
Other comprehensive income (loss)	746,072	(244,078)
Comprehensive loss	$(2,002,999)	$(4,092,000)
Net loss per common share, basic and diluted	$(0.12)	$(0.18)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017 and 2016

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2015	$177	$18,006	$31,584,529	$(23,685,525)	$(1,013,213)	$6,903,974
Preferred stock dividend	-	-	$(43,120)	-	-	(43,120)
Acquisition of Northstar Financial Corporation	-	4,553	2,401,321	-	-	2,405,874
Merger of First Wyoming Capital Corporation	-	-	(905,806)	-	-	(905,806)
Net loss	-	-	-	(3,847,922)	-	(3,847,922)
Other comprehensive loss	-	-	-	-	(244,078)	(244,078)
Balance, December 31, 2016	$177	$22,559	$33,036,924	$(27,533,447)	$(1,257,291)	$4,268,922
Series B preferred stock converted to common stock	$(103)	$206	$(103)	$-	$-	$-
Series A preferred stock converted to common stock	(74)	96	(22)			-
Preferred stock dividend	-	-	(30,544)	-	-	(30,544)
Net loss	-	-	-	(2,749,071)	-	(2,749,071)
Other comprehensive income	-	-	-	-	746,072	746,072
Balance December 31, 2017	$-	$22,861	$33,006,255	$(30,282,518)	$(511,219)	$2,235,379

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities:
Net loss	$(2,749,071)	$(3,847,922)
Adjustments to arrive at cash provided by (used in) operating activities:
Net premium and discount on investments	177,926	213,055
Depreciation and amortization	288,030	381,582
Deferred acquisition costs capitalized	(333,940)	(178,419)
Amortization of deferred acquisition costs	404,110	367,235
Net realized gains on investments	(3,550)	(31,504)
Goodwill impairment	-	1,129,824
Bargain purchase gain for business acquired	-	(1,326,526)
Loss on equity method investment	-	420,720
Deferred coinsurance ceding commission	955,427	-
Write-down of DAC and VOBA from coinsurance transaction	1,523,431	-
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	(10,797,537)	508,601
Interest and dividends due and accrued	88,888	(47,263)
Due premiums	33,415	(30,916)
Policy liabilities	2,289,872	939,095
Other assets and liabilities	53,830	575,313
Extinguishment of Hot Dot payable	(486,361)	-
Net cash used for operating activities	(8,555,530)	(927,125)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(26,266,795)	(19,213,405)
Proceeds from sale or maturity	33,586,723	14,387,936
Securities held for sale:
Proceeds from sale or maturity	-	52,703
Net change in equity securities carried at cost:
Proceeds from sale	-	30,250
Sale of Capital Reserve Life Insurance Company	-	1,432,446
Acquisition of Northstar Financial Corporation	-	2,427,394
Net change in policy loans	(22,613)	8,192
Net purchases of property and equipment	(32,567)	(33,180)
Net cash provided by (used for) investing activities	7,264,748	(907,664)
Cash Flows from Financing Activities:
Preferred stock dividend	(30,544)	(43,120)
Receipts on deposit-type contracts	2,511,107	2,433,781
Withdrawals on deposit-type contracts	(899,799)	(1,086,663)
Net cash provided by financing activities	1,580,764	1,303,998
Net increase (decrease) in cash and cash equivalents	289,982	(530,791)
Cash and cash equivalents:
Beginning	661,545	1,192,336
Ending	$951,527	$661,545

	2017	2016
Supplemental Disclosure of Non-Cash Information
Converted Series A and B Preferred Stock	$(177)	$-
Common Stock issues from Converted A and B Preferred Stock	177	-
Measurement period adjustment on the First Wyoming acquisition	-	(905,806)
Common stock issued on Northstar Acquisition	-	2,405,874
	$-	$1,500,068

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company recognized an other-than-temporary impairment of $43,740 for the year ended December 31, 2017 and no other-than-temporary impairment was recognized during the year ended December 31, 2016.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table provides information about deferred acquisition costs (“DAC”) for the years ended December 31, 2017 and 2016, respectively.

	Year Ended December 31,
	2017	2016
Balance at beginning of period	$2,568,799	$2,765,063
Capitalization of commissions, sales and issue expenses	333,940	178,419
Change in DAC due to unrealized investment losses	(15,201)	(7,448)
Gross amortization	(404,110)	(367,235)
Change in DAC due to coinsurance ceding commission	(437,620)	-
Balance at end of period	$2,045,808	$2,568,799

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

The Company compared the carrying value of its identifiable indefinite-lived intangible assets, which consists of the 14 state licenses, to the estimated fees to obtain a new license in each state. As of December 31, 2017 and 2016, the sum of the estimated fees exceeded the carrying value of the indefinite-lived intangible assets. During our goodwill analysis in 2016, we determined that we were required to impair the entire balance of $1,129,824. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. At December 31, 2017 and 2016, the Company had 22,860,701 and 22,558,956 common shares issued and outstanding, respectively. Subsequent to December 31, 2017, the Company entered into a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement, under which additional convertible debt and convertible preferred stock have been issued. See Note 12.

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

New accounting standards: On February 14, 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. It allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The Company has evaluated the impact of this update and has determined that this does not impact us currently due to not recording unrealized losses or gains net of tax. The Company has incurred net operating losses since inception so we don't record deferred tax assets or deferred tax liabilities due to establishing a valuation allowance.

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

In May 2014, the FASB issued ASU 2014-09,   Revenue from Contracts with Customers   ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14,   Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date   ("ASU 2015-14"). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU's on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10),  a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. The Company will utilize the modified retrospective method upon adoption of ASU 2014-09 on January 1, 2018. Under the modified retrospective method, revenues and other disclosures for pre-2017 periods would be provided in the notes to the consolidated financial statements as previously reported under the current revenue standard. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09; therefore, this standard would not apply to the majority of our consolidated revenues. For the Company's miscellaneous income, which is within the scope of this guidance, the Company reviewed its service fee income revenue streams and compared its historical accounting policies and practices to the new standard. As a result, the Company believes its current revenue recognition will be materially consistent with the way we expect to recognize service fee income once ASU 2014-09 is adopted.

Note 2. Acquisitions and Divestitures

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

Note 3. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2017 and 2016 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2017:
Fixed maturities:
U.S. government obligations	$2,132,441	$-	$102,343	$2,030,098
Mortgage-backed securities	1,365,684	-	47,103	1,318,581
States and political subdivisions -- general obligations	269,884	1,123	1,020	269,987
States and political subdivisions -- special revenue	25,347	38	-	25,385
Corporate	17,736,423	44,037	418,604	17,361,856
Total fixed maturities	$21,529,779	$45,198	$569,070	$21,005,907
December 31, 2016:
Fixed maturities:
U.S. government obligations	$3,390,545	$-	$166,326	$3,224,219
States and political subdivisions -- general obligations	383,730	732	3,067	381,395
States and political subdivisions -- special revenue	275,262	5,633	3,160	277,735
Corporate	24,974,546	16,232	1,135,188	23,855,590
Total fixed maturities	$29,024,083	$22,597	$1,307,741	$27,738,939

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

	December 31, 2017			December 31, 2016
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$262,662	$13,877	2	$3,224,219	$166,326	17
Mortgage-backed securities	1,318,581	47,103	19	-	-	-
States and political subdivisions -- general obligations	108,917	1,020	1	271,093	3,066	2
States and political subdivisions -- special revenue	-	-	-	171,711	3,160	2
Corporate	7,511,874	133,061	35	19,737,965	935,546	112
Greater than 12 months:
U.S. government obligations	1,767,435	88,466	10	-	-	-
Corporate	7,144,231	285,543	42	2,558,275	199,643	12
Total fixed maturities	$18,113,700	$569,070	109	$25,963,263	$1,307,741	145

Based on our review of the securities in an unrealized loss position at December 31, 2017, the Company recognized an other-than-temporary impairment of $43,740 due to the downgrade in Diamond Offshore Drilling of its credit rating from a BB+ to a B+ and the amount of time it was in a loss position and no other-than-temporary impairment at December 31, 2016. Management believes that the Company will fully recover its cost basis in the remaining securities held at December 31, 2017, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The remaining temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

The following table discloses the net impairment loss recorded in earnings:

Total other-than-temporary impairment losses	$(47,206)
Portion of loss recognized in other comprehensive income (before taxes)	3,466
Net impairment losses recognized in earnings	$(43,740)

The amortized cost and estimated fair value of fixed maturities at December 31, 2017, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$201,090	$199,118
Due after one year through five years	1,142,934	1,109,439
Due after five years through ten years	6,823,883	6,647,567
Due after ten years	13,361,872	13,049,783
	$21,529,779	$21,005,907

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

Proceeds for the years ended December 31, 2017 and 2016 from sales of investments classified as available-for-sale were $33,586,723 and $14,179,936, respectively. Gross gains of $199,743 and $178,104 and gross losses of $196,193 and $54,610 were realized on sales and the other-than-temporary impairment during the year ended December 31, 2017 and the realized losses on sales during the year ended December 31, 2016, respectively.

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

Surplus notes: The fair value for surplus notes was equal to book value as a result of the notes reaching maturity in 2016. These notes are structured such that all interest is paid at maturity. In the following fair value measurement tables, the Company has included accrued interest expense of approximately $293,922 and $261,971 in carrying value of the surplus notes as of December 31, 2017 and 2016, respectively. These liabilities are categorized as Level 3 in the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016.

		Significant
	Quoted	Other	Significant
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2017
Fixed maturities:
U.S. government obligations	$-	$2,030,098	$-	$2,030,098
Mortgage-backed securities	-	1,318,581	-	1,318,581
States and political subdivisions — general obligations	-	269,987	-	269,987
States and political subdivisions — special revenue	-	25,385	-	25,385
Corporate	-	17,361,856	-	17,361,856
Total fixed maturities	$-	$21,005,907	$-	$21,005,907
December 31, 2016
Fixed maturities:
U.S. government obligations	$-	$3,224,219	$-	$3,224,219
States and political subdivisions — general obligations	-	381,395	-	381,395
States and political subdivisions — special revenue	-	277,735	-	277,735
Corporate	-	23,855,590	-	23,855,590
Total fixed maturities	$-	$27,738,939	$-	$27,738,939

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the years ended December 31, 2017 or 2016.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 5. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Loss carryforwards	$5,782,670	$9,705,974
Capitalized costs	317,026	667,264
Unrealized losses on investments	123,454	436,949
Benefit reserves	656,180	984,640
Total deferred tax assets	6,879,330	11,794,827
Less valuation allowance	(6,240,991)	(10,170,638)
Total deferred tax assets, net of valuation allowance	638,339	1,624,189
Deferred tax liabilities:
Policy acquisition costs	263,683	571,148
Due premiums	133,891	228,136
Value of business acquired	89,765	586,905
Intangible assets	147,000	238,000
Property and equipment	4,000	-
Total deferred tax liabilities	638,339	1,624,189
Net deferred tax assets	$-	$-

At December 31, 2017 and 2016, the Company recorded a valuation allowance of $6,240,991 and $10,170,638, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

Loss carry forwards for tax purposes as of December 31, 2017, have expiration dates that range from 2024 through 2037.

There was no income tax expense for the years ended December 31, 2017 and 2016. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 34% to pretax income, as a result of the following:

	Year Ended December 31,
	2017	2016
Computed expected income tax benefit	$(934,684)	$(1,308,293)
Increase (reduction) in income taxes resulting from:
Bargain purchase gain	-	(451,019)
Meals, entertainment and political contributions	15,288	18,956
Goodwill impairment	-	384,140
Impact of rate change	3,931,708	-
Adjustment to prior period NOLs	878,069	-
Other	39,266	(53,722)
	4,864,331	(101,645)
Tax benefit before valuation allowance	3,929,647	(1,409,938)
Change in valuation allowance	(3,929,647)	1,409,938
Net income tax expenses	$-	$-

U.S. tax legislation enacted on December 22, 2017 is referred to as the Tax Cuts and Jobs Act ("New Tax Act"). The New Tax Act made fundamental changes to the U.S. Internal Revenue Code that impacted the Company. The primary impact on our 2017 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% which required us to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment. Other provisions of the New Tax Act that will impact us but are not effective until January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) eliminating the corporate alternative minimum tax ("AMT"); 3) changing the rules regarding use of net operating losses; and 4) changing the way in which tax reserves will be measured.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 6. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
Balance sheets:
Benefit and claim reserves assumed	$2,638,477	$2,470,063
Benefit and claim reserves ceded	22,501,593	11,704,055

	Year Ended December 31,
	2017	2016
Statements of comprehensive income:
Premiums assumed	$22,591	$24,064
Premiums ceded	532,043	287,780
Benefits assumed	58,689	43,602
Benefits ceded	230,997	696,159
Commissions assumed	30	35
Commissions ceded	1,616	1,649

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of December 31, 2017:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due/Advance	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$12,388	$95,980	$-	$108,368
Sagicor Life Insurance Company	A-	-	283,372	12,284,719	247,396	12,320,695
US Alliance Life and Security Company	NR	-	12,719	10,099,115	39,304	10,072,530
		$-	$308,479	$22,479,814	$286,700	$22,501,593

Effective September 30, 2017, American Life entered into an indemnity coinsurance transaction with US Alliance to transfer 100% of the risk related to the Great Plains Life and First Wyoming Life blocks of business. The purpose of this transaction was to provide statutory capital and surplus for American Life and has minimal effect on GAAP financials. We paid no commissions or brokerage fees for this transaction and the proceeds of the transaction were based upon valuations prepared by our third party actuary. American Life had more than one offer to assume this business. Under the indemnity coinsurance, US Alliance assumed certain liabilities and obligations. As we are not relieved of our legal liability to the policyholders; the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from US Alliance. We transferred $9,569,175 of GAAP net adjusted reserves as of September 30, 2017 to US Alliance for cash of $7,078,223, which was net of a ceding allowance of $1,850,000, resulting in an increase to surplus on a statutory basis. As a result of the transaction, in addition to the reserves, American Life will cede approximately $883,000 of annual GAAP revenues and $1,758,250 of statutory revenues. US Alliance assumes all responsibilities for incurred claims, surrenders and commission from the effective date.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

At December 31, 2017 and 2016, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $12,320,695 and $11,446,342, respectively. At December 31, 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance was $10,072,530. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their obligations.

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

The following summarizes the Agreement:

Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement.

1. After certain conditions were met, primarily receipt of approval of the Agreement by the Nebraska Department of Insurance which was granted on June 28, 2018, the closing was held (the “Initial Closing”) at which Xenith loaned $600,000 (the “Loan”) to the Company, repayable upon maturity in 10 years with cash interest of 4% per annum payable quarterly and accrued interest of another 4% per annum payable upon maturity.

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

3. Also at the Initial Closing Xenith purchased 1,500,000 shares of the Company’s newly created Class C Preferred Stock for $1,500,000. The Preferred Stock will be convertible, at Xenith’s election, into approximately 72,900,000 shares of Company’s voting common stock (also at approximately $0.02 per share). The Company will be recording the Preferred Stock in 2018 at the Mezzanine Level in the equity section of the balance sheet.

4. To summarize the initial investments in Items 2 and 3 above for purposes of illustration assuming the Notes and shares of Preferred Stock are converted into the Company’s voting common stock:

	Number	Percentage
Current Company Shareholders	22,900,000	18.3%

Note Conversion ($500,000)	24,300,000	19.5%

Note Conversion ($100,000)	4,900,000	3.9%

Preferred Stock Conversion	72,900,000	58.3%

Total Outstanding	125,000,000	100.0%

5. After the Initial Closing (sale and issuance of the $600,000 Notes and Preferred Stock) Xenith, in its sole discretion, may loan up to an additional $22,900,000 to the Company. Any loans made by Xenith under this election (“Subsequent Loans”) will also be convertible into the Company’s voting common stock at the rate of approximately $0.02 per share. To summarize the additional subsequent loans for purposes of illustration assuming the Notes and shares of Preferred Stock are converted into the Company’s voting common stock:

	Fully Diluted
	Number	Percentage
Current Company Shareholders	22,900,000	1.8%

Note Conversion ($500,000)	24,300,000	1.9%

Note Conversion ($100,000)	4,900,000	0.4%

Preferred Stock Conversion	72,900,000	5.7%

Subsequent loans	1,145,000,000	90.2%

Total Outstanding	1,270,000,000	100.0%

The conversion of Subsequent Loans assumed that Midwest’s Articles of Incorporation are appropriately amended as does the possible conversion of the $100,000 Note above. This amendment will require approval of Midwest’s shareholders. See “Articles of Amendment” below.

The Loan and Preferred Stock proceeds must be contributed to Midwest’s insurance subsidiary, American Life, to be held by it and used for general business purposes (except for up to $100,000 which may be used by Midwest to cover some of its expenses in entering into and complying with its obligations under the Agreement.

Terms of Class C Preferred Stock

●	Rank: Senior to the Company's voting common stock on liquidation with a liquidation preference of $1.00 per share or $1,500,000 in the aggregate
●	Dividends: Subject to the availability of funds, dividends at the annual rate of 8% of the liquidation preference of $1,500,000, if the dividends accrue if not paid.
●	Redemption: At any time beginning in early 2025 and subject to Nebraska law, the Lender may require the Company to redeem the shares of Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever is greater. If the shares are not redeemed for any reason, a default interest rate of 12% per year begins (and increases by 1% per month)
●	Voting: The Preferred Stock votes along with the Company's voting common stock as a single class on an "as converted" basis.
●	Election of Directors: Holders of Preferred Stock voting as a separate class are entitled to elect five of the Company's eight members of its Board of Directors.
●	Protective Provisions: The Preferred Stock has several protections against the Company taking action that would adversely affect the rights of holders of Preferred Stock such as mergers, liquidation, dilutive stock issuances, among others.

Articles of Amendment

The Agreement, as amended, requires that, as soon as practicable, the Company shall call a meeting of its shareholders to consider and act upon an amendment to its amended and restated articles of incorporation to increase its authorized shares of voting common stock to 1,970,000,000 shares, $0.001 par value. This increase would be needed if Lender were to convert its $500,000 Note and shares of Preferred Stock in the Company’s voting common stock and then elects to convert its $100,000 Note and Notes related to any Subsequent Loans into shares of the Company’s voting common stock and for future corporate purposes. Shareholder action will be requested pursuant to a proxy statement filed with and cleared by the U.S. Securities and Exchange Commission (“SEC”). This report shall not be deemed to be the solicitation of or request for a proxy. Such solicitation will be made only with a related proxy statement and notice of meeting of shareholders.

On April 16, 2018 Midwest came to an agreement with the holder for repayment of the surplus notes of $550,000 and the status of the Hawaii condominiums owed by American Life. This agreement became effective upon the closing of the transaction between Xenith and Midwest on June 28, 2018 subject to the approval of the Nebraska Department of Insurance. The surplus notes will be retired in full (including the due and unpaid interest of $301,930) through the transfer of the ten condominiums in Hawaii owned by American Life. The condominiums had a book value at December 31, 2017 of $505,688 and an appraised value of $640,000. Midwest recorded a gain in fiscal 2018 of $346,242 as a result of this settlement.

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

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2017

			Amount
			Recognized in
	Amortized		Consolidated
	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturity securities, available for sale:
U.S. government obligations	$2,132,441	$2,030,098	$2,030,098
Mortgage-backed securities	1,365,684	1,318,581	1,318,581
States and political subdivisions -- general obligations	269,884	269,987	269,987
States and political subdivisions -- special revenue	25,347	25,385	25,385
Corporate	17,736,423	17,361,856	17,361,856
Total fixed maturity securities	$21,529,779	$21,005,907	$21,005,907

Real estate, held for investment	505,688		505,688
Policy loans	435,196		435,196
Total Investments	$22,470,663		$21,946,791

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Balance Sheets

	As of December 31,
	2017	2016
Assets:
Investment in subsidiaries (1)	$2,229,775	$4,424,693
Cash and cash equivalents	4,756	112,563
Property and equipment, net	42,587	78,790
Other assets	38,321	153,502
Total assets	$2,315,439	$4,769,548
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable and accrued expenses	80,060	500,626
Total liabilities	80,060	500,626
Stockholders' Equity:
Preferred stock, Series A	-	74
Preferred stock, Series B	-	103
Common stock	22,861	22,559
Additional paid-in capital	33,006,255	33,036,924
Accumulated deficit	(30,282,518)	(27,533,447)
Accumulated other comprehensive loss	(511,219)	(1,257,291)
Total Midwest Holding Inc.'s stockholders' equity	2,235,379	4,268,922
Total liabilities and stockholders' equity	$2,315,439	$4,769,548

(1)	Eliminated in consolidation.

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Comprehensive Income

	As of December 31,
	2017	2016
Income:
Investment loss, net of expenses	$(6,776)	$(5,635)
Net realized loss on investments	-	(117,500)
Loss on equity method investment	-	(420,720)
Extinguishment of Hot Dot payable	486,361	-
Miscellaneous income	126,680	515,667
	606,265	(28,188)

Expenses:
General	414,346	2,054,032

Gain (loss) before income tax expense	191,919	(2,082,220)
Income tax expense	-	-
Gain (loss) before equity in loss of consolidated subsidiaries	191,919	(2,082,220)
Equity in loss of consolidated subsidiaries	(2,940,990)	(3,092,228)
Bargain purchase gain for business acquisition	-	1,326,526
Net loss	$(2,749,071)	$(3,847,922)

Comprehensive Income gain (loss):
Unrealized losses on investments arising during period	749,622	(212,574)
Less: reclassification adjustment for net realized gains on investments	(3,550)	(31,504)
Other comprehensive income (loss)	746,072	(244,078)
Comprehensive loss	$(2,002,999)	$(4,092,000)

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(2,749,071)	$(3,847,922)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	2,940,990	2,972,023
Depreciation	30,512	31,931
Net realized gain on investments	-	117,500
Bargain purchase gain for business acquired	-	(1,326,526)
Equity in the net loss of unconsolidated subsidiaries	-	420,720
Other assets and liabilities	180,976	(861,791)
Extinguishment of Hot Dot payable	(486,361)	-
Net cash used by operating activities	(82,954)	(2,494,065)
Cash Flows from Investing Activities:
Equity securities carried at cost:
Proceeds from equity securities carried at cost	-	30,250
Issuance of common stock acquisition of Northstar Financial	-	2,427,394
Net disposals (purchases) of property and equipment	5,691	(20,318)
Net cash provided by investing activities	5,691	2,437,326
Cash Flows from Financing Activities:
Issuance of common stock	-	-
Preferred stock dividend	(30,544)	(43,120)
Net cash used by financing activities	(30,544)	(43,120)
Net decrease in cash and cash equivalents	(107,807)	(99,859)
Cash and cash equivalents:
Beginning	112,563	212,422
Ending	$4,756	$112,563

	2017	2016
Supplemental Disclosure of Non-Cash Information
Converted Series B Preferred Stock	$(177)	$-
Common stock issues from Converted B Preferred Stock	177	-
Common stock issued on the First Wyoming acquisition and measurement period adjustment	-	(905,806)
Common stock issued on Northstar Acquisition	-	2,405,874
	$-	$1,500,068

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

	As of December 31, 2017				For the Year Ended December 31, 2017
		Future Policy					Death and	Amortization
	Deferred	Benefits,		Deferred		Net	Other Benefits	of Deferred
	Policy	Claims and		Gain on		Investment	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Coinsurance	Premium	Income	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Transaction	Revenue	(Loss)	Reserves	Costs	Expenses
Life Insurance	$2,045,808	$45,096,673	$40,839	$955,427	$2,981,546	$949,415	$2,344,775	$404,110	$4,503,293

	As of December 31, 2016				For the Year Ended December 31, 2016
		Future Policy					Death and	Amortization
	Deferred	Benefits,		Deferred		Net	Other Benefits	of Deferred
	Policy	Claims and		Gain on		Investment	and Increase	Policy	Other
	Acquisition	Deposit-type	Advance	Coinsurance	Premium	Income	in Benefit	Acquisition	Operating
	Costs	Contracts	Premiums	Transaction	Revenue	(Loss)	Reserves	Costs	Expenses
Life Insurance	$2,568,799	$41,184,258	$52,074	$-	$3,517,458	$878,991	$2,331,375	$367,235	$6,590,086

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

					Percentage
			Assumed		of Amount
		Ceded to Other	from Other		Assumed to
	Gross Amount	Companies	Companies	Net Amount	Net
Year ended December 31, 2017
Life insurance in force	$219,023,000	$171,610,000	$3,998,000	$51,411,000	7.78%

Life insurance premiums	$3,490,998	$532,043	$22,591	$2,981,546	0.76%

Year ended December 31, 2016
Life insurance in force	$229,981,000	$110,670,000	$3,879,000	$123,190,000	3.15%

Life insurance premiums	$3,781,174	$287,780	$24,064	$3,517,458	0.68%

Schedule V

Midwest Holding Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31,
	2017	2016
Accumulated Depreciation:
Beginning of the year	961,864	864,526
Depreciation expense	65,092	103,623
Disposals	(132,942)	(6,285)
End of the year	$894,014	$961,864

INDEX OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Plan and Agreement of Merger – First Wyoming Capital Corporation, Midwest Holding Inc. and Midwest Acquisition, Inc. dated July 31, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on August 26, 2015.)
2.2	Plan and Agreement of Exchange - Midwest Holding Inc., Northstar Financial Corporation dated December 18, 2015. (Incorporated by reference to Appendix A to the Registration Statement on Form S-4, filed on January 8, 2016.)
3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.)
3.5	American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)
10.1	Coinsurance Agreement – American Life & Security Corporation and US Alliance Life and Security Company dated September 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 6, 2017
10.2	Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/k/a Corporate Development Inc.). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.3	Administrative Services Agreement, dated August 17, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.4	Employment Agreement, dated July 1, 2011, by and between Midwest Holding Inc. and Mark Oliver. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.5	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.6	Amendment Number One to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.7	Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.8	Bulk Reinsurance Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.9	Amendment to all Reinsurance Agreements, dated August 4, 2011, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

EXHIBIT NUMBER	DESCRIPTION
10.10	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.11	Reinsurance Agreement, dated January 1, 2010, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.12	Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.13	Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.14	Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.15	Amendment Number One to Reinsurance Agreement Number One dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.16	Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.17	Reinsurance Agreement Number One, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.18	Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement between Midwest Holding Inc. and Xenith Holdings LLC dated May 9, 2018. (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed May 14, 2018.)
10.19	Amended and Restated Employment Agreement among Mark A. Oliver, Midwest Holding, Inc. and American Life and Security Corp. dated June 28, 2018. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)
10.20	Employment Agreement dated June 28, 2018 by and between A. Michael Salem and American Life and Security Corp. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)
10.21	Employment Agreement dated June 28, 2018 by and between Michael Minnich and American Life and Security Corp. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed April 2, 2012.)
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

* Filed herewith.