Form 10-Q/A
period 2018-03-31
MIDWEST HOLDING INC.
filed 2018-09-20
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

As of September 1, 2018, there were 22,860,701 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q/A

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Explanatory Note

The registrant’s Form 10-Q for the quarterly period ended March 31, 2018 was filed with the Securities and Exchange Commission (“SEC”) on May 15, 2018, but was not reviewed by an independent registered public accounting firm prior to its filing as required under applicable SEC rules and regulations.

This Amendment No. 1 to Form 10-Q is being filed by the registrant to include explicit disclosure that its filing is deficient because the required PCAOB AS 4105 review has not been completed. The referenced filing is expected to be amended and filed on or about September 28, 2018, and it will contain reviewed financial statements. The Company will be amending its Form 10-Q for the quarter ended March 31, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
Assets	(not reviewed)
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $21,460,151 and $21,529,779 respectively)	$20,348,789	$21,005,907
Real estate, held for investment	502,678	505,688
Policy Loans	431,755	435,196
Total investments	21,283,222	21,946,791
Cash and cash equivalents	505,220	951,527
Amounts recoverable from reinsurers	22,721,637	22,501,593
Interest due and accrued	228,319	223,166
Due premiums	564,206	637,574
Deferred acquisition costs, net	2,004,350	2,045,808
Value of business acquired, net	409,694	427,454
Intangible assets	700,000	700,000
Property and equipment, net	115,418	127,976
Other assets	91,091	107,723
Total assets	$48,623,157	$49,669,612
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$26,289,438	$26,228,105
Policy claims	426,965	447,513
Deposit-type contracts	18,860,160	18,421,055
Advance premiums	59,085	40,839
Deferred gain on coinsurance transaction	943,333	955,427
Total policy liabilities	46,578,981	46,092,939
Accounts payable and accrued expenses	591,914	791,294
Surplus notes	550,000	550,000
Total liabilities	47,720,895	47,434,233
Commitments and Contingencies (See Note 8)
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 22,860,701 as of March 31, 2018 and as of December 31, 2017.	22,861	22,861
Additional paid-in capital	33,006,255	33,006,255
Accumulated deficit	(31,042,403)	(30,282,518)
Accumulated other comprehensive loss	(1,084,451)	(511,219)
Total stockholders' equity	902,262	2,235,379
Total liabilities and stockholders' equity	$48,623,157	$49,669,612

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2018	2017
Income:	(not reviewed)
Premiums	$457,366	$832,847
Investment income, net of expenses	203,461	254,680
Net realized losses on investments	(49,671)	(35,504)
Miscellaneous income	26,240	18,800
	637,396	1,070,823
Expenses:
Death and other benefits	266,860	295,257
Interest credited	121,507	219,232
(Decrease) Increase in benefit reserves	(8,341)	145,126
Amortization of deferred acquisition costs	94,858	158,705
Salaries and benefits	482,716	576,608
Other operating expenses	439,681	719,799
	1,397,281	2,114,727
Loss before income taxes	(759,885)	(1,043,904)
Income tax expense	-	-
Net loss	(759,885)	(1,043,904)
Comprehensive (loss) income :
Unrealized (losses) gains income on investments arising during period	(622,903)	183,013
Less: reclassification adjustment for net realized losses on investments	49,671	35,504
Other comprehensive (loss) income	(573,232)	218,517
Comprehensive loss	$(1,333,117)	$(825,387)
Net loss per common share, basic and diluted	$(0.03)	$(0.05)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2018	2017
Cash Flows from Operating Activities:	(not reviewed)
Net loss	$(759,885)	$(1,043,904)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	30,785	53,312
Depreciation and amortization	33,328	85,647
Deferred acquisition costs capitalized	(39,142)	(93,674)
Amortization of deferred acquisition costs	94,858	158,705
Net realized losses on investments	49,671	35,504
Deferred coinsurance ceding commission	(12,094)	-
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	(220,044)	56,882
Interest and dividends due and accrued	(5,153)	(26,061)
Due premiums	73,368	70,029
Policy liabilities	398,740	132,237
Other assets and liabilities	(182,748)	(206,280)
Net cash used for operating activities	(538,316)	(777,603)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(3,323,196)	(3,870,624)
Proceeds from sale or maturity	3,312,368	4,712,145
Net change in policy loans	3,441	(2,138)
Net purchases of property and equipment	-	(24,165)
Net cash (used for) provided by investing activities	(7,387)	815,218
Cash Flows from Financing Activities:
Preferred stock dividend	-	(21,560)
Receipts on deposit-type contracts	312,611	863,617
Withdrawals on deposit-type contracts	(213,215)	(319,707)
Net cash provided by financing activities	99,396	522,350
Net (decrease) increase in cash and cash equivalents	(446,307)	559,965
Cash and cash equivalents:
Beginning	951,527	661,545
Ending	$505,220	$1,221,510

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

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 (“2017 Form 10-K/A”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table provides information about deferred acquisition costs for the periods ended March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018	December 31, 2017
Balance at beginning of period	$2,045,808	$2,568,799
Capitalization of commissions, sales and issue expenses	39,142	333,940
Change in DAC due to unrealized investment losses	14,258	(15,201)
Gross amortization	(94,858)	(404,111)
Change in DAC due to coinsurance ceding commission	-	(437,620)
Balance at end of period	$2,004,350	$2,045,808

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. At March 31, 2018 and December 31, 2017, the Company had 22,860,701 voting common shares issued and outstanding. Subsequent to March 31, 2018, the Company entered into a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement, under which convertible debt and convertible preferred stock have been issued. See Note 11.

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

Reclassification of certain prior period information: Reclassifications have been made on the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018. These reclassifications do not impact the overall Net loss or Net loss per common shares line items of the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018.

New accounting standards: On February 14, 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. It allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The Company has evaluated the impact of this update and has determined that this does not impact currently due to not recording unrealized losses or gains net of tax. The Company has incurred net operating losses since inception so it does not record deferred tax assets or deferred tax liabilities due to establishing a valuation allowance.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU's on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10), a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. The Company will utilize the modified retrospective method upon adoption of ASU 2014-09 on January 1, 2018. Under the modified retrospective method, revenues and other disclosures for pre-2017 periods would be provided in the notes to the consolidated financial statements as previously reported under the current revenue standard. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09; therefore, this standard would not apply to the majority of our consolidated revenues. For the Company's miscellaneous income, which is within the scope of this guidance, the Company reviewed its service fee income revenue streams and compared its historical accounting policies and practices to the new standard. The Company believes its historical revenue recognition was materially consistent with the way it recognized service fee income as of March 31, 2018.

Note 2. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of March 31, 2018 and December 31, 2017 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2018:
Fixed maturities:
U.S. government obligations	$2,127,142	$-	$140,505	$1,986,637
Mortgage-back securities	1,300,212	-	56,143	1,244,069
States and political subdivisions -- general obligations	268,805	-	3,649	265,156
States and political subdivisions -- special revenue	25,318	-	214	25,104
Corporate	17,738,674	7,533	918,384	16,827,823
Total fixed maturities	$21,460,151	$7,533	$1,118,895	$20,348,789
December 31, 2017:
Fixed maturities:
U.S. government obligations	$2,132,441	$-	$102,343	$2,030,098
Mortgage-back securities	1,365,684	-	47,103	1,318,581
States and political subdivisions -- general obligations	269,884	1,123	1,020	269,987
States and political subdivisions -- special revenue	25,347	38	-	25,385
Corporate	17,736,423	44,037	418,604	17,361,856
Total fixed maturities	$21,529,779	$45,198	$569,070	$21,005,907

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

	March 31, 2018			December 31, 2017
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$254,346	$20,816	2	$262,662	$13,877	2
Mortgage-back securities	1,244,069	56,143	19	1,318,581	47,103	19
States and political subdivisions -- general obligations	265,156	3,649	2	108,917	1,020	1
States and political subdivisions -- special revenue	25,104	214	1	-	-	-
Corporate	10,680,779	471,058	55	7,511,874	133,061	35
Greater than 12 months:
U.S. government obligations	1,732,291	119,689	10	1,767,435	88,466	10
Corporate	5,886,070	447,326	37	7,144,231	285,543	42
Total fixed maturities	$20,087,815	$1,118,895	126	$18,113,700	$569,070	109

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

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$200,819	$198,962
Due after one year through five years	1,450,714	1,392,599
Due after five years through ten years	6,383,870	6,045,849
Due after ten years	13,424,748	12,711,379
	$21,460,151	$20,348,789

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 4. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Deferred tax assets:
Loss carryforwards	$5,990,218	$5,782,670
Capitalized costs	305,137	317,026
Unrealized losses on investments	246,655	123,454
Benefit reserves	656,853	656,180
Total deferred tax assets	7,198,863	6,879,330
Less valuation allowance	(6,535,562)	(6,240,991)
Total deferred tax assets, net of valuation allowance	663,301	638,339
Deferred tax liabilities:
Policy acquisition costs	308,018	263,683
Due premiums	118,483	133,891
Value of business acquired	86,036	89,765
Intangible assets	147,000	147,000
Property and equipment	3,764	4,000
Total deferred tax liabilities	663,301	638,339
Net deferred tax assets	$-	$-

At March 31, 2018 and December 31, 2017, the Company recorded a valuation allowance of $6,535,562 and $6,240,991, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Loss carryforwards for tax purposes as of March 31, 2018, have expiration dates that range from 2024 through 2036.

There was no income tax expense for the three months ended March 31, 2018 and 2017. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2018 and 34% in 2017 to pretax income, as a result of the following:

	Three months ended March 31
	2018	2017
Computed expected income tax benefit	$(159,576)	$(354,927)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	1,957	2,877
Other	(13,751)	236
	(11,794)	3,113
Tax benefit before valuation allowance	(171,370)	(351,814)
Change in valuation allowance	171,370	351,814
Net income tax expenses	$-	$-

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

Note 5. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 is as follows:

	March 31, 2018	December 31, 2017
Balance sheets:
Benefit and claim reserves assumed	$2,620,723	$2,638,477
Benefit and claim reserves ceded	22,721,637	22,501,593

	Three months ended March 31,
	2018	2017
Statements of comprehensive income:
Premiums assumed	$6,236	$6,514
Premiums ceded	342,509	50,015
Benefits assumed	59,270	15,766
Benefits ceded	61,076	115,846
Commissions assumed	6	10
Commissions ceded	1,934	-

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The ceding commission of $1,850,000 first reduced DAC of $437,620 and VOBA of $1,085,811 which had been held on our books from the Great Plains Life and First Wyoming Life acquisitions. The remaining $943,333 has been reflected as a deferred gain, which will be recognized into income over the expected duration of the Great Plains Life and First Wyoming Life blocks of business.

At March 31, 2018 and December 31, 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $12,231,162 and $12,320,695, respectively. At March 31, 2018 and December 31, 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance was $10,388,672 and $10,072,530, respectively. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their obligations.

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

The Loan and Preferred Stock proceeds must be contributed to Midwest’s insurance subsidiary, American Life, to be held by it and used for general business purposes (except for up to $100,000 which may be used by Midwest to cover some of its expenses in entering into and complying with its obligations under the Agreement).

Terms of Class C Preferred Stock

●	Rank: Senior to the Company’s voting common stock on liquidation with a liquidation preference of $1.00 per share or $1,500,000 in the aggregate
●	Dividends: Subject to the availability of funds, dividends at the annual rate of 8% of the liquidation preference of $1,500,000, if the dividends accrue if not paid.
●	Redemption: At any time beginning in early 2025 and subject to Nebraska law, the Lender may require the Company to redeem the shares of Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever is greater. If the shares are not redeemed for any reason, a default interest rate of 12% per year begins (and increases by 1% per month)
●	Voting: The Preferred Stock votes along with the Company’s voting common stock as a single class on an “as converted” basis.
●	Election of Directors: Holders of Preferred Stock voting as a separate class are entitled to elect five of the Company’s eight members of its Board of Directors.
●	Protective Provisions: The Preferred Stock has several protections against the Company taking action that would adversely affect the rights of holders of Preferred Stock such as mergers, liquidation, dilutive stock issuances, among others.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2018, compared with December 31, 2017, and the results of operations for the three months ended March 31, 2018, compared with the corresponding period in 2017 of Midwest Holding Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K/A for the year ended December 31, 2017 (“2017 Form 10-K/A”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “intends,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our 2017 Form 10-K/A.

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

Critical Accounting Policies and Estimates

The MD&A included in our 2017 Form 10-K/A contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2017 Form 10-K/A.

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

Revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Three months ended March 31,
	2018	2017
Premiums	$457,366	$832,847
Investment income, net of expenses	203,461	254,680
Net realized gains (losses) on investments	(49,671)	(35,504)
Miscellaneous income	26,240	18,800
	$637,396	$1,070,823

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

Expenses are summarized in the table below.

	Three months ended March 31,
	2018	2017
Death and other benefits	$266,860	$295,257
Interest credited	121,507	219,232
Increase in benefit reserves	(8,341)	145,126
Amortization of deferred acquisition costs	94,858	158,705
Salaries and benefits	482,716	576,608
Other operating expenses	439,681	719,799
	$1,397,281	$2,114,727

Death and other benefits: Death benefits decreased due to a decrease in our direct paid claims. We expect death benefits to continue at current levels due to the age of a block of business we acquired several years ago. Claims experience on our current underwritten block has been minimal. We maintain policy reserves to offset the effect of all claims. Claim expenses on our acquired block of business are largely offset by a release in policy reserves. The decrease in our direct block of business was offset by an increase in our assumed claims.

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

	March 31, 2018		December 31, 2017
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,058,586	23.6%	$3,146,782	15.0%
AA	2,930,244	7.0	2,979,616	14.2
A	5,364,022	25.3	6,797,613	32.4
BBB	8,546,646	41.9	7,573,843	36.0
Total investment grade	19,899,498	97.8	20,497,854	97.6
BB and other	449,291	2.2	508,053	2.4
Total	$20,348,789	100.0%	$21,005,907	100.0%

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

Liquidity and Capital Resources

At March 31, 2018, the Company had cash and cash equivalents totaling $505,220. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for at least twelve months when combined with the liquidity associated with our investment portfolio. However, most of the Company's liquid assets are held in an insurance subsidiary and under existing insurance law the subsidiary cannot make significant payments up to the parent company which is the Company. Accordingly, unless the Company is able to raise substantial additional capital in the near term its ability to continue as a going concern will be in jeopardy.

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

Our surplus notes of $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. The Company reached an agreement with the holder of the notes following the closing of the transaction with Xenith and subject to approval by the Nebraska Department of Insurance, the surplus notes will be retired in full, including any accrued interest, through the transfer of the 10 condominiums in Hawaii owned by American Life. As of March 31, 2018, the book value of the condominiums was $502,678 with an appraised value of $640,000.

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

Net cash used by operating activities was $538,316 for March 31, 2018, which was comprised primarily of the net loss of $759,885 and the amounts recoverable from reinsurers of $220,044, partially offset by an increase in policy liabilities of $398,740. Net cash used for investing activities was $7,387. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was our purchases of investments in available-for-sale securities and the purchase of property and equipment. Net cash provided by financing activities was $99,396. The primary source of cash was net receipts on deposit-type contracts.

Management’s focus has been on raising additional capital or seeking other funding from outside investors. On May 9, 2018, the Company entered into a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”).

As of June 28, 2018, Xenith had loaned Midwest $600,000 and purchased $1,500,000 of newly created Class C preferred stock. See note 11 “Subsequent Events” in the accompanying consolidated financial statements.

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

Management, (with the participation of our principal executive officer/principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2018. Based on this evaluation, our principal executive officer/principal financial officer concluded that, as of the end of December 31, 2017 covered in the Form 10-K/A report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer/principal financial officer to allow timely decisions regarding required disclosure.

Material Weakness Previously Identified

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in Internal Control over Financial Reporting resulted from the Company not being able to obtain and assimilate all information required to complete the required independent audit of our financial statements for the fiscal year ended December 31, 2017 by the filing deadline of April 1, 2018 and the reviews by our auditors of the quarters ended March 31, 2018 and June 30, 2018.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 in response to Item 1A of Part I of such Form 10-K/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT
NUMBER	DESCRIPTION
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 20, 2018

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
Principal Executive Officer & Principal Financial Officer