Form 10-Q/A
period 2018-06-30
MIDWEST HOLDING INC.
filed 2018-09-20
CIK 355379

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

MIDWEST HOLDING INC.

FORM 10-Q/A

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Explanatory Note

The registrant’s Form 10-Q for the quarterly period ended June 30, 2018 was filed with the Securities and Exchange Commission (“SEC”) on August 14, 2018, but was not reviewed by an independent registered public accounting firm prior to its filing as required under applicable SEC rules and regulations.

This Amendment No. 1 to Form 10-Q is being filed by the registrant to include explicit disclosure that its filing is deficient because the required PCAOB AS 4105 review has not been completed. The referenced filing is expected to be amended and filed on or about September 28, 2018, and it will contain reviewed financial statements. The Company will be amending its Form 10-Q for the quarter ended June 30, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(not reviewed)
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $20,771,623 and $21,529,779, respectively)	$19,297,644	$21,005,907
Other invested assets	110,223	-
Real estate, held for investment	499,668	505,688
Policy loans	438,465	435,196
Total investments	20,346,000	21,946,791
Cash and cash equivalents	2,660,663	951,527
Amounts recoverable from reinsurers	22,853,760	22,501,593
Interest due and accrued	224,691	223,166
Due premiums	584,091	637,574
Deferred acquisition costs, net	1,925,926	2,045,808
Value of business acquired, net	390,738	427,454
Intangible assets	700,000	700,000
Property and equipment, net	109,449	127,976
Other assets	183,921	107,723
Total assets	$49,979,239	$49,669,612
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$26,321,196	$26,228,105
Policy claims	384,634	447,513
Deposit-type contracts	19,189,533	18,421,055
Advance premiums	37,740	40,839
Deferred gain on coinsurance transaction	931,239	955,427
Total policy liabilities	46,864,342	46,092,939
Notes payable	600,000	-
Accounts payable and accrued expenses	800,964	791,294
Surplus notes	550,000	550,000
Total liabilities	48,815,306	47,434,233
Commitments and Contingencies (See Note 8)
Mezzanine Equity
Preferred stock, Series C, $0.001 par value. Authorized 1,500,000 shares; issued and outstanding 1,500,000 as of June 30, 2018	1,500,000	-
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 22,860,701 as of June 30, 2018 and as of December 31, 2017.	22,861	22,861
Additional paid-in capital	33,006,255	33,006,255
Accumulated deficit	(31,961,042)	(30,282,518)
Accumulated other comprehensive loss	(1,404,141)	(511,219)
Total stockholders' equity	(336,067)	2,236,435
Total liabilities and mezzanine and stockholders' equity	$49,979,239	$49,670,668

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income:	(not reviewed)		(not reviewed)
Premiums	$514,057	$871,535	$971,423	$1,704,382
Investment income, net of expenses	201,471	250,153	404,932	504,833
Net realized (losses) gains on investments	(152,203)	54,513	(201,874)	19,009
Miscellaneous income	25,044	19,055	51,284	37,855
	588,369	1,195,256	1,225,765	2,266,079
Expenses:
Death and other benefits	237,421	270,337	504,281	565,594
Interest credited	124,644	234,149	246,151	453,381
Increase in benefit reserves	20,904	162,620	12,563	307,746
Amortization of deferred acquisition costs	108,055	134,149	202,913	292,854
Salaries and benefits	429,821	528,042	912,537	1,103,608
Other operating expenses	586,163	656,434	1,025,844	1,377,275
	1,507,008	1,985,731	2,904,289	4,100,458
Loss before income taxes	(918,639)	(790,475)	(1,678,524)	(1,834,379)
Income tax expense	-	-	-	-
Net loss	(918,639)	(790,475)	(1,678,524)	(1,834,379)
Comprehensive loss:
Unrealized (losses) gains on investments arising during period	(471,893)	356,652	(1,094,796)	539,665
Less: reclassification adjustment for net realized losses (gains) on investments	152,203	(54,513)	201,874	(19,009)
Other comprehensive (loss) income	(319,690)	302,139	(892,922)	520,656
Comprehensive loss	$(1,238,329)	$(488,336)	$(2,571,446)	$(1,313,723)
Net loss per common share, basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.08)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2018	2017
Cash Flows from Operating Activities:	(not reviewed)
Net loss	$(1,678,524)	$(1,834,379)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	58,719	102,300
Depreciation and amortization	67,970	170,063
Deferred acquisition costs capitalized	(59,771)	(220,360)
Amortization of deferred acquisition costs	202,913	292,854
Net realized losses (gains) on investments	201,874	(19,009)
Deferred coinsurance ceding commission	(24,188)	-
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	(352,167)	251,005
Interest and dividends due and accrued	(1,525)	4,887
Due premiums	53,483	21,709
Policy liabilities	672,821	460,412
Other assets and liabilities	(42,826)	291,124
Net cash used for operating activities	(901,221)	(479,394)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(5,837,939)	(14,009,798)
Proceeds from sale or maturity	6,335,502	15,381,725
Other invested assets purchased	(100,000)	-
Net change in policy loans	(3,269)	(10,148)
Net purchases of property and equipment	(6,707)	(41,588)
Net cash provided by investing activities	387,587	1,320,191
Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	1,500,000	-
Preferred stock dividend	-	(30,543)
Proceeds from issuance of notes payable	600,000	-
Receipts on deposit-type contracts	579,352	1,405,247
Withdrawals on deposit-type contracts	(456,582)	(594,544)
Net cash provided by financing activities	2,222,770	780,160
Net increase in cash and cash equivalents	1,709,136	1,620,957
Cash and cash equivalents:
Beginning	951,527	661,545
Ending	$2,660,663	$2,282,502

Supplemental Cash Flow Information
(Unaudited)

	June 30, 2018	June 30, 2017
Supplemental Disclosure of Non-Cash Information
Converted Series B Preferred Stock	$-	$(103)
Common stock issues from converted Series B Preferred Stock	-	103
	$-	$-

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

Future expansion plans for the Company following the transaction described in Note 2 below between Midwest and Xenith Holdings LLC (“Xenith”) are to leverage technology to distribute products through marketing organizations.

In order to allow management to focus on this plan, American Life expects to seek to reinsure 100% of its legacy business to a third party via a coinsurance agreement. Management is in discussions with parties regarding the transfer of the business and expects to, subject to Insurance Department approval, complete the transaction by the end of the fourth quarter. Additionally, effective July 1, 2018 management entered into an agreement to commutate an assumptive reinsurance agreement with Security National Life Insurance Company that had been entered into several years ago.

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q/A, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 (“2017 Form 10-K/A”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

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

The following table provides information about deferred acquisition costs for the periods ended June 30, 2018 and December 31, 2017, respectively.

	Six Months Ended	Year Ended
	June 30,	December 31
	2018	2017
Balance at beginning of period	$2,045,808	$2,568,799
Capitalization of commissions, sales and issue expenses	59,771	333,940
Change in DAC due to unrealized investment losses	23,260	(15,201)
Gross amortization	(202,913)	(404,110)
Change in DAC due to coinsurance ceding commission	-	(437,620)
Balance at end of period	$1,925,926	$2,045,808

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

New accounting standards: On February 14, 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. It allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The Company has evaluated the impact of this update and has determined that this does not impact it currently due to not recording unrealized losses or gains net of tax. The Company has incurred net operating losses since inception so it does not record deferred tax assets or deferred tax liabilities due to establishing a valuation allowance.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU's on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10), a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. The Company will utilize the modified retrospective method upon adoption of ASU 2014-09 on January 1, 2018. Under the modified retrospective method, revenues and other disclosures for pre-2017 periods would be provided in the notes to the consolidated financial statements as previously reported under the current revenue standard. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09; therefore, this standard would not apply to the majority of our consolidated revenues. For the Company's miscellaneous income, which is within the scope of this guidance, the Company reviewed its service fee income revenue streams and compared its historical accounting policies and practices to the new standard. The Company believes its historical revenue recognition was materially consistent with the way it recognized service fee income as of June 30, 2018.

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

The Agreement further provides that Xenith, in its sole discretion, may loan up to an additional $22,900,000 to Midwest. Any loans made by Xenith under this election (“Subsequent Loans”) will also be convertible into Midwest’s Common Stock at the rate of approximately $0.02 per share. The Company recorded the Preferred Stock as of June 30, 2018 at the Mezzanine Level in the equity section of the balance sheet.

The conversion of Subsequent Loans assumes that Midwest’s Articles of Incorporation are appropriately amended. This amendment will require approval of Midwest’s shareholders as indicated above.

To summarize the additional subsequent loans for purposes of illustration assuming the Notes and shares of Preferred Stock are converted into the Company's voting common stock:

	Fully Diluted
	Number	Percentage
Current company shareholders	22,900,000	1.8%
Note conversion ($500,000)	24,300,000	1.9%
Note conversion ($100,000)	4,900,000	0.4%
Preferred stock conversion	72,900,000	5.7%
Subsequent loans	1,145,000,000	90.2%
Total Outstanding	1,270,000,000	100.0%

The Loan and Preferred Stock proceeds were contributed to Midwest’s insurance subsidiary, American Life, to be held by it and used for general business purposes (except for up to $100,000 which may be used by Midwest to cover some of its expenses in entering into and complying with its obligations under the Agreement).

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

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

Note 3. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of June 30, 2018 and December 31, 2017 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2018:
Fixed maturities:
U.S. government obligations	$2,121,765	$-	$149,574	$1,972,191
Mortgage-back securities	1,231,344	-	68,185	1,163,159
States and political subdivisions -- general obligations	267,710	-	4,726	262,984
States and political subdivisions -- special revenue	25,290	-	166	25,124
Corporate	17,125,514	3,131	1,254,459	15,874,186
Total fixed maturities	$20,771,623	$3,131	$1,477,110	$19,297,644
Other invested assets	100,000	10,223	-	110,223
Total Investments	$20,871,623	$13,354	$1,477,110	$19,407,867
December 31, 2017:
Fixed maturities:
U.S. government obligations	$2,132,441	$-	$102,343	$2,030,098
Mortgage-back securities	1,365,684	-	47,103	1,318,581
States and political subdivisions -- general obligations	269,884	1,123	1,020	269,987
States and political subdivisions -- special revenue	25,347	38	-	25,385
Corporate	17,736,423	44,037	418,604	17,361,856
Total fixed maturities	$21,529,779	$45,198	$569,070	$21,005,907

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

	June 30, 2018:			December 31, 2017
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$7,741	$575	1	$262,662	$13,877	2
Mortgage-back securities	287,576	16,854	4	1,318,581	47,103	19
States and political subdivisions -- general obligations	262,984	4,726	2	108,917	1,020	1
States and political subdivisions -- special revenue	25,124	166	1	-	-	-
Corporate	9,079,753	605,867	50	7,511,874	133,061	35
Greater than 12 months:
U.S. government obligations	1,964,450	148,999	11	1,767,435	88,466	10
Mortgage-back securities	875,583	51,331	15	-	-	-
Corporate	6,295,257	648,592	36	7,144,231	285,543	42
Total fixed maturities	$18,798,468	$1,477,110	120	$18,113,700	$569,070	109

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

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$200,545	$199,218
Due after one year through five years	982,973	940,764
Due after five years through ten years	5,219,126	4,889,471
Due after ten years	14,368,979	13,268,191
	$20,771,623	$19,297,644

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Notes payable: The notes payable are carried at book value and the fair value approximates book value plus accrued interest. The notes payable accrue interest at 8% of the book value and pay out 4% in cash and 4% in paid in kind (“PIK”) which adds interest to the outstanding principle.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$438,465	$-	$-	$438,465	$438,465
Cash	2,660,663	2,660,663	-	-	2,660,663
Liabilities:
Policyholder deposits (Deposit-type contracts)	19,189,533	-	-	19,189,533	19,189,533
Surplus notes	860,027	-	-	860,027	860,027
Notes payable	600,000	-	-	600,000	600,000

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	December 31, 2017
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$435,196	$-	$-	$435,196	$435,196
Cash	951,527	951,527	-	-	951,527
Liabilities:
Policyholder deposits (Investment-type contracts)	18,421,055	-	-	18,421,055	18,421,055
Surplus notes and accrued interest payable	843,922	-	-	843,922	843,922

Note 5. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Deferred tax assets:
Loss carryforwards	$607,688	$5,782,670
Capitalized costs	293,249	317,026
Unrealized losses on investments	320,306	123,454
Benefit reserves	654,347	656,180
Total deferred tax assets	1,875,590	6,879,330
Less valuation allowance	(1,223,834)	(6,240,991)
Total deferred tax assets, net of valuation allowance	651,756	638,339
Deferred tax liabilities:
Policy acquisition costs	287,877	263,683
Due premiums	122,659	133,891
Value of business acquired	82,055	89,765
Intangible assets	147,000	147,000
Policy loans	8,401	-
Property and equipment	3,764	4,000
Total deferred tax liabilities	651,756	638,339
Net deferred tax assets	$-	$-

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

At June 30, 2018 and December 31, 2017, the Company recorded a valuation allowance of $1,223,834 and $6,240,919, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

On June 28, 2018 the Company closed the transaction with Xenith as disclosed in Note 2 above. As a result of that transaction, a change in control occurred which required us to apply Section 382 limitations to the amount of its income in future years that can be offset by historic losses. Our loss carryforwards were reduced by $5,532,029 due to applying the 382 limitation as shown below.

Loss carryforwards for tax purposes as of June 30, 2018, have expiration dates that range from 2024 through 2036.

There was no income tax expense for the three and six months ended June 30, 2018 and 2017. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2018 and 34% in 2017 to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Computed expected income tax benefit	$(1,192,914)	$(268,762)	$(352,490)	$(623,689)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	2,247	3,388	4,204	6,265
Change in loss carryforward due to 382 limitation	5,532,029		5,532,029
Adjustment to prior year NOL	-	(1,172,196)	-	(1,172,196)
Other	44,017	(9,798)	30,266	(9,562)
	5,513,359	(1,178,606)	5,501,565	(1,175,493)
Tax benefit before valuation allowance	5,385,379	(1,447,368)	5,214,009	(1,799,182)
Change in valuation allowance	(5,385,379)	1,447,368	(5,214,009)	1,799,182
Net income tax expenses	$-	$-	$-	$-

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

The ceding commission of $1,850,000 first reduced DAC of $437,620 and VOBA of $1,085,811 which had been held on our books from the Great Plains Life and First Wyoming Life acquisitions. The remaining $931,239 was reflected as a deferred gain, which is being recognized into income over the expected duration of the Great Plains Life and First Wyoming Life blocks of business.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 7. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the six months ended June 30, 2018 and the year ended December 31, 2017:

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

All such forward-looking statements speak only as of the date of this Form 10-Q/A. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

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

American Life has retained Milliman as a consulting actuary to develop a new multi-year guaranteed annuity “MYGA” product and is in discussion with an independent marketing organization (“IMO”) to beginning selling the new product in the 14 states in which the Company is currently licensed in. The MYGA product is expected to be the Company’s first in the IMO market; however, management will seek to follow with additional annuity and life products as demand and opportunity may arise in the future. The Company has also engaged a consultant to work with management to expand the Company’s state licensure footprint across the United States. This effort will begin in the fourth quarter of 2018.

Critical Accounting Policies and Estimates

The Management’s Discussion and Analysis section included in our 2017 Form 10-K/A contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2017 Form 10-K/A.

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

Expenses are summarized in the table below.

	Three months ended June 30,
	2018	2017
Death and other benefits	$237,421	$270,337
Interest credited	124,644	234,149
Increase in benefit reserves	20,904	162,620
Amortization of deferred acquisition costs	108,055	134,149
Salaries and benefits	429,821	528,042
Other operating expenses	586,163	656,434
	$1,507,008	$1,985,731

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

Other operating expenses: Other operating expenses decreased due to the fees associated with our year-end audit and proxy statement were reduced by $216,000 due to the delay in completing the 10-K audit and review and the printing and mailing of the Annual Report and proxy to our shareholders. During 2017 we had one-time fees of $57,000 due to the Nebraska Department of Insurance state exam. These decreases in expenses were offset by legal fees of $123,000 related to the contract negotiations and closing of the transaction between Midwest and Xenith to provide additional financing. See Note 2 in Item 1 above for more details.

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

Expenses are summarized in the table below.

	Six months ended June 30,
	2018	2017
Death and other benefits	$504,281	$565,594
Interest credited	246,151	453,381
Increase in benefit reserves	12,563	307,746
Amortization of deferred acquisition costs	202,913	292,854
Salaries and benefits	912,537	1,103,608
Other operating expenses	1,025,844	1,377,275
	$2,904,289	$4,100,458

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

Other operating expenses: Other operating expenses decreased due to fees associated with our year-end audit and proxy statement decreased $294,000 due to the delay in completing the 10-K audit and review and the printing and mailing of the Annual Report and proxy to our shareholders. During 2017 we had one-time fees of $140,000 due to the Nebraska Department of Insurance state exam. Our VOBA amortization decreased $93,000 due to the write-off of the VOBA on the Great Plains block included in the coinsurance agreement between American Life and US Alliance. See Note 6 in Item 1 above. These decreases in expenses were offset by legal fees of $151,000 related to the contract negotiations and closing of the transaction between Midwest and Xenith to provide additional financing. See Note 2 in Item 1 above for more details.

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

	June 30, 2018		December 31, 2017
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,028,878	23.2%	$3,146,782	15.0%
AA	1,883,799	2.4	2,979,616	14.2
A	5,626,660	29.0	6,797,613	32.4
BBB	8,403,307	43.6	7,573,843	36.0
Total investment grade	18,942,644	98.2	20,497,854	97.6
BB and other	355,000	1.8	508,053	2.4
Total	$19,297,644	100.0%	$21,005,907	100.0%

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

Liquidity and Capital Resources

At June 30, 2018, the Company had cash and cash equivalents totaling $2,660,663. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures through at least June 30, 2019 with the recently completed capital infusion and growth that is anticipated as a result of the transaction with Xenith discussed above.

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

Net cash used by operating activities was $901,221 for the six months ended June 30, 2018, which was comprised primarily of the net loss of $1,678,524 partially offset by an increase in policy liabilities of $672,821. Net cash provided by investing activities was $387,587. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was our purchases of investments in available-for-sale securities and the purchase of property and equipment. Net cash provided by financing activities was $2,222,770. The primary source of cash was the transaction between Midwest and Xenith providing additional cash of $2,100,000 and the net receipts on deposit-type contracts.

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

Management, (with the participation of our principal executive officer/principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2018. Based on this evaluation, our principal executive officer/principal financial officer concluded that, as of the end of December 31, 2017 covered in the Form 10-K/A report, our disclosure controls and procedures along with the related internal controls over financial reporting were not; effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer/principal financial officer to allow timely decisions regarding required disclosure.

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
____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 20, 2018

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
Principal Executive Officer & Principal Financial Officer