Form 10-Q/A
period 2018-03-31
MIDWEST HOLDING INC.
filed 2018-09-28
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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

MIDWEST HOLDING INC.

FORM 10-Q/A

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Explanatory Note

This Amendment No. 2 to Form 10-Q is being filed by the registrant. The items that have been amended are as follows:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data. The financial statements contained in this Form 10-Q/A should be relied upon and not the information in the Original Form 10-Q and Amendment No. 1 on Form 10-Q/A.

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

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
	2018	2017
Income:
Premiums	$457,366	$832,847
Investment income, net of expenses	203,461	254,680
Net realized losses on investments	(49,671)	(35,504)
Miscellaneous income	26,240	18,800
	637,396	1,070,823
Expenses:
Death and other benefits	266,860	295,257
Interest credited	121,507	219,232
(Decrease) Increase in benefit reserves	(8,341)	145,126
Amortization of deferred acquisition costs	94,858	158,705
Salaries and benefits	482,716	576,608
Other operating expenses	439,681	719,799
	1,397,281	2,114,727
Loss before income taxes	(759,885)	(1,043,904)
Income tax expense	-	-
Net loss	(759,885)	(1,043,904)
Comprehensive (loss) income :
Unrealized (losses) gains on investments arising during period	(622,903)	183,013
Less: reclassification adjustment for net realized losses on investments	49,671	35,504
Other comprehensive (loss) income	(573,232)	218,517
Comprehensive loss	$(1,333,117)	$(825,387)
Net loss per common share, basic and diluted	$(0.03)	$(0.05)

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

Dated: September 28, 2018

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
Principal Executive Officer & Principal Financial Officer