Form 10-Q/A
period 2018-06-30
MIDWEST HOLDING INC.
filed 2018-09-28
CIK 355379

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

On June 28, 2018, upon the closing of the transaction with Xenith Holdings LLC mentioned above, American Life, Midwest’s principal operating subsidiary entered into employment agreements with A. Michael Salem and Michael Minnick, newly elected Chairman and President of American Life respectively.

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

There was no income tax expense for the three and six months ended June 30, 2018 and 2017. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2018 and 34% in 2017 to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Computed expected income tax benefit	$(192,914)	$(268,762)	$(352,490)	$(623,689)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	2,247	3,388	4,204	6,265
Change in loss carryforward due to 382 limitation	5,532,029		5,532,029
Adjustment to prior year NOL	-	(1,172,196)	-	(1,172,196)
Other	44,017	(9,798)	30,266	(9,562)
	5,578,293	(1,178,606)	5,566,499	(1,175,493)
Tax benefit before valuation allowance	5,385,379	(1,447,368)	5,214,009	(1,799,182)
Change in valuation allowance	(5,385,379)	1,447,368	(5,214,009)	1,799,182
Net income tax expenses	$-	$-	$-	$-

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in Internal Control over Financial Reporting resulted from the Company not being able to obtain and assimilate all information required to complete the required independent audit of our financial statements for the fiscal year ended December 31, 2017 by the filing deadline of April 1, 2018 and the reviews by our auditors of the quarters ended March 31, 2018 and June 30, 2018. A material weakness in internal control was identified during the review of the June 30, 2018 financials related to a material audit adjustment to the financial statements resulting in a material change to net income and stockholders’ equity. The audit adjustment relates primarily to a complex nonrecurring transaction.

Remediation

Management has developed certain remediation steps to address the material weaknesses and to improve our internal control over financial reporting, including a process to meet with our auditing firm on an earlier timely schedule, obtaining an enterprise risk management program, and engaging an auditing advisor. Our management and our Board of Directors take the control and integrity of our financial statements seriously and believe that the remediation to ensure that all financial information has been obtained on a timely basis is essential to maintaining an effective internal control environment. We intend to commit such additional resources as necessary to mitigate the material weaknesses such that we can make timely and materially accurate quarterly and annual SEC filings.

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