Form 10-Q
period 2018-09-30
MIDWEST HOLDING INC.
filed 2018-11-09
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 1, 2018, there were 22,873,764 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Midwest Holding Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Investments, available for sale, at fair value
Fixed maturities (amortized cost: $19,227,064 and $21,529,779, respectively)	$17,704,697	$21,005,907
Real estate, held for investment	496,658	505,688
Policy loans	399,355	435,196
Total investments	18,600,710	21,946,791
Cash and cash equivalents	555,443	951,527
Amounts recoverable from reinsurers	22,923,590	22,501,593
Interest due and accrued	202,360	223,166
Due premiums	562,909	637,574
Deferred acquisition costs, net	1,889,107	2,045,808
Value of business acquired, net	331,916	427,454
Intangible assets	700,000	700,000
Property and equipment, net	96,925	127,976
Other assets	273,719	107,723
Total assets	$46,136,679	$49,669,612
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$25,700,874	$26,228,105
Policy claims	368,884	447,513
Deposit-type contracts	17,718,559	18,421,055
Advance premiums	47,586	40,839
Deferred gain on coinsurance transaction	919,145	955,427
Total policy liabilities	44,755,048	46,092,939
Notes payable	600,000	-
Accounts payable and accrued expenses	1,085,346	791,294
Surplus notes	550,000	550,000
Total liabilities	46,990,394	47,434,233
Commitments and Contingencies (See Note 8)
Mezzanine Equity:
Preferred stock, Series C, $0.001 par value. Authorized 1,500,000 shares; issued and outstanding 1,500,000 as of September 30, 2018	1,500,000	-
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 22,873,764 as of September 30, 2018 and 22,860,701 as of December 31, 2017.	22,874	22,861
Additional paid-in capital	33,006,242	33,006,255
Accumulated deficit	(33,924,321)	(30,282,518)
Accumulated other comprehensive loss	(1,458,510)	(511,219)
Total stockholders' (deficit) equity	(2,353,715)	2,235,379
Total liabilities, mezzanine and stockholders' equity	$46,136,679	$49,669,612

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income:
Premiums	$456,574	$664,391	$1,427,997	$2,368,773
Investment income, net of expenses	210,981	244,343	615,913	749,176
Net realized (losses) gains on investments	(83,613)	26,671	(285,487)	45,680
Miscellaneous income	27,425	19,400	78,709	57,255
	611,367	954,805	1,837,132	3,220,884
Expenses:
Death and other benefits	75,016	152,280	579,297	717,874
Interest credited	113,632	175,542	359,783	628,923
Increase in benefit reserves	167,062	210,561	179,625	518,307
Amortization of deferred acquisition costs	58,822	25,295	261,735	318,149
Salaries and benefits	559,377	522,167	1,471,914	1,625,775
Other operating expenses	1,600,737	538,742	2,626,581	1,916,017
	2,574,646	1,624,587	5,478,935	5,725,045
Loss before income taxes	(1,963,279)	(669,782)	(3,641,803)	(2,504,161)
Income tax expense	-	-	-	-
Net loss	(1,963,279)	(669,782)	(3,641,803)	(2,504,161)
Comprehensive (loss) income:
Unrealized (losses) gains on investments arising during period	(137,982)	110,695	(1,232,778)	650,360
Less: reclassification adjustment for net realized losses (gains) on investments	83,613	(26,671)	285,487	(45,680)
Other comprehensive (loss) income	(54,369)	84,024	(947,291)	604,680
Comprehensive loss	$(2,017,648)	$(585,758)	$(4,589,094)	$(1,899,481)
Net loss per common share, basic and diluted	$(0.09)	$(0.03)	$(0.16)	$(0.11)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,641,803)	$(2,504,161)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	80,271	146,442
Depreciation and amortization	142,326	254,136
Deferred acquisition costs capitalized	(43,430)	(258,344)
Amortization of deferred acquisition costs	227,163	318,149
Net realized losses (gains) on investments	285,487	(45,680)
Deferred coinsurance ceding commission	(36,282)	326,569
Write-down of DAC and VOBA from coinsurance transaction	-	1,523,431
Commutation of Security National Life Insurance assumed business	(2,543,898)	-
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	(421,997)	(8,643,255)
Interest and dividends due and accrued	20,806	83,105
Due premiums	68,691	47,316
Policy liabilities	992,003	744,267
Other assets and liabilities	152,229	(9,787)
Net cash used for operating activities	(4,718,434)	(8,017,812)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(7,381,392)	(20,571,059)
Proceeds from sale or maturity	9,313,456	27,580,877
Other invested assets:
Purchases	(100,000)	-
Proceeds from sale or maturity	104,892	-
Net change in policy loans	2,823	(27,002)
Net purchases of property and equipment	(6,707)	(31,128)
Net cash provided by investing activities	1,933,072	6,951,688
Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	1,500,000	-
Preferred stock dividend	-	(30,543)
Proceeds from issuance of notes payable	600,000	-
Receipts on deposit-type contracts	823,047	1,873,323
Withdrawals on deposit-type contracts	(533,769)	(760,765)
Net cash provided by financing activities	2,389,278	1,082,015
Net increase in cash and cash equivalents	(396,084)	15,891
Cash and cash equivalents:
Beginning	951,527	661,545
Ending	$555,443	$677,436

	September 30, 2018	September 30, 2017
Supplemental Disclosure of Non-Cash Information
Converted Series B Preferred Stock	$-	$(103)
Common stock issues from converted Series B Preferred Stock	-	103
	$-	$-

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of operations: Midwest Holding Inc. (“Midwest” or “the Company”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of becoming a financial services company. The Company is in the life insurance business and operates through its wholly owned subsidiary, American Life & Security Corp. (“American Life”). The Company has made several acquisitions of life insurance companies and related entities since 2009, all of which have been merged into the Company or into American Life.

Future expansion plans for the Company following the transaction described in Note 2 below between Midwest and Xenith Holdings LLC, are to leverage technology to distribute insurance products through independent marketing organizations.

In order to allow management to focus on this plan, American Life expects to reinsure 100% of its legacy business to a third party via a coinsurance agreement see Note 12. Subsequent Events, for further discussion. Additionally, effective July 31, 2018 the Company entered into an agreement to commute an assumptive reinsurance agreement with Security National Life Insurance Company that had been entered into several years ago. The commutation closed on September 28, 2018.

Basis of presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Therefore, the information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 (“2017 Form 10-K/A”), should be read in connection with these interim unaudited consolidated financial statements.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the nine months ended September 30, 2018 or 2017.

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

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the nine months ended September 30, 2018 that suggest a review should be undertaken.

The following table provides information about deferred acquisition costs for the periods ended September 30, 2018 and December 31, 2017, respectively.

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2018	2017
Balance at beginning of period	$2,045,808	$2,568,799
Capitalization of commissions, sales and issue expenses	78,002	333,940
Change in DAC due to unrealized investment losses	27,032	(15,201)
Gross amortization	(261,735)	(404,110)
Change in DAC due to coinsurance ceding commission	-	(437,620)
Balance at end of period	$1,889,107	$2,045,808

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Value of business acquired: Value of business acquired (“VOBA”) represents the estimated value assigned to purchased companies or insurance in force of the assumed policy obligations at the date of acquisition of a block of policies.

Recoverability of value of business acquired is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the nine months ended September 30, 2018 that suggest a review should be undertaken.

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $12,524 and $16,740 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense totaled $37,758 and $50,387 for the nine months ended September 30, 2018 and 2017, respectively. Accumulated depreciation net of disposals totaled $931,772 and $894,014 as of September 30, 2018 and December 31, 2017, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the nine months ended September 30, 2018 that would indicate the carrying amounts may not be recoverable.

Reinsurance: In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of September 30, 2018 or December 31, 2017.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Notes payable: Notes payable consist of amounts loaned to the Company on June 28, 2018 as part of the closing of the transaction between Xenith and the Company. The loans were made under two notes of $500,000 and $100,000, respectively. The notes are convertible, at Xenith’s election, into approximately 24,300,000 and 4,900,000, respectively, shares of Midwest’s voting common stock which equates to approximately $0.02 per share (see Note 2).

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2010. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at September 30, 2018 or December 31, 2017.

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

Comprehensive loss: Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable securities classified as available for sale.

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 120,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. At September 30, 2018 and December 31, 2017, the Company had 22,873,764 voting common shares issued and outstanding, respectively.

The Class A preferred shares were non-cumulative, non-voting and convertible by the holder to voting common shares after May, 2015, at a rate of 1.476 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share was $0.001 with 2,000,000 shares authorized. At December 31, 2017 the 74,159 Class A preferred shares outstanding were converted by the Company into 109,470 voting common shares.

The Class B preferred shares were non-cumulative, non-voting and convertible by the holder or the Company to voting common shares after May 1, 2017 at a rate of 2.0 common shares for each preferred share. The par value per preferred share was $0.001 with 1,000,000 shares authorized. The stated annual dividend rate on the Class B preferred shares was 7%. Dividends totaling $30,544 were paid as of September 30, 2017. On September 15, 2017, the 102,669 outstanding Class B preferred shares were converted by the Company into 205,338 voting common shares.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Each Class C preferred share is convertible by the holder at any time after the original Series C issue date into approximately 48.57 shares of fully paid and non-assessable voting common shares. The Class C preferred shares vote along with common shares on an as-converted basis. The par value per preferred share is $0.001 with 1,500,000 shares authorized and outstanding as of September 30, 2018. Each preferred share has a liquidation preference of $1.00 per share. The stated annual dividend rate on the Class C preferred shares is 8% which began accruing on June 28, 2018. See Note 2 Change in Control, for further information.

Loss per share attributable to the Company’s common stockholders was computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended September 30, 2018 and 2017 were 22,873,716 and 22,764,294 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2018 and 2017 were 22,873,764 and 22,763,160 shares, respectively.

New accounting standards: In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-12, Financial Services-Insurance (Topic 944). This update 1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, 2) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit contracts, 3) simplifies the amortization of deferred acquisition costs, and 4) improves the effectiveness of the required disclosures. This ASU becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We are currently evaluating the impact of this pending new standard on our consolidated financial statements.

On February 14, 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. It allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The Company has evaluated the impact of this update and has determined that this does not impact us currently due to not recording unrealized losses or gains net of tax. The Company has incurred net operating losses since inception so we do not record deferred tax assets or deferred tax liabilities due to establishing a valuation allowance.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326). Under the new guidance, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2019. We are currently evaluating the impact of this pending new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of this pending new standard on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a prospective approach, with early adoption permitted for transactions not previously reported in issued financial statements. The Company adopted this ASU on January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, however, the Company will apply the provisions of ASU 2017-01 to future acquisitions.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU’s on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10), a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. The Company will utilize the modified retrospective method upon adoption of ASU 2014-09 on January 1, 2018. Under the modified retrospective method, revenues and other disclosures for pre-2017 periods would be provided in the notes to the consolidated financial statements as previously reported under the current revenue standard. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09; therefore, this standard would not apply to the majority of our consolidated revenues. For the Company’s miscellaneous income, which is within the scope of this guidance, the Company reviewed its service fee income revenue streams and compared its historical accounting policies and practices to the new standard. The Company believes its historical revenue recognition was materially consistent with the way we recognized service fee income as of September 30, 2018.

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

At Closing, Xenith loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with cash interest of 4% per annum payable quarterly and accrued interest of another 4% per annum payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. The first $500,000 note is convertible, at Xenith’s election, into approximately 24,300,000 shares of Midwest’s voting common stock (“Common Stock”) which equates to approximately $0.02 per share. The remaining $100,000 note will also be convertible at the same rate if Midwest has adequate authorized Common Stock available which will require an amendment to its Articles of Incorporation under a proxy statement that was filed with the SEC.

The notes are secured under a Security Agreement which is collateralized by all of the issued and outstanding shares of Midwest’s wholly owned insurance subsidiary, American Life. Xenith has the right to foreclose on the collateral if Midwest commits an event of default under the notes. Defaults include Midwest’s failure to pay interest or principal on the notes when due, failure to observe any material provision of the Agreement, misrepresentations under the Agreement or bankruptcy or insolvency proceedings involving Midwest.

Also at the Closing, Midwest sold 1,500,000 shares of newly created Class C Preferred Stock to Xenith for $1,500,000. The Class C Preferred Stock is convertible, at Xenith’s election, into approximately 72,900,000 shares of Midwest’s Common Stock at $0.02 per share. The Company is proposing to increase its authorized voting common shares to 1,970,000,000.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

To summarize the above for purposes of illustration assuming the Notes and shares of Preferred Stock are converted in the Company’s voting common stock:

	Number	Percentage
Current company shareholders	22,900,000	18.3%
Note conversion ($500,000)	24,300,000	19.5%
Note conversion ($100,000)	4,900,000	3.9%
Preferred stock conversion	72,900,000	58.3%
Total Outstanding	125,000,000	100.0%

The Agreement further provides that Xenith, in its sole discretion, may loan up to an additional $22,900,000 to Midwest. Any loans made by Xenith under this election (“Subsequent Loans”) will also be convertible into Midwest’s Common Stock at the rate of $0.02 per share. Xenith is not obligated to make any or all of these proposed future loans.

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

The Loan and Preferred Stock proceeds were contributed to Midwest’s insurance subsidiary, American Life, to be held by it and used for general business purposes (except for up to $100,000 which may be used by Midwest to cover a portion of its expenses in entering into and complying with its obligations under the Agreement). Xenith is not obligated to make any or all of these proposed future loans.

Terms of Class C Preferred Stock

●	Rank: Senior to the Common Stock on liquidation with a liquidation preference of $1.00 per share or $1,500,000 in the aggregate.
●	Dividends: Subject to the availability of funds, dividends at the annual rate of 8% of the liquidation preference of $1,500,000, and dividends accrued if not paid.
●

Redemption: At any time beginning in early 2025 and subject to Nebraska law, the Lender may require the Company to redeem the shares of Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever is greater. If the shares are not redeemed for any reason, a default interest rate of 12% per year begins (and increases by 1% per month).

●	Voting: The Preferred Stock votes along with the Common Stock as a single class on an “as converted” basis.
●	Election of Directors: Holders of Preferred Stock voting as a separate class are entitled to elect five of the Company’s eight members of its Board of Directors.
●

Protective Provisions: The Preferred Stock has several protections against the Company taking action that would adversely affect the rights of holders of Preferred Stock such as mergers, liquidation, dilutive stock issuances, among others.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Articles of Amendment

The Agreement, as amended, requires that the Company’s shareholders consider and act upon an amendment to its amended and restated articles of incorporation to increase its authorized shares of voting common stock to 1,970,000,000 shares, $0.001 par value. This increase would be needed if the Lender were to convert its $500,000 Note and shares of Preferred Stock in the Company’s voting common stock and then elects to convert its $100,000 Note and Notes related to any Subsequent Loans into shares of the Company’s voting common stock and for future corporate purposes.

On June 28, 2018, upon the closing of the transaction with Xenith Holdings LLC mentioned above, American Life, Midwest’s principal operating subsidiary entered into employment agreements with two officers of Xenith.

Note 3. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of September 30, 2018 and December 31, 2017 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2018:
Fixed maturities:
U.S. government obligations	$2,116,353	$-	$166,286	$1,950,067
Mortgage-back securities	1,153,027	-	69,220	1,083,807
States and political subdivisions -- general obligations	266,596	-	6,305	260,291
States and political subdivisions -- special revenue	25,260	-	232	25,028
Corporate	15,665,828	-	1,280,324	14,385,504
Total Investments	$19,227,064	$-	$1,522,367	$17,704,697
December 31, 2017:
Fixed maturities:
U.S. government obligations	$2,132,441	$-	$102,343	$2,030,098
Mortgage-back securities	1,365,684	-	47,103	1,318,581
States and political subdivisions -- general obligations	269,884	1,123	1,020	269,987
States and political subdivisions -- special revenue	25,347	38	-	25,385
Corporate	17,736,423	44,037	418,604	17,361,856
Total fixed maturities	$21,529,779	$45,198	$569,070	$21,005,907

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Company has two securities that individually exceed 10% of the total of the state and political subdivisions categories as of September 30, 2018. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
September 30, 2018:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$109,124	$104,082	AA+
Longview Washington Refunding	157,472	156,209	Aa3
Total	$266,596	$260,291

The following table summarizes, for all securities in an unrealized loss position at September 30, 2018 and December 31, 2017, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	September 30, 2018:			December 31, 2017
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$7,667	$637	1	$262,662	$13,877	2
Mortgage-back securities	-	-	-	1,318,581	47,103	19
States and political subdivisions -- general obligations	156,208	1,263	1	108,917	1,020	1
States and political subdivisions -- special revenue	25,028	232	1	-	-	-
Corporate	8,024,821	562,845	45	7,511,874	133,061	35
Greater than 12 months:
U.S. government obligations	1,942,400	165,649	11	1,767,435	88,466	10
Mortgage-back securities	1,083,808	69,219	19
States and political subdivisions -- general obligations	104,082	5,042	1	-	-	-
Corporate	6,360,683	717,480	35	7,144,231	285,543	42
Total fixed maturities	$17,704,697	$1,522,367	114	$18,113,700	$569,070	109

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Based on our review of the securities in an unrealized loss position at September 30, 2018 and December 31, 2017, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2018, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The amortized cost and estimated fair value of fixed maturities at September 30, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$200,271	$199,576
Due after one year through five years	979,370	938,482
Due after five years through ten years	4,767,564	4,400,234
Due after ten years	13,279,859	12,166,405
	$19,227,064	$17,704,697

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2018 and December 31, 2017, these required deposits had a total amortized cost of $3,164,956 and $3,287,932 and fair values of $2,940,607 and 3,167,727, respectively.

The components of net investment income for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed maturities	$201,440	$244,910	$598,632	$754,358
Other	15,314	16,083	44,780	48,701
	216,754	260,993	643,412	803,059
Less investment expenses	(5,773)	(16,650)	(27,499)	(53,883)
Investment income, net of expenses	$210,981	$244,343	$615,913	$749,176

Proceeds for the three months ended September 30, 2018 and 2017 from sales of investments classified as available-for-sale were $2,977,954 and $12,199,152, respectively. Gross gains of $3,062 and $77,394 and gross losses of $91,567 and $85,406 were realized on those sales during the three months ended September 30, 2018 and 2017, respectively. Proceeds for the nine months ended September 30, 2018 and 2017 from sales of investments classified as available-for-sale were $9,313,456 and $27,580,877, respectively. Gross gains of $27,972 and $172,941 and gross losses of $318,351 and $127,261 were realized on those sales during the nine months ended September 30, 2018 and 2017, respectively.

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended September 30, 2018, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: The fair value for surplus notes was calculated using a discounted cash flow approach. Cash flows were projected utilizing scheduled repayments and discounted to the valuation date using market rates currently available for debt with similar remaining maturities. These notes were structured such that all interest is paid at maturity. American Life reached an agreement with the holder of the notes upon the completion of the transaction between Midwest and Xenith that the surplus notes in the tables below would be settled by netting the face value of the notes against certain real estate held by American Life. The interest accrued will not need to be paid at time of settlement as it has been forgiven. It is expected that the settlement will be completed following approval by insurance regulatory authorities.

Notes payable: The notes payable are carried at book value and the fair value approximates book value plus accrued interest. The notes payable accrue interest at 8% of the book value and pay out 4% in cash and 4% in paid in kind (“PIK”) which adds interest to the outstanding principal.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
September 30, 2018
Fixed maturities:
U.S. government obligations	$-	$1,950,067	$-	$1,950,067
Agency securities	-	1,083,807	-	1,083,807
States and political subdivisions — general obligations	-	260,291	-	260,291
States and political subdivisions — special revenue	-	25,028	-	25,028
Corporate	-	14,385,504	-	14,385,504
Total Investments	$-	$17,704,697	$-	$17,704,697
December 31, 2017
Fixed maturities:
U.S. government obligations	$-	$2,030,098	$-	$2,030,098
Mortgage-back securities	-	1,318,581	-	1,318,581
States and political subdivisions - general obligations	-	269,987	-	269,987
States and political subdivisions - special revenue	-	25,385	-	25,385
Corporate	-	17,361,856	-	17,361,856
Total fixed maturities	$-	$21,005,907	$-	$21,005,907

There were no transfers of financial instruments between any levels during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$399,355	$-	$-	$399,355	$399,355
Cash	555,443	555,443	-	-	555,443
Liabilities:
Policyholder deposits
(Deposit-type contracts)	17,718,559	-	-	17,718,559	17,718,559
Surplus notes and accrued interest payable	868,214	-	-	868,214	868,214
Notes payable and accrued interest payable	612,266	-	-	612,266	612,266

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

	December 31, 2017
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$435,196	$-	$-	$435,196	$435,196
Cash	951,527	951,527	-	-	951,527
Liabilities:
Policyholder deposits
(Investment-type contracts)	18,421,055	-	-	18,421,055	18,421,055
Surplus notes and accrued interest payable	843,922	-	-	843,922	843,922

Note 5. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Deferred tax assets:
Loss carryforwards	$881,177	$5,782,670
Capitalized costs	281,360	317,026
Unrealized losses on investments	323,259	123,454
Benefit reserves	667,548	656,180
Total deferred tax assets	2,153,344	6,879,330
Less valuation allowance	(1,553,830)	(6,240,991)
Total deferred tax assets, net of valuation allowance	599,514	638,339
Deferred tax liabilities:
Policy acquisition costs	261,119	263,683
Due premiums	118,211	133,891
Value of business acquired	69,702	89,765
Intangible assets	147,000	147,000
Policy loans	188	-
Property and equipment	3,294	4,000
Total deferred tax liabilities	599,514	638,339
Net deferred tax assets	$-	$-

At September 30, 2018 and December 31, 2017, the Company recorded a valuation allowance of $1,553,830 and $6,240,919, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

On June 28, 2018 the Company closed the transaction with Xenith as disclosed in Note 2 above. As a result of that transaction, a change in control occurred which required us to apply Section 382 limitations to the amount of its income in future years that can be offset by historic losses. Our loss carryforwards were reduced by $5,735,023 as a result of the application of the 382 limitation as shown below.

Loss carryforwards for tax purposes as of September 30, 2018, have expiration dates that range from 2024 through 2036.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

There was no income tax expense for the three and nine months ended September 30, 2018 and 2017. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% in 2018 and 34% in 2017 to pretax income, as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Computed expected income tax benefit	$(477,395)	$(227,726)	$(764,779)	$(851,415)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	1,628	5,769	5,832	12,034
Change in loss carryforward due to 382 limitation	202,994	2,131,996	5,735,023	959,800
Other	(54,442)	(96,360)	(89,110)	(105,922)
	150,180	2,041,405	5,651,745	865,912
Tax benefit before valuation allowance	(327,215)	1,813,679	4,886,966	14,497
Change in valuation allowance	327,215	(1,813,679)	(4,886,966)	(14,497)
Net income tax expenses	$-	$-	$-	$-

Note 6. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 is as follows:

	September 30, 2018	December 31, 2017
Balance sheets:
Benefit and claim reserves assumed	$-	$2,638,477
Benefit and claim reserves ceded	22,923,590	22,501,593

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Statements of comprehensive income:
Premiums assumed	$1,922	$6,146	$10,268	$17,736
Premiums ceded	231,012	49,883	871,677	157,480
Benefits assumed	357	8,868	92,792	37,998
Benefits ceded	46,390	-	149,452	212,955
Commissions assumed	4	6	18	20
Commissions ceded	1,644	-	5,864	-

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of September 30, 2018:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$6,706	$87,149	$-	$93,855
Sagicor Life Insurance Company	A-	-	255,908	12,035,212	259,209	12,031,911
US Alliance Life and Security Company	NR	-	8,000	10,873,881	84,057	10,797,824
		$-	$270,614	$22,996,242	$343,266	$22,923,590

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

The ceding commission of $1,850,000 first reduced DAC of $437,620 and VOBA of $1,085,811 which had been held on our books from the Great Plains Life and First Wyoming Life acquisitions. The remaining $967,521 was reflected as a deferred gain, which is being recognized into income over the expected duration of the Great Plains Life and First Wyoming Life blocks of business. Amortization expense for the three and nine months ended September 30, 2018 was $12,094 and $36,282, respectively. Accumulated amortization totaled $48,376 and $12,094 as of September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $12,031,911 and $12,320,695, respectively. At September, 2018 and December 31, 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance was $10,797,824 and $10,072,530, respectively. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their obligations.

The use of reinsurance does not relieve American Life of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. No reinsurer of business ceded by American Life has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, a separate contingency reserve may be established. At September 30, 2018 and December 31, 2017, no contingency reserve was established.

On June 20, 2010, American Life coinsured a block of life insurance business from Security National Life Insurance (“SNL”). The purchase price for this block of business was approximately $375,000 which was set up as an intangible asset to be amortized over ten years. American Life and SNL reached an agreement to commute this coinsured block of life business effective July 31, 2018. American Life recorded a GAAP loss of $154,780 due to the difference between the GAAP and statutory reserves and the write-off of the remaining VOBA. Net adjusted reserves transferred back to SNL totaled $2,543,898 on a GAAP basis.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 7. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the quarter ended September 30, 2018 and the year ended December 31, 2017:

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
Beginning balance	$18,421,055	$16,012,567
US Alliance	536,141	-
Commutation of SNL assumption	(1,881,411)	-
Deposits received	823,047	2,511,107
Investment earnings	359,783	808,085
Withdrawals	(533,769)	(899,799)
Contract charges	(6,287)	(10,905)
Ending balance	$17,718,559	$18,421,055

Under the terms of American Life’s commutation agreement with Security National Life effective July 31, 2018, American Life removed the deposit-type contract obligations it had assumed in 2009, as shown in the table above. The remaining deposits, withdrawals and interest credited represent those for American Life’s direct business.

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

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company executed an amendment to its lease for an additional 2,876 square feet of office space on October 23, 2015, which expired on May 31, 2017. Rent expense for the three months ended September 30, 2018 and 2017 was $47,683 and $55,968, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $142,827 and $173,103, respectively. Future minimum lease payments for the remainder of 2018 and the subsequent years are as follows:

2018	$34,139
2019	141,412
2020	146,477
2021	151,543
2022	156,608
Later years	175,182
Total	$805,361

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 9. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. American Life’s statutory net loss for the nine months ending September 30, 2018 and 2017 was $3,107,135 and $1,435,973, respectively. Capital and surplus of American Life as of September 30, 2018 and December 31, 2017 were $1,630,419 and $2,966,031, respectively. The decrease in capital and surplus of American Life was primarily due to the expenses incurred to obtain new software and related technology to distribute products through marketing organizations and the costs incurred to develop a new multi-year guaranteed annuity (“MYGA”) product for American Life. These were offset by the capital contribution from Midwest of $2,000,000 as a result of the transaction between Midwest and Xenith, the expenses incurred to obtain new software and related technology to distribute products through marketing organizations and the costs incurred to develop the new MYGA product that American Life anticipates offering in the future.

Note 10. Surplus Notes

The following provides a summary of the Company’s surplus notes along with issue dates, maturity dates, face amounts, and interest rates as of September 30, 2018:

				Annual
Creditor	Issue Date	Maturity Date	Face Amount	Interest Rate
David G. Elmore	September 1, 2006	September 1, 2016	$250,000	7%
David G. Elmore	August 4, 2011	August 1, 2016	300,000	5%

The Company reached an agreement with David Elmore following the closing of the transaction with Xenith and subject to approval by the Nebraska Department of Insurance, that the surplus notes will be retired in full, including any accrued interest, through the transfer of 10 condominiums in Hawaii owned by American Life. As of September 30, 2018, the book value of the condominiums was $496,658 with an appraised value of $640,000.

Note 11. Third Party Administration

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended September 30, 2018 and 2017 were $24,600 and $16,500, respectively. Fees earned during the nine months ended September 30, 2018 and 2017 were $71,940 and $49,500, respectively.

Note 12. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at September 30, 2018, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

On October 10, 2018, Midwest borrowed an additional $1,000,000 from Xenith which was contributed to American Life as part of the subsequent additional loans as mentioned in Note 2 in Item 1 above.

American Life has pending regulatory approval to cede 100% of its legacy business to a third party. Pursuant to the terms of a proposed reinsurance treaty, this transaction will be an indemnity coinsurance transaction to transition the legacy business to assumptive reinsurance as various states grant approval. The transaction will be effective as of July 1, 2018 with settlement of net reserves of $19,339,393 in exchange for a $3.1 million deferred gain which will be amortized over the remaining life of the policies. This transaction is expected to occur before the end of 2018. Upon closing, American Life will settle $14.0 million of cash for the net reserves and approximately $1.1 million of premiums received offset by approximately $198,000 of claims incurred from July 1, 2018 through September 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2018, compared with December 31, 2017, and the results of operations for the three and nine months ended September 30, 2018, compared with the corresponding periods in 2017 of Midwest Holding Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements”; our Form 10-K/A for the year ended December 31, 2017 (“2017 Form 10-K/A”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have incurred losses since inception that resulted primarily from costs incurred while raising capital and establishing and operating American Life and other entities. We expect to continue to incur operating losses until American Life achieves a volume of in-force life insurance policies and other insurance and annuity products that provide premiums that are sufficient to cover our operating expenses.

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

American Life has retained Milliman as a consulting actuary to develop a new multi-year guaranteed annuity (“MYGA”) product and is in discussions with an independent marketing organization (“IMO”) to begin selling the new product in the 14 states in which American Life is currently licensed. The MYGA product is expected to be American Life’s first in the IMO market; however, management expects to follow with additional annuity and life products as opportunities may arise in the future. The Company has also engaged a consultant to work with management to expand the Company’s state licensure footprint across the United States and is seeking to obtain rating from A.M. Best. This effort is expected to begin in the first quarter of 2019.

Critical Accounting Policies and Estimates

The Management’s Discussion and Analysis section included in our 2017 Form 10-K/A contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2017 Form 10-K/A.

Consolidated Results of Operations – Three Months Ended September 30, 2018

The following discussion compares the results of the three months ended September 30, 2018 with the three months ended September 30, 2017. Unless the context indicates otherwise, the 2018 results are stated first followed by 2017 results.

Net Loss: The increase in net loss was primarily due to the increase in operating expenses incurred for the licensure and implementation of the new software and technology to support the new MYGA product expected to be sold by American Life, an increase in salaries and wages resulting from the Agreement with Xenith, the increase in reserves, decrease in premium revenue and the increase in realized losses discussed below.

Revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Three months ended September 30,
	2018	2017
Premiums	$456,574	$664,391
Investment income, net of expenses	210,981	244,343
Net realized (losses) gains on investments	(83,613)	26,671
Miscellaneous income	27,425	19,400
	$611,367	$954,805

Premium revenue: Premium revenue decreased primarily due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business effective September 30, 2017 with approximately $275,000 of quarterly premiums. This combined with our decision to eliminate new life insurance policy sales in 2017 and for the first nine months of 2018 in order to preserve the regulatory capital and surplus of American Life, decreased our premium income significantly. The net effect was evident in the third quarter of 2018 and we expect it will be evident throughout the remainder of 2018. We expect to have very limited production of new insurance business for the remainder of 2018.

Investment income, net of expenses: The components of net investment income were as follows:

	Three months ended September 30,
	2018	2017
Fixed maturities	$201,440	$244,910
Other	15,314	16,083
	216,754	260,993
Less investment expenses	(5,773)	(16,650)
Investment income, net of expenses	$210,981	$244,343

The decrease in investment income was due primarily to the sale of bonds for $6.9 million in the third quarter of 2017 to fund the coinsurance transaction between American Life and US Alliance as disclosed above in Note 6. Policy loan interest and miscellaneous investment income is included in the “Other” line item above.

Net realized (losses) gains on investments: The increase in losses on bonds was primarily driven by the Federal Reserve raising its interest rates during the last half of 2017 and the nine months of 2018 which lowered our market value compared to the book value of our portfolio at the time the bonds were sold. American Life sold bonds to settle the commutation of the SNL reinsurance assumption transaction as mentioned in Note 6 in Item 1 above. This sale accounted for approximately half of the losses incurred.

Miscellaneous income: Miscellaneous income increased slightly due to our Third Party Administration (“TPA”) activities and our deposit-type contract fees. TPA fees earned during the three months ended September 30, 2018 and 2017 were $24,600 and $16,500, respectively.

Expenses are summarized in the table below.

	Three months ended September 30,
	2018	2017
Death and other benefits	$75,016	$152,280
Interest credited	113,632	175,542
Increase in benefit reserves	167,062	210,561
Amortization of deferred acquisition costs	58,822	25,295
Salaries and benefits	559,377	522,167
Other operating expenses	1,600,737	538,742
	$2,574,646	$1,624,587

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

Increase in benefit reserves: The change in benefit reserves was primarily due to the commutation of the SNL reinsurance transaction as of July 31, 2018.

Amortization of deferred acquisition costs: The increase was primarily due the lower amortization recognized in 2017 as a result of fewer surrenders related to acquired blocks of business.

Salaries and benefits: The increase was due to the addition of wages for two officers as a result of the Xenith transaction as discussed above. These increases were offset by the personnel reduction as a result of management’s cost-cutting initiatives.

Other operating expenses: Other operating expenses increased primarily due to approximately $664,000 of expenses incurred to obtain new software and related technology to distribute products through third party marketing organizations and the costs incurred to develop a new MYGA product that American Life expects to be offering in the first quarter of 2019 after receipt of a rating by A.M. Best. Our auditing fees and legal fees increased $264,000 and $33,000, respectively, due to the delay in starting our year-end audit and the review of our March 31, 2018 and June 30, 2018 10-Qs by our independent accountants until the three months ending September 30, 2018. These fees for audit services were recorded in the third quarter of 2018, rather than the second quarter, as was the case in 2017. We realized a loss on the commutation of the SNL assumptive reinsurance transaction of $154,000 due to the difference between statutory and GAAP reserves plus the write-off of the remaining VOBA related to the SNL assumptive transaction. American Life paid a fee of $56,000 to A.M. Best to start the process of obtaining an A. M. Best rating. These increases were offset by the termination of a general consulting fee in 2017 of $39,000 and various smaller decreases in expenses.

Consolidated Results of Operations – Nine Months Ended September 30, 2018

The following discussion compares the results of the nine months ended September 30, 2018 with the nine months ended September 30, 2017. Unless the context indicates otherwise, the 2018 results are stated first followed by 2017 results.

Net Loss: The increase in net loss was primarily due to the increase in operating expenses incurred for the development and implementation of the new software and related technology to support the new MYGA product expected to be sold by American Life, the increase in salaries and wages, the increase in reserves, decrease in premium revenue, decrease in investment income, and the increase in realized losses.

Revenues were primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Nine months ended September 30,
	2018	2017
Premiums	$1,427,997	$2,368,773
Investment income, net of expenses	615,913	749,176
Net realized (losses) gains on investments	(285,487)	45,680
Miscellaneous income	78,709	57,255
	$1,837,132	$3,220,884

Premium revenue: Premium revenue decreased primarily due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business effective September 30, 2017 with approximately $885,000 of premiums. This combined with our decision to eliminate new life insurance policy sales in 2017 and the first nine months of 2018 in order to preserve the regulatory capital and surplus of American Life, decreased our premium income significantly. The net effect was evident in the nine months of 2018 and we expect minimal new insurance premiums throughout the remainder of 2018.

Investment income, net of expenses: The components of net investment income are as follows:

	Nine months ended September 30,
	2018	2017
Fixed maturities	$598,632	$754,358
Other	44,780	48,701
	643,412	803,059
Less investment expenses	(27,499)	(53,883)
Investment income, net of expenses	$615,913	$749,176

The decrease in investment income was due primarily to the sale of bonds for $6.9 million in the third quarter of 2017 to fund the coinsurance transaction between American Life and US Alliance as indicated above. Policy loan interest and miscellaneous investment income is included in the “Other” line item.

Net realized (losses) gains on investments: The increase in losses on bonds was primarily driven by the Federal Reserve raising its interest rates during the last half of 2017 and the nine months of 2018 which lowered our market value compared to the book value of our portfolio at the time the bonds were sold. During September 2018, American Life sold bonds to settle the commutation the SNL transaction as indicated above.

Miscellaneous income: Miscellaneous income increased slightly due to our Third Party Administration (“TPA”) activities and our deposit-type contract fees. The TPA fees earned during the nine months ended September 30, 2018 and 2017 were $71,940 and $49,500, respectively.

Expenses are summarized in the table below.

	Nine months ended September 30,
	2018	2017
Death and other benefits	$579,297	$717,874
Interest credited	359,783	628,923
Increase in benefit reserves	179,625	518,307
Amortization of deferred acquisition costs	261,735	318,149
Salaries and benefits	1,471,914	1,625,775
Other operating expenses	2,626,581	1,916,017
	$5,478,935	$5,725,045

Death and other benefits: Death benefits decreased due to a decrease in our paid and pending claims. We expect death benefits to continue at current levels due to the age of a block of business we acquired several years ago. Claims experience on our current underwritten block has been minimal. We maintain policy reserves to offset the effect of all claims. Claim expenses on our acquired block of business were largely offset by a release in policy reserves. We expect claims and surrenders to decrease due to the commutation of the SNL transaction indicated above.

Interest credited: The decrease in our interest credited was due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business of nine months of interest of approximately $193,000. The remaining decrease was due to management’s decision to decrease interest rates from 5.75% down to 4.00% in the last half of 2017.

Increase in benefit reserves: The change in benefit reserves was primarily due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business of approximately $248,000 of reserves incurred in 2017 and the commutation of the SNL assumptive reinsurance transaction effective July 31, 2018.

Amortization of deferred acquisition costs: The decrease was primarily due to the coinsurance transaction between American Life and US Alliance that ceded 100% of the Great Plains and First Wyoming’s blocks of business. At the effective date of September 30, 2017, the deferred acquisition costs associated with the Great Plains business was written off against the ceding commission received. See Note 6 in Item 1 above. The decrease was also due to management’s decision to forgo production of new business in 2017 and 2018 to preserve capital and surplus. This resulted in lower deferred acquisition costs.

Salaries and benefits: The increase was due to the addition of wages for two officers as a result of the Xenith transaction as discussed above. These increases were offset by the personnel reduction as a result of management’s cost-cutting initiatives.

Other operating expenses: Other operating expenses increased primarily due to approximately $688,000 expenses incurred to obtain new software and related technology to seek to distribute products through third party marketing organizations and the costs incurred to develop a new MYGA product that American Life expects to be offering in the future. Our legal fees and related costs increased $184,000 due primarily to the services provided to close the Xenith transaction and preparation of proxy materials for the meeting of shareholders required under the Agreement. We realized a loss on the commutation of the SNL assumptive reinsurance transaction of $154,000 due to the difference between statutory and GAAP reserves plus the write-off of the remaining VOBA related to the SNL transaction. American Life paid a fee of $56,000 to A. M. Best to start the process of obtaining an A. M. Best rating.

These increases were offset by the Nebraska Department of Insurance Exam fees incurred in 2017 of $140,000, the amortization of VOBA of $135,000 in 2017 due to the write-off of Great Plains and First Wyoming’s VOBA as a result of the coinsurance transaction between American Life and US Alliance as discussed in Note 6 in Item 1 above, costs associated with preparation of the 2018 proxy due to the delay in auditing and reviewing, by our independent accountants, our 2017 10-K and the 10-Qs for the March 31, 2018 and June 30, 2018 quarters of approximately $75,000.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, real estate held for investment, and policy loans. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$1,950,067	10.2%	$2,030,098	8.9%
Mortgage-back securities	1,083,807	5.7	1,318,581	5.8
States and political subdivisions - general obligation	260,291	1.4	269,987	1.2
States and political subdivisions - special revenue	25,028	0.1	25,385	0.1
Corporate	14,385,504	75.0	17,361,856	75.7
Total fixed maturity securities	17,704,697	92.4	21,005,907	91.7
Cash and cash equivalents	555,443	2.9	951,527	4.2
Other investments:
Real estate, held for investment	496,658	2.6	505,688	2.2
Policy loans	399,355	2.1	435,196	1.9
Total	$19,156,153	100.0%	$22,898,318	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,002,291	17.0%	$3,146,782	15.0%
AA	1,801,611	10.2	2,979,616	14.2
A	4,920,427	27.8	6,797,613	32.4
BBB	7,980,368	45.0	7,573,843	36.0
Total investment grade	17,704,697	100.0	20,497,854	97.6
BB and other	-	-	508,053	2.4
Total	$17,704,697	100.0%	$21,005,907	100.0%

Reflecting the quality of securities maintained by the Company, 100.0% and 97.6% of all fixed maturity securities were investment grade as of September 30, 2018 and December 31, 2017, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

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

Liquidity and Capital Resources

At September 30, 2018, the Company had cash and cash equivalents totaling $555,443. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures through September 30, 2019 with the recently completed capital infusion and growth that is anticipated as a result of the transaction with Xenith discussed above.

The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). RBC factors the type of business written by an insurance company, the quality of its assets and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. Our RBC at December 31, 2017 was 533.91%.

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

Our surplus notes for $300,000 and $250,000 matured on August 1, 2017 and September 1, 2017, respectively. The Company reached an agreement with the holder of the notes that, subject to approval by the Nebraska Department of Insurance, the surplus notes will be retired in full, including any accrued interest, through the transfer to the holder the 10 condominiums in Hawaii owned by American Life. The retirement of the surplus notes and the transfer of the ten condominiums is expected to occur before the end of 2018 following approval of insurance regulatory authorities. No interest payments on the surplus notes were made in the nine months ended September 30, 2018, or during the year ended December 31, 2017.

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

Net cash used by operating activities was $4,718,434 for the nine months ended September 30, 2018, which was comprised primarily of the net loss of $3,641,803 and the commutation of the SNL assumption reinsurance of $2,543,898 partially offset by an increase in policy liabilities of $992,003. Net cash provided by investing activities was $1,933,072. The primary source of cash was from sales of available for sale securities. Offsetting this source of cash was our purchases of investments in available-for-sale securities. Net cash provided by financing activities was $2,389,278. The primary source of cash was the transaction between Midwest and Xenith providing additional cash of $2,100,000 and the net receipts on deposit-type contracts.

Management’s focus has been on raising additional capital or seeking other funding from outside investors. On May 9, 2018, the Company entered into a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”).

The terms and conditions of the Agreement were described in Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 3, 2018. All conditions to consummation of the Agreement, including approval of the transactions contemplated therein by the State of Nebraska Department of Insurance, were subsequently met and a closing was held pursuant to the Agreement on June 28, 2018. For additional details, see Note 2 of Part I of this report and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2018.

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

Material Weakness Previously Identified

Refer to Item 9A of Part II of our 2017 Form 10-K/A and Item 4 of our June 30, 2018 Form 10-Q/A Amendment No. 2 for detail about previously identified material weaknesses in the Company’s internal control over financial reporting over timeliness of obtaining and assimilating all information and a complex and non-routine transaction. The Company has implemented the following remediation steps to address this material weakness: (i) meeting with our auditing firm on a timely schedule, (ii) establishing an enterprise risk management program, and (iii) monitoring and engaging an auditing advisor to assist with complex transactions. The Company’s management is continuing to evaluate the remediation of these material weaknesses as of September 30, 2018.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017 in response to Item 1A of Part I of such Form 10-K/A other than the risks described below.

We are seeking to implement a new, transformative business strategy that will primarily entail selling annuity life insurance products through independent marketing organizations, and in connection therewith, reinsuring all of our existing life insurance business. We face all of the risks of entry into a new line of business and focusing on it and we may encounter unforeseen risks, delays and limited market acceptance of our proposed entry into annuity products.

In connection with our transaction with Xenith Holdings LLC completed on May 9, 2018, we have begun to implement a transformative business strategy that will change our business. By 2019, our life insurance business is expected to be solely related to annuity product sales through independent marketing organizations. We have retained an outside consulting actuary to develop a new multi-year guaranteed annuity (“MYGA”) product and we are in discussions with an independent marketing organization to sell the new product in the 14 states where our insurance subsidiary is currently licensed to sell insurance. Our life insurance subsidiary is also seeking to obtain a rating from A. M. Best, as well as seeking to become licensed to sell insurance in additional states. The new MYGA product will be our first product using an independent marketing organization.

In connection with our new business strategy, our life insurance subsidiary is seeking to reinsure 100% of its existing life insurance business to a third party via a coinsurance agreement. We are in discussions with a non-affiliated insurance company regarding such possible coinsurance and are seeking to complete a transaction as soon as practicable, which will be subject to insurance regulatory approval. We cannot assure that such a transaction will occur. Also, effective July 31, 2018, we entered into an agreement to commute an assumptive reinsurance agreement with an unaffiliated life insurance company, resulting in a loss on the transaction of $155,000. We will effectively no longer have any of our legacy book of insurance business as a result of these transactions.

There can be no assurance that our new corporate strategy will succeed or that entry into the annuity business using independent marketing organizations will be successful or that we will be able to implement or achieve market entry on a timely, cost-effective basis. We may encounter unforeseen risks, delays and limited market acceptance for our proposed new annuity product(s). In addition, we cannot assure that we will be able to reinsure our existing life insurance business on an economic basis, if at all. Accordingly, we may incur significant cash outflows and losses in connection with these activities. If we reinsure our life insurance business, our revenues immediately will decrease substantially and we do not have any assurance of meaningful future revenues as the result of our proposed new business strategy, our new annuity product, or our new method of sales and marketing. Our financial condition could suffer significantly and our results of operations would be materially adversely affected if the transformation of our business is unsuccessful.

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
____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2018

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name:	Mark A. Oliver
Title:	Chief Executive Officer
Principal Executive Officer & Principal Financial Officer