Form 10-K
period 2018-12-31
MIDWEST HOLDING INC.
filed 2019-05-01
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405c of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a	Emerging growth company ☐
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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $1,601,163 calculated by reference to the average of the bid and ask price of such common stock on June 30, 2018.

As of April 15, 2019, there were 22,873,764 shares of voting common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed for its 2019 Annual Meeting of Shareholder (the “Proxy Statement”), scheduled to be held, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MIDWEST HOLDING INC.
FORM 10-K

PART I

PART III

PART I.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s expectations, estimates, projections and assumptions. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” or “continue,” the negative of these terms, or other comparable terminology used in connection with any discussion of future operating results or financial performance. These statements are only predictions, and reflect our management’s good faith present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. See “Risk Factors” below in “Item 1. Business.”

Factors that may cause the Company's actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include among others, the following possibilities: (i) intense competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (ii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products; (iii) fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest rate sensitive investment; (iv) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (v) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vi) loss or retirement of key executives or employees; (vii) changes in the Company's liquidity due to changes in asset and liability matching; (viii) adverse changes in the ratings obtained by independent rating agencies; (ix) failure to maintain adequate reinsurance; (x) possible claims relating to sales practices for insurance products; and (xi) lawsuits in the ordinary course of business.

ITEM 1. BUSINESS.

General

Midwest Holding Inc. (“Midwest,” the “Company,” “we,” or “us”) was formed in Nebraska in 2003 as a financial services holding company. Our sole operating subsidiary, American Life & Security Corp. (“American Life”), is a Nebraska-domiciled life insurance company. The principal executive offices for Midwest and American Life are at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506, phone number (402) 489-8266.

As of December 31, 2018, statutory capital and surplus of American Life was approximately $21.0 million and it had a “B++” (“Good”) A.M. Best rating.

Development of Business in 2018

Our fiscal year ended December 31, 2018 was transformative for us in our recapitalization, management and control and future plan of operations.

Change in Control in 2018 and Adoption of New Business Plan

Change in Control.

On June 28, 2018 we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). Xenith is a wholly controlled subsidiary of Vespoint LLC, a Delaware limited liability company (“Vespoint”), which is also the manager of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these three companies is a private investment company; they are controlled by A. Michael Salem and Michael Minnich, who are Co-Chief Executive Officers of Vespoint.

The terms and conditions of the Agreement are described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2018. The Agreement was filed as an exhibit to the referenced Current Report on Form 8-K.

Issuance of Class C Convertible Preferred Stock. At the closing of the Agreement, we issued 1,500,000 shares of newly created Class C Convertible Preferred Stock (“Class C Preferred Stock”) to Xenith for $1,500,000. The Class C Preferred Stock is convertible, at Xenith’s election, into approximately 72,900,000 shares of our voting common stock at approximately $0.02 per share, and ranks senior to the Common Stock on liquidation with a preference of $1.00 per share. Subject to the availability of funds, annual dividends of 8% of the Class C Preferred Stock liquidation preference are payable by us; if not paid the dividends accrue. Also, at any time after June 28, 2025 and subject to Nebraska law, Xenith may require us to redeem the Class C Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever is greater. If the shares are not redeemed for any reason, an interest rate of 12% per year begins. Holders of Class C Preferred Stock voting as a separate class are entitled to elect five of eight members of our Board of Directors, with holders of voting common stock entitled to elect the other three directors; otherwise, the Class C Preferred Stock votes with the voting common stock as a single class on an “as converted” basis.

Loans from Xenith. The Agreement also provided that Xenith could loan up to $23,500,000 to us pursuant to notes convertible into voting common stock at approximately $0.02 per share. The following table sets forth information regarding loans made to us by Xenith through December 31, 2018:

		Shares of Common
	Loan	Stock into which
	Principal	Loan May be
Date of Loan	Amount	Converted	Loan Maturity Date
June 28, 2018	$500,000	24,284,825	July 31, 2028

June 28, 2018	100,000	4,856,965	July 31, 2028

October 10, 2018	1,000,000	48,569,650	April 20, 2028

December 7, 2018	17,500,000	849,968,875	April 20, 2028

Total	$19,100,000	927,680,315

The notes are secured under a security agreement which is collateralized by all of the issued and outstanding shares of American Life. Xenith has the right to foreclose on the collateral under events of default, which include our failure to pay interest or principal on the notes when due, failure to observe any material provision of the Agreement, misrepresentations under the Agreement or bankruptcy or insolvency proceedings involving us. All interest on the notes through January 31, 2019 has been waived.

Management Additions. At the closing of the Agreement, Xenith appointed three members to American Life’s five-person board of directors including Messrs. Salem and Minnich, who were each subsequently appointed as the Chairman and President, respectively, of American Life. Mr. Salem is an insurance executive and an insurance/financial consultant. Mr. Minnich is an insurance advisor and investment manager.

Also, upon closing of the Agreement, American Life entered into employment agreements with Messrs. Salem and Minnich and we entered into an amended and restated employment agreement with our Chief Executive Officer, Mark A. Oliver.

Increased Capitalization. In connection with the Agreement, an amendment to increase the number of shares of our capital stock was approved by our shareholders at our annual meeting of shareholders held on November 13, 2018. The total number of shares of capital stock of all classes of which we have authority to issue is now 2,000,000,000, consisting of 1,970,000,000 shares of voting common stock, 20,000,000 shares of non-voting common stock, and 10,000,000 shares of preferred stock.

New Business Plan.

Following the closing of the Agreement, we began implementation of a new business plan whose primary purpose is to leverage technology and reinsurance to distribute competitive insurance products through third party marketing organizations.

Reinsurance of our Legacy Insurance Business. In conjunction with the implementation of our new business plan, on December 10, 2018, American Life closed an Assumption and Indemnity Reinsurance Agreement with United Life Insurance Company, an unaffiliated Texas insurance company. Terms of the agreement were described in our Current Report on Form 8-K, filed with the SEC on November 16, 2018. At the closing, American Life received net proceeds of $3.5 million from this reinsurer who also assumed substantially all of American Life’s existing life insurance and annuity policies.

The Business Plan. In 2018, subsequent to the change in control described above, we embarked upon our new business plan to become a leading, technology-enabled, services-oriented insurance company. Our objective is to leverage American Life, and its technology, state licenses where we are permitted to sell life insurance and annuity products (currently 11), product-development and administration-capabilities, “B++” (“Good”) A.M. Best rating, relationships and reputation to create and sell life and annuity products through third party independent marketing organizations with substantially less risk retention via reinsurance with third party reinsurers. Our targeted third party field marketing organizations offer products, infrastructure and other services to independent insurance agents across the United States. Reinsurers will assume most of the insurance risk of the written policies through reinsurance agreements. In exchange for these “program” arrangements we will earn ceding fees from the reinsurers. We currently offer one multi-year guaranteed annuity (“MYGA”) product through two independent marketing organizations.

Our operating goals are to create value through our ability to compete in the areas of:

●	Product innovation;

●	Speed to market;

●	Rates and commissions;

●	Customer and agent experience; and

●	Ease and cost of doing business.

Technology. As an integral part of our new business plan, American Life implemented and integrated a modern technology platform designed to facilitate our business. American Life contracted with a third-party software company to license a new policy administration system known as “FAST,” an end-to-end product development, new business, distribution management and policy administration platform that utilizes state-of-the-art technology that American Life hosts in the Amazon Web Services cloud. Functional implementation was completed in November 2018, and testing completed in January 2019. In addition, several core technology integrations were added, including document management, electronic application capability, secure log-ins and an agent and policyholder portal. Management believes this new technology should enhance cost effective product sales and development and policy administration, as well as provide American Life with the ability to seek to expand its third party administrative services (which have been a minor part of our legacy business) in the future.

Products. We presently offer one product, a multi-year guaranteed annuity (“MYGA”), but expect to expand our annuity product line and introduce other insurance products into the market in order to meet perceived market demand.

Depending on market demand, we would expect to write a wide variety of insurance products, including fixed deferred, fixed indexed and other annuities in addition to term life and Medicare supplemental insurance. Using our model, we believe we can generate gross written premiums on a relatively small capital base compared to traditional insurance carriers.

Future Product Development. Our business plan for at least 2019 and 2020 is to develop additional insurance products in close consultation with Milliman, our independent consulting actuary and insurance marketing organizations ("IMOs") that we believe have an in-depth understanding of the demands of the marketplace. Our goal is to create and adjust products quickly and cost effectively where we perceive (i) market demand, (ii) interest from IMOs and (iii) available qualified reinsurance companies. We may offer products exclusively through third party marketing organizations that we work with to develop products – giving them a competitive advantage.

In conjunction with our MYGA product launch in January 2019, we executed selling agreements with two national field marketing organizations, that contract with independent agents throughout the United States. The field marketing organizations are responsible for recruitment and training of independent agents, although American Life has additional requirements that each agent complete courses in anti-money laundering, annuity products and annuity suitability, along with a specific training class on our products.

Any new product must be approved by the appropriate insurance regulatory authorities before being sold.

Our new MYGA product was developed using the services of an independent qualified consulting actuary, Milliman, and any new products will utilize similar services. In addition to product development, the consulting actuary will serve as valuation actuary to American Life in 2019. Milliman also handles compliance and filings with various regulatory authorities.

Reinsurance. Generally, when it is cost effective, we expect to reinsure most of the risks associated with our policies. Our reinsurers may be domestic, foreign or capital markets investors seeking to assume U.S. insurance business. We plan to mitigate the credit risk relating to reinsurers generally by either selecting well capitalized, highly rated authorized reinsurers or requiring that the reinsurer post substantial collateral or make other financial commitments to secure the reinsured risks. It should be noted that American Life will remain exposed to the credit risk of reinsurers, or the risk that one or more reinsurers becomes insolvent or otherwise unable or unwilling to pay policyholder claims.

In a typical reinsurance transaction, we will receive a ceding commission plus an ongoing fee for the administration of the business. In some cases, our reinsurers may not be “accredited” or qualified as reinsurers under Nebraska Law and in order to permit transactions with reinsurers and to reduce potential credit risk, we may hold a deposit or withhold funds from the reinsurer or require the reinsurer to maintain a trust that holds assets backing up the reinsurer’s obligation to pay claims on the business it assumes. In some cases, the reinsurer may appoint an investment manager to manage these assets pursuant to guidelines approved by us that are consistent with state investment statutes and regulations relating to reinsurance. We expect there would be a monthly or quarterly settlement of premiums, claims, surrenders and collateral.

Underwriting and Suitability. Because our initial product has limited mortality and morbidity risk, our current underwriting focus is based on applicability and suitability of products for the insurance client. We have worked with Milliman, MVP Advisors and Regulatory Insurance Advisors, LLC to develop appropriate suitability guidelines that provide for an evaluation of the: (i) purpose for a client’s selection of a product, (ii) the financial resources of the client/owner, (iii) the age of the client and (iv) the duration of the product and (v) the overall fit for the client. This information is captured through a questionnaire completed with the application and undergoes review at both the field marketing organizations and home office level. Final determinations regarding underwriting are made by our home office staff.

Competition. The life and annuity insurance industry is highly competitive. Many of the life insurance companies authorized to do business in states where we conduct business are well-established companies with good reputations, offer a broader line of insurance products, have larger selling organizations, and possess significantly greater financial resources than Midwest and American Life.

Although we face significant competition on a product-by-product basis, we believe our general business model can compete for insurance business due to our use of technology and small size, which should enable us to be nimble and adapt rapidly to changing insurance market conditions, together with the relationships that have been developed with field marketing organizations. Furthermore, American Life received a rating of B++ from A.M. Best in 2018, which we believe is a prerequisite to attract marketing organizations to sell its insurance products.

Geographic Distribution. American Life is licensed to underwrite and market life insurance and annuity products in 11 states. It is seeking to expand its licenses in at least 24 additional states in 2019.

Accounting. Our operating results are reported in accordance with GAAP for stock life companies; although American Life also prepares financial statements – and primarily manages its business – in accordance with accounting practices prescribed or permitted by Nebraska, its state of domicile (statutory basis of accounting) for the purpose of reporting to insurance regulatory authorities and its rating agency. The statutory basis of accounting has many significant differences to GAAP. For example, the incremental ceding commissions earned by American Life through reinsurance of new business, which are amortized under GAAP, are earned immediately under the statutory basis of accounting.

Investments. The type and amount of investments that can be made by a life insurance company are specifically controlled by applicable state statutes and rules and regulations of the respective state departments of insurance. American Life has adopted investment policies in compliance with the insurance laws of the State of Nebraska.

American Life has a long-term investment policy aimed at protecting capital and earning attractive risk adjusted returns while insuring compliance with Nebraska’s insurance investment laws. Our investments are managed by our senior management team, who have many years of asset management experience. Trades are cleared through a common broker after competitive prices are solicited.

Reserves. American Life establishes as liabilities actuarially computed reserves to meet the obligations on the policies it writes, in accordance with the insurance laws and the regulations of Nebraska, for statutory accounting and GAAP. Reserves, whether calculated under statutory accounting practices prescribed by various state insurance regulators or GAAP, do not represent an exact calculation of exposure, but instead represent our good faith estimates based on the relevant basis of accounting, generally involving actuarial projections, of what we expect claims will be based on mortality, longevity and lapse assumptions. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued and are applied against policy in force amounts. The National Association of Insurance Commissioners (“NAIC”) has adopted reserve rules to be used for Statutory Accounting. As of October 31, 2017, 47 states adopted the revised model laws. The new method, referred to as Principle-Based Reserving (“PBR”) replaces the current formula approach on determining policy reserves to an approach that reflects the risk of highly complex products. American Life did not report life insurance reserves on a PBR basis at December 31, 2018 and is deferring to implement under the transitional rules stated in Section II of the Valuation Manual until January 1, 2020 for new policies written. We have not performed an analysis to determine the effect these new rules may have on us.

Regulation. In 2018, we coinsured substantially all of our legacy business to third-party reinsurers. Through the process, we transferred the underlying policy reserves and received a ceding commission in exchange.

Beginning in 2019, with the launch of our MYGA product and other potential products, we expect to reinsure most of our new business production to third-party reinsurers as discussed above under “Reinsurance,” which will be subject to regulation as described above.

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

Financial Reform. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. The Dodd-Frank Act reshapes financial regulations in the United States by creating new regulators, regulating new markets and firms, and providing new enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Act will be subject to regulatory interpretation and implementation rules requiring rulemaking that may take several years to complete. Although the ultimate outcome of the regulatory rulemaking proceedings cannot be predicted with certainty, we do not believe that the provisions of the Dodd-Frank Act or the regulations promulgated thereunder will have a material impact on our consolidated financial results or financial condition.

Tax Reform. U.S. tax legislation enacted on December 22, 2017 is referred to as the Tax Cuts and Jobs Act (“New Tax Act”). The New Tax Act made fundamental changes to the U.S. Internal Revenue Code that impacted the Company. The primary impact on our 2018 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% which required us to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment. Other provisions of the New Tax Act that will impact us but are not effective until January 1, 2018, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) eliminating the corporate alternative minimum tax (“AMT”); 3) changing the rules regarding use of net operating losses; and 4) changing the way in which tax reserves will be measured.

Employees

As of December 31, 2018 we had 17 full-time employees. We conduct our insurance sales through third party field marketing organizations.

Third-Party Services

As a small part of our business over the past several years we have provided third party administrative services (“TPA”) to insurance providers. As part of our new business plan we expect to seek to expand this area of our business through leveraging our technology infrastructure and expertise in seeking to provide specialty administration services to other insurers. In 2018 we provided TPA services to two customers.

Executive Officers of the Company

The following table sets forth, as of March 1, 2019, certain information regarding our executive officers.

Name	Age	Position
Mark Oliver	59	CEO / Chairman

Deb Havranek	62	Vice President, Treasurer

Todd Boeve	50	Vice President, COO, Corporate Secretary

MARK A. OLIVER: Mr. Oliver was the Chairman and a member of the Board of Directors of our primary life insurance subsidiary, American Life and Security Corp. (“American Life”) from March 2017 through June 28, 2018. He served as CEO since that company received its Certificate of Authority from the Nebraska Department of Insurance on September l, 2009 until June 28, 2018. Since June 28, 2018, Mr. Oliver has served as Vice President and Secretary of American Life and has remained on its Board of Directors. Mr. Oliver also serves as our Chief Executive Officer and as a member of our Board of Directors. From 1984 until June 2007 Mr. Oliver was employed by Citizens, Inc., a life insurance holding company with principal offices in Austin, Texas, serving as its President and in various other executive capacities since 1997.

DEBRA K. HAVRANEK: Ms. Havranek is currently our Vice President and Treasurer and has worked for us since 2014. She has more than 25 years of experience in Corporate Reporting in the life insurance, banking, and consumer packed goods industries. Previously, she served as Manager of Finance at Conagra Brands, a large publicly traded corporation.

TODD BOEVE: Mr. Boeve is currently our Vice President, COO and Corporate Secretary and has worked for us since January 2010. He was appointed to fill a vacancy on the Board in April 2017. He previously worked in the funeral industry for ten years as a licensed funeral director and was a PGA Golf Professional for nine years. Additionally, Mr. Boeve served on the Board of American Life from 2015 to June 2018.

Available Information

Our principal executive offices are located at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506. Our telephone number is (402) 489-8266. You can find more information about us at our website located at www.midwestholding.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports are available free of charge on or through our website, which is not part of this report. These reports are available as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 1A. RISK FACTORS.

We face many significant risks in the operation of our business and may face significant unforeseen risks as well. It should be noted that we have recently embarked upon a new business plan and therefore we face all of the risks of doing business with a new model in which we have not a significant amount of operating experience. The material risks of this new business plan are set forth below, but there may be additional risks that we do not anticipate, which could materially adversely affect the value of our voting common stock. An investment in our voting common stock should be considered speculative.

Business Risks.

Our new business plan may not be successful.

As indicated above in this Item 1, in mid-2018 we embarked upon our new business plan, seeking to become a leading, technology-enabled, services-oriented insurance company. Our business plan provides that we will seek to leverage American Life and its technology, product-development and administration capabilities to distribute insurance products through third party marketing organizations. As part of this plan, American Life has obtained a “B++” (“Good”) A.M. Best Rating and will seek to become licensed to sell insurance in up to 24 additional states in 2019. We cannot assure you that our new business plan will achieve economic success and we anticipate implementation of our new business plan will take place over several years. If our results do not achieve economic success, the value of an investment in our voting common stock will deteriorate substantially. Some of these material risks include market non-acceptance of our new products, non-acceptance of our products by our independent third party marketing organizations (“IMOs”) failures in our technology or encountering other problems that we may not be able to overcome and unforeseen difficulties obtaining financially capable reinsurance providers with respect to our products.

We have no operating history under our new business plan.

We have no operating history under our new business plan. We face all of the risks inherent in establishing an unseasoned business, including limited capital, uncertain product markets, possible lack of market acceptance of new insurance products and corresponding lack of significant revenues, as well as fierce competition from better capitalized and more seasoned companies with respect to any insurance products we may seek to distribute. We have no control over general economic conditions, competitors’ products or their pricing, customer demand and limited control over necessary costs of marketing and advertising to build and expand our new business. There can be no assurance that our proposed insurance activities will be economically successful or result in any significant revenues to the extent that we achieve profits and, the likelihood of any success must be considered in light of our lack of operating history under our new business plan and our limited capital. The lack of a seasoned operating history makes it difficult to predict our future revenues or results of operations.

Our plans to utilize IMOs could face several difficulties which could adversely affect our results of operations and financial condition.

Our new business plan provides that we will create and sell life and annuity products through IMOs who will provide the sales agents and infrastructure in order to sell our products. This strategy entails several significant risks, including the possibility that our IMOs will not be able to successfully sell our products or will not devote sufficient time and attention to sell our products. It should be noted that we will have no control over any IMOs and therefore any sales success regarding our products will be substantially dependent upon the efforts of those organizations and their sales agents. Also, we expect to utilize a small number of IMOs in the implementation of our business plan, thereby having concentrated channels of product distribution. If any one of our IMOs does not perform within our expectations, our results of operation will likely be materially adversely affected and our financial condition will suffer.

No assurance of market acceptance of our new insurance products.

Our new business plan contemplates that we will develop insurance products based upon our review and input from others in the industry regarding product needs. We cannot assure you that any products, including our first MYGA we introduced to the marketplace in early 2019, will achieve market acceptance.

We may be unable to expand insurance operations to other states to any significant degree.

A significant part of our new business plan is expanding the ability of American Life to sell insurance in substantially more states. At present, American Life is licensed to sell insurance in 11 states. In 2019, we intend to seek to expand this number by up to an additional 24 states. We cannot assure you that our efforts will be successful and therefore, to the extent they are not, our ability to achieve product scale and significant sales will be significantly adversely affected. Our results of operations will in turn be adversely affected and the value of our voting common stock will likely decrease.

No assurance of benefits from the Xenith Transaction.

In 2018, we received a total of $20,600,000 from Xenith in connection with the issuance of $19,100,000 in promissory notes and $1,500,000 from the sale of our convertible preferred stock. Most of the proceeds were contributed to American Life. Under our agreement with Xenith, it could at its option make up to an additional $4.4 million of convertible loans to us in amounts aggregating up to $23,500,000 for the purpose of increasing the capital of American Life and developing and marketing new insurance products. As indicated above, our new business may not succeed or may not achieve contemplated results. We will have periodic interest payments and principal payments at maturity on the loans (in 2018) and be forced to possibly convert the convertible preferred stock. If our future operations are not successfully expanded, we could face defaults and the future and loss of our only asset, the stock ownership of American Life, which is pledged as security on the Xenith loan obligations. Our voting common stock would be rendered worthless.

Our new insurance product and other products we may develop may not achieve market penetration.

As discussed elsewhere in this report, we are embarking on a new marketing strategy initially focused on the sale of a MYGA product through IMOs. This product may not achieve market acceptance or penetration to any meaningful degree, and any significant sales of this product cannot be assured, nor can we assure that any other insurance products we attempt to sell will achieve any degree of marketing success. We are seeking to streamline the costs of developing and placing insurance products into the marketplace to be sold by IMOs. We may encounter unexpected development costs or lack of IMO acceptance of our products, in which case our financial results would be disappointing.

Because we intend to reinsure most of our life insurance and annuity business, we have significant risk that our reinsurers may not honor their obligations under our reinsurance contracts with them, leaving us liable on claims relating to the reinsured policies. Also, we may have a concentration of reinsurance business with a small group of reinsurers and our reinsurers could reduce the ceding commissions paid to us relating to our ceded business.

As part of our new business plan, American Life intends to cede most of its insurance to other unaffiliated insurance companies through reinsurance agreements. However, American Life will remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by the reinsurer. The failure of any one of American Life’s reinsurers would have a material adverse economic effect on American Life and the value of our voting common stock would likely decline significantly as well. Thus, it is critical for us that we adequately assess the financial strength of our reinsurers on an ongoing basis. If we fail to adequately assess payment risk relating to our reinsurers, we could be faced with severe economic consequences in the event any reinsurer did not meet its financial obligations to the policy holders of policies that we cede to the reinsurer. Also, we expect that in the first years of our new business plan’s implementation we will have a concentrated group of reinsurers, which will heighten the risks we face should any reinsurer not meet its obligations to insureds who purchase insurance products from us. In addition, under certain reinsurance agreements, a reinsurer may reduce the ceding commission it pays American Life for reinsurance. If the ceding commissions from reinsurance were to decrease with respect to policies for which American Life has guaranteed the revenue, American Life could be adversely affected, which would in turn adversely affect our results of operations.

We expect significant operating losses in the foreseeable future.

We commenced our new business plan in mid-2018 and introduced our first annuity product in early 2019 that is being marketed by two IMOs. We expect to incur significant losses for several years due to the time period we believe it will take to establish a sufficient amount of business to achieve economies of scale in order to achieve profitability. Because ceding commissions from reinsurance are amortized over their life, we expect several years of growth will be necessary until we achieve in net income. There can be no assurance that our new business plan will lead to profitability.

Failure to pay our loans to Xenith would result in our voting common stock becoming worthless.

As discussed above, under the Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018, Xenith has loaned us a total amount of $19,100,000 pursuant to four promissory notes, which may be converted into 927,680,315 shares of our voting common stock. All of the principal of the notes is due in a balloon payment in 2028 and the notes accrue interest at 8% per year, payable quarterly. The notes are secured under a security agreement which is collateralized by all of the issued and outstanding shares of American Life. In the event that we were to default under this loan agreement, Xenith has the right to foreclose on the collateral and in such event, an investment in our voting common stock would be worthless. It should be noted that the interest on the notes through January 31, 2019 has been waived. There can be no assurance that future interest payments will be waived or that we will be able to pay sums due under the terms of the notes.

We are highly dependent upon A. Michael Salem, Mike Minnich and Mark A. Oliver, and the loss of any of these officers could materially and adversely affect our business.

Our ability to operate successfully is dependent primarily upon the efforts of A. Michael Salem, Mike Minnich and Mark A. Oliver, executive officers of American Life. The loss of the services of any of these individuals could have a material adverse effect on our ability to pursue our business and the business of American Life. We have “at will” employment agreements with all three of these individuals. We have no “key man” life insurance on any of these officers.

American Life may encounter regulatory difficulties or fail as a result of being inadequately capitalized.

American Life must have adequate capital and surplus capital, calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements in Nebraska. American Life had approximately $21.0 million of capital and surplus (based upon statutory accounting principles) at December 31, 2018. Because we have embarked upon a new business plan that seeks to write new insurance business and cede much of the risk to third party reinsurers, the Nebraska Department of Insurance may require additional amounts of capital and surplus to support the business of American Life going forward. The amount of capital and surplus of American Life ultimately required will be based on certain “risk-based capital” standards established by statute and regulation administered by the Nebraska Department of Insurance. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by reviewing certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If American Life fails to maintain required capital levels, in accordance with the “risk-based capital” system, its ability to conduct business would be compromised and our ability to expand our insurance business would be significantly reduced absent a prompt infusion of capital into American Life.

Midwest is a holding company and has no ability to generate revenues other than payments from American Life.

Midwest is a holding company whose only operating subsidiary is American Life. Midwest depends on reimbursement of costs from American Life but has no other source of revenue from American Life. Our change in control that occurred in 2018 with the infusion of capital from Xenith discussed above may not provide adequate long-term financing to support our contemplated expansion of American Life’s business or any continued reimbursements to Midwest. Xenith has the right but not the obligation to loan additional funds to Midwest which in turn it could make available as capital to American Life. If there is not a substantial expansion of American Life’s business, it may not be able to provide funds to Midwest to enable it to meet its obligations, including the obligations to Xenith under our convertible promissory notes to Xenith, as they become due.

The insurance industry is subject to numerous laws and regulations, and compliance costs and/or changes in the regulatory environment could adversely affect our business.

Our insurance operations are subject to government regulation in each of the states in which we conduct business. Such regulatory authority is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including premium rates, policy forms, and capital adequacy, and is concerned primarily with the protection of policyholders rather than shareholders. The NAIC and state insurance regulators reexamine existing laws and regulations on an ongoing basis, and focus on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. Future NAIC initiatives, and other regulatory changes, could have a material adverse impact on our insurance business. There can be no assurance that American Life will be able to satisfy the regulatory requirements of the Nebraska Department of Insurance or a similar department in any other state in which it may wish to transact business. It should be noted that a significant component of our new business plan is to reinsure substantially all of our new insurance business. It should be assumed that state regulators will monitor carefully the financial strength of any third party reinsurance company and in certain instances may require that sufficient funds be reserved by us in order to alleviate risks associated with reinsurers being unable to meet their financial commitments in the case of claims on insurance policies with a reinsurer. This oversight may result in our operations being less economically successful than we anticipate and could adversely affect the result of operations and therefore the value of your investment in our Company.

Individual state guaranty associations assess insurance companies to pay benefits to policyholders of insolvent or failed insurance companies. The impact of such assessments may be partly offset by credits against future state premium taxes. We cannot predict the amount of any future assessments, nor have we attempted to estimate the amount of assessments to be made from known insolvencies.

Impairment or negative performance of other financial institutions could adversely affect us.

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

The operating results of life insurance companies are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. The insurance business is intensely competitive. Our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain IMOs to market our insurance products, our ability to develop competitive and profitable products and our ability to obtain acceptable ratings. In connection with the development and sale of products, American Life encounters competition from other insurance companies, most of whom have financial and human resources substantially greater than American Life’s, as well as competition from other investment alternatives available to potential policyholders.

American Life competes with up to 800 other life insurance companies in the United States. Most life insurance companies have greater financial resources, longer business histories, and more diversified lines of insurance coverage than American Life. These larger companies also generally have large sales forces. We also face competition from direct mail and email sales campaigns.

Development of life and annuity products involves the use of certain assumptions, and the inaccuracy of these assumptions could adversely affect profitability.

In our life and annuity business, we must make certain assumptions as to expected mortality, lapse rates and other factors in developing the pricing and other terms of life and annuity products. These assumptions are based on industry experience and are reviewed and revised regularly to reflect actual experience on a current basis. However, variation of actual experience from that assumed in developing such terms may affect a product’s profitability or sales volume and in turn adversely impact our revenues.

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

Congress has from time to time considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. This and similar legislation, including a simplified “flat tax” income tax structure with an exemption from taxation for investment income, could adversely affect the sale of life insurance and annuities compared with other financial products if such legislation were to be enacted. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products that we and our operating subsidiary develops.

Under the Internal Revenue Code, income taxes payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable tax treatment may give certain insurance products a competitive advantage over other non-insurance products. To the extent that the Internal Revenue Code may be revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, American Life and its industry as a whole would be adversely affected with respect to their ability to sell products. In addition, life insurance products are often used to fund estate tax obligations. We cannot predict what future tax initiatives may be proposed with respect to the estate tax or other taxes which may materially adversely affect us.

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

Compliance with insurance regulation by us is costly and time consuming. Insurance companies in the U.S. are subject to extensive regulation in the states where they do business. This regulation primarily protects policyholders rather than stockholders. The regulations require:

●	prior approval of acquisitions of insurance companies;
●	certain solvency standards;
●	licensing of insurers and their agents;
●	investment limitations;
●	deposits of securities for the benefit of policyholders;
●	approval of policy forms and premium rates;
●	periodic examinations; and
●	reserves for unearned premiums, losses and other matters.

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

Security breaches or interference with our technology infrastructure could harm our business

Our new business plan is highly dependent upon technology systems and networks to conduct our business. Maintaining the integrity of our technology is critical to the success of our business operations, including product development, insurance policy sales, oversight, financial reporting and analysis and to the protection of our proprietary information and our clients’ personal information. Any failures by our technology or future security breaches or interference to our technology systems that may occur in the future could have a material adverse impact on our business. Moreover, any unauthorized access to or the disclosure or loss of our proprietary information or our clients' personal information may result in legal claims, damage to reputation, the incurrence of costs to eliminate or mitigate further exposure, or other damage to our business. Despite measures taken to address and mitigate these risks, we cannot assure that our systems and networks will not be subject to breaches or interference. We maintain insurance for data breaches seeking to cover the cost of any such breach, but such insurance may not be adequate to cover all liabilities resulting from data breaches.

We may execute an acquisition strategy, which could cause our business and future growth prospects to suffer.

We may at some time pursue acquisitions of insurance related companies. If we were to pursue acquisitions, we would compete with other companies, most of which have greater financial and other resources than us. Further, if we were to succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected because:

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

Company Stock Ownership Risks.

Ownership of shares of Midwest voting common stock involves substantial risk, and the entire value of those shares may be lost.

Shares of our voting common stock constitute a high-risk investment in a business that has incurred substantial losses to date and expects to continue to incur substantial losses in the foreseeable future. No assurance can be given that any of the potential benefits envisioned by our new business plan will prove to be available to our shareholders, nor can any assurance be given as to the financial return, if any, which may result from ownership of our voting common shares. The entire value of your shares of Midwest voting common stock may be lost.

The Xenith Transaction has resulted in a change of control and could result in a highly significant dilution in the equity ownership of present shareholders.

Upon consummation of the Xenith transaction discussed above, our outstanding preferred stock allows Xenith to vote its shares. Xenith controls our Company and other shareholders have little ability to effect the decision making of the Company. The convertible preferred stock elects a simple majority of our board of directors. As part of the Xenith transaction, we borrowed $19,100,000 from Xenith and issued $1,500,000 of preferred stock, both convertible at Xenith’s election into shares of our voting common stock which, if converted, would represent ownership by Xenith of over 98% of our shares of voting common stock then outstanding, and our shareholders would own only 2% of our issued and outstanding voting common stock. As a result, any possible appreciation in the value of our voting common stock will only accrue to the extent of 2% to our pre-Xenith shareholders.

We do not intend to declare cash dividends on shares of our voting common stock.

We have never paid a cash dividend on our voting common stock and we do not anticipate paying cash dividends. We intend to retain available funds to be used for operations. Moreover, we are a holding company without independent operations and generate limited cash flow from our operations. You should not expect that we will pay cash dividends on our voting common stock.

There are a substantial number of shares of Midwest voting common stock eligible for future sale in the public market.

There were 22,873,764 shares of our voting common stock outstanding as of December 31, 2018. As of that date, nearly all outstanding shares may be sold without restriction. The potential sale of these shares, called market overhang, likely has a significant negative and depressive effect on the market price of our voting common stock, particularly given the lack of a market for our voting common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease approximately 10,131 square feet office space at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506. This lease was executed October 17, 2013 and expires on January 31, 2024.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially adversely affect our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our voting common stock began trading on the OTCQB as of mid-2016 where it trades under the ticker symbol: MDWT. Our shares do not actively trade. As of April 15, 2019, we had issued and outstanding 22,873,764 shares of our voting common stock.

The following table shows the high and low bid prices of our voting common stock as reported by the OTCQB. This reported information does not constitute an established trading market and does not necessarily reflect actual transactions. Any trading in our voting common stock has been volatile and sporadic.

		Bid Price
Period	Year	High	Low
Third Quarter	2017	$0.10	$0.06
Fourth Quarter	2017	0.10	$0.06
First Quarter	2018	0.08	0.02
Second Quarter	2018	0.10	0.04
Third Quarter	2018	0.04	0.02
Fourth Quarter	2018	0.06	0.02

Holders of Record

As of April 15, 2019, there were approximately 11,920 holders of record of our voting common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this Report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “intends,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, many of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors.”

All such forward-looking statements speak only as of the date of this Form 10-K. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statements are based.

Overview

We were formed on October 31, 2003 for the primary purpose of becoming a financial services company. We conduct our business through our sole life insurance subsidiary, American Life & Security Corp. (“American Life”). In 2009, American Life was issued a certificate of authority to conduct life insurance business in Nebraska. We have incurred losses since inception that resulted primarily from costs incurred while raising capital and establishing and operating American Life and other entities.

On June 28, 2018 we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). Xenith is a wholly controlled subsidiary of Vespoint LLC, a Delaware limited liability company (“Vespoint”), which is also the manager of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these three companies is a private investment company; they are controlled by A. Michael Salem and Michael Minnich, who are Co-Chief Executive Officers of Vespoint.

The terms and conditions of the Agreement are described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2018. The Agreement was filed as an exhibit to the referenced Current Report on Form 8-K.

Issuance of Class C Convertible Preferred Stock. At the closing of the Agreement, we issued 1,500,000 shares of newly created Class C Convertible Preferred Stock (“Class C Preferred Stock”) to Xenith for $1,500,000. The Class C Preferred Stock is convertible, at Xenith’s election, into approximately 72,900,000 shares of our voting common stock at approximately $0.02 per share, and ranks senior to the voting common stock on liquidation with a preference of $1.00 per share. Subject to the availability of funds, annual dividends of 8% of the Class C Preferred Stock liquidation preference are payable by us; if not paid the dividends accrue. Also, at any time after June 28, 2025 and subject to Nebraska law, Xenith may require us to redeem the Class C Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever is greater. If the shares are not redeemed for any reason, an interest rate of 12% per year begins. Holders of Class C Preferred Stock voting as a separate class are entitled to elect five of eight members of our Board of Directors, with holders of voting common stock entitled to elect the other three directors; otherwise, the Class C Preferred Stock votes with the voting common stock as a single class on an “as converted” basis.

Loans from Xenith. The Agreement also provided that Xenith could loan up to $23,500,000 to us pursuant to notes convertible into voting common stock at approximately $0.02 per share. The following table sets forth information regarding loans made to us by Xenith through December 31, 2018:

		Shares of Common
	Loan	Stock into which
	Principal	Loan May be
Date of Loan	Amount	Converted	Loan Maturity Date
June 28, 2018	$500,000	24,284,825	July 31, 2028

June 28, 2018	100,000	4,856,965	July 31, 2028

October 10, 2018	1,000,000	48,569,650	April 20, 2028

December 7, 2018	17,500,000	849,968,875	April 20, 2028

Total	$19,100,000	927,680,315

(1)	$4,400,000 remains of the $23,500,000 Xenith has the right to loan to us, which if also fully converted would result in the issuance of an additional 220,000,000 shares of our voting common stock. Upon full conversion of all loans and preferred stock, Xenith would own approximately 98% of our issued and outstanding voting common stock.

The notes are secured under a security agreement which is collateralized by all of the issued and outstanding shares of American Life. Xenith has the right to foreclose on the collateral under events of default, which include our failure to pay interest or principal on the notes when due, failure to observe any material provision of the Agreement, misrepresentations under the Agreement or bankruptcy or insolvency proceedings involving us. All interest on the notes through January 31, 2019 has been waived.

Of the funds received from Xenith, we contributed $20,500,000 to American Life through capital contributions. See Note 2 – Change in Control in the Notes to Consolidated Financial Statements in this Report.

Following the closing of the Agreement, we began implementation of a new business plan whose primary purpose is to leverage technology to distribute insurance products through third party marketing organizations. Also, in 2018, American Life’s legacy business was coinsured to an unrelated third party reinsurer, for which American Life received a ceding commission of $3.5 million. A new technology stack for American Life was acquired and implemented that provides a state-of-the-art platform on which to operate. We developed a new marketing plan focused on partnering with large, independent marketing organizations (“IMOs”). We also developed a plan to seek to reinsure most of the risks of our products with third party reinsurers. Our first product is a MYGA that began to be offered through two IMOs in January 2019. We expect that additional products will be offered in the future should we perceive market demand, interested IMOs and adequate availability of reinsurers.

Additionally, management is working to expand the state license footprint of American Life beyond the 11 states in which American Life is currently licensed to sell life insurance and annuity products. During 2019, we expect to file applications for American Life to sell annuity and other life insurance products in 24 additional states.

Balance Sheet with Converted Preferred Stock and Notes

Below is a table showing the effect on stockholders’ equity if all the preferred convertible shares and convertible notes were converted as of year ended December 31, 2018:

			Notes and Preferred
			Stock if Converted
Assets	December 31, 2018	Conversion	December 31, 2018
Invested Assets	$17,428,026	-	$17,428,026
Cash	2,832,567	-	2,832,567
Amounts recoverable from reinsurers	23,100,644	-	23,100,644
Other assets	1,600,876	-	1,600,876
Assets associated with business held for sale	20,937,071	-	20,937,071
	$65,899,184	$-	$65,899,184
Liabilities and Stockholders' Equity
Liabilities:
Policyholder liabilities	23,518,857	-	23,518,857
Accounts payable and accrued expenses	1,125,840	-	1,125,840
Notes payable	18,938,705	(18,938,705)	-
Deferred gain on coinsurance transactions	3,899,999	-	3,899,999
Liabilities associated with business held for sale	21,052,733	-	21,052,733
	68,536,134	(18,938,705)	49,597,429
Mezzanie Equity
Preferred stock	1,500,000	(1,500,000)	-
Stockholders' Equity:
Common stock, $0.001 par value.	22,874	1,000,639	1,023,513
Additional paid-in capital	33,006,242	19,599,361	52,605,603
Accumulated deficit	(35,348,052)	(161,295)	(35,509,347)
Accumulated other comprehensive loss	(1,818,014)	-	(1,818,014)
Total stockholders' (deficit) equity	(4,136,950)	20,438,705	16,301,755
Total liabilities, mezzanine and stockholders' (deficit) equity	$65,899,184	$-	$65,899,184

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. Preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. A detailed discussion of significant accounting policies is provided in this report in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Report.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to a specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.

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

Our indefinite-lived intangible assets consist of American Life’s state licenses. We compared the carrying value to the current costs of obtaining licenses in those states. As of December 31, 2018, the sum of the fair value of those licenses exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

Reinsurance

In the normal course of business, we seek to limit our risk exposure through the routine purchase of reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish our primary liability under the policies written.

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

Recognition of Revenues

Revenues on traditional life insurance products consist of direct and assumed premiums reported as earned when due. Amounts received as payment for annuities and/or non-traditional contracts such as interest sensitive whole life contracts and other contracts without life contingencies are recognized as deposits to policyholder account balances and included in future insurance policy benefits. Revenues from these contracts are comprised of fees earned for administrative and contract-holder services, which are recognized over the period of the contracts, and included in revenue. Deposits are shown as a financing activity in the consolidated statement of cash flows. Amounts received under our multi-benefit policy form are allocated to the life insurance portion of the multi-benefit life insurance arrangement and the annuity portion based upon the signed policy.

New Accounting Standards

A discussion of certain new accounting standards is provided in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Consolidated Results of Operations

On June 28, 2018, Midwest closed on the Agreement with Xenith as discussed above. Following the closing, we embarked upon a new business plan which includes leveraging technology to distribute insurance products through IMOs.

We also reinsured our existing legacy block of insurance business through a reinsurance agreement with a third party reinsurer in exchange for a ceding commission of $3.5 million as described below. In addition, American Life obtained an A.M. Best Rating of B++ in December 2018. We purchased and installed comprehensive new technology during the fourth quarter of 2018 and we began selling our first MYGA product in late January 2019 through the IMOs.

American Life closed a reinsurance agreement on December 10, 2018 with a third party insurance company to cede 100% of the remaining legacy block of business, with the transaction being effective July 1, 2018. See Note 3 Assets and Liabilities Held for sale in the Notes to Consolidated Financial Statements below. Due to the assumptive nature of this agreement, this transaction qualifies to be reported as Discontinued Operations under ASC 2014-08 Presentation of Financial Statements (Topic 205); therefore, our 2017 and 2018 income statement reflects net income from continuing operations and income from discontinued operations. The discussion below reflects the continuing operations changes year over year.

Net Loss: The change in net loss for continuing operations increased primarily due to a significant decrease in premiums, investment income, and an increase in operating expenses related to the new technology implementation and product development we completed in 2018. These were offset by decreases in all policyholder benefits.

Insurance revenues were primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below. Unless the context requires otherwise, all references compare 2018 to 2017.

	Year Ended December 31,
	2018	2017
Premiums	$135,387	$921,374
Investment income, net of expenses	515,888	949,415
Net realized (losses) gains on investments	47,824	3,550
Extinguishment of Hot Dot payable	-	486,361
Miscellaneous income	176,713	71,680
	$875,812	$2,432,380

Premium revenue: Premium revenue decreased primarily due to the ceding of 100% of legacy premiums under a reinsurance agreement we completed in 2017 relating to two blocks of business. The premium in 2018 was related to an assumed block of business which was commutated in July 2018 and the amortization of the deferred ceding commissions on the reinsurance transactions in 2018 and 2017. The introduction of our MYGA product discussed above should, in management’s opinion, generate a meaningful volume of premium; however, the premium income for this product will be considered an investment contract and will be deferred to deposit-type liabilities on our balance sheet. Therefore, we expect that premium income will not be a major source of income until American Life develops new life insurance products in the future and achieves significant additional product sales.

Investment income, net of expenses: The components of net investment income for 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Fixed maturities	$789,949	$951,077
Other	44,614	63,380
	834,563	1,014,457
Less investment expenses	(318,675)	(65,042)
Investment income, net of expenses	$515,888	$949,415

The decrease in investment income was primarily due to a smaller investment portfolio because of the sale of bonds for $6.9 million in the third quarter of 2017 to fund our 2017 reinsurance transaction. See Note 7 to the Notes to Consolidated Financial Statements below. The decrease was also due to the $280,544 interest paid in 2018 to the reinsurer in connection with our 2018 reinsurance transaction discussed above that was accrued from the effective date of the transaction on July 1, 2018 through the settlement date of December 10, 2018. Policy loan interest and miscellaneous investment income is included in the “Other” line item above. We expect the income from fixed maturities to grow in the future due to the premiums from our MYGA product and other future products we may develop.

Net realized gains on investments: The increase was due primarily to the gain of $382,752 on the settlement of the surplus notes issued by American Life in exchange for 10 condominiums. These gains were offset by $334,928 losses on investments due to the increase in the interest rates during late 2017 throughout 2018. In 2017 and 2018, we sold investments at various times to meet American Life’s operating costs. With the reinsurance of our legacy block of business in 2018, the infusion of capital by Xenith, and our expected MYGA sales, we believe we will not sell any of our existing bond portfolio in 2019 term to cover operating expenses or policyholder liabilities.

Miscellaneous income: Miscellaneous income increased due to third party administrator (“TPA”) fee revenue associated with the administration of our 2018 reinsurance transactions from July 1, 2018 through December 31, 2018 of $90,796. Fees earned for other TPA administration during the year ended December 31, 2018 and 2017 were $89,240 and $71,680, respectively.

Expenses are summarized in the table below.

	Year Ended December 31,
	2018	2017
Death and other benefits	$93,646	$203,464
Interest credited	47,936	353,556
Increase (decrease) in benefit reserves	(27,121)	273,326
Amortization of deferred acquisition costs	-	19,521
Salaries and benefits	2,160,853	2,143,449
Other operating expenses	3,637,748	2,337,777
	$5,913,062	$5,331,093

Death and other benefits: Death and other benefits decreased due to 2017 reinsurance agreement. The death claims in 2018 were related to the benefits assumed on a block of business which was commutated on July 31, 2018.

Interest credited: The decrease was due to our 2017 reinsurance agreement. The interest credited in 2018 was related to an assumed block of business which was commutated on July 31, 2018. We expect these expenses to increase significantly in 2019 upon the success of our MYGA product.

Increase in benefit reserves: The decrease was primarily the result of our 2017 reinsurance agreement. The reserve change in 2018 was related to an assumed block of business that was commutated on July 31, 2018. We do not expect to see any reserves on the new MYGA product as all premiums and withdrawals are classified as deposit-type liabilities on the balance sheet.

Amortization of deferred acquisition costs: The decrease was primarily the result of our 2017 reinsurance agreement discussed above.

Salaries and benefits: The increase was due to the addition of wages for two officers as a result of the Xenith transaction as discussed below in Note 2 – Change in Control in the Notes to Consolidated Financial Statements in this Report. These increases were offset by the personnel reduction as a result of management’s cost-cutting initiatives.

Other operating expenses: Other operating expenses increased primarily due to approximately $1,500,000 of expenses incurred to obtain new software and implement related technology to distribute products through IMOs, the costs incurred to develop the first MYGA product of American Life, including actuarial fees and rating agency fees to rate American Life. We realized a loss on the commutation of reinsurance transaction of $154,000 due to the difference between statutory and GAAP reserves plus the write-off of the remaining VOBA related to the transaction as discussed in Note 7 Reinsurance in the Notes to Consolidated Financial Statements. These increases were offset by a decrease in the VOBA amortization related to a block of business which was written off in 2017 as a result of our 2017 coinsurance agreement. American Life incurred Nebraska Department of Insurance examination fees in 2017 of $140,000 and had no such fees in 2018.

Management does not expect a repeat of the significant technology implementation costs in 2019.

Investments

Our overall investment philosophy emphasizes investment grade debt securities, policy loans, and other investments. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets.

Decreases in fixed maturity securities primarily resulted from the sale of bonds to fund our 2017 reinsurance transaction.

	December 31, 2018		December 31, 2017
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$1,995,951	9.9%	$2,030,098	8.9%
Mortgage-back securities	1,004,051	5.0	1,318,581	5.8
States and political subdivisions - general obligation	263,184	1.3	269,987	1.2
States and political subdivisions - special revenue	25,173	0.1	25,385	0.1
Corporate	14,095,824	69.5	17,361,856	75.7
Total fixed maturity securities	17,384,183	85.8	21,005,907	91.7
Cash and cash equivalents	2,832,567	14.0	951,527	4.2
Other investments:
Real estate, held for investment	-	-	505,688	2.2
Policy loans	43,843	0.2	86,491	1.9
Total	$20,260,593	100.0%	$22,549,613	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,045,768	17.5%	$3,146,782	15.0%
AA	1,721,450	9.9	2,979,616	14.2
A	4,221,297	24.3	6,797,613	32.4
BBB	8,261,450	47.5	7,573,843	36.0
Total investment grade	17,249,965	99.2	20,497,854	97.6
BB and other	134,218	0.8	508,053	2.4
Total	$17,384,183	100.0%	$21,005,907	100.0%

Reflecting the quality of securities maintained by us, 99.2% and 97.6% of all fixed maturity securities were investment grade as of December 31, 2018 and 2017, respectively.

We expect that our MYGA product will increase investable assets.

Market Risks of Financial Instruments

We hold a diversified portfolio of investments that primarily includes cash, bonds, stocks, and notes receivable. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, mortgage-backed securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, equity risk, and liquidity risk.

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

Credit Risk

We are exposed to credit risk through counterparties and within the investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. We manage our credit risk through diversification of investments amongst many corporations and numerous industries. Additionally, our investment policy limits the size of our holdings in any particular issuer.

Liquidity and Capital Resources

At December 31, 2018, we had cash and cash equivalents totaling $2,832,567. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital transaction expenditures through December 31, 2019.

The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). RBC factors the type of business written by an insurance company, the quality of its assets and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. On October 10, 2018 and December 7, 2018, Xenith contributed an additional $1,000,000 and $17,500,000, respectively to Midwest in the way of convertible notes. Midwest subsequently contributed all $18,500,000 to American Life. The additional funding allowed American Life to settle the Unified Life Insurance Company (“Unified”) coinsurance transaction instead of liquidating a portion of its bond portfolio. As a direct result of the capital contributions from the Xenith transaction discussed above and the ceding 100% of our remaining block of business to Unified, our RBC at December 31, 2018 was 5,480%.

Effective July 1, 2018, American Life completed the 2018 reinsurance transaction discussed above. We paid no commissions or brokerage fees relating to this transaction. While reinsurer assumed certain liabilities and obligations we are not relieved of our legal liability to the policyholders until all the policies are transferred from “indemnity” to “assumptive.” Therefore, the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets under Assets and Liabilities Held for Sale. We transferred $19,311,616 of GAAP net adjusted reserves as of July 1, 2018 to the third party reinsurer for cash of $14,320,817, which was net of a ceding allowance of $3,500,000 plus the accrued interest on the transaction from July 1, 2018 until it closed on December 10, 2018. The third party reinsurer assumed all responsibilities for incurred claims, surrenders and commission from the effective date. We and the third party reinsurer expect that most of such business will be assumed by December 31, 2019.

Surplus notes American Life had issued of $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. American Life reached an agreement with the holder of the notes in late 2018 to retire the surplus notes in full, including any accrued interest, through the transfer of the 10 condominiums in Hawaii owned by American Life. This transaction received regulatory approval in December 2018. The book value at December 28, 2018 of the surplus notes was $876,400 and the book value of the 10 condominiums in Hawaii was $493,648 with an estimated market value of $830,000. We recognized a gain of $382,752 on the settlement of the transaction.

In connection with the 2017 transaction, American Life entered into an indemnity coinsurance transaction in which we paid no commissions or brokerage fees relating to the transaction and the proceeds were based upon valuations prepared by our third party actuary. Under the reinsurance agreement, the reinsurer assumed certain liabilities and obligations. As we are not relieved of our legal liability to the policyholders, the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the third party reinsurer. We transferred $9,569,175 of GAAP net adjusted reserves as of September 30, 2017 to the third party reinsurer for cash of $7,078,223, which was net of a ceding allowance of $1,850,000. As a result of the transaction, in addition to the reserves, American Life ceded approximately $883,000 of annual GAAP revenues and $1,758,250 of statutory revenues. The third party reinsurer assumes all responsibilities for incurred claims, surrenders and commission from the effective date.

In 2018, net cash used by operating activities was $20,370,192, which was comprised primarily of the assets and liabilities held for sale due to 2018 reinsurance agreement discussed above, net loss of $5,065,534, and commutation of an assumption agreement of $2,544,929; partially offset by an increase in deferred ceding commission of $2,944,572. Net cash provided by investing activities was $1,862,609. The primary source of cash was from sales of available-for-sale securities for the commutation of an assumption agreement. Offsetting this source of cash was our purchases of investments in available-for-sale securities. Net cash provided by financing activities was $20,388,623 whose primary source was from capital from Xenith consisting of convertible promissory notes and preferred convertible stock of $20,438,705, net of capital raising expense.

Impact of Inflation

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

Management, (with the participation of our principal executive officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2018. Based on this evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness Previously Identified

Refer to Item 9A of Part II of our 2017 Form 10-K/A and Item 4 of our June 30, 2018 Form 10-Q/A Amendment No. 2 for detail about previously identified material weaknesses in the Company’s internal control over financial reporting over timeliness of obtaining and assimilating all information and a complex and non-routine transaction. The Company has implemented the following remediation steps to address this material weakness: (i) meeting with our auditing firm on a timely schedule, (ii) establishing an enterprise risk management program, and (iii) monitoring and engaging an auditing advisor to assist with complex transactions. The Company's management is continuing to evaluate the remediation of these material weaknesses as of December 31, 2018.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

See list of “Executive Officers of the Company” under Item 1 of this report, which is incorporated herein by reference.

The other information required by Item 10 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated into Part III of this Annual Report on Form 10-K by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	1. Consolidated Financial Statements:
The list of financial statements filed as part of this Annual Report on Form 10-K is provided on page F-1.
2. Financial Statement Schedules:
The list of financial statement schedules filed as part of this Annual Report on Form 10-K is provided on page FS-1.
(b)	Exhibits:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.4	Articles of Amendment to the amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.)
3.5	American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 8-K, filed July 3, 2018.
10.1	Coinsurance Agreement – American Life & Security Corporation and US Alliance Life and Security Company dated September 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 6, 2017
10.2	Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/K Corporate Development Inc.). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.3	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.4	Amendment Number One to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.5	Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.6	Bulk Reinsurance Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

EXHIBIT
NUMBER	DESCRIPTION
10.7	Amendment to all Reinsurance Agreements, dated August 4, 2011, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.8	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.9	Reinsurance Agreement, dated January 1, 2010, by and between American Life and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.10	Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.11	Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.12	Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.13	Amendment Number One to Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.14	Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.15	Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement between Midwest Holding Inc. and Xenith Holdings LLC dated May 9, 2018. (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed May 14, 2018.)
10.16	Amended and Restated Employment Agreement among Mark A. Oliver, Midwest Holding, Inc. and American Life and Security Corp. dated June 28, 2018. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)
10.17	Employment Agreement dated June 28, 2018 by and between A. Michael Salem and American Life and Security Corp. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)
10.18	Employment Agreement dated June 28, 2018 by and between Michael Minnich and American Life and Security Corp. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)
10.19	Articles of Amendment to Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 16, 2018.)
10.20	Assumption and Indemnity Reinsurance Agreement - American Life & Security Corporation and Unified Life Insurance Company dated November 30, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 6, 2018.)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed April 2, 2012.)
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER	DESCRIPTION
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

* Filed herewith.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2019

MIDWEST HOLDING INC.

By:	/s/ Mark A. Oliver
Name: Mark A. Oliver
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mark A. Oliver	Chief Executive Officer,	April 30, 2019
Mark A. Oliver	Chairman of the Board
(Principal Executive Officer)

/s/ Dana Stapleton	Director	April 30, 2019
Dana Stapleton

/s/ Jack Theeler	Director	April 30, 2019
Jack Theeler

/s/ Scott Morrison	Director	April 30, 2019
Scott Morrison

/s/ Firman Leung	Director	April 30, 2019
Firman Leung

/s/ John T. Hompe	Director	April 30, 2019
John T. Hompe

Director
Steve Connor

/s/ Todd Boeve	Director	April 30, 2019
Todd Boeve

MIDWEST HOLDING INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Midwest Holding Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Midwest Holding Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Omaha, Nebraska
April 30, 2019

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets
Investments, available for sale, at fair value Fixed maturities (amortized cost: $19,226,841 and $21,529,779, respectively)	$17,384,183	$21,005,907
Real estate, held for investment	-	505,688
Policy loans	43,843	86,491
Total investments	17,428,026	21,598,086
Cash and cash equivalents	2,832,567	951,527
Amounts recoverable from reinsurers	23,100,644	22,393,225
Interest due and accrued	200,708	223,166
Due premiums	346,870	374,351
Intangible assets	700,000	700,000
Property and equipment, net	91,414	127,976
Other assets	261,884	97,898
Assets associated with business held for sale (see Note 3)	20,937,071	3,203,383
Total assets	$65,899,184	$49,669,612
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$16,012,655	$16,737,295
Policy claims	270,785	296,091
Deposit-type contracts	7,234,927	8,314,297
Advance premiums	490	4,410
Deferred gain on coinsurance transactions	3,899,999	955,427
Total policy liabilities	27,418,856	26,307,520
Notes payable	18,938,705	-
Accounts payable and accrued expenses	1,125,840	739,466
Liabilities associated with business held for sale (see Note 3)	21,052,733	19,837,247
Surplus notes	-	550,000
Total liabilities	68,536,134	47,434,233
Commitments and Contingencies (See Note 10)
Mezzanine Equity:
Preferred stock, Series C , $0.001 par value. Authorized 1,500,00 shares; issued and outstanding 1,500,000 as of December 31, 2018	1,500,000	-
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 2,000,000,000 shares; issued and outstanding 22,873,764 and 22,860,701 as of December 31, 2018 and 2017, respectively.	22,874	22,861
Additional paid-in capital	33,006,242	33,006,255
Accumulated deficit	(35,348,052)	(30,282,518)
Accumulated other comprehensive loss	(1,818,014)	(511,219)
Total stockholders' (deficit) equity	(4,136,950)	2,235,379
Total liabilities, mezzanine and stockholders' (deficit) equity	$65,899,184	$49,669,612

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017
Income:
Premiums	$135,387	$921,374
Investment income, net of expenses	515,888	949,415
Net realized gains on investments	47,824	3,550
Extinguishment of Hot Dot payable	-	486,361
Miscellaneous income	176,713	71,680
	875,812	2,432,380
Expenses:
Death and other benefits	93,646	203,464
Interest credited	47,936	353,556
Increase in benefit reserves	(27,121)	273,326
Amortization of deferred acquisition costs	-	19,521
Salaries and benefits	2,160,853	2,143,449
Other operating expenses	3,637,748	2,337,777
	5,913,062	5,331,093
Loss from continuing operations before income taxes	(5,037,250)	(2,898,713)
Income tax expense	-	-
Loss from continuing operations	(5,037,250)	(2,898,713)
Discontinued operations
(Loss) gain from operations of discontinued operations	(28,284)	149,642
Income tax expense	-	-
Gain on discontinued operations	(28,284)	149,642
Net loss	(5,065,534)	(2,749,071)
Comprehensive (loss) income:
Unrealized (losses) gains on investments arising during period	(1,258,971)	736,969
Less: reclassification adjustment for net realized gains on investments	(47,824)	(3,550)
Other comprehensive (loss) income	(1,306,795)	733,419
Comprehensive loss	$(6,372,329)	$(2,015,652)
Net loss per common share, basic and diluted
Income from continuing operations attributable to common shareholders	$(0.22)	$(0.13)
Discontinued operations attributable to common shareholders	-	0.01
Net loss attribution to common shareholders	$(0.22)	$(0.12)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018 and 2017

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Stockholders'
	Stock	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2016	$177	$22,559	$33,036,924	$(27,533,447)	$(1,257,291)	$4,268,922
Series B preferred stock converted to common stock	(103)	206	(103)	-	-	-
Series A preferred stock converted to common stock	(74)	96	(22)	-	-	-
Preferred stock dividend	-	-	(30,544)	-	-	(30,544)
Net loss	-	-	-	(2,749,071)	-	(2,749,071)
Other comprehensive income	-	-	-	-	746,072	746,072
Balance, December 31, 2017	$-	$22,861	$33,006,255	$(30,282,518)	$(511,219)	$2,235,379
Preferred stock conversion adjustment	$-	$13	$(13)	$-	$-	$-
Net loss	-	-	-	(5,065,534)	-	(5,065,534)
Other comprehensive income	-	-	-	-	(1,306,795)	(1,306,795)
Balance December 31, 2018	$-	$22,874	$33,006,242	$(35,348,052)	$(1,818,014)	$(4,136,950)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2018 and 2017

	2018	2017
Cash Flows from Operating Activities:
Net loss	$(5,065,534)	$(2,749,071)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	102,285	177,926
Depreciation and amortization	61,349	298,916
Amortization of deferred acquisition costs	-	19,521
Net realized gains on investments	334,928	(3,550)
Deferred coinsurance ceding commission	2,944,572	955,427
Write-down of DAC and VOBA from coinsurance transaction	-	1,523,431
Commutation of Security National Life Insurance assumed business	(2,544,929)	-
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	(707,419)	(10,808,991)
Interest and dividends due and accrued	22,458	88,888
Due premiums	21,507	5,779
Policy liabilities	254,614	1,592,470
Other assets and liabilities	191,710	(29,203)
Other assets and liabilities - Discontinued Operations	(15,985,733)	1,762,633
Extinguishment of Hot Dot payable	-	(486,361)
Net cash used for operating activities	(20,370,192)	(7,652,185)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(8,382,284)	(26,266,795)
Proceeds from sale or maturity	10,243,118	33,586,723
Other invested assets:
Purchases	(100,000)	-
Proceeds from sale or maturity	104,892	-
Net change in policy loans	9,630	(19,658)
Net purchases of property and equipment	(12,747)	(32,567)
Net cash provided by investing activities	1,862,609	7,267,703
Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	1,500,000	-
Preferred stock dividend	-	(30,544)
Proceeds from issuance of notes payable	18,938,705	-
Receipts on deposit-type contracts	650	944,625
Withdrawals on deposit-type contracts	(50,732)	(239,617)
Net cash provided by financing activities	20,388,623	674,464
Net increase in cash and cash equivalents	1,881,040	289,982
Cash and cash equivalents:
Beginning	951,527	661,545
Ending	$2,832,567	$951,527

	2018	2017
Supplemental Disclosure of Non-Cash Information
Settlement of real estate and surplus notes:
Book value of real estate settled	$493,648	$-
Book value of surplus notes (including interest)	(876,400)	-
Gain from settlement of real estate and surplus notes	382,752	-
Converted Series B Preferred Stock	-	(177)
Common stock issues from converted Series B Preffered Stock	-	177
	$-	$-

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

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of life insurance and annuity products through American Life. The product offerings, the underwriting processes, and the marketing processes are similar. The Company’s historical product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product. These product offerings were underwritten, marketed, and managed as a group of similar products on an overall portfolio basis. The Company presently offers one product, a multi-year guaranteed annuity ("MYGA").

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company has analyzed the securities portfolio and performed cash flow testing and determined that there was not an other-than-temporary impairment for the year ended December 31, 2018 and the Company recognized an other-than-temporary impairment of $43,740 for the year ended December 31, 2017.

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

Short-term investments: Short-term investments are stated at cost and consist of certificates of deposit. At December 31, 2018 and 2017 the Company did not have any short-term investments.

Real estate, held for investment: Real estate, held for investment was comprised of ten condominiums in Hawaii which were disposed of on December 31, 2018. Real estate is carried at depreciated cost. Depreciation on residential real estate is computed on a straight-line basis over 50 years.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Cash: The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2018 and 2017, the Company had no cash equivalents.

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

Recoverability of deferred acquisition costs (“DAC”) is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review.

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

The Company compared the carrying value of its identifiable indefinite-lived intangible assets, which consists of the 14 state licenses, to the estimated fees to obtain a new license in each state. As of December 31, 2018 and 2017, the sum of the estimated fees exceeded the carrying value of the indefinite-lived intangible assets.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Property and equipment: Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $49,309 and $65,092 for the years ended December 31, 2018 and 2017, respectively. The accumulated depreciation net of disposals totaled $943,323 and $894,014 as of December 31, 2018 and 2017, respectively.

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

Reinsurance: In the normal course of business, the Company seeks to limit its risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of December 31, 2018 or 2017.

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

Notes payable: Notes payable consist of the convertible notes entered into due to the Xenith transaction and were recorded net of issuance costs.

Income taxes: The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2015. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized.

When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at December 31, 2018 and 2017.

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

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 1,970,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized as of December 31, 2018. At December 31, 2018 and 2017, the Company had 22,873,764 and 22,860,701 common shares issued and outstanding, respectively. Subsequent to December 31, 2017, the Company entered into a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement, under which additional convertible debt and convertible preferred stock have been issued. See Note 12.

The Class A preferred shares were non-cumulative, non-voting and convertible by the holder to voting common shares after May, 2015, at a rate of 1.3 common shares for each preferred share (subject to customary anti-dilution adjustments). The par value per preferred share is $0.001 with 2,000,000 shares authorized. At December 31, 2017 the 74,159 Class A preferred shares outstanding were converted at a rate of $1.476 to 109,470 voting common shares by the Company.

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

The Class C preferred shares are cumulative, voting and convertible by the holder to voting common shares at any time and from time to time after the original Series C issue date at a rate of approximately $0.02 per share of voting common shares for each preferred share. The par value per preferred share is $0.001 with 1,500,000 shares authorized. The stated annual dividend rate on the Class C preferred shares is 8%. As of December 31, 2018, the Company had dividends in arrears of approximately $60,000.

Earnings (loss) per share attributable to the Company’s common stockholders were computed based on the weighted average number of shares outstanding during each year for continuing and discontinued operations. The weighted average number of shares outstanding during the years ended December 31, 2018 and 2017 were 22,873,764 and 22,860,701 shares, respectively for both continuing and discontinued operations.

New accounting standards: In December 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-20, Leases (Topic 842); Narrow-Scope Improvements for Lessors. The Company is not currently in a lessor position so this update does not apply to us at December 31, 2018. In February 2016, issued ASU 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We have evaluated our existing lease obligations and have identified four leases that will be affected by this update which will be applied effective January 1, 2019. Management is still working to quantify the impact of the adoption of this update.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

In November 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the Board’s attention by stakeholders to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which was issued in June 2016. This amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Under the ASU 2016-13, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2019. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018-15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350-40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management has reviewed and evaluated the impact of this pending new standard and will implement this starting in fiscal year 2020. The Company has incurred substantial implementation costs related to the new cloud based technology that were incurred in 2018 and decided not to early adopt this ASU.

In August 2018, the FASB issued ASU No. 2018-12, Financial Services-Insurance (Topic 944). This update 1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, 2) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit contracts, 3) simplifies the amortization of deferred acquisition costs, and 4) improves the effectiveness of the required disclosures. This ASU becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We are currently evaluating the impact of this pending new standard on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which assists in determining whether a transaction should be accounted for as an acquisition or disposal of assets or as a business. This ASU is effective for annual and interim periods beginning in 2018 and is required to be adopted using a prospective approach, with early adoption permitted for transactions not previously reported in issued financial statements. The Company adopted this ASU on January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, however, the Company will apply the provisions of ASU 2017-01 to future acquisitions.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU's on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10) a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. The Company adopted ASU 2014-09 on January 1, 2018 and utilized the modified retrospective method. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09; therefore, this standard would did not apply to the majority of our consolidated revenues. For the Company's miscellaneous income, which is within the scope of this guidance, the Company reviewed its service fee income revenue streams and compared its historical accounting policies and practices to the new adopted standard. The Company believes its historical revenue recognition was materially consistent with the way we recognized service fee income as of December 31, 2018.

Note 2. Change in Control

On June 28, 2018 we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). Xenith is a wholly controlled subsidiary of Vespoint LLC, a Delaware limited liability company (“Vespoint”), which is also the manager of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these three companies is a private investment company; they are controlled by A. Michael Salem and Michael Minnich, who are Co-Chief Executive Officers of Vespoint.

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

Issuance of Class C Convertible Preferred Stock. At the closing of the Agreement, we issued 1,500,000 shares of newly created Class C Convertible Preferred Stock (“Class C Preferred Stock”) to Xenith for $1,500,000, which is recorded in our balance sheet as Mezzanine Equity. The Class C Preferred Stock is convertible, at Xenith’s election, into approximately 72,900,000 shares of our voting common stock (“Common Stock”) at approximately $0.02 per share, and ranks senior to the common stock on liquidation with a preference of $1.00 per share. Subject to the availability of funds, annual dividends of 8% of the Class C Preferred Stock liquidation preference are payable by us; if not paid the dividends accrue. Also, at any time after June 28, 2025 and subject to Nebraska law, Xenith may require us to redeem the Class C Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever is greater. If the shares are not redeemed for any reason, an interest rate of 12% per year begins.

At Closing, Xenith loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with cash interest of 4% per annum payable quarterly and accrued interest of another 4% per annum payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. The first $500,000 note is convertible, at Xenith’s election, into approximately 24,300,000 shares of Midwest’s voting common stock which equates to approximately $0.02 per share. The remaining $100,000 note is also convertible at the same rate.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The notes are secured under a security agreement which is collateralized by all of the issued and outstanding shares of American Life. Xenith has the right to foreclose on the collateral under events of default, which include our failure to pay interest or principal on the notes when due, failure to observe any material provision of the Agreement, misrepresentations under the Agreement or bankruptcy or insolvency proceedings involving us. All interest on the notes through January 31, 2019 has been waived.

The Agreement further provided that Xenith, in its sole discretion, may loan up to an additional $22,900,000 to Midwest. Any loans made by Xenith under this election (“Subsequent Loans”) will also be convertible into Midwest’s Common Stock at the rate of $0.02 per share. Xenith contributed an additional $18,500,000 in the fourth quarter of 2018 following the amendment of the Midwest Articles of Incorporation to increase its authorized voting common shares to 1,970,000,000.

The Loans and Preferred Stock were contributed to Midwest’s insurance subsidiary, American Life, to be held by it and used for general business purposes (except for up to $100,000 which has been used by Midwest to cover a portion of its expenses in entering into and complying with its obligations under the Agreement).

To summarize the above for purposes of illustration assuming the Notes and shares of Preferred Stock are converted in the Company’s voting common stock:

	Fully Diluted
	Number	Percentage
Current company shareholders	22,900,000	2.2%
Note conversion ($500,000)	24,300,000	2.4%
Note conversion ($100,000)	4,900,000	0.5%
Preferred stock conversion	72,900,000	7.1%
Subsequent loans (18,500,000)	898,538,525	87.8%
Total Outstanding	1,023,538,525	100.0%

(1)	$4,400,000 remains of the $23,500,000 Xenith has the right to loan to us, which if also fully converted would result in the issuance of an additional 220,000,000 shares of our voting common stock. Upon full conversion of all loans and preferred stock, Xenith would own approximately 98% of our issued and outstanding voting common stock.

Terms of Class C Preferred Stock

●	Rank: Senior to the Common Stock on liquidation with a liquidation preference of $1.00 per share or $1,500,000 in the aggregate.
●	Dividends: Subject to the availability of funds, dividends at the annual rate of 8% of the liquidation preference of $1,500,000, and dividends accrued if not paid.
●	Redemption: At any time beginning in early 2025 and subject to Nebraska law, the Lender may require the Company to redeem the shares of Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever is greater. If the shares are not redeemed for any reason, a default interest rate of 12% per year begins (and increases by 1% per month).
●	Voting: The Preferred Stock votes along with the Common Stock as a single class on an “as converted” basis.
●	Election of Directors: Holders of Preferred Stock voting as a separate class are entitled to elect five of the Company’s eight members of its Board of Directors.
●	Protective Provisions: The Preferred Stock has several protections against the Company taking action that would adversely affect the rights of holders of Preferred Stock such as mergers, liquidation, dilutive stock issuances, among others.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 3. Assets and Liabilities Held for Sale

On November 30, 2018, American Life entered into an Assumption and Indemnity Reinsurance Agreement (“Agreement”) with Unified Life Insurance Company (“Unified”), a Texas domiciled stock insurance company. The Agreement provides that American Life ceded and the Unified agreed to reinsure, on an indemnity reinsurance basis, 100% of the liabilities and obligations under substantially all of American Life’s life, annuity and health policies (“Policies”). The Agreement closed on December 10, 2018, as previously disclosed in Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2018. The effective date of the Agreement was July 1, 2018.

As soon as possible following Closing, Unified will prepare and deliver a certificate of assumption and other materials to policy holders of American Life in order to effect an assumption of the Policies by Unified such that all of American Life’s rights and obligations under the Policies arising on and after July 1, 2018 are completely assumed by Unified without further indemnification or other obligations of American Life, except for liabilities, claims and obligations incurred before July 1, 2018. Unified is obligated to indemnify American Life against all liabilities and claims and all of its Policy obligations from and after the July 1, 2018.

American Life provided administrative services with respect to the Policies during a transaction period that ended on February 1, 2019, at which time Unified will assume all administrative functions with respect to the Policies.

The consideration paid by Unified to American Life under the Agreement upon Closing was $3,500,000 (“Ceding Commission”), subject to minor settlement adjustments. At Closing, American Life transferred the Statutory Reserves and Liabilities, as defined in the Agreement, directly related to the Policies, to Unified.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The Ceding Commission will be amortized on a straight-line basis over the life of the Policies. When the Policies are converted to assumptive, the remaining Ceding Commission will be released into the income statement.

The balance sheet was required to be restated for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Carrying amounts of major classes of assets included as part of discontinued operations
Policy loans	$366,849	$348,705
Amounts recoverable from reinsurers	20,359,326	108,368
Premium recoverable	210,896	263,223
Deferred acquisition costs, net	-	2,045,808
Value of business acquired, net	-	427,454
Other assets	-	9,825
Total assets on the disposal group classified as held for sale in the Consolidated Balance Sheet	$20,937,071	$3,203,383

Carrying amounts of major classes of liabilities included as part of discontinued operations
Benefit reserves	$9,799,834	$9,490,810
Policy claims	127,666	151,422
Deposit-type contracts	11,050,139	10,106,758
Advance premiums	21,699	36,429
Accounts payable and accrued expenses	53,395	51,828
Total liabilities on the disposal group classified as held for sale in the Consolidated Balance Sheet	$21,052,733	$19,837,247

The income statement was also required to be restated for all periods shown breaking out the net income between continuing operations and discontinued operations. The table below summarizes the losses/gains that are included in discontinued operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Major line items constituting pretax (loss) profit of discontinued operations
Premiums	$933,980	$2,060,172
Miscellaneous income	-	10,555
Death and other benefits	(421,448)	(694,375)
Interest credited	(192,008)	(395,362)
Increase in benefit reserves	(41,790)	(424,692)
Amortization of deferred acquisition costs	(202,913)	(384,589)
Other operating expenses	(104,105)	(22,067)
(Loss) gain on discontinued operations	$(28,284)	$149,642

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 4. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2018 and 2017 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2018:
Fixed maturities:
U.S. government obligations	$2,112,816	$247	$117,112	$1,995,951
Mortgage-back securities	1,068,976	-	64,925	1,004,051
States and political subdivisions -- general obligations	265,473	-	2,289	263,184
States and political subdivisions -- special revenue	25,231	-	58	25,173
Corporate	15,754,345	14	1,658,535	14,095,824
Total Investments	$19,226,841	$261	$1,842,919	$17,384,183
December 31, 2017:
Fixed maturities:
U.S. government obligations	$2,132,441	$-	$102,343	$2,030,098
Mortgage-back securities	1,365,684	-	47,103	1,318,581
States and political subdivisions -- general obligations	269,884	1,123	1,020	269,987
States and political subdivisions -- special revenue	25,347	38	-	25,385
Corporate	17,736,423	44,037	418,604	17,361,856
Total fixed maturities	$21,529,779	$45,198	$569,070	$21,005,907

The Company had two securities that individually exceed 10% of the total of the state and political subdivisions categories as of December 31, 2018. The amortized cost, fair value, credit rating, and description of each such security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
December 31, 2018:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$108,845	$106,783	AA+
Longview Washington Refunding	156,628	156,401	Aa3
Total	$265,473	$263,184

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at December 31, 2018 and 2017, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2018			December 31, 2017
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$7,862	$430	1	$262,662	$13,877	2
Mortgage-back securities	-	-	-	1,318,581	47,103	19
States and political subdivisions -- general obligations	-	-	-	108,917	1,020	1
States and political subdivisions -- special revenue	-	-	-	-	-	-
Corporate	3,351,664	315,617	23	7,511,874	133,061	35
Greater than 12 months:
U.S. government obligations	1,785,949	116,682	10	1,767,435	88,466	10
Mortgage-back securities	1,004,052	64,925	19
States and political subdivisions -- general obligations	263,183	2,289	2	-	-	-
States and political subdivisions -- special revenue	25,173	58	1	-	-	-
Corporate	10,628,745	1,342,918	58	7,144,231	285,543	42
Total fixed maturities	$17,066,628	$1,842,919	114	$18,113,700	$569,070	109

Based on our review of the securities in an unrealized loss position at December 31, 2018, management believes that the Company will fully recover its cost basis in these securities. Management looked at all securities for impairment through cash flow testing of the securities in a credit loss position, the time the securities were in a loss position, and whether or not the company would have to sell securities to meet its operating expenses. Due to the Unified transaction mentioned in Note 3 above, management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature. The temporary impairments shown herein are primarily the result of the current interest rate environment rather than credit factors that would imply other-than-temporary impairment. At December 31, 2017 the Company recognized an other-than-temporary impairment of $43,740 due to the downgrade in Diamond Offshore Drilling of its credit rating from a BB+ to a B+ and the amount of time it was in a loss position.

The following table discloses the net impairment loss recorded in earnings in 2017:

Total other-than-temporary impairment losses	$(47,206)
Portion of loss recognized in other comprehensive income (before taxes)	3,466
Net impairment losses recognized in earnings	$(43,740)

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The amortized cost and estimated fair value of fixed maturities at December 31, 2018, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities are due in the next year to further support management’s decision not to recognize an other-than-temporary impairment.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,136,596	1,094,842
Due after five years through ten years	4,817,053	4,469,789
Due after ten years	13,273,192	11,819,552
	$19,226,841	$17,384,183

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At December 31, 2018 and 2017, these required deposits had a total amortized cost of $2,958,178 and $3,287,932 and fair values of $2,772,809 and $3,167,727, respectively.

The components of net investment income for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Fixed maturities	$789,949	$951,077
Other	44,614	63,380
	834,563	1,014,457
Less investment expenses	(318,675)	(65,042)
Investment income, net of expenses	$515,888	$949,415

Proceeds for the years ended December 31, 2018 and 2017 from sales of investments classified as available-for-sale were $10,043,118 and $33,586,723, respectively. Gross gains of $27,972 and $199,743 and gross losses of $367,792 and $196,193 were realized on sales and the realized losses on sales during the year ended December 31, 2018, respectively.

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended December 31, 2018, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Surplus notes: American Life had issued surplus notes of $300,000 and $250,000 which matured on August 1, 2016 and September 1, 2016, respectively. American Life reached an agreement with the holder of the notes in late 2018 to retire the surplus notes in full, including any accrued interest, through the transfer of the 10 condominiums in Hawaii owned by American Life. This transaction recently received regulatory approval in December 2018. The book value at December 28, 2018 of the surplus notes was $876,400 and the book value of the 10 condominiums in Hawaii was $493,648 with an estimated market value of $830,000. We recognized a gain of $382,752 on the settlement of the transaction.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2018
Fixed maturities:
U.S. government obligations	$-	$1,995,951	$-	$1,995,951
Agency securities	-	1,004,051	-	1,004,051
States and political subdivisions — general obligations	-	263,184	-	263,184
States and political subdivisions — special revenue	-	25,173	-	25,173
Corporate	-	14,095,824	-	14,095,824
Total Investments	$-	$17,384,183	$-	$17,384,183
December 31, 2017
Fixed maturities:
U.S. government obligations	$-	$2,030,098	$-	$2,030,098
Mortgage-back securities	-	1,318,581	-	1,318,581
States and political subdivisions - general obligations	-	269,987	-	269,987
States and political subdivisions - special revenue	-	25,385	-	25,385
Corporate	-	17,361,856	-	17,361,856
Total fixed maturities	$-	$21,005,907	$-	$21,005,907

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the years ended December 31, 2018 or 2017.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of December 31, 2018 and 2017, respectively:

	December 31, 2018
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$43,843	$-	$-	$43,843	$43,843
Cash	2,832,567	2,832,567	-	-	2,832,567
Liabilities:
Policyholder deposits
(Deposit-type contracts)	7,234,927	-	-	7,234,927	7,234,927
Notes payable	18,938,705	-	-	18,988,760	18,988,760

	December 31, 2017
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$86,491	$-	$-	$86,491	$86,491
Cash	951,527	951,527	-	-	951,527
Liabilities:
Policyholder deposits
(Investment-type contracts)	8,314,297	-	-	8,314,297	8,314,297
Surplus notes and accrued interest payable	843,922	-	-	843,922	843,922

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 6. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Loss carryforwards	$1,429,445	$5,782,670
Capitalized costs	269,472	317,026
Unrealized losses on investments	390,349	123,454
Benefit reserves	192,858	656,180
Total deferred tax assets	2,282,124	6,879,330
Less valuation allowance	(1,928,454)	(6,240,991)
Total deferred tax assets, net of valuation allowance	353,670	638,339
Deferred tax liabilities:
Policy acquisition costs	-	263,683
Due premiums	117,131	133,891
Value of business acquired	-	89,765
Intangible assets	147,000	147,000
Policy loans	86,245	-
Property and equipment	3,294	4,000
Total deferred tax liabilities	353,670	638,339
Net deferred tax assets	$-	$-

At December 31, 2018 and 2017, the Company recorded a valuation allowance of $1,928,454 and $6,240,991, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

Loss carry forwards for tax purposes as of December 31, 2018, have expiration dates that range from 2024 through 2038.

There was no income tax expense for the years ended December 31, 2018 and 2017. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Year Ended December 31,
	2018	2017
Computed expected income tax benefit	$(1,063,749)	$(934,684)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	8,402	15,288
Impact of rate change	-	3,931,708
Change in loss carryforward due to 382 limitation	5,595,636	-
Adjustment to prior period NOLs	-	878,069
Other	39,143	39,266
	5,643,181	4,864,331
Tax benefit before valuation allowance	4,579,432	3,929,647
Change in valuation allowance	(4,579,432)	(3,929,647)
Net income tax expenses	$-	$-

The transaction discussed in Note 2 – Change in Control above triggers Section 382 of the Internal Revenue, which resulted in the write-off of approximately $4.4 million in net operating losses (“NOLs”). Section 382 requires a corporation to limit the amount of its income in future years that can be offset by historic losses, net operating loss carryforwards and certain built-in losses after a corporation has undergone an ownership change. The tables above include the result of the calculation of the Section 382 limitation.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Note 7. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Balance sheets:
Benefit and claim reserves assumed	$-	$2,638,477
Benefit and claim reserves ceded	23,100,644	22,393,225

	Year Ended December 31,
	2018	2017
Statements of comprehensive income:
Premiums assumed	$10,268	$22,591
Premiums ceded	848,374	532,043
Benefits assumed	92,792	58,689
Benefits ceded	141,896	230,997
Commissions assumed	18	30
Commissions ceded	54,346	1,616

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer along with the A.M. Best credit rating as of December 31, 2018:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$-	$456,595	$-	$456,595
Sagicor Life Insurance Company	A-	-	262,785	11,491,889	260,513	11,494,161
US Alliance Life and Security Company	NR	-	8,000	11,227,755	85,867	11,149,888
		$-	$270,785	$23,176,239	$346,380	$23,100,644

Effective July 1, 2018, American Life entered into an assumptive and indemnity coinsurance transaction with Unified to transfer 100% of the risk related to the remaining legacy block of business, see Note 3 above for further discussion. We transferred $19,311,616 of GAAP net adjusted reserves as of July 1, 2018 to Unified for cash of $14,320,817, which was net of a ceding allowance of $3,500,000 plus the accrued interest on the transaction from July 1, 2018 until it closed on December 10, 2018. Unified assumes certain responsibilities for incurred claims, surrenders and commission from the effective date.

The ceding commission of $3,500,000 was recorded net of the difference between statutory and GAAP net reserves, the elimination of DAC of $1,890,013, VOBA of $338,536, and the remaining deferred profit from our legacy business of $26,896. The remaining $3,069,690 was reflected as a deferred gain, which will be recognized into income over the expected duration of the legacy blocks of business. American Life amortized $76,742 for the year ended December 31, 2018. As the policies are assumed, the deferred gain will be released into income.

American Life and Security National Life Insurance ("SNL") reached an agreement to commute the assumed block of life business effective July 31, 2018. American Life recorded a GAAP loss of $154,780 due the difference between the GAAP and statutory reserves and the write-off of the remaining VOBA. Net adjusted reserves transferred back to SNL totaled $2,543,898 on a GAAP basis.

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

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

The ceding commission of $1,850,000 was recorded net of the difference between statutory and GAAP net adjusted reserves, the elimination of DAC of $437,620 and VOBA of $1,085,811 which had been held on our books from the prior acquisitions. The remaining $967,521 was reflected as a deferred gain, which is being recognized into income over the expected duration of the blocks of business. American Life recognized amortization for years ended December 31, 2018 and 2017 of $48,376 and $12,094, respectively.

At December 31, 2018 and 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $11,494,161 and $12,320,695, respectively. At December 31, 2018 and 2017, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance was $11,149,888 and $10,072,530, respectively. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their obligations.

The use of reinsurance does not relieve American Life of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation for all blocks of business except what is included in the Unified transaction. The reinsurance agreement with Unified discharges American Life's responsibilities once all the policies have changed from indemnity to assumptive reinsurance. No reinsurer of business ceded by American Life has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At December 31, 2018 and 2017, no contingency reserve was established.

Note 8. Notes Payable

At Closing of the transaction with Xenith as mentioned in Note 2. Change in Control, Xenith loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with cash interest of 4% per annum payable quarterly and accrued interest of another 4% per annum payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. The first $500,000 note is convertible, at Xenith’s election, into approximately 24,300,000 shares of Midwest’s voting common stock which equates to approximately $0.02 per share. The remaining $100,000 note is also convertible at the same rate.

The notes are secured under a security agreement which is collateralized by all of the issued and outstanding shares of American Life. Xenith has the right to foreclose on the collateral under events of default, which include our failure to pay interest or principal on the notes when due, failure to observe any material provision of the Agreement, misrepresentations under the Agreement or bankruptcy or insolvency proceedings involving us. All interest on the notes through January 31, 2019 has been waived.

The Agreement further provided that Xenith, in its sole discretion, may loan up to an additional $23,500,000 to Midwest under the same terms as the previous notes. Any loans made by Xenith under this election (“Subsequent Loans”) will also be convertible into Midwest’s Common Stock at the rate of $0.02 per share. Xenith contributed an additional $18,500,000 in the fourth quarter of 2018 following the amendment of the Midwest Articles of Incorporation to increase its authorized voting common shares to 1,970,000,000.

The following table sets forth information regarding loans made to us by Xenith through December 31, 2018:

		Shares of Common
	Loan	Stock into which
	Principal	Loan May be
Date of Loan	Amount	Converted	Loan Maturity Date
June 28, 2018	$500,000	24,284,825	July 31, 2028

June 28, 2018	100,000	4,856,965	July 31, 2028

October 10, 2018	1,000,000	48,569,650	April 20, 2028

December 7, 2018	17,500,000	849,968,875	April 20, 2028

Total	$19,100,000	927,680,315

(2)	$4,400,000 remains of the $23,500,000 Xenith has the right to loan to us, which if also fully converted would result in the issuance of an additional 220,000,000 shares of our voting common stock. Upon full conversion of all loans and preferred stock, Xenith would own approximately 98% of our issued and outstanding voting common stock.

Note 9. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Beginning balance	$8,314,297	$7,165,630
US Alliance	804,187	-
Commutation of SNL assumption	(1,881,411)	-
Deposits received	650	1,198,535
Investment earnings	47,936	350,638
Withdrawals	(50,732)	(398,006)
Contract charges	-	(2,500)
Ending balance	$7,234,927	$8,314,297

Under the terms of American Life’s coinsurance agreement with a third party, American Life assumed certain deposit-type contract obligations. The deposits, withdrawals and interest credited in the table above represents the activity from the third party through July 31, 2018.

Note 10. Commitments and Contingencies

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: Regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities. The issues involved in information requests and regulatory matters vary widely. The Company cooperates in these inquiries. The Nebraska Department of Insurance completed its exam for the periods 2013 through 2016 on American Life in 2017.

Midwest Holding Inc. and Subsidiaries
Notes to Consolidated Financial Statements – Continued

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. The Company executed an amendment to the above lease for the additional 2,876 square feet of office space in Suite 450 on October 23, 2015, which expired on May 31, 2017. Rent expense for the years ended December 31, 2018 and 2017 was $190,510 and $219,357, respectively. Future minimum payments are as follows:

2019	141,412
2020	146,477
2021	151,543
2022	156,608
2023	161,674
2024	13,508
Total	$771,222

Note 11. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. Effective September 30, 2017, American Life entered into a coinsurance agreement with US Alliance to cede 100% of the First Wyoming Life’s and Great Plains Life’s blocks of business. The fourth quarter premiums and benefits were not included in the December 31, 2017 net loss. American Life’s statutory net loss for the year ended December 31, 2018 and 2017 was $4,283,351 and $2,084,690, respectively. Capital and surplus of American Life as of December 31, 2018 and 2017 was $20,979,285 and $2,962,885, respectively. The increase in capital and surplus of American Life was primarily due to the capital contribution from Midwest of $20,500,000 as a result of the transaction between Midwest and Xenith. The net loss was primarily due to the expenses incurred to obtain new software and related technology to distribute products through marketing organizations and the costs incurred to develop a new multi-year guaranteed annuity (“MYGA”) product for American Life.

Note 12. Surplus Notes

Our surplus notes of $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. The Company has retired the notes in full, including any accrued interest, through the transfer of the 10 condominiums in Hawaii owned by American Life. The book value of the surplus notes, including interest, was $876,400. The book value of the 10 condominiums in Hawaii was $493,648. We recognized a gain of $382,752 on the settlement of the condos and surplus notes.

Note 13. Third Party Administration

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-consolidated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. TPA fee income associated with the administering of the Unified transactions from July 1, 2018 through December 31, 2018 was $90,796 and fees earned for other TPA administration during the year ended December 31, 2018 and 2017 were $89,240 and $71,680, respectively.

Note 14. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at December 31, 2018, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

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

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2018

			Amount
			Recognized in
	Amortized		Consolidated
	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturity securities, available for sale:
U.S. government obligations	$2,112,816	$1,995,951	$1,995,951
Mortgage-back securities	1,068,976	1,004,051	1,004,051
States and political subdivisions -- general obligations	265,473	263,184	263,184
States and political subdivisions -- special revenue	25,231	25,173	25,173
Corporate	15,754,345	14,095,824	14,095,824
Total fixed maturity securities	$19,226,841	$17,384,183	$17,384,183

Policy loans	43,843		43,843
Total Investments	$19,270,684		$17,428,026

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Balance Sheets

	As of December 31,
	2018	2017
Assets:
Investment in subsidiaries (1)	$16,199,089	$2,229,775
Cash and cash equivalents	79,247	4,756
Property and equipment, net	27,217	42,587
Other assets	35,144	38,321
Total assets	$16,340,697	$2,315,439
Liabilities and Stockholders' Equity
Liabilities:
Notes payable	18,938,705	-
Accounts payable and accrued expenses	38,942	80,060
Total liabilities	18,977,647	80,060
Mezzanine Equity:
Preferred stock, Series C , $0.001 par value. Authorized 1,500,00 shares; issued and outstanding 1,500,000 as of December 31, 2018	1,500,000	-
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 22,873,764 and 22,860,701 as of December 31, 2018 and 2019, respectively.	22,874	22,861
Additional paid-in capital	33,006,242	33,006,255
Accumulated deficit	(35,348,052)	(30,282,518)
Accumulated other comprehensive loss	(1,818,014)	(511,219)
Total stockholders' (deficit) equity	(4,136,950)	2,235,379
Total liabilities, mezzanine and stockholders' (deficit) equity	$16,340,697	$2,315,439

(1)	Eliminated in consolidation.

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Comprehensive Income

	As of December 31,
	2018	2017
Income:
Investment loss, net of expenses	$22	$(6,776)
Extinquishment of Hot Dot payable	-	486,361
Miscellaneous income	133,692	126,680
	133,714	606,265
Expenses:
General	-	414,346

Loss before income tax expense	133,714	191,919
Income tax expense	-	-
Loss before equity in loss of consolidated subsidiaries	133,714	191,919
Equity in loss of consolidated subsidiaries	(5,199,248)	(2,940,990)
Net loss	$(5,065,534)	$(2,749,071)

Comprehensive Income (loss):
Unrealized (losses) gains on investments arising during period	(1,258,971)	736,969
Less: reclassification adjustment for net realized gains on investments	(47,824)	(3,550)
Other comprehensive (loss) income	(1,306,795)	733,419
Comprehensive loss	$(6,372,329)	$(2,015,652)

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Registrant

Statements of Cash Flows

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(5,065,534)	$(2,749,071)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	5,199,248	2,940,990
Depreciation	17,939	30,512
Other assets and liabilities	(13,298)	180,976
Extinquishment of Hot Dot payable	-	(486,361)
Net cash provided (used) by operating activities	138,355	(82,954)
Cash Flows from Investing Activities:
Equity securities carried at cost:
Proceeds from equity securities carried at cost	-	-
Net (purchases) disposals of property and equipment	(2,569)	5,691
Net cash (used) provided by investing activities	(2,569)	5,691
Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	1,500,000	-
Proceeds for issuance of notes	18,938,705	-
Capital contribution to American Life	(20,500,000)	-
Preferred stock dividend	-	(30,544)
Net cash used by financing activities	(61,295)	(30,544)
Net increase (decrease) in cash and cash equivalents	74,491	(107,807)
Cash and cash equivalents:
Beginning	4,756	112,563
Ending	$79,247	$4,756

	2018	2017
Supplemental Disclosure of Non-Cash Information
Converted Series B Preferred Stock	$-	$(177)
Common stock issues from Converted B Preferred Stock	-	177
	$-	$-

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

	As of December 31, 2018			For the Year Ended December 31, 2018
	Future Policy					Death and	Amortization
	Benefits,		Deferred		Net	Other Benefits	of Deferred
	Claims and		Gain on		Investment	and Increase	Policy	Other
	Deposit-type	Advance	Coinsurance	Premium	Income	in Benefit	Acquisition	Operating
	Contracts	Premiums	Transaction	Revenue	(Loss)	Reserves	Costs	Expenses
Life Insurance	$23,518,367	$490	$3,899,999	$135,387	$515,888	$114,461	$-	$5,798,601

	As of December 31, 2017			For the Year Ended December 31, 2017
	Future Policy					Death and	Amortization
	Benefits,		Deferred		Net	Other Benefits	of Deferred
	Claims and		Gain on		Investment	and Increase	Policy	Other
	Deposit-type	Advance	Coinsurance	Premium	Income	in Benefit	Acquisition	Operating
	Contracts	Premiums	Transaction	Revenue	(Loss)	Reserves	Costs	Expenses
Life Insurance	$25,347,683	$4,410	$955,427	$921,374	$949,415	$830,346	$19,521	$4,481,226

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

					Percentage
					of Amount
			Assumed		Assumed
		Ceded to Other	from Other		to
	Gross Amount	Companies	Companies	Net Amount	Net
Year ended December 31, 2018
Life insurance in force	$207,684,000	$205,846,000	$-	$1,838,000	0.00%

Life insurance premiums	$4,538,225	$4,413,106	$10,268	$135,387	7.58%

Year ended December 31, 2017
Life insurance in force	$219,023,000	$219,023,000	$3,998,000	$3,998,000	100.00%

Life insurance premiums	$3,490,998	$2,592,215	$22,591	$921,374	2.45%

Schedule V

Midwest Holding Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31,
	2018	2017
Accumulated Depreciation:
Beginning of the year	894,014	961,864
Depreciation expense	49,309	65,092
Disposals	-	(132,942)
End of the year	$943,323	$894,014

INDEX OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed May 15, 2014.)
3.5	American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 8-K, filed July 3, 2018.)
10.1	Coinsurance Agreement – American Life & Security Corporation and US Alliance Life and Security Company dated September 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 6, 2017
10.2	Consulting and Advisory Agreement, dated September 1, 2009, by and between Midwest Holding Inc. and Bison Capital Corp. (f/K Corporate Development Inc.). (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.3	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.4	Amendment Number One to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.7 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.5	Amendment Number Two to Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.6	Bulk Reinsurance Agreement, dated September 1, 2009, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.7	Amendment to all Reinsurance Agreements, dated August 4, 2011, by and between American Life & Security Corp. and Optimum Re Insurance Company. (Incorporated by reference to Exhibit 10.10 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

EXHIBIT NUMBER	DESCRIPTION
10.8	Automatic Reinsurance Agreement, dated August 1, 2009, by and between American Life & Security Corp. and Investors Heritage Life Insurance Company. (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.9	Reinsurance Agreement, dated January 1, 2010, by and between American Life & Security Corp. and Security National Life Insurance Company. (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
10.10	Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.11	Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.12	Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.13	Amendment Number One to Reinsurance Agreement Number One dated December 31, 1999, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.14	Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)
10.15	Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement between Midwest Holding Inc. and Xenith Holdings LLC dated May 9, 2018. (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed May 14, 2018.)
10.16	Amended and Restated Employment Agreement among Mark A. Oliver, Midwest Holding, Inc. and American Life and Security Corp. dated June 28, 2018. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)
10.17	Employment Agreement dated June 28, 2018 by and between A. Michael Salem and American Life and Security Corp. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)
10.18	Employment Agreement dated June 28, 2018 by and between Michael Minnich and American Life and Security Corp. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)
10.19	Articles of Amendment to Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 16, 2018.)
10.20	Assumption and Indemnity Reinsurance Agreement - American Life & Security Corporation and Unified Life Insurance Company dated November 30, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 6, 2018.)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed April 2, 2012.)
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.