Form 10-Q
period 2019-03-31
MIDWEST HOLDING INC.
filed 2019-05-23
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 1, 2019, there were 22,873,764 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MIDWEST HOLDING INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2019	2018
	(unaudited)
ASSETS
Investments, available for sale, at fair value
Fixed maturities (amortized cost: 2019 - $26,283,804; 2018 - $19,226,841)	$25,289,696	$17,384,183
Policy loans	43,110	43,843
Total investments	25,332,806	17,428,026
Cash and cash equivalents	3,814,539	2,832,567
Deferred acquisition costs, net	254,475	-
Premiums receivable	348,850	346,870
Accrued investment income	287,654	200,708
Reinsurance recoverables	23,304,755	23,100,644
Intangible assets	700,000	700,000
Property and equipment, net	82,813	91,419
Operating lease right of use assets	561,582	592,065
Other assets	589,564	261,884
Assets associated with business held for sale (see Note 4)	19,384,959	20,937,071
Total assets	$74,661,997	$66,491,249

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY
Liabilities:
Benefit reserves	$16,057,336	$16,012,655
Policy claims	271,929	270,785
Deposit-type contracts	15,778,853	7,234,927
Advance premiums	8,235	490
Long-term debt	18,950,802	18,938,705
Deferred gain on coinsurance transactions	3,107,674	3,899,999
Lease liabilities:
Finance lease	7,439	9,299
Operating lease	616,268	646,519
Other liabilities	3,438,709	1,062,087
Liabilities associated with business held for sale (see Note 4)	19,354,640	21,052,733
Total liabilities	77,591,885	69,128,199

Contingencies and Commitments (See Note 11)

Mezzanine Equity:
Redeemable preferred stock, Series C , $0.001 par value. Authorized 1,500,000 shares; 1,500,000 issued and outstanding as of March 31, 2019 and December 31, 2018	1,590,667	1,500,000
Stockholders' Equity:
Common stock, $0.001 par value. Authorized 1,970,000,000 shares; 22,873,764 issued and outstanding as of March 31, 2019 and December 31, 2018	22,874	22,874
Additional paid-in capital	33,265,287	33,006,242
Accumulated deficit	(36,843,070)	(35,348,052)
Accumulated other comprehensive loss	(965,646)	(1,818,014)
Total stockholders' deficit	(4,520,555)	(4,136,950)
Total liabilities, mezzanine and stockholders' deficit	$74,661,997	$66,491,249

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues
Insurance premiums	$(2,479)	$6,236
Investment income, net of expenses	190,995	203,461
Net realized gains on investments	(4,397)	(49,671)
Amortization of deferred gain on reinsurance	806,047	12,094
Fee income and other revenues	15,540	26,240
Total Revenues	1,005,706	198,360
Expenses:
Interest credited	20,821	21,683
Benefits	3,395	60,088
Increase in benefit reserves	-	(35,849)
Amortization of deferred acquisition costs	2,069	-
Salaries and benefits	539,449	482,716
Other operating expenses	1,934,990	408,130
Total expenses	2,500,724	936,768
Loss from continuing operations before taxes	(1,495,018)	(738,408)
Federal income tax	-	-
Loss from continuing operations	(1,495,018)	(738,408)
Loss from discontinued operations	-	(21,477)
Net loss	(1,495,018)	(759,885)
Comprehensive income (loss):
Unrealized gains (losses) on investments arising during period	847,971	(622,903)
Less: reclassification adjustment for net realized gains on investments	4,397	49,671
Other comprehensive income (loss)	852,368	(573,232)
Comprehensive loss	$(642,650)	$(1,333,117)
Net loss per common share
Basic	$(0.07)	$(0.03)
Diluted	$(0.001)	$(0.000)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional			Total
	Common	Paid-In	Accumulated		Stockholders'
	Stock	Capital	Deficit	AOCI*	Equity
Balance, December 31, 2017	$22,861	$33,006,255	$(30,282,518)	$(511,219)	$2,235,379
Preferred stock conversion adjustment	13	(13)	-	-	-
Net loss	-	-	(5,065,534)	-	(5,065,534)
Unrealized losses on investments	-	-	-	(1,306,795)	(1,306,795)
Balance, December 31, 2018	22,874	33,006,242	(35,348,052)	(1,818,014)	4,136,950)
Net loss	-	-	(1,495,018)	-	(1,495,018)
Xenith note interest	-	259,045	-	-	259,045
Unrealized gains on investments	-	-	-	852,368	852,368
Balance, March 31, 2019	$22,874	$33,265,287	$(36,843,070)	$(965,646)	$(4,520,555)

*	Accumulated other comprehensive income

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(1,495,018)	$(759,885)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	24,777	30,785
Depreciation and amortization	18,013	43,136
Amortization of deferred acquisition costs	2,069
Deferred acquisition costs capitalized	(253,186)	-
Net realized gains on investments	4,397	49,671
Deferred coinsurance ceding commission	(792,325)	(12,094)
Notes payable interest accrued	271,142	-
Preferred stock dividend	90,667	-
Changes in operating assets and liabilities:
Amounts recoverable from reinsurers	(204,111)	(226,609)
Interest and dividends due and accrued	(86,946)	(5,153)
Due premiums	(1,980)	18,941
Policy liabilities	276,747	279,160
Other assets and liabilities	2,042,291	(180,625)
Other assets and liabilities - Discontinued Operations	(145,981)	317,983
Net cash used for operating activities	(249,444)	(444,690)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(7,446,737)	(3,323,196)
Proceeds from sale or maturity	360,600	3,312,368
Net change in policy loans	733	5,998
Net purchases of property and equipment	(3,818)	-
Net cash used for investing activities	(7,089,222)	(4,830)
Cash Flows from Financing Activities:
Finance lease	(111)	(111)
Receipts on deposit-type contracts	8,320,749	450
Withdrawals on deposit-type contracts	-	2,874
Net cash provided by financing activities	8,320,638	3,213
Net increase (decrease) in cash and cash equivalents	981,972	(446,307)
Cash and cash equivalents:
Beginning	2,832,567	951,527
Ending	$3,814,539	$505,220

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of operating a financial services company. The Company is in the life and annuity insurance business and operates through its wholly owned subsidiary, American Life & Security Corp. (“American Life”). As discussed in Note 3, on June 28, 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). Xenith owns 100% of the voting stock of Vespoint LLC, a Delaware limited liability company (“Vespoint”), which is also the manager of Xenith.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2018 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. All material inter-company accounts and transactions have been eliminated in consolidation.

Investments

All fixed maturities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in comprehensive loss.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the three months ended March 31, 2019 or 2018.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Investment income consists of interest, dividends, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company had no cash equivalents.

Deferred acquisition costs

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the three months ended March 31, 2019 that suggest a review should be undertaken.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $9,506 and $12,558 for the three months ended March 31, 2019 and 2018, respectively. Accumulated depreciation totaled $944,986 and $943,323 as of March 31, 2019 and December 31, 2018, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the three months ended March 31, 2019 that would indicate the carrying amounts may not be recoverable.

Reinsurance

In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of March 31, 2019 or December 31, 2018.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Benefit reserves

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

Policy claims

Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure.

Deposit-type contracts

Deposit-type contracts consist of amounts on deposit associated with deferred annuity riders, premium deposit funds and supplemental contracts without life contingencies.

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2015. The Company is not currently under examination for any open years. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at March 31, 2019 or December 31, 2018.

Revenue recognition and related expenses

Amounts received as payment for annuities are recognized as deposits to policyholder account balances and included in future insurance policy benefits. Revenues from these contracts are comprised of fees earned for administrative and contract-holder services and cost of insurance, which are recognized over the period of the contracts, and included in revenue. Deposits are shown as a financing activity in the consolidated statements of cash flows.

Liabilities for future policy benefits are provided and acquisition costs are amortized by associating benefits and expenses with earned premiums to recognize related profits over the life of the contracts. Acquisition costs are amortized over the expected life of the annuity contracts.

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable securities classified as available for sale, net of applicable taxes.

Common and preferred stock and earnings (loss) per share

Common and preferred stock and earnings (loss) per share: The par value per common share is $0.001 with 1,970,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. At March 31, 2019 and December 31, 2018, the Company had 22,873,764 voting common shares issued and outstanding and 1,500,000 shares of Series C preferred stock issued and outstanding.

The Class C preferred shares are cumulative, voting and convertible by the holder to voting common shares at any time and from time to time after the original Series C issue date at a rate of approximately $0.02 per share of voting common shares for each preferred share. The par value per preferred share is $0.001 with 1,500,000 shares authorized. The stated annual dividend rate on the Class C preferred shares is 8%. As of March 31, 2019 and December 31, 2018, the Company had dividends in arrears of approximately $90,000 and $60,000, respectively, related to the Class C preferred stock.

Loss per basic share attributable to the Company’s common stockholders was computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended March 31, 2019 and 2018 was 22,860,701 and 22,860,701 shares, respectively.

Loss per diluted share attributable to the Company’s common stockholders was computed based on the average shares outstanding and the Xenith Notes payable and Preferred Shares as converted during each period. The weighted average number of shares outstanding during the three months ended March 31, 2019 and 2018 was 1,052,792,914 and 1,052,779,851 shares, respectively.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Reclassifications

Reclassifications have been made on the Consolidated Balance Sheets and Statements of Comprehensive Loss for the year ended December 31, 2018 and the three months ended March 31, 2018. These reclassifications do not impact the overall Net loss or Net loss per common shares line items of the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2018.

Note 2. New Accounting Standards

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The lease liability is measured at the present value of the lease payments over the lease term with the right-of-use asset measured as the lease liability amount and including adjustments for certain lease incentives and initial direct costs. Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP. This ASU permitted a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption.

On January 1, 2019, the Company adopted this standard using a modified retrospective adoption approach. The adoption resulted in the Company identifying three operating leases and one financial lease which are subject to this guidance. The impact to the Consolidated Statements of Comprehensive Income (Loss) was minimal. We have one finance lease with a net asset of $11,651 and $14,564 and a finance lease liability of $7,439 and $9,299 for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. The other three leases have been classified as operating leases with right of use assets established of $561,582 and $592,065 and operating lease liabilities of $616,268 and $646,519 as of March 31, 2019 and December 31, 2018, respectively.

On February 14, 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. It allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The Company has evaluated the impact of this update and has determined that this does not impact us currently due to not recording unrealized losses or gains net of tax. The Company has incurred net operating losses since inception so it does not record deferred tax assets or deferred tax liabilities due to establishing a valuation allowance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). This amendment defers the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In addition, the FASB has issued four related ASU’s on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10) a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. The Company adopted ASU 2014-09 on January 1, 2018 and utilized the modified retrospective method. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09; therefore, this standard would did not apply to the majority of our consolidated revenues. For the Company's miscellaneous income, which is within the scope of this guidance, the Company reviewed its service fee income revenue streams and compared its historical accounting policies and practices to the new adopted standard. The Company believes its historical revenue recognition was materially consistent with the way we recognized service fee income as of March 31, 2019.

Future adoption of New Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018-15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350-40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management has reviewed and evaluated the impact of this pending new standard and will implement this starting in fiscal year 2020. The Company has incurred substantial implementation costs related to the new cloud based technology that were incurred in 2018 and decided not to early adopt this ASU.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

In August 2018, the FASB issued ASU No. 2018-12, Financial Services-Insurance (Topic 944). This update 1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, 2) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit contracts, 3) simplifies the amortization of deferred acquisition costs, and 4) improves the effectiveness of the required disclosures. This ASU becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We anticipate that the adoption of ASU 2018-12 will have a pervasive impact on our consolidated financial statements and related disclosures and will require us to make changes to some of our processes, systems and controls. We are unable to determine the impact at this time as we are still in the process of evaluating the standard.

In November 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the Board’s attention by stakeholders to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which was issued in June 2016. This update amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Under ASU 2016-13, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2019. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

Note 3. Change in Control

On June 28, 2018 we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). Xenith owns 100% of the voting stock of Vespoint LLC, a Delaware limited liability company (“Vespoint”), which is also the manager of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these three companies is a private investment company; they are controlled by A. Michael Salem and Michael Minnich, who are Co-Chief Executive Officers of Vespoint.

The terms and conditions of the Agreement were described in Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2018. All conditions to consummation of the Agreement, including approval of the transactions contemplated therein by the State of Nebraska Department of Insurance (“NDOI”), were subsequently met and a closing was held pursuant to the Agreement on June 28, 2018 (the “Closing”).

Issuance of Class C Convertible Preferred Stock. At the closing of the Agreement, we issued 1,500,000 shares of newly created Class C Convertible Preferred Stock (“Class C Preferred Stock”) to Xenith for $1,500,000, which is recorded in our balance sheet as Mezzanine Equity. The Class C Preferred Stock is convertible, at Xenith’s election, into approximately 72,900,000 shares of our voting common stock (“Common Stock”) at approximately $0.02 per share, and ranks senior to the common stock on liquidation with a preference of $1.00 per share. Subject to the availability of funds, annual dividends of 8% of the Class C Preferred Stock liquidation preference are payable by us; if not paid the dividends accrue. Also, at any time after June 28, 2025 and subject to Nebraska law, Xenith may require us to redeem the Class C Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever is greater. If the shares are not redeemed for any reason, an interest rate of 12% per year begins. The Preferred Stock votes along with the Common Stock as a single class on an “as converted” basis. Also, Holders of Preferred Stock voting as a separate class are entitled to elect five of the Company’s eight members of its Board of Directors. The Preferred Stock has several protections against the Company taking action that would adversely affect the rights of holders of Preferred Stock such as mergers, liquidation, dilutive stock issuances, among others.

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

Midwest Holding Inc. and Subsidiary
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

The Agreement further provided that Xenith, in its sole discretion, may loan up to an additional $23,500,000 to Midwest. Any loans made by Xenith under this election (“Subsequent Loans”) will also be convertible into Midwest’s Common Stock at the rate of $0.02 per share. Xenith contributed an additional $18,500,000 in the fourth quarter of 2018 following the amendment of the Midwest Articles of Incorporation to increase its authorized voting common shares to 1,970,000,000.

Proceeds from the Loans and Preferred Stock were contributed to Midwest’s insurance subsidiary, American Life, to be held by it and used for general business purposes (except for up to $100,000 which has been used by Midwest to cover a portion of its expenses in entering into and complying with its obligations under the Agreement).

To summarize the above for purposes of illustration assuming the Notes and shares of Preferred Stock are converted in the Company’s voting common stock:

	Fully Diluted (1)
	Number	Percentage
Current company shareholders	22,900,000	2.2%
Note conversion ($500,000)	24,284,825	2.3%
Note conversion ($100,000)	4,856,965	0.5%
Note interest ($513,713)	24,937,524	2.4%
Preferred stock conversion ($1,500,000)	72,900,000	6.9%
Preferred stock dividend ($90,667)	4,401,311	0.4%
Subsequent loans (18,500,000)	898,538,525	85.3%
Total Outstanding	1,052,819,150	100.0%

(1)

$4,400,000 remains of the $23,500,000 Xenith has the right to loan to us, which if also fully converted would result in the issuance of an additional 220,000,000 shares of our voting common stock. Upon full conversion of all loans and preferred stock, Xenith would own approximately 98% of our issued and outstanding voting common stock.

Note 4. Assets and Liabilities Held for Sale

On November 30, 2018, American Life entered into an Assumption and Indemnity Reinsurance Agreement (“Agreement”) with Unified Life Insurance Company (“Unified”), a Texas domiciled stock insurance company. The Agreement provides that American Life ceded and Unified agreed to reinsure, on an indemnity reinsurance basis, 100% of the liabilities and obligations under substantially all of American Life’s life, annuity and health policies (“Policies”). The Agreement closed on December 10, 2018, as previously disclosed in Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2018. The effective date of the Agreement was July 1, 2018.

After the Closing, Unified began the process of preparing and delivering certificates of assumption and other materials to policy holders of American Life in order to effect an assumption of the Policies by Unified such that all of American Life’s rights and obligations under the Policies arising on and after July 1, 2018 are completely assumed by Unified without further indemnification or other obligations of American Life, except for liabilities, claims and obligations incurred before July 1, 2018. Unified is obligated to indemnify American Life against all liabilities and claims and all of its Policy obligations from and after the July 1, 2018.

American Life provided administrative services with respect to the Policies during a transition period that ended on February 1, 2019, at which time Unified assumed all administrative functions with respect to the Policies.

The consideration paid by Unified to American Life under the Agreement upon Closing was $3,500,000 (“Ceding Commission”), subject to minor settlement adjustments. At Closing, American Life transferred the Statutory Reserves and Liabilities, as defined in the Agreement, directly related to the Policies, to Unified.

The Ceding Commission will be amortized on a straight-line basis over the life of the Policies. When the Policies are converted to assumptive, the remaining Ceding Commission will be recognized in the income statement.

As of March 31, 2019, 25% of the indemnity policies have been converted to assumptive policies releasing American Life from its legal obligations related to those policies.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Our balance sheet was required to be restated for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations for the three months ended March 31, 2019 and for the year ended December 31, 2018:

	As of March 31,	As of December 31,
	2019	2018
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$285,565	$366,849
Amounts recoverable from reinsurers	18,726,496	20,359,326
Premium recoverable	372,898	210,896
Total assets on the disposal group classified as held for sale in the Consolidated Balance Sheet	$19,384,959	$20,937,071

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$8,220,292	$9,799,834
Policy claims	71,766	127,666
Deposit-type contracts	10,955,218	11,050,139
Advance premiums	76,706	21,699
Accounts payable and accrued expenses	30,658	53,395
Total liabilities on the disposal group classified as held for sale in the Consolidated Balance Sheet	$19,354,640	$21,052,733

Our income statement was also required to be restated for all periods shown breaking out the net income between continuing operations and discontinued operations. The table below summarizes the losses that are included in discontinued operations for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Major line items constituting pretax loss profit of discontinued operations:
Premiums	$-	$439,036
Death and other benefits	-	(206,772)
Interest credited	-	(99,824)
Increase in benefit reserves	-	(27,508)
Amortization of deferred acquisition costs	-	(94,858)
Other operating expenses	-	(31,551)
Loss on discontinued operations	$-	$(21,477)

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Note 5. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of March 31, 2019 and December 31, 2018 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2019:
Fixed maturities:
U.S. government obligations	$2,107,622	$2,776	$87,096	$2,023,302
Mortgage-back securities	1,023,942	-	52,464	971,478
States and political subdivisions -- general obligations	264,359	527	233	264,653
States and political subdivisions -- special revenue	25,202	112	-	25,314
Corporate	22,862,679	38,385	896,115	22,004,949
Total Investments	$26,283,804	$41,800	$1,035,908	$25,289,696
December 31, 2018:
Fixed maturities:
U.S. government obligations	$2,112,816	$247	$117,112	$1,995,951
Mortgage-back securities	1,068,976	-	64,925	1,004,051
States and political subdivisions -- general obligations	265,473	-	2,289	263,184
States and political subdivisions -- special revenue	25,231	-	58	25,173
Corporate	15,754,345	14	1,658,535	14,095,824
Total fixed maturities	$19,226,841	$261	$1,842,919	$17,384,183

The Company has two securities that individually exceed 10% of the total of the state and political subdivisions categories as of March 31, 2019. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
March 31, 2019:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham Wash	$108,568	$108,335	AA+
Longview Washington Refunding	155,791	156,318	Aa3
Total	$264,359	$264,653

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

The following table summarizes, for all securities in an unrealized loss position at March 31, 2019 and December 31, 2018, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	March 31, 2019			December 31, 2018
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$7,984	$296	1	$7,862	$430	1
Corporate	3,573,948	120,890	13	3,351,664	315,617	23
Greater than 12 months:
U.S. government obligations	1,810,731	86,800	10	1,785,949	116,682	10
Mortgage-back securities	971,478	52,464	19	1,004,052	64,925	19
States and political subdivisions -- general obligations	108,335	233	1	263,183	2,289	2
States and political subdivisions -- special revenue	-	-	-	25,173	58	1
Corporate	12,273,074	775,225	63	10,628,745	1,342,918	58
Total fixed maturities	$18,745,550	$1,035,908	107	$17,066,628	$1,842,919	114

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Based on our review of the securities in an unrealized loss position at March 31, 2019 and December 31, 2018, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.

The amortized cost and estimated fair value of fixed maturities at March 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,335,740	1,316,468
Due after five years through ten years	6,112,106	5,910,722
Due after ten years	18,835,958	18,062,506
	$26,283,804	$25,289,696

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2019 and December 31, 2018, these required deposits had a total amortized cost of $3,153,553 and $2,958,178 and fair values of $3,038,059 and $2,772,809, respectively.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

The components of net investment income for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
Fixed maturities	$195,691	$200,106
Other	1,244	14,711
	196,935	214,817
Less investment expenses	(5,940)	(11,356)
Investment income, net of expenses	$190,995	$203,461

Proceeds for the three months ended March 31, 2019 and 2018 from sales of investments classified as available-for-sale were $360,600 and $3,312,368, respectively. Gross gains of $1,624 and $24,910 and gross losses of $6,021 and $74,581 were realized on those sales during the three months ended March 31, 2019 and 2018, respectively.

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

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended March 31, 2019, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

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

Midwest Holding Inc. and Subsidiary
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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2019
Fixed maturities:
U.S. government obligations	$-	$2,215,175	$-	$2,215,175
Agency securities	-	779,605	-	779,605
States and political subdivisions — general obligations	-	264,653	-	264,653
States and political subdivisions — special revenue	-	25,314	-	25,314
Corporate	-	22,004,949	-	22,004,949
Total Investments	$-	$25,289,696	$-	$25,289,696
December 31, 2018
Fixed maturities:
U.S. government obligations	$-	$1,995,951	$-	$1,995,951
Mortgage-back securities	-	1,004,051	-	1,004,051
States and political subdivisions - general obligations	-	263,184	-	263,184
States and political subdivisions - special revenue	-	25,173	-	25,173
Corporate	-	14,095,824	-	14,095,824
Total fixed maturities	$-	$17,384,183	$-	$17,384,183

There were no transfers of financial instruments between any levels during the three months ended March 31, 2019 or during the year ended December 31, 2018.

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

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$43,110	$-	$-	$43,110	$43,110
Cash	3,814,539	3,814,539	-	-	3,814,539
Liabilities:
Policyholder deposits (Deposit-type contracts)	15,778,853	-	-	15,778,853	15,778,853
Notes payable	18,950,802	-	-	19,000,857	19,000,857

	December 31, 2018
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$43,843	$-	$-	$43,843	$43,843
Cash	2,832,567	2,832,567	-	-	2,832,567
Liabilities:
Policyholder deposits (Deposit-type contracts)	7,234,927	-	-	7,234,927	7,234,927
Notes payable	18,938,705	-	-	18,988,760	18,988,760

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Note 7. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Deferred tax assets:
Loss carryforwards	$1,736,404	$1,429,458
Capitalized costs	257,583	269,472
Unrealized losses on investments	211,984	390,349
Benefit reserves	188,945	192,858
Total deferred tax assets	2,394,651	2,282,137
Less valuation allowance	(1,984,487)	(1,928,454)
Total deferred tax assets, net of valuation allowance	410,164	353,683
Deferred tax liabilities:
Policy acquisition costs	53,175	-
Due premiums	151,567	117,144
Intangible assets	147,000	147,000
Policy loans	69,022	86,245
Property and equipment	(10,600)	3,294
Total deferred tax liabilities	410,164	353,683
Net deferred tax assets	$-	$-

At March 31, 2019 and December 31, 2018, the Company recorded a valuation allowance of $1,984,487 and $1,928,454, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Section 382 of the Internal Revenue limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of March 31, 2019, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $8,267,328. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $890,636 prior to 2017 will expire through the year of 2032, and the NOLs generated from June 28, 2018 to March 31, 2019 do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that is more likely than not that the benefit from federal NOL carryforward will not be realized, thus we have recorded a full valuation allowance of $1,736,139 on the deferred tax assets related to these federal NOLs carryforwards.

There was no income tax expense for the three months ended March 31, 2019 and 2018. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Year Ended March 31,
	2019	2018
Computed expected income tax benefit	$(313,954)	$(159,576)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	2,583	1,957
Other	76,973	(13,751)
	79,556	(11,794)
Tax benefit before valuation allowance	(234,398)	(171,370)
Change in valuation allowance	234,398	171,370
Net income tax expenses	$-	$-

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Note 8. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 is as follows:

	March 31, 2019	December 31, 2018
Balance sheets:
Benefit and claim reserves ceded	$23,304,755	$23,100,644

	Three months ended March 31,
	2019	2018
Statements of comprehensive income:
Premiums assumed	$-	$6,236
Premiums ceded	273,101	342,509
Benefits assumed	-	59,270
Benefits ceded	77,703	61,076
Commissions assumed	-	6
Commissions ceded	2,914	1,934

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$-	$456,083	$-	$456,083
Sagicor Life Insurance Company	A-	-	190,941	11,391,558	251,454	11,331,045
US Alliance Life and Security Company	NR	-	8,000	11,576,369	66,742	11,517,627
		$-	$198,941	$23,424,010	$318,196	$23,304,755

Effective July 1, 2018, American Life entered into an assumptive and indemnity coinsurance transaction with Unified to transfer 100% of the risk related to the remaining legacy block of business, see Note 4 above for further discussion. We transferred $19,311,616 of GAAP net adjusted reserves as of July 1, 2018 to Unified for cash of $14,320,817, which was net of a ceding allowance of $3,500,000 plus the accrued interest on the transaction from July 1, 2018 until it closed on December 10, 2018. Unified assumed certain responsibilities for incurred claims, surrenders and commission from the effective date.

The ceding commission of $3,500,000 was recorded net of the difference between statutory and GAAP net adjusted reserves, the elimination of DAC of $1,890,013, VOBA of $338,536, and the remaining deferred profit from our legacy business of $26,896. The remaining $3,069,690 was reflected as a deferred gain and will be recognized into income over the expected duration of the legacy blocks of business. As of March 31, 2019, Unified had converted 25% of the indemnity coinsurance to assumptive coinsurance. American Life amortized $38,371 for the three months ended March 31, 2019 and amortized $76,742 for the year ended December 31, 2018. As a result of the assumption of 25% of the indemnity policies, $741,860 was additionally released into income for the three months ended March 31, 2019. The ending deferred ceding commission at March 31, 2019 was $2,212,716.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

American Life and Security National Life Insurance (“SNL”) reached an agreement to commutate the assumed block of life business effective July 31, 2018. American Life recorded a GAAP loss of $154,780 due to the difference between the GAAP and statutory reserves and the write-off of the remaining VOBA. Net adjusted reserves transferred back to SNL totaled $2,543,898 on a GAAP basis.

At March 31, 2019 and December 31, 2018, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $11,331,045 and $11,494,161, respectively. At March 31, 2019 and December 31, 2018, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance was $11,517,627 and $11,149,888, respectively. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their obligations.

The use of reinsurance does not relieve American Life of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation for all blocks of business except what is included in the Unified transaction. The reinsurance agreement with Unified discharges American Life’s responsibilities once all the policies have changed from indemnity to assumptive reinsurance. As of March 31, 2019, Unified assumed 25% of the coinsured block of business discharging American Life’s responsibilities on those policies. No reinsurer of business ceded by American Life has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If the Company believes that any reinsurer would not be able to satisfy its obligations with the Company, a separate contingency reserve may be established. At March 31, 2019 and December 31, 2018, no contingency reserve was established.

Note 9. Notes Payable

At Closing of the transaction with Xenith as mentioned in Note 3. Change in Control, Xenith loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with cash interest of 4% per annum payable quarterly and accrued interest of another 4% per annum payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. The first $500,000 note is convertible, at Xenith’s election, into approximately 24,300,000 shares of Midwest’s voting common stock which equates to approximately $0.02 per share. The remaining $100,000 note is also convertible at the same rate.

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

The Company had total accrued interest of $513,713 on the Xenith notes as of March 31, 2019. This included interest not recorded from June 28, 2018 through December 31, 2018 of $131,711 and interest from January 1, 2019 through March 31, 2019 of $382,002. The interest in 2018 and January 2019 was waived for repayment by Xenith so this interest was added as an additional capital contribution.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

The following table sets forth information regarding loans made to us by Xenith through March 31, 2019:

		Shares of Common
	Loan	Stock into which
	Principal	Loan May be
Date of Loan	Amount	Converted	Loan Maturity Date
June 28, 2018	$500,000	24,284,825	July 31, 2028
June 28, 2018	100,000	4,856,965	July 31, 2028
October 10, 2018	1,000,000	48,569,650	April 20, 2028
December 7, 2018	17,500,000	849,968,875	April 20, 2028
Total	$19,100,000	927,680,315

Note 10. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the three months ended March 31, 2019 and the year ended December 31, 2018:

	March 31, 2019	December 31, 2018
Beginning balance	$7,234,927	$8,314,297
US Alliance	202,356	804,187
Commutation of SNL assumption	-	(1,881,411)
Deposits received	8,320,749	650
Investment earnings	20,821	47,936
Withdrawals	-	(50,732)
Ending balance	$15,778,853	$7,234,927

Under the terms of American Life’s historical coinsurance agreement with a third party, American Life assumed certain deposit-type contract obligations. These were commutated effective July 31, 2018. The deposits, withdrawals and interest credited in the table above represents the sales of the multi-year guaranteed annuity (“MYGA”) product for 2019 and activity from the third party through July 31, 2018.

Note 11. Contingencies and Commitments

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. The company received a Certificate of Authority to conduct business in Iowa during the first quarter of 2019. Plans are to seek approval in additional states during 2019.

Note 12. Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The new lease guidance supersedes Topic 840 and requires us to segregate all identified finance and operating leases on our balance sheet as lease liabilities with a corresponding right-of-use (ROU) asset. There are no substantive changes on the income statement due to adoption of this ASU.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

We have finance and operating leases for our corporate offices, postage machine, copiers and computer hardware that we have identified with terms greater than 12 months. Our leases have remaining lease terms of two years to six years.

Finance Lease

Hardware and service lease: The Company entered into a financial lease in April of 2017 to pay for hardware and services. The term of the lease was for 36 months and ends March 31, 2020. The Company owns the hardware and the financial institution has a security interest in the hardware which will be released at the end of the term.

Operating Leases

Office Lease: The Company leases office space in Lincoln, Nebraska under an agreement executed October 17, 2013 that expires on January 31, 2024. Rent expense for the three months ended March 31, 2019 and 2018 was $47,493 and $47,461, respectively.

Machine Leases: The Company entered into a 63 month contract on January 8, 2016 to lease a postage meter machine. At the end of the lease we can; a) enter into a new lease; b) purchase the machine “as is, where is” for fair market value ; or c) return the machine in its original condition with reasonable wear and tear. If we do not pick one of the above options, then it will be automatically renewed for an additional 12 months. The Company also leases copiers under an agreement entered into on December 12, 2016, which expires on December 31, 2021. The Company has the option to purchase the equipment at fair market value, renew the agreement, or return the equipment.

Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31,	December 31,
	2019	2018
Property and equipment, net
Finance lease	$11,651	$14,565
Operating lease right of use assets	561,582	592,065
Total leased assets	$573,233	$606,630

Lease liabilities:
Finance lease	$7,439	$9,299
Operating lease	616,268	646,519
Total leased liabilities	$623,707	$655,818

The components of leases expenses were as follows:

	Three months ended March 31,
	2019	2018
Operating lease cost	3,766	4,609

Finance lease cost:
Amortization of right of use assets	2,914	1,121
Interest on lease liabilities	111	111

	As of	As of
	March 31,	December 31,
	2019	2018
Weighted Average Remaining Lease Term
Finance lease	12 months	15 months
Operating lease	3.2 years	3.5 years
Weighted Average Discount Rate
Finance lease	6%	6%
Operating lease	8%	8%

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	232	1,076
Operating cash flows from finance leases	1,165	(628)
Financing cash flows from finance leases	(111)	(111)

The finance and operating leases mature as follows:

	Operating	Finance
	Lease	Leases
2019 (excluding the three months ended March 31, 2019)	117,237	6,400
2020	160,958	2,133
2021	164,081	-
2022	156,608	-
2023	161,674	-
2024	13,508	-
Total lease payments	$774,066	$8,533

Note 13. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. American Life’s statutory net loss for the three months ended March 31, 2019 and 2018 were $1,308,563 and $651,716, respectively. Capital and surplus of American Life as of March 31, 2019 and December 31, 2018 was $18,857,378 and $20,979,285, respectively. The net loss was primarily due to the continuing expenses incurred to provide services on the new software and related technology to distribute products through marketing organizations. The multi-year guaranteed annuity (“MYGA”) sales began late in January 2019 with $8,292,617 issued during the first quarter of 2019. An additional $6,902,677 was pending as of March 31, 2019. Even though American Life had a significant increase in statutory revenue, the earnings profile of MYGA products are characterized by up-front statutory losses.

Note 14. Surplus Notes

Our surplus notes of $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. The Company retired the notes in full as of December 31, 2018, including any accrued interest, through the transfer of the 10 condominiums in Hawaii owned by American Life. The book value of the surplus notes, including interest, was $876,400. The book value of the 10 condominiums in Hawaii was $493,648. We recognized a gain of $382,752 on the settlement of the condos and surplus notes.

Note 15. Third Party Administration

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended March 31, 2019 and 2018 amounted to $15,540 and $24,240, respectively.

Note 16. Subsequent Events

On April 2, 2019, Midwest entered into a contract to acquire a 51% ownership in 1505 Capital LLC (“1505 Capital”), a Delaware limited liability company, located in New York. 1505 Capital was organized to provide financial and investment advisory and management services to clients and any related investment, trading or financial activities. Class A Units were authorized to be issued up to 1,000 shares. Midwest purchased for $1 a total of 510 of the Class A Units and Aurora Financial Services, Inc. owns the remaining 490 Class A Units. Midwest will be consolidating 1505 Capital as of June 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of March 31, 2019, compared with December 31, 2018, and the results of operations for the three months ended March 31, 2019, compared with the corresponding period in 2018 of Midwest Holding Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report; and our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “intends,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our 2018 Form 10-K.

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

On April 2, 2019, we obtained a 51% ownership in 1505 Capital that was established on August 31, 2018 with its Certificate of Formation. It was organized to provide financial and investment advisory and management services to clients and any related investment, trading or financial activities.

Critical Accounting Policies and Estimates

The MD&A included in our 2018 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2018 Form 10-K.

Consolidated Results of Operations

On June 28, 2018, Midwest closed on the Agreement with Xenith as discussed above. Following the closing, we embarked upon a new business plan which includes leveraging technology to distribute insurance products through Independent Marketing Organizations ("IMOs").

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

American Life closed a reinsurance agreement on December 10, 2018 with a third party insurance company to cede 100% of the remaining legacy block of business, with the transaction being effective July 1, 2018. See Note 3 Assets and Liabilities Held for sale in the Notes to Consolidated Financial Statements above. Due to the assumptive nature of this agreement, this transaction qualifies to be reported as Discontinued Operations under ASC 2014-08 Presentation of Financial Statements (Topic 205); therefore, our 2017 and 2018 income statement reflects net income from continuing operations and income from discontinued operations. The discussion below reflects the continuing operations changes year over year.

Net Loss: The change in net loss for continuing operations increased primarily due to a significant decrease in premiums, investment income, and an increase in operating expenses related to the new technology implementation and product development that continue in 2019. These were offset by the release of 25% of the deferred ceding commission into income due to 25% indemnity coinsurance being converted to assumptive by Unified.

Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Three months ended March 31,
	2019	2018
Premiums	$(2,479)	$6,236
Investment income, net of expenses	190,995	203,461
Net realized losses on investments	(4,397)	(49,671)
Amortization of deferred gain on reinsurance	806,047	12,094
Miscellaneous income	15,540	26,240
	$1,005,706	$198,360

Premium revenue: Premium revenue decreased primarily due to the premium in 2018 that was related to an assumed block of business which was commutated in July 2018. In 2019 we had a refund of premium that we had included in 2018. The introduction of our MYGA product discussed above generated a meaningful volume of premium; however, the premium income for this product was considered an investment contract and was deferred to deposit-type liabilities on our balance sheet. We expect that premium income will not be a major source of income until American Life develops new life insurance products in the future and achieves significant additional product sales.

Investment income, net of expenses: The components of our net investment income are as follows:

	Three months ended March 31,
	2019	2018
Fixed maturities	$195,691	$200,106
Other	1,244	14,711
	196,935	214,817
Less investment expenses	(5,940)	(11,356)
Investment income, net of expenses	$190,995	$203,461

The decrease in investment income of $12,000 was primarily due to the reduction in our bond inventory due to the commutation of the SNL contract effective July 31, 2018 and selling bonds to cover operating costs until the Xenith transaction on June 28, 2018. We expect this to increase in 2019 as American Life buys more bonds with the sale of the MYGA product. The purchase of bonds increased since the end of January but not enough interest income was generated to compare to 2018.

Net realized gains on investments: The net realized loss decreased primarily due to selling bonds to cover operating expenses in 2018 when market conditions were poor prior to the Xenith infusion of capital. We do not believe we will required to sell bonds at a loss in the remaining months of 2019.

Amortization of deferred gain on reinsurance: The increase is due to 25% of indemnity coinsurance being converted to assumptive reinsurance where we no longer have a legal obligation for those policies. American Life released into income 25% of the remaining deferred ceding commission. The total deferred ceding commissions released into income for the third party reinsurers was $792,325 and $12,049 for the three months ended March 31, 2019 and 2018, respectively.

Miscellaneous income: Miscellaneous income decreased due to a decrease in our TPA fees. We had only one customer for whom we performed these services. TPA fees earned during the three months ended March 31, 2019 and 2018 were $15,540 and $24,240, respectively.

Expenses are summarized in the table below.

	Three months ended March 31,
	2019	2018
Interest credited	$20,821	$21,683
Death and other benefits	3,395	60,088
Increase (decrease) in benefit reserves	-	(35,849)
Amortization of deferred acquisition costs	2,069	-
Salaries and benefits	539,449	482,716
Other operating expenses	1,934,990	408,130
	$2,500,724	$936,768

Death and other benefits: Death benefits decreased due the commutation of the SNL block of business as of July 31, 2018. The benefits incurred in 2019 were for policies that were not included with our July 1, 2018 reinsurance transaction.

Interest credited: The change is not material. The interest credited in 2019 is attributable to the interest earned on the MYGA premium. The interest credited in 2019 related to a block of business from SNL that was commutated on July 31, 2018.

Increase in benefit reserves: The decrease in benefit reserves the effect of the MYGA product that was held on the balance sheet as a liability. There are no reserves held for this product on a GAAP basis.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA product starting in late January 2019.

Salaries and benefits: The increase was due to the addition of wages for two officers as a result of the Xenith transaction as discussed below in Note 3 – Change in Control in the Notes to Consolidated Financial Statements in this Report. These increases were offset by personnel reductions as a result of management’s cost-cutting initiatives.

Other operating expenses: Other operating expenses increased primarily due to approximately $634,000 of expenses incurred for consultants, continuing technology and software development, and portal and web design. We incurred $513,713 of interest on the Xenith notes payable that included approximately $131,000 for 2018 that was not previously included. Audit and other fees of $280,000 relating to the year-end 2018 audit that was delayed until July 2018. Management expects to be incurring additional product development and system related costs in Q2 of 2019.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities and policy loans. The Company has modified its investment strategy to purchase larger position securities with increased yields and plans to invest in mortgage loans in the future. The duration of our new investments will be less than ten years for the majority of those investments. The 1505 Capital company that we acquired a 51% ownership in on April 2, 2019, will be providing investment and management services to the Company going forward subject to NDOI approval. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,023,302	6.9%	$1,995,951	9.9%
Mortgage-back securities	971,478	3.3	1,004,051	5.0
States and political subdivisions - general obligation	264,653	0.9	263,184	1.3
States and political subdivisions - special revenue	25,314	0.1	25,173	0.1
Corporate	22,004,949	75.6	14,095,824	69.5
Total fixed maturity securities	25,289,696	86.8	17,384,183	85.8
Cash and cash equivalents	3,814,539	13.1	2,832,567	14.0
Other investments:
Policy loans	43,110	0.1	43,843	0.2
Total	$29,147,345	100.0%	$20,260,593	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,122,385	12.3%	$3,045,768	17.5%
AA	1,557,688	6.2	1,721,450	9.9
A	7,787,458	30.8	4,221,297	24.3
BBB	12,668,085	50.1	8,261,450	47.5
Total investment grade	25,135,616	99.4	17,249,965	99.2
BB and other	154,080	0.6	134,218	0.8
Total	$25,289,696	100.0%	$17,384,183	100.0%

Reflecting the quality of securities maintained by the Company, 99.4% and 99.2% of all fixed maturity securities were investment grade as of March 31, 2019 and December 31, 2018, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

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

Liquidity and Capital Resources

At March 31, 2019, the Company had cash and cash equivalents totaling $3,814,539. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital transaction expenditures through December 31, 2019.

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

Effective July 1, 2018, American Life completed the 2018 reinsurance transaction discussed above. We paid no commissions or brokerage fees relating to this transaction. While the third party reinsurer assumed certain liabilities and obligations we are not relieved of our legal liability to the policyholders until all the policies are transferred from “indemnity” to “assumptive.” Therefore, the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets under Assets and Liabilities Held for Sale. We transferred $19,311,616 of GAAP net adjusted reserves as of July 1, 2018 to the third party reinsurer for cash of $14,320,817, which was net of a ceding allowance of $3,500,000 plus the accrued interest on the transaction from July 1, 2018 until it closed on December 10, 2018. The third party reinsurer assumed all responsibilities for incurred claims, surrenders and commission from the effective date. As of March 31, 2019 25% of the reinsured block of business was converted from indemnity to assumptive reissuance. We and the third party reinsurer expect a majority of the remaining business will be assumed by December 31, 2019.

Surplus notes American Life had issued of $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. American Life reached an agreement with the holder of the notes in late 2018 to retire the surplus notes in full, including any accrued interest, through the transfer of the 10 condominiums in Hawaii owned by American Life. This transaction received regulatory approval in December 2018. The book value at December 31, 2018 of the surplus notes was $876,400 and the book value of the 10 condominiums in Hawaii was $493,648 with an estimated market value of $830,000. We recognized a gain of $382,752 on the settlement of the transaction.

Net cash used by operating activities was $249,444 for March 31, 2019, which was comprised primarily of the net loss of $1,495,018, the deferred coinsurance ceding commission of $792,325, the deferred acquisition costs capitalized, and the amounts recoverable from reinsurers of $204,111, partially offset by an increase in other assets and liabilities of $2,042,291 primarily due to purchases of securities not settled yet. Net cash used for investing activities was $7,089,222. The primary source of cash used was from our purchase of investments from sales of the MYGA product. Offsetting this use of cash was our sale of investments in available-for-sale securities Net cash provided by financing activities was $8,320,638. The primary source of cash was net receipts on the MYGA product.

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

Management, (with the participation of our principal executive officer/principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2019. Based on this evaluation, our principal executive officer/principal financial officer concluded that, as of the end of December 31, 2018 covered in the Form 10-K report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer/principal financial officer to allow timely decisions regarding required disclosure.

Material Weakness Previously Identified

Refer to Item 9A of Part II of our 2017 Form 10-K/A and Item 4 of our June 30, 2018 Form 10-Q/A Amendment No. 2 for detail about previously identified material weaknesses in the Company’s internal control over financial reporting over timeliness of obtaining and assimilating all information and a complex and non-routine transaction. The Company has implemented the following remediation steps to address this material weakness: (i) meeting with our auditing firm on a timely schedule, (ii) established an enterprise risk management program, (iii) monitored and engaged an auditing advisor to assist with complex transactions, and (iv) retained consultants to verify and strengthen controls. The Company’s management is continuing to evaluate the remediation of these weaknesses as of March 31, 2019.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 in response to Item 1A of Part I of such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principle Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principle Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 23, 2019

MIDWEST HOLDING INC.

By:	/s/ A. Michael Salem
Name:	A. Michael Salem
Title:	Chief Executive Officer, Principal Executive Officer