Form 10-Q
period 2019-06-30
MIDWEST HOLDING INC.
filed 2019-08-08
CIK 355379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviewed financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 1, 2019, there were 1,023,408,553 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MIDWEST HOLDING INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Investments, available for sale, at fair value
Fixed maturities (amortized cost: 40,884,520 and $19,226,841, respectively) (See Note 5)	$40,753,983	$17,384,183
Mortgage loans on real estate, held for investment	4,176,039	-
Policy loans	43,254	43,843
Total investments	44,973,276	17,428,026
Cash and cash equivalents	10,274,224	2,832,567
Deferred acquisition costs, net	1,136,507	-
Premiums receivable	359,731	346,870
Accrued investment income	456,663	200,708
Reinsurance recoverables (Note 8)	23,505,095	23,100,644
Intangible assets	700,000	700,000
Property and equipment, net	83,617	91,414
Operating lease right of use assets	531,098	592,065
Other assets	463,091	261,884
Assets associated with business held for sale (see Note 4)	11,722,893	20,937,071
Total assets	$94,206,195	$66,491,249
Liabilities and Stockholders' Equity
Liabilities:
Benefit reserves	$16,161,349	$16,012,655
Policy claims	216,184	270,785
Deposit-type contracts	46,069,681	7,234,927
Advance premiums	476	490
Long-term debt	-	18,938,705
Deferred gain on coinsurance transactions	2,061,121	3,899,999
Lease liabilities (See Note 12):
Finance lease	5,579	9,299
Operating lease	585,595	646,519
Other liabilities	690,139	1,062,087
Liabilities associated with business held for sale (see Note 4)	11,718,136	21,052,733
Total liabilities	77,508,260	69,128,199
Commitments and Contingencies (See Note 11)
Stockholders' Equity:
Preferred stock, Series C, $0.001 par value. Authorized 1,500,000 shares; issued and outstanding none as of June 30, 2019 and 1,500,000 as of December 31, 2018	-	1,500,000
Common stock, $0.001 par value. Authorized 1,970,000,000 shares; issued and outstanding 1,023,408,553 as of June 30, 2019 and 22,873,764 as of December 31, 2018.	1,023,409	22,874
Additional paid-in capital	53,451,243	33,006,242
Accumulated deficit	(37,674,922)	(35,348,052)
Accumulated other comprehensive loss	(103,641)	(1,818,014)
Total Midwest Holding Inc.'s stockholders' equity (deficit)	16,696,089	(4,136,950)
Noncontrolling interest	1,846	-
Total stockholders' equity (deficit)	16,697,935	(4,136,950)
Total liabilities and stockholders' equity	$94,206,195	$66,491,249

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Insurance premiums	$-	$2,111	$(2,479)	$8,347
Investment income, net of expenses	448,015	201,471	639,010	404,932
Net realized gains (losses) on investments	1,180	(152,203)	(3,217)	(201,874)
Amortization of deferred gain on reinsurance	1,046,552	12,094	1,852,599	24,188
Fee income and other revenues	66,795	25,044	82,335	51,284
Total Revenues	1,562,542	88,517	2,568,248	286,877
Expenses:
Interest credited	230,366	19,349	251,187	41,032
Benefits	(1,523)	33,529	1,872	93,168
Increase in benefit reserves	-	(21,110)	-	(56,959)
Amortization of deferred acquisition costs	19,796	-	21,865	-
Salaries and benefits	575,625	429,821	1,115,074	912,537
Other operating expenses	1,570,130	539,386	3,505,120	943,516
Total expenses	2,394,394	1,000,975	4,895,118	1,933,294
Loss from continuing operations before taxes	(831,852)	(912,458)	(2,326,870)	(1,646,417)
Federal income tax	-	-	-	-
Loss from continuing operations	(831,852)	(912,458)	(2,326,870)	(1,646,417)
Loss from discontinued operations	-	(6,181)	-	(32,107)
Net loss	(831,852)	(918,639)	(2,326,870)	(1,678,524)
Comprehensive income (loss):
Unrealized gains (losses) on investments arising during period	863,186	(471,893)	1,711,156	(1,094,796)
Less: reclassification adjustment for net realized (gains) losses on investments	(1,180)	152,203	3,217	201,874
Other comprehensive income (loss)	862,006	(319,690)	1,714,373	(892,922)
Comprehensive income (loss):	$30,154	$(1,238,329)	$(612,497)	$(2,571,446)
Net loss per common share
Basic	$-	$(0.04)	$(0.02)	$(0.07)
Diluted	$-	$(0.001)	$-	$(0.002)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

		Additional				Total
	Common	Paid-In	Accumulated		Noncontrolling	Stockholders'
	Stock	Capital	Deficit	AOCI*	Interests	Equity
Balance, December 31, 2017	$22,861	$33,006,255	$(30,282,518)	$(511,219)	$-	$2,235,379
Preferred stock conversion adjustment	13	(13)	-	-	-	-
Net loss	-	-	(5,065,534)	-	-	(5,065,534)
Unrealized losses on investments	-	-	-	(1,306,795)	-	(1,306,795)
Balance, December 31, 2018	22,874	33,006,242	(35,348,052)	(1,818,014)	-	(4,136,950)
Net loss	-	-	(2,326,870)	-	-	(2,326,870)
Xenith note interest waived	-	845,536	-	-	-	845,536
Xenith note conversion	927,680	18,172,320	-	-	-	19,100,000
Class C preferred stock conversion	72,855	1,427,145	-	-	-	1,500,000
Change in equity of noncontrolling interests	-	-	-	-	1,846	1,846
Unrealized gains on investments	-	-	-	1,714,373	-	1,714,373
Balance, June 30, 2019	$1,023,409	$53,451,243	$(37,674,922)	$(103,641)	$1,846	$16,697,935
____________________

*	Accumulated other comprehensive income

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,326,870)	$(1,678,524)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	49,751	58,719
Depreciation and amortization	32,254	81,133
Amortization of deferred acquisition costs	21,865	-
Deferred acquisition costs capitalized	(1,157,073)	-
Net realized gains on investments	4,142	201,874
Deferred coinsurance ceding commission	(1,838,878)	(24,188)
Notes payable interest accrued	845,536	-
Changes in operating assets and liabilities:
Reinsurance recoverables	(404,451)	(366,473)
Accrued investment income	(255,955)	(1,525)
Premiums receivable	(12,861)	19,397
Policy liabilities	672,825	427,068
Other assets and liabilities	(421,469)	(56,627)
Other assets and liabilities - Discontinued Operations	(120,419)	560,182
Net cash used for operating activities	(4,911,603)	(778,964)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(24,117,739)	(5,837,939)
Proceeds from sale or maturity	2,406,165	6,335,502
Other invested assets purchased	-	(100,000)
Mortgage loans on real estate, held for investment
Purchases	(4,176,039)	-
Net change in policy loans	589	6,806
Net purchases of property and equipment	(17,348)	(6,707)
Net cash used in or provided by investing activities	(25,904,372)	397,662
Cash Flows from Financing Activities:
Finance lease	(222)	(222)
Proceeds from issuance of preferred stock	-	1,500,000
Proceeds from issuance of notes payable	-	600,000
Net transfers to noncontrolling interest	1,846	-
Receipts on deposit-type contracts	38,267,011	600
Withdrawals on deposit-type contracts	(11,003)	(9,940)
Net cash provided by financing activities	38,257,632	2,090,438
Net increase in cash and cash equivalents	7,441,657	1,709,136
Cash and cash equivalents:
Beginning	2,832,567	951,527
Ending	$10,274,224	$2,660,663

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	June 30, 2019	June 30, 2018
Supplemental Disclosure of Non-Cash Information
Conversion of notes payable
Book value of note payable	$(19,100,000)	$-
Common stock	927,680	-
Additional paid in capital	18,172,320	-
Conversion of preferred stock
Book value of preferred stock	(1,500,000)	-
Common stock	72,855	-
Additional paid in capital	1,427,145	-
	$-	$-

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of operating a financial services company. The Company is in the life and annuity insurance business and operates through its wholly owned subsidiary, American Life & Security Corp. (“American Life”). As discussed in Note 3, on June 28, 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). On April 2, 2019, we obtained a 51% ownership in 1505 Capital that was established on August 31, 2018 with its Certificate of Formation. It was organized to provide financial and investment advisory and management services to clients and any related investment, trading or financial activities.

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

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the six months ended June 30, 2019 or 2018.

Investment income consists of interest, dividends, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established as of June 30, 2019.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company had no cash equivalents.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the six months ended June 30, 2019 that suggest a review should be undertaken.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $9,814 and $12,676 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense totaled $19,320 and $25,234 for the six months ended June 30, 2019 and 2018, respectively. Accumulated depreciation totaled $954,800 and $943,323 as of June 30, 2019 and December 31, 2018, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the three months ended June 30, 2019 that would indicate the carrying amounts may not be recoverable.

Reinsurance

In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of June 30, 2019 or December 31, 2018.

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

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2015. The Company is not currently under examination for any open years. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at June 30, 2019 or December 31, 2018.

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

Common and preferred stock and earnings (loss) per share

Common and preferred stock and earnings (loss) per share: The par value per each Company share is $0.001 with 1,970,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. On June 18, 2019, Xenith exercised the right to convert its 1,500,000 Series C preferred stock and the $19,100,000 notes payable to voting common stock at the conversion rate of approximately $.02 per common share. At June 30, 2019 and December 31, 2018, the Company had 1,023,408,553 and 22,873,764 voting common shares issued and outstanding, respectively. At June 30, 2019 and December 31, 2018, the Company had none and 1,500,000 Series C preferred shares outstanding shares, respectively.

The Series C preferred shares were converted by Xenith to voting common shares on June 18, 2019 at a rate of approximately $0.02 per share for 72,854,474 voting common shares. The stated annual dividend rate on the Series C preferred shares was 8%. At the time of the conversion, the holder forgave all previously accrued dividends from June 28, 2018 through the conversion date.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Loss per basic share attributable to the Company’s common stockholders was computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended June 30, 2019 and 2018 was 220,781,744 and 22,860,701 shares, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2019 and 2018 were 122,374,461 and 22,860,701 shares, respectively.

Loss per diluted share attributable to the Company’s common stockholders was computed based on the average shares outstanding and the notes payable and Preferred Shares as converted during each period of 2018. The weighted average number of shares outstanding during the three and six months ended June 30, 2018 were 1,023,395,490 and 525,892,004 shares, respectively.

Reclassifications

Certain reclassifications have been made on the Consolidated Balance Sheets and Statements of Comprehensive Loss for the year ended December 31, 2018 and the six months ended June 30, 2018. These reclassifications do not impact the overall Net loss or Net loss per common shares line items of the Consolidated Statement of Comprehensive Loss for the three months and six months ended June 30, 2018.

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

On January 1, 2019, the Company adopted this standard using a modified retrospective adoption approach. The adoption resulted in the Company identifying three operating leases and one financial lease which were subject to this guidance. The impact to the Consolidated Statements of Comprehensive Income (Loss) was minimal. We identified four leases with net assets of $539,837 and $606,629 and lease liabilities of $591,174 and $655,818 for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). This amendment deferred the effective date of the previously issued ASU 2014-09 until the interim and annual reporting periods beginning after December 15, 2017. In addition, the FASB has issued four related ASU’s on principal versus agent guidance (ASU 2016-08), identifying performance obligations and the licensing implementation guidance (ASU 2016-10) a revision of certain SEC Staff Observer comments (ASU 2016-11) and implementation guidance (ASU 2016-12). The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. The Company adopted ASU 2014-09 on January 1, 2018 and utilized the modified retrospective method. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014-09; therefore, this standard does not apply to the majority of our consolidated revenues. For the Company's miscellaneous income,which is within the scope of this guidance,the Company reviewed its service fee income revenue streams and compared its historical accounting policies and practices to the new adopted standard. The Company believes its historical revenue recognition was materially consistent with the way we recognized service fee income as of June 30, 2019.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Future adoption of New Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018-15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350-40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management has reviewed and evaluated the impact of this pending new standard and will implement this starting in fiscal year 2020. The Company has incurred substantial implementation costs related to the new cloud based technology that were incurred in 2018 and decided not to early adopt this ASU.

In August 2018, the FASB issued ASU No. 2018-12, Financial Services-Insurance (Topic 944). This update 1) modifies the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, 2) simplifies the accounting for certain market-based options or guarantees associated with deposit contracts, 3) simplifies the amortization of deferred acquisition costs, and 4) addresses the effectiveness of the required disclosures. This ASU becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We anticipate that the adoption of ASU 2018-12 will have a broad impact on our consolidated financial statements and related disclosures and will require us to make changes to certain of our processes, systems and controls. We are unable to determine the impact at this time of ASU No. 2018-12 as we are still in the process of evaluating the standard.

In November 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the Board’s attention by stakeholders to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which was issued in June 2016. These update amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Under ASU 2016-13, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2019. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

Note 3. Change in Control

On June 28, 2018 we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). Vespoint LLC, a Delaware limited liability company (“Vespoint”), owns 100% of the voting stock of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these three companies is a private investment company; they are controlled by A. Michael Salem and Michael Minnich, who are Co-Chief Executive Officers of Vespoint and Executive Officers of Midwest and American Life.

The terms and conditions of the Agreement were described in Midwest’s Current Report on Form 8-K filed with the SEC on May 14, 2018. All conditions to consummation of the Agreement, including approval of the transactions contemplated therein by the State of Nebraska Department of Insurance (“NDOI”), were subsequently met and a closing was held pursuant to the Agreement on June 28, 2018 (the “Closing”).

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Issuance of Series C Convertible Preferred Stock. At the closing of the Agreement, we issued 1,500,000 shares of newly created Series C Convertible Preferred Stock (“Series C Preferred Stock”) to Xenith for $1,500,000, which was recorded in our balance sheet as Mezzanine Equity, and it ranked senior to our voting common stock on liquidation with a preference of $1.00 per share. Subject to the availability of funds, annual dividends of 8% of the Series C Preferred Stock liquidation preference were payable by us; if not paid the dividends accrued. Also, at any time after June 28, 2025 and subject to Nebraska law, Xenith would have required us to redeem the Series C Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever was greater. If the shares were not redeemed for any reason, an interest rate of 12% per year would have begun. The Preferred Stock voted along with the voting common stock as a single Series on an “as converted” basis. Also, Holders of Preferred Stock voting as a separate Series were entitled to elect five of the Company’s eight members of its Board of Directors. The Preferred Stock had several protections against the Company taking action that would adversely affect the rights of holders of Preferred Stock such as mergers, liquidation, dilutive stock issuances, among others. On June 18, 2019, the Series C Preferred Stock shares were converted, at Xenith’s election, into 72,854,474 shares of our voting common stock at approximately $0.02 per share. All accrued dividends were waived.

At closing of the Agreement, Xenith loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with cash interest of 4% per annum payable quarterly and accrued interest of another 4% per annum payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. Both notes were converted by Xenith into an aggregate 29,141,790 voting common shares on June 18, 2019.

The Agreement further provided that Xenith, in its sole discretion, could loan up to an additional $23,500,000 to Midwest. Any loans made by Xenith under this election (“Subsequent Loans”) could also to be converted into voting common stock at the price of $0.02 per share. Xenith loaned an additional $18,500,000 in the fourth quarter of 2018 following the amendment of the Midwest Articles of Incorporation to increase its authorized voting common shares to 1,970,000,000. The additional notes were converted, at Xenith’s election, into 898,538,525 shares of voting common stock on June 18, 2019. All interest on the notes through June 18, 2019 was waived for payment and was accounted for as a capital contribution to Midwest.

Substantially all the proceeds from the Loans and Series C Preferred Stock were contributed to our insurance subsidiary, American Life, to be used for general business purposes.

To summarize of the conversion of the Notes and shares of Series C Preferred Stock into voting common stock and the outstanding voting common stock as of June 30, 2019:

	As Converted Voting Common Stock
	Number	Percentage
Previous company shareholders	22,873,764	2.2%
Note conversion ($500,000)	24,284,825	2.4%
Note conversion ($100,000)	4,856,965	0.5%
Note conversion ($1,000,000)	48,569,650	4.7%
Note conversion ($17,500,000)	849,968,875	83.1%
Series C Preferred stock conversion	72,854,474	7.1%
Total shares outstanding as of June 30, 2019	1,023,408,553	100.0%

Note 4. Assets and Liabilities Held for Sale

On November 30, 2018, American Life entered into an Assumption and Indemnity Reinsurance Agreement (“Reinsurance Agreement”) with Unified Life Insurance Company (“Unified”), a Texas domiciled stock insurance company. The Reinsurance Agreement provides that American Life ceded and Unified agreed to reinsure, on an indemnity reinsurance basis, 100% of the liabilities and obligations under substantially all of American Life’s life, annuity and health policies (“Policies”). The Agreement closed on December 10, 2018, as previously disclosed in Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2018. The effective date of the Agreement was July 1, 2018.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

After the closing of the Reinsurance Agreement, Unified began the process of preparing and delivering certificates of assumption and other materials to policyholders of American Life in order to effect an assumption of the Policies by Unified such that all of American Life’s rights and obligations under the policies arising on and after July 1, 2018 would be completely assumed by Unified without further indemnification or other obligations, except for liabilities, claims and obligations incurred before July 1, 2018. Unified is obligated to indemnify American Life against all liabilities and claims and all of its policy obligations from and after the July 1, 2018.

The consideration paid by Unified to American Life under the Reinsurance Agreement upon closing was $3,500,000 (“Ceding Commission”), subject to minor settlement adjustments. At closing, American Life transferred the Statutory Reserves and Liabilities, as defined in the Reinsurance Agreement, directly related to the policies, to Unified.

The Ceding Commission is being amortized on a straight-line basis over the life of the policies. When the policies are converted to assumptive, meaning American Life has no liability exposure for those policies, the remaining Ceding Commission will be recognized in our income statement.

As of June 30, 2019, 59% of the indemnity policies were converted to assumptive policies thereby releasing American Life from its legal obligations related to those policies.

Our balance sheet was required to be restated for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations as of June 30, 2019 and as of December 31, 2018:

	As of June 30,	As of December 31,
	2019	2018
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$131,443	$366,849
Amounts recoverable from reinsurers	11,471,699	20,359,326
Premium recoverable	119,751	210,896
Total assets held for sale in the Consolidated Balance Sheet	$11,722,893	$20,937,071
Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$4,654,144	$9,799,834
Policy claims	131,000	127,666
Deposit-type contracts	6,899,693	11,050,139
Advance premiums	18,766	21,699
Accounts payable and accrued expenses	14,533	53,395
Total liabilities held for sale in the Consolidated Balance Sheet	$11,718,136	$21,052,733

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Our income statement was also required to be restated for all periods shown breaking out the net income between continuing operations and discontinued operations. There were no items in 2019 that were reclassified as discontinued operations, therefore, the table below summarizes only the losses that are included in discontinued operations for the three and six months ended June 30, 2018:

	Three months ended	Six months ended
	June 30,	June 30,
	2018	2018
Major line items constituting pretax loss of discontinued operations:
Premiums	$499,852	$938,888
Death and other benefits	(203,892)	(411,113)
Interest credited	(105,295)	(205,119)
Increase in benefit reserves	(42,014)	(69,522)
Amortization of deferred acquisition costs	(108,055)	(202,913)
Other operating expenses	(46,777)	(82,328)
Loss on discontinued operations	$(6,181)	$(32,107)

Note 5. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of June 30, 2019 and December 31, 2018 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2019:
Fixed maturities:
U.S. government obligations	$2,102,347	$7,122	$29,705	$2,079,764
Mortgage-backed securities	968,616	455	28,290	940,781
Asset-backed securities	21,220,300	71,310	63,228	21,228,382
States and political subdivisions -- general obligations	263,229	3,889	-	267,118
States and political subdivisions -- special revenue	25,172	190	-	25,362
Corporate	16,304,856	237,000	329,280	16,212,576
Total fixed maturities	$40,884,520	$319,966	$450,503	$40,753,983
Mortgage loans on real estate, held for investment	4,176,039	-	-	4,176,039
Total Investments	$45,060,559	$319,966	$450,503	$44,900,022
December 31, 2018:
Fixed maturities:
U.S. government obligations	$2,112,816	$247	$117,112	$1,995,951
Mortgage-back securities	1,068,976	-	64,925	1,004,051
States and political subdivisions -- general obligations	265,473	-	2,289	263,184
States and political subdivisions -- special revenue	25,231	-	58	25,173
Corporate	15,754,345	14	1,658,535	14,095,824
Total fixed maturities	$19,226,841	$261	$1,842,919	$17,384,183

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

The Company has two securities that individually exceed 10% of the total of the state and political subdivisions categories as of June 30, 2019. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
June 30, 2019:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham, Washington	$108,286	$110,766	AA+
Longview, Washington Refunding	154,943	156,352	Aa3
Total	$263,229	$267,118

The following table summarizes, for all securities in an unrealized loss position at June 30, 2019 and December 31, 2018, the estimated fair value, pre-tax gross unrealized loss and number of securities by consecutive months they have been in an unrealized loss position.

	June 30, 2019			December 31, 2018
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$-	$-	-	$7,862	$430	1
Asset-backed securities	2,969,850	15,103	4	-	-	-
Corporate	755,327	20,155	2	3,351,664	315,617	23
Greater than 12 months:
U.S. government obligations	1,870,920	29,705	11	1,785,949	116,682	10
Mortgage-back securities	908,765	28,290	17	1,004,052	64,925	19
Asset-backed securities	8,626,896	48,125	9
States and political subdivisions -- general obligations	-	-	-	263,183	2,289	2
States and political subdivisions -- special revenue	-	-	-	25,173	58	1
Corporate	6,309,911	309,125	34	10,628,745	1,342,918	58
Total fixed maturities	$21,441,669	$450,503	77	$17,066,628	$1,842,919	114
____________________

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Based on our review of the securities in an unrealized loss position at June 30, 2019 and December 31, 2018, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at June 30, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

The amortized cost and estimated fair value of fixed maturities at June 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	1,722,944	1,726,985
Due after five years through ten years	7,633,439	7,590,720
Due after ten years through twenty years	24,302,017	24,258,907
Due after twenty years	7,226,120	7,177,371
	$40,884,520	$40,753,983

The following provides the current composition of our mortgage loans on real estate at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Beginning balance	$-	$-
Apartments and business	4,176,039	-
Total mortgage loans	$4,176,039	$-

The Company holds no valuation allowance as of June 30, 2019 due to impairment of these mortgages.

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2019 and December 31, 2018, these required deposits had a total amortized cost of $3,351,036 and $2,958,178 and fair values of $3,221,426 and $2,772,809, respectively.

The components of net investment income for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed maturities	$435,427	$197,086	$631,118	$397,192
Mortgage loans	9,656	-	9,656
Other	6,832	14,755	8,076	29,466
	451,915	211,841	648,850	426,658
Less investment expenses	(3,900)	(10,370)	(9,840)	(21,726)
Investment income, net of expenses	$448,015	$201,471	$639,010	$404,932

Proceeds for the three months ended June 30, 2019 and 2018 from sales of investments classified as available-for-sale were $2,040,640 and $3,023,134, respectively. Gross gains of $7,382 and $0 and gross losses of $7,127 and $152,203 were realized on those sales during the three months ended June 30, 2019 and 2018, respectively. Proceeds for the six months ended June 30, 2019 and 2018 from sales of investments classified as available-for-sale were $2,406,165 and $6,335,502, respectively. Gross gains of $9,006 and $24,910 and gross losses of $13,148 and $226,784 were realized on those sales during the six months ended June 30, 2019 and 2018, respectively.

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

●	Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability

Midwest Holding Inc. and Subsidiary
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

Notes payable: Notes payable consisted of the convertible notes entered into due to the Xenith transaction and were recorded net of issuance costs. As of June 30, 2019, Midwest had no outstanding notes payable.

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended June 30, 2019, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

Cash: The carrying value of cash and cash equivalents and short-term investments approximate the fair value because of the short maturity of the instruments.

Mortgage loans on real estate, held for investment: Mortgage loans are carried at their principal value as there are no traded market values for these loans.

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	Quoted In	Significant Other	Significant	Estimated
	Active Markets	Observable Inputs	Unobservable Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2019
Fixed maturities:
U.S. government obligations	$-	$2,079,764	$-	$2,079,764
Mortgage-backed securities	-	940,781	-	940,781
Asset-backed securities		21,228,382		21,228,382
States and political subdivisions — general obligations	-	267,118	-	267,118
States and political subdivisions — special revenue	-	25,362	-	25,362
Corporate	-	16,212,576	-	16,212,576
Total fixed maturities	-	40,753,983	-	40,753,983
Mortgage loans	-	-	4,176,039	4,176,039
Total Investments	$-	$40,753,983	$4,176,039	$44,930,022
December 31, 2018
Fixed maturities:
U.S. government obligations	$-	$1,995,951	$-	$1,995,951
Mortgage-back securities	-	1,004,051	-	1,004,051
States and political subdivisions - general obligations	-	263,184	-	263,184
States and political subdivisions - special revenue	-	25,173	-	25,173
Corporate	-	14,095,824	-	14,095,824
Total fixed maturities	$-	$17,384,183	$-	$17,384,183

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

There were no transfers of financial instruments between any levels during the six months ended June 30, 2019 or during the year ended December 31, 2018.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$43,254	$-	$-	$43,254	$43,254
Cash	10,274,224	10,274,224	-	-	10,274,224
Liabilities:
Policyholder deposits (Deposit-type contracts)	46,069,681	-	-	46,069,681	46,069,681

	December 31, 2018
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$43,843	$-	$-	$43,843	$43,843
Cash	2,832,567	2,832,567	-	-	2,832,567
Liabilities:
Policyholder deposits (Deposit-type contracts)	7,234,927	-	-	7,234,927	7,234,927
Notes payable	18,938,705	-	-	18,988,760	18,988,760

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Note 7. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Deferred tax assets:
Loss carryforwards	$2,172,212	$1,429,458
Capitalized costs	245,695	269,472
Unrealized losses on investments	30,464	390,349
Charitable contribution carryforward	7,100	-
Benefit reserves	657,727	192,858
Total deferred tax assets	2,289,844	2,282,137
Less valuation allowance	(1,835,176)	(1,928,454)
Total deferred tax assets, net of valuation allowance	454,668	353,683
Deferred tax liabilities:
Policy acquisition costs	223,447	-
Due premiums	75,544	117,144
Intangible assets	147,000	147,000
Policy loans	9,083	86,245
Property and equipment	(406)	3,294
Total deferred tax liabilities	454,668	353,683
Net deferred tax assets	$-	$-

At June 30, 2019 and December 31, 2018, the Company recorded a valuation allowance of $1,835,176 and $1,928,454, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of June 30, 2019, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $6,423,135. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $890,636 prior to 2017 will expire through the year of 2032, and the NOLs generated from June 28, 2018 to June 30, 2019 do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $1,348,858 on the deferred tax assets related to these federal NOL carryforwards.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

There was no income tax expense for the six months ended June 30, 2019 and 2018. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Computed expected income tax benefit	$(174,689)	$(192,914)	$(488,643)	$(352,490)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	3,053	2,247	5,636	4,204
Change in loss carryforward due to 382 limitation	-	5,532,029	-	5,532,029
COD Interest	177,563	-	177,563	-
Other	(38,136)	44,017	38,837	30,266
	142,480	5,578,293	222,036	5,566,499
Tax benefit before valuation allowance	(32,209)	5,385,379	(266,607)	5,214,009
Change in valuation allowance	32,209	(5,385,379)	266,607	(5,214,009)
Net income tax expenses	$-	$-	$-	$-

Note 8. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the six months ended June 30, 2019 and 2018 is as follows:

	June 30, 2019	December 31, 2018
Balance sheets:
Benefit and claim reserves ceded	23,505,095	23,100,644

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Statements of comprehensive income:
Premiums assumed	$-	$2,111	$-	$8,347
Premiums ceded	249,200	298,156	522,301	640,665
Benefits assumed	-	33,165	-	92,435
Benefits ceded	38,326	41,986	116,029	103,062
Commissions assumed	-	9	-	14
Commissions ceded	3,666	2,286	6,580	4,220

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$-	$-	$483,945	$-	$483,945
Sagicor Life Insurance Company	A-	-	119,871	11,383,747	268,351	11,235,267
US Alliance Life and Security Company	NR	-	31,000	11,782,702	27,819	11,785,883
		$-	$150,871	$23,650,394	$296,170	$23,505,095

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

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

The ceding commission of $3,500,000 was recorded net of the difference between statutory and GAAP net adjusted reserves, the elimination of DAC of $1,890,013, VOBA of $338,536, and the remaining deferred profit from our legacy business of $26,896. The remaining $3,069,690 was reflected as a deferred gain and will be recognized into income over the expected duration of the legacy blocks of business. As of June 30, 2019, Unified had converted 59% of the indemnity coinsurance to assumptive coinsurance. American Life had amortization expense for six months ended June 30, 2019 of $67,108. As a result of the assumption of 59% of the indemnity policies, $1,747,582 was additionally released into income for the six months ended June 30, 2019. The ending deferred ceding commission at June 30, 2019 was $1,178,258.

American Life and Security National Life Insurance (“SNL”) reached an agreement to commutate the assumed block of life business effective July 31, 2018. American Life recorded a GAAP loss of $154,780 due to the difference between the GAAP and statutory reserves and the write-off of the remaining VOBA. Net adjusted reserves transferred back to SNL totaled $2,543,898 on a GAAP basis.

At June 30, 2019 and December 31, 2018, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $11,235,267 and $11,494,161, respectively. At June 30, 2019 and December 31, 2018, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance were $11,785,883 and $11,149,888, respectively. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their respective obligations.

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, a separate contingency reserve may be established. At June 30, 2019 and December 31, 2018, no contingency reserve was established.

Note 9. Notes Payable

At closing of the Agreement, Xenith loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with interest of 8% per annum of accrued interest of another 4% per annum payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. The Agreement further provided that Xenith, in its sole discretion, may loan up to an additional $23,500,000 to Midwest. Any loans made by Xenith under this election (“Subsequent Loans”) could also to be converted into our voting common stock at $0.02 per share. Xenith contributed an additional $18,500,000 in the fourth quarter of 2018 following the amendment of the Midwest Articles of Incorporation to increase its authorized voting common shares to 1,970,000,000.

The Company had total accrued interest of $845,536 on the Xenith notes through June 18, 2019. This included interest not recorded from June 28, 2018 through December 31, 2018 of $131,711 and interest from January 1, 2019 through June 18, 2019 of $713,825. All interest on the notes from inception through June 18, 2019 were waived by Xenith. The accrued interest was accounted for as an additional capital contribution.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

The following table sets forth information regarding loans made to us by Xenith through June 18, 2019 and the number of shares of voting common stock each loan was converted into:

		Shares of Common
	Loan	Stock into which
	Principal	Loan May be
Date of Loan	Amount	Converted
June 28, 2018	$500,000	24,284,825
June 28, 2018	100,000	4,856,965
October 10, 2018	1,000,000	48,569,650
December 7, 2018	17,500,000	849,968,875
Total	$19,100,000	927,680,315

As of June 30, 2019, Midwest had no notes outstanding to Xenith.

Note 10. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the three months ended June 30, 2019 and the year ended December 31, 2018:

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018
Beginning balance	$7,234,927	$8,314,297
US Alliance	324,871	804,187
Deposits received	38,269,699	(1,881,411)
Investment earnings	251,187	650
Withdrawals	(11,003)	47,936
Contract charges	-	(50,732)
Ending balance	$46,069,681	$7,234,927

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

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life received a Certificate of Authority to conduct business in Iowa during the first quarter of 2019. American Life is seeking approval to conduct business in additional states during 2019.

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Note 12. Leases

Our operating lease activities consist of leases for office space and equipment. Our finance lease activities consist of leases for hardware which we will own at the end of the lease agreement. None of our lease agreements include variable lease payments. See discussion of the January 1, 2019 implementation impact at Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

Supplemental balance sheet information as of June 30, 2019 for our leases is as follows:

		As of	As of
Leases	Classification	June 30, 2019	December 31, 2018
Assets
Noncurrent:
Finance	Office and other equipment, net of accumulated depreciation and amortization	$8,739	$14,564
Operating	Operating lease right-of-use assets	531,098	592,065
Total leased assets		$539,837	$606,629

Liabilities
Current:
Finance lease	Finance lease liabilities	$5,579	$9,299
Noncurrent:
Operating lease	Operating lease liabilities	585,595	646,519
Total leased liabilities		$591,174	$655,818

The difference between assets and liabilities includes a $5,266 adjust to the finance lease and a $54,454 adjustment to an operating lease, both at the beginning of the period as part of the ASC 842 implementation adjustment.

Our operating and finance leases expenses for the three and six months ended June 30, 2019 are as follows:

		Three months ended June 30,		Six months ended June 30,
Leases	Classification	2019	2018	2019	2018
Operating	General and administrative expense	$3,344	$4,609	$7,109	$9,219

Finance lease cost:
	Amortization expense	2,914	1,121	5,827	1,121
	Interest expense	111	111	222	222

Minimum contractual obligations for our leases as of June 30, 2019 are as follows:

	Operating Leases	Finance Lease
2019 (excluding six months ended June 30, 2019)	$78,158	$4,267
2020	160,958	2,133
2021	164,081	-
2022	156,608	-
2023	161,674	-
2024	13,508	-
Total remaining lease payments	$734,987	$6,400

Midwest Holding Inc. and Subsidiary
Notes to Consolidated Financial Statements – Continued

Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cash payments
Operating cash flows from operating leases	$(190)	$1,076	$42	$1,076
Operating cash flows from finance leases	1,164	(628)	2,328	(1,258)
Financing cash flows from finance leases	(111)	(111)	(222)	(222)

The weighted average remaining lease terms of our finance and operating leases were nine months and three years, respectively and as of June 30, 2019. As of December 31, 2019 the weighted average remaining lease terms of our finance and operating leases were fifteen months and three and a half years, respectively. The weighted average discount rates used to determine the lease liabilities for finance leases was 6% and operating leases was 8% as of June 30, 2019 and December 31, 2019, respectively. The discount rate used for finance leases was based on the rates implicit in the leases. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 13. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. American Life’s statutory net losses for the six months ended June 30, 2019 and 2018 were $3,000,141 and $1,381,377, respectively. Capital and surplus of American Life as of June 30, 2019 and December 31, 2018 was $16,132,711 and $20,979,285, respectively. The net loss was primarily due to the continuing expenses incurred to provide services on the new software and related technology to distribute products through marketing organizations. The multi-year guaranteed annuity (“MYGA”) sales began late in January 2019 with $38,238,880 of face amount of policies issued during the first half of 2019. An additional $6,102,081 was pending as of June 30, 2019. Even though American Life had a significant increase in statutory revenue, the earnings profile of MYGA products are characterized by up-front statutory losses.

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

Note 15. Third Party Administration

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended June 30, 2019 and 2018 amounted to $12,720 and $23,100, respectively. Fees earned during the six months ended June 30, 2019 and 2018 were $28,260 and $47,340, respectively.

Note 16. Subsequent Events

Effective July 25, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco Agreement”) with Ironbound Reinsurance Company Limited, an unaffiliated reinsurance company organized under the laws of Barbados (“Ironbound”). Under the FW/Modco Agreement, American Life will cede to Ironbound, on a funds withheld coinsurance and modified coinsurance basis, an initial ninety-five (95%) quota share of certain liabilities with respect to its MYGA business. American Life has established two accounts to hold the assets for the FW/Modco Agreement, a Funds Withheld Account and a Modco Deposit Account.

In addition, a trust account was established on June 30, 2019 among American Life, Ironbound and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the Funds Withheld Account and the Modco Deposit Account for any shortage to cover required reserves.

The initial settlement included net premium income of $45,005,536 (gross premiums of $46,568,321 minus gross commissions paid of $1,562,786) and net statutory reserves of $47,271,267. The initial settlement for the Funds Withheld Account was $24,928,934 and for the Modco Deposit Account was $16,619,289 and the reserves required was $26,944,622 and $17,963,081, respectively. The amount owed to the Funds Withheld Account and the Modco Deposit Account from the trust account was $2,015,688 and $1,343,792, respectively which was funded at the closing of the Ironbound transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of June 30, 2019, compared with December 31, 2018, and the results of operations for the three months ended June 30, 2019, compared with the corresponding period in 2018 of Midwest Holding Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report; and our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Consolidated Results of Operations - Three Months Ended June 30, 2019

On June 28, 2018, Midwest closed on the Agreement with Xenith as discussed above in Note 3 to Item 1. Following the closing, we embarked upon a new business plan which includes leveraging technology to distribute insurance products through Independent Marketing Organizations ("IMOs").

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

American Life closed a reinsurance agreement on December 10, 2018 with a third party insurance company to cede 100% of the remaining legacy block of business, with the transaction being effective July 1, 2018. See Note 4 Assets and Liabilities Held for sale in the Notes to Consolidated Financial Statements above. Due to the assumptive nature of this agreement, this transaction qualifies to be reported as Discontinued Operations under ASC 2014-08 Presentation of Financial Statements (Topic 205); therefore, our 2018 income statement reflects net income from continuing operations and income from discontinued operations. The discussion below reflects the continuing operations changes year over year.

Net Loss: The change in net loss for continuing operations decreased primarily due to the release of $1,005,000 of the deferred ceding commission into income due to an additional 46% indemnity coinsurance being converted to assumptive by Unified and an increase in our investment income due to the larger investment portfolio. These were offset by increases in our salaries and operating expenses related to the new technology implementation and product development that continue in 2019 along with the increase in the interest credited on our outstanding annuities.

	Three months ended June 30,
	2019	2018
Premiums	$-	$2,111
Investment income, net of expenses	448,015	201,471
Net realized (losses) gains on investments	1,180	(152,203)
Amortization of deferred gain on reinsurance	1,046,552	12,094
Miscellaneous income	66,795	25,044
	$1,562,542	$88,517

Premium revenue: The premium revenue decrease was primarily due to the premium in 2018 that was related to an assumed block of business which was commutated in July 2018. The introduction of our MYGA product discussed above generated a meaningful volume of premium; however, the premium income for this product was considered an investment contract and was deferred to deposit-type liabilities on our balance sheet. We expect that premium income will not be a major source of income until American Life develops new life insurance products in the future and achieves significant additional product sales.

Investment income, net of expenses: The components of our net investment income are as follows:

	Three months ended June 30,
	2019	2018
Fixed maturities	$435,427	$197,086
Mortgage loans	9,656	-
Other	6,832	14,755
	451,915	211,841
Less investment expenses	(3,900)	(10,370)
Investment income, net of expenses	$448,015	$201,471

The increase in investment income was primarily due to the purchases of $19.4 million in new investments with higher rates of return during the first half of 2019. We expect this to increase in 2019 as American Life buys more bonds with the sale of the MYGA product. This will be offset by a reinsurance agreement where American Life expects to cede up to 95% of its premium income to a third party reinsurer.

Net realized gains and losses on investments: The net realized loss decreased primarily due to selling bonds to cover operating expenses in 2018 when market conditions were poor prior to the Xenith infusion of capital. We do not believe we will be required to sell bonds at a loss in the remaining months of 2019.

Amortization of deferred gain on reinsurance: The increase was due to an additional 46% of indemnity coinsurance being converted to assumptive reinsurance where we no longer have a legal obligation for those policies. American Life released into income 46% of the remaining deferred ceding commission. The total deferred ceding commissions released into income for the third party reinsurers was $1,046,552 and $12,049 for the three months ended June 30, 2019 and 2018, respectively.

Miscellaneous income: Miscellaneous income increased due to the consolidation of an investment advisor subsidiary into Midwest as of April 2, 2019. This was offset by the decrease in TPA fees. We had only one customer for whom we performed these services. TPA fees earned during the three months ended June 30, 2019 and 2018 were $12,720 and $23,100, respectively.

Expenses are summarized in the table below.

	Three months ended June 30,
	2019	2018
Interest credited	$230,366	19,349
Death and other benefits	(1,523)	33,529
Increase in benefit reserves	-	(21,110)
Amortization of deferred acquisition costs	19,796	-
Salaries and benefits	575,625	429,821
Other operating expenses	1,570,130	539,386
	$2,394,394	$1,000,975

Interest credited: The increase was due to the sale of the new MYGA product during the first half of 2019 that is classified as deposit-type funds. The interest credited in 2018 related to a block of business from SNL that was commutated on July 31, 2018.

Death and other benefits: Death benefits decreased due the commutation of the SNL block of business as of July 31, 2018. The benefits incurred in 2019 were for policies that were not included with our July 1, 2018 reinsurance transaction.

Increase in benefit reserves: The decrease in benefit reserves was due to the MYGA sales that were reflected on the balance sheet as a liability. There are no reserves held for this product on a GAAP basis.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA product starting in late January 2019 and the subsequent amortization and the restatement of prior year for the legacy block of business amortization as an expense for discontinued operations.

Salaries and benefits: The increase was due to the addition of remuneration for two officers as a result of the Xenith transaction as discussed above in Note 3 – Change in Control in the Notes to Consolidated Financial Statements in this Report. These increases were offset by personnel reductions as a result of management’s cost-cutting initiatives.

Other operating expenses: Other operating expenses increased primarily due to approximately $454,000 of expenses incurred for consultants, continuing technology and software development, and portal and web design. We incurred $481,000 of interest on the Xenith notes payable through June 18, 2019. Payment of notes interest was forgiven by Xenith and hence treated as an additional capital contribution. Audit and other fees of $130,000 relating to the year-end 2018 audit that was delayed until July 2018. Management expects to be incurring additional product development and system related costs in the remaining half of 2019.

Consolidated Results of Operations - Six Months Ended June 30, 2019

The following discussion compares the results of the six months ended June 30, 2019 with the six months ended June 30, 2018. Unless the context indicates otherwise, the 2019 results are stated first followed by 2018 results.

Net Loss: The change in net loss for continuing operations increased primarily due to an increase in operating expenses related to the new technology implementation and product development that continued in 2019. These were offset by the release of 59% of the deferred ceding commission into income due to 59% indemnity coinsurance being converted to assumptive by Unified, the increase in investment income due to the increase in our investment portfolio and an increase in salaries and benefits.

Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Six months ended June 30,
	2019	2018
Premiums	$(2,479)	$8,347
Investment income, net of expenses	639,010	404,932
Net realized (losses) gains on investments	(3,217)	(201,874)
Amortization of deferred gain on reinsurance	1,852,599	24,188
Miscellaneous income	82,335	51,284
	$2,568,248	$286,877

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

Investment income, net of expenses: The components of our net investment income are as follows:

	Six months ended June 30,
	2019	2018
Fixed maturities	$631,118	$397,192
Mortgage loans	9,656	-
Other	8,076	29,466
	648,850	426,658
Less investment expenses	(9,840)	(21,726)
Investment income, net of expenses	$639,010	$404,932

The increase in investment income was primarily due to an increase in our bond inventory as a result of the sales generated from the new MYGA product American Life introduced in Q1 2019. We expect this to continue to increase in 2019 as American Life sales of the MYGA product increases and new products are introduced.

Net realized losses on investments: The net realized loss decreased primarily due to selling bonds to cover operating expenses in 2018 when market conditions were poor prior to the Xenith infusion of capital. We do not believe we will be required to sell bonds at a loss in the remaining months of 2019 due to the level of capitalization and improved market conditions.

Amortization of deferred gain on reinsurance: The increase was due to 59% of indemnity coinsurance being converted to assumptive reinsurance where we no longer have a legal obligation for those policies. American Life released into income 59% of the remaining deferred ceding commission.

Miscellaneous income: Miscellaneous income increased due to the consolidation of an investment advisor subsidiary into Midwest as of April 2, 2019. This was offset by the decrease in TPA fees. We had only one customer for whom we performed these services. TPA fees earned during the six months ended June 30, 2019 and 2018 were $28,260 and $47,340, respectively.

Expenses are summarized in the table below.

	Six months ended June 30,
	2019	2018
Interest credited	$251,187	$41,032
Death and other benefits	1,872	93,168
Increase in benefit reserves	-	(56,959)
Amortization of deferred acquisition costs	21,865	-
Salaries and benefits	1,115,074	912,537
Other operating expenses	3,505,120	943,516
	$4,895,118	$1,933,294

Interest credited: The increase was due to the sale of the new MYGA product during the first half of 2019 that is classified as deposit-type funds. The interest credited in 2018 related to a block of business from SNL that was commutated on July 31, 2018.

Death and other benefits: Death benefits decreased due the commutation of the SNL block of business as of July 31, 2018. The benefits incurred in 2019 were for policies that were not included with our July 1, 2018 reinsurance transaction.

Increase in benefit reserves: The change in benefit reserves was a result of the commutation of the SNL business as of July 31, 2018. The MYGA product does not carry reserves as the premium was reclassified as a liability on the balance sheet on a GAAP basis.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs on the sale of American Life’s MYGA product starting in late January 2019 and the subsequent amortization and the restatement of prior year for the legacy block of business amortization as an expense for discontinued operations.

Salaries and benefits: The increase was due to the addition of remuneration for two officers as a result of the Xenith transaction as discussed above in Note 3 – Change in Control in the Notes to Consolidated Financial Statements in this Report. These increases were offset by personnel reductions as a result of management’s cost-cutting initiatives.

Other operating expenses: Other operating expenses increased primarily due to approximately $1,100,000 of expenses incurred for consultants, continuing technology and software development, and portal and web design. We incurred $845,536 of interest on the Xenith notes payable that included approximately $131,000 for 2018 that was not previously included. Xenith forgave the payment of the interest accrued upon the conversion of the notes payable, as a result the payable was treated as an additional capital contribution. Audit and other fees of $327,000 relating to the year-end 2018 audit that was delayed until July 2018. Legal fees increased approximately $63,000 as a result of the state expansion initiatives, the settlement of the Hawaii condos, and fees associated with seeking a new reinsurer; these legal fees were offset by legal costs related to the acquisition of Midwest by Xenith that occurred in 2018. Management expects to be incurring additional product development and system related costs in Q2 of 2019.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, mortgages, and policy loans. The Company has modified its investment strategy to purchase larger position securities with increased yields. The duration of our new investments will be less than ten years for the majority of those investments. The investment advisory subsidiary that we acquired a 51% ownership in on April 2, 2019, will be providing investment and management services to the Company going forward. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,079,764	3.8%	$1,995,951	9.9%
Mortgage-backed securities	940,781	1.7	1,004,051	5.0
Asset-backed securities	21,228,382	38.4	-	-
States and political subdivisions - general obligation	267,118	0.5	263,184	1.3
States and political subdivisions - special revenue	25,362	-	25,173	0.1
Corporate	16,212,576	29.3	14,095,824	69.5
Total fixed maturity securities	40,753,983	73.7	17,384,183	85.8
Mortgage loans on real estate, held for investment	4,176,039	7.6	-	-
Cash and cash equivalents	10,274,224	18.6	2,832,567	14.0
Policy Loans	43,254	0.1	43,843	0.2
	$55,372,500	100.0%	$20,260,593	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,220,460	7.9%	$3,045,768	17.5%
AA	3,731,825	9.2	1,721,450	9.9
A	9,044,587	22.2	4,221,297	24.3
BBB	24,606,715	60.3	8,261,450	47.5
Total investment grade	40,603,587	99.6	17,249,965	99.2
BB and other	150,396	0.4	134,218	0.8
Total	$40,753,983	100.0%	$17,384,183	100.0%

Reflecting the quality of securities maintained by the Company, 99.6% and 99.2% of all fixed maturity securities were investment grade as of June 30, 2019 and December 31, 2018, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

Market Risks of Financial Instruments

The Company holds a portfolio of investments that primarily includes cash, bonds, stocks, and real estate loans, held for investment. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and equity risk.

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

Liquidity and Capital Resources

At June 30, 2019, the Company had cash and cash equivalents totaling $10,274,224. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital transaction expenditures through the remainder of 2019 and 2020.

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

Effective July 1, 2018, American Life completed the 2018 reinsurance transaction discussed above. We paid no commissions or brokerage fees relating to this transaction. While the third party reinsurer assumed certain liabilities and obligations, we are not relieved of our legal liability to the policyholders until all the policies are transferred from “indemnity” to “assumptive.” Therefore, the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets under Assets and Liabilities Held for Sale. We transferred $19,311,616 of GAAP net adjusted reserves as of July 1, 2018 to the third party reinsurer for cash of $14,320,817, which was net of a ceding allowance of $3,500,000 plus the accrued interest on the transaction from July 1, 2018 until it closed on December 10, 2018. The third party reinsurer assumed all responsibilities for incurred claims, surrenders and commission from the effective date. As of June 30, 2019, 59% of the reinsured block of business was converted from indemnity to assumptive reissuance. We and the third party reinsurer expect a majority of the remaining business will be assumed by December 31, 2019.

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

Net cash used by operating activities was $4,911,603 for June 30, 2019, which was comprised primarily of the net loss of $2,326,870, the deferred coinsurance ceding commission of $1,838,878, the deferred acquisition costs capitalized of $1,157,073 and the amounts recoverable from reinsurers of $404,451, partially offset by an increase in policy liabilities of $672,825 primarily due increase in deposit-type contract interest. Net cash used for investing activities was $25,904,372. The primary source of cash used was from our purchase of investments from sales of the MYGA product. Offsetting this use of cash was our sale of investments in available-for-sale securities. Net cash provided by financing activities was $38,257,632. The primary source of cash was net receipts on the MYGA product.

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

Contractual Obligations

As a “smaller reporting company,” the Company is not required to provide the table of contractual obligations required pursuant to this Item.

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

Management, (with the participation of our principal executive officer/principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2019. Based on this evaluation, our principal executive officer/principal financial officer concluded that, as of the end of December 31, 2018 covered in the Form 10-K report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer/principal financial officer to allow timely decisions regarding required disclosure.

Material Weakness Previously Identified

Refer to Item 9A of Part II of our 2017 Form 10-K/A and Item 4 of our June 30, 2018 Form 10-Q/A Amendment No. 2 for detail about previously identified material weaknesses in the Company’s internal control over financial reporting over timeliness of obtaining and assimilating all information and a complex and non-routine transaction. The Company has implemented the following remediation steps to address this material weakness: (i) meeting with our auditing firm on a timely schedule, (ii) established an enterprise risk management program, (iii) monitored and engaged an auditing advisor to assist with complex transactions, and (iv) retained consultants to verify and strengthen controls. The Company’s management determined these weaknesses were remediated as of June 30, 2019.

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

Dated: August 8, 2019

MIDWEST HOLDING INC.

By:	/s/ A. Michael Salem
Name:	A. Michael Salem
Title:	Chief Executive Officer, Principal Executive Officer