Form 10-Q
period 2019-09-30
MIDWEST HOLDING INC.
filed 2019-11-08
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

COMMISSION FILE NUMBER 000-10685

Midwest Holding Inc.

(Exact name of registrant as specified in its charter)

Nebraska	20-0362426
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 S. 70th, Suite 400, Lincoln, Nebraska	68506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 489-8266

Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	MDWT	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2019, there were 1,023,408,553 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MIDWEST HOLDING INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments, available for sale, at fair value fixed maturities (amortized cost: $66,897,963 and $19,226,841, respectively) (see Note 6)	$67,264,433	$17,384,183
Mortgage loans on real estate, held for investment	10,098,478	—
Other invested assets	2,976,375	—
Preferred stock	500,000	—
Policy loans	42,902	43,843
Total investments	80,882,188	17,428,026
Cash and cash equivalents	24,369,609	2,832,567
Deferred acquisition costs, net	2,311,232	—
Premiums receivable	346,137	346,870
Accrued investment income	755,197	200,708
Reinsurance recoverables (Note 9)	24,103,438	23,100,644
Intangible assets	700,000	700,000
Property and equipment, net	71,052	91,414
Operating lease right of use assets	500,615	592,065
Other assets	369,128	261,884
Assets associated with business held for sale (see Note 4)	8,118,055	20,937,071
Total assets	$142,526,651	$66,491,249
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$16,251,544	$16,012,655
Policy claims	205,040	270,785
Deposit-type contracts	87,901,054	7,234,927
Advance premiums	927	490
Long-term debt	—	18,938,705
Deferred gain on coinsurance transactions	6,721,254	3,899,999
Lease liabilities (See Note 13):
Finance lease	3,720	9,299
Operating lease	554,921	646,519
Other liabilities	7,189,689	1,062,087
Liabilities associated with business held for sale (see Note 4)	8,116,325	21,052,733
Total liabilities	126,944,474	69,128,199
Commitments and Contingencies (See Note 12)
Stockholders' Equity:
Preferred stock, Series C, $0.001 par value. Authorized 1,500,000 shares; issued and outstanding none as of September 30, 2019 and 1,500,000 as of December 31, 2018	—	1,500,000
Common stock, $0.001 par value. Authorized 1,970,000,000 shares; issued and outstanding 1,023,408,553 as of September 30, 2019 and 22,873,764 as of December 31, 2018.	1,023,409	22,874
Additional paid-in capital	53,451,243	33,006,242
Accumulated deficit	(39,337,736)	(35,348,052)
Accumulated other comprehensive income (loss)	396,600	(1,818,014)
Total Midwest Holding Inc.'s stockholders' equity (deficit)	15,533,516	(4,136,950)
Noncontrolling interest	48,661	—
Total stockholders' equity (deficit)	15,582,177	(4,136,950)
Total liabilities and stockholders' equity	$142,526,651	$66,491,249

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Insurance premiums	$2,327	$3,589	$(152)	$16,296
Investment income, net of expenses	(308,100)	210,981	330,910	615,913
Net realized gains (losses) on investments	12,532	(83,613)	9,315	(285,487)
Amortization of deferred gain on reinsurance	613,079	12,094	2,465,678	36,282
Miscellaneous income	132,298	27,425	214,633	78,709
Total Revenues	452,136	170,476	3,020,384	461,713
Expenses:
Interest credited	(208,292)	478	42,895	93,646
Benefits	—	6,904	1,872	47,936
Increase in benefit reserves	34,500	2,338	34,500	(54,621)
Amortization of deferred acquisition costs	66,638	—	88,503	—
Salaries and benefits	667,634	559,377	1,782,708	1,471,914
Other operating expenses	1,393,014	1,575,152	4,898,134	2,529,145
Total expenses	1,953,494	2,144,249	6,848,612	4,088,020
Loss from continuing operations before taxes	(1,501,358)	(1,973,773)	(3,828,228)	(3,626,307)
Federal income tax	(114,642)	—	(114,642)	—
Loss from continuing operations	(1,616,000)	(1,973,773)	(3,942,870)	(3,626,307)
Discontinued operations
Loss from discontinued operations	—	10,494	—	(15,496)
Income tax expense	—	—	—	—
Gain (loss) on discontinued operations	—	10,494	—	(15,496)
Net loss	(1,616,000)	(1,963,279)	(3,942,870)	(3,641,803)
Less: Gain attributable to noncontrolling interest	(46,814)	—	(46,814)	—
Net loss attributable to Midwest Holding Inc.	(1,662,814)	(1,963,279)	(3,989,684)	(3,641,803)
Comprehensive loss:
Unrealized gains (losses) on investments arising during period	512,773	(137,982)	2,223,929	(1,232,778)
Less: reclassification adjustment for net realized (gains) losses on investments	(12,532)	83,613	(9,315)	285,487
Other comprehensive income (loss)	500,241	(54,369)	2,214,614	(947,291)
Comprehensive loss:	$(1,115,759)	$(2,017,648)	$(1,728,256)	$(4,589,094)
Net loss per common share
Basic	$(0.002)	$(0.090)	$(0.009)	$(0.160)
Diluted	$(0.002)	$(0.002)	$(0.009)	$(0.010)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional				Total
	Common	Paid-In	Accumulated		Noncontrolling	Stockholders’
	Stock	Capital	Deficit	AOCI*	Interests	Equity (Deficit)
Balance, December 31, 2017	$22,861	$33,006,255	$(30,282,518)	$(511,219)	$—	$2,235,379
Preferred stock conversion adjustment	13	(13)	—	—	—	—
Net loss	—	—	(5,065,534)	—	—	(5,065,534)
Unrealized losses on investments	—	—	—	(1,306,795)	—	(1,306,795)
Balance, December 31, 2018	22,874	33,006,242	(35,348,052)	(1,818,014)	—	(4,136,950)
Net loss	—	—	(3,989,684)	—	—	(3,989,684)
Xenith note interest waived	—	845,536	—	—	—	845,536
Xenith note conversion	927,681	18,172,319	—	—	—	19,100,000
Class C preferred stock conversion	72,854	1,427,146	—	—	—	1,500,000
Change in equity of noncontrolling interests	—	—	—	—	48,661	48,661
Unrealized gains on investments	—	—	—	2,214,614	—	2,214,614
Balance, September 30, 2019	$1,023,409	$53,451,243	$(39,337,736)	$396,600	$48,661	$15,582,177

*Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(3,989,684)	$(3,641,803)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	80,563	80,271
Depreciation and amortization	44,820	157,251
Amortization of deferred acquisition costs	88,503	—
Deferred acquisition costs capitalized	(2,395,710)	—
Net realized gains on investments	13,654	285,487
Deferred coinsurance ceding commission	2,821,255	(36,282)
Notes payable interest accrued	845,536	—
Commutation of Security National Life Insurance assumed business	—	(2,543,898)
Changes in operating assets and liabilities:
Reinsurance recoverables	(1,002,794)	(436,510)
Accrued investment income	(554,489)	20,806
Premiums receivable	733	23,692
Policy liabilities	76,877,920	734,324
Other assets and liabilities	6,170,613	133,975
Other assets and liabilities - discontinued operations	(117,392)	834,678
Net cash provided by or used for operating activities	78,883,528	(4,388,009)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(50,253,728)	(7,381,392)
Proceeds from sale or maturity	2,488,387	9,313,456
Other invested assets purchased
Purchases	(2,976,375)	(100,000)
Proceeds from sale	—	104,892
Preferred stock purchased	(500,000)	—
Mortgage loans on real estate, held for investment purchases	(10,098,478)	—
Net change in policy loans	941	11,037
Net purchases of property and equipment	(17,349)	(6,707)
Net cash used in or provided by investing activities	(61,356,602)	1,941,286
Cash Flows from Financing Activities:
Finance lease	(333)	(333)
Proceeds from issuance of preferred stock	—	1,500,000
Proceeds from issuance of notes payable	—	600,000
Net transfers to noncontrolling interest	48,661	—
Receipts on deposit-type contracts	4,088,640	650
Withdrawals on deposit-type contracts	(126,852)	(49,678)
Net cash provided by financing activities	4,010,116	2,050,639
Net increase (decrease) in cash and cash equivalents	21,537,042	(396,084)
Cash and cash equivalents:
Beginning	2,832,567	951,527
Ending	$24,369,609	$555,443

Supplemental Disclosure of Non-Cash Information
Conversion of notes payable
Book value of note payable	$(19,100,000)	$—
Common stock	927,680	—
Additional paid in capital	18,172,320	—
Conversion of preferred stock
Book value of preferred stock	(1,500,000)	—
Common stock	72,855	—
Additional paid in capital	1,427,145	—
	$—	$—

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of operating a financial services company. The Company is in the life and annuity insurance business and operates through its wholly owned subsidiary, American Life & Security Corp. (“American Life”). As discussed in Note 3,  on June 28, 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). On April 2, 2019, we obtained a 51% ownership in 1505 Capital LLC, a Delaware limited liability company, that was established in 2018 to provide financial and investment advisory and management services to clients and related investment, trading and financial activities.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10‑Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 (“2018 Form 10‑K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies, which significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2018 Form 10‑K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019. All material inter-company accounts and transactions have been eliminated in consolidation.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the

Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. No other-than-temporary impairments were recognized during the nine months ended September 30, 2019 or 2018.

Investment income consists of interest, dividends, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established as of September 30, 2019.

Other invested assets

The Company purchases and sells leases in its investment portfolio.  Within the third quarter 2019, the Company had invested in and sold two leases.  As of September 30th, 2019, the Company owned two lease investments.

Preferred Stock

Preferred stock was purchased during the third quarter of 2019.  The Company believes the cost of the preferred stock equals fair market value as of September 30, 2019, timing of the investment.  An evaluation of the preferred stock fair market value will be performed in the fourth quarter to 2019 to determine whether there is an impairment or increase in fair market value.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company had no cash equivalents. At September 30, 2019, the Company held approximately 1.7 million in Great British Pounds (“GBP”) in cash in two of our custody accounts.  The USD equivalent held was approximately $2.1 million.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the nine months ended September 30, 2019 that suggest a review should be undertaken.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $9,652 and $12,524 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense totaled $28,972 and $37,758 for the nine months ended September 30, 2019 and 2018, respectively. Accumulated depreciation totaled $964,452 and $942,323 as of September 30, 2019 and December 31, 2018, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the three months ended September 30, 2019 that would indicate the carrying amounts may not be recoverable.

Reinsurance

In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances as of September 30, 2019 or December 31, 2018.

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

Deferred gain on ceding commissions

American Life has entered into several indemnity reinsurance contracts where it is earning ceding commissions.  These ceding commissions are recorded as a deferred liability and amortized over the life of the business ceded. American Life receives ceding commissions from reinsurance transactions that represent recovery of acquisition costs.  These commissions reduce the DAC associated with that block of business by offsetting the DAC amortization on the Company’s income statement.

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local tax examinations by tax authorities for the years before 2015. The Company is not currently under examination for any open years. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. The Company had no accruals for payments of interest and penalties at September 30, 2019 or December 31, 2018.

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

Common and preferred stock and earnings (loss) per share

Common and preferred stock and earnings (loss) per share: The par value per each Company share is $0.001 with 1,970,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. On June 18, 2019, Xenith exercised the right to convert its 1,500,000 Series C preferred stock and the $19,100,000 notes payable to voting common stock at the conversion rate of approximately $0.02 per common share. At September 30, 2019 and December 31, 2018, the Company had 1,023,408,553 and 22,873,764 voting common shares issued and outstanding, respectively. At September 30, 2019 and December 31, 2018, the Company had none and 1,500,000 Series C preferred shares outstanding, respectively.

The Series C preferred shares were converted by Xenith to voting common shares on June 18, 2019 at a rate of approximately $0.02 per share for 72,854,474 voting common shares. The stated annual dividend rate on the Series C preferred shares was 8%. At the time of the conversion, Xenith forgave all previously accrued dividends from June 28, 2018 through the conversion date.

Loss per basic share attributable to the Company’s common stockholders was computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended September 30, 2019 and 2018 was 1,023,408,553 and 22,873,716 shares, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2019 and 2018 were 426,019,650 and 22,873,764 shares, respectively.

Loss per diluted share attributable to the Company’s common stockholders for the three and nine months ended September 30, 2019 was computed based on the average shares outstanding and Long-Term Incentive Plan (“LTIP”), as if all vested and converted, was 1,025,965,696 and 428,576,793, respectively. The loss per diluted share attributable to the Company’s common stockholders for 2018 was computed based on the average shares outstanding plus the notes payable, the Preferred Shares, and the LTIP as converted as if all vested and converted.  The weighted average number of shares outstanding during the three and nine months ended September 30, 2018 were 1,025,965,696 and  362,607,418 shares, respectively.

Reclassifications

Certain reclassifications have been made on the Consolidated Balance Sheets and Statements of Comprehensive Loss for the year ended December 31, 2018 and the nine months ended September 30, 2018. These reclassifications do not impact the overall Net loss or Net loss per common shares line items of the Consolidated Statement of Comprehensive Loss for the three months and nine months ended September 30, 2018.

Note 2. New Accounting Standards

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The lease liability is measured at the present value of the lease payments over the lease term with the right-of-use asset measured as the lease liability amount and including adjustments for certain lease incentives and initial direct costs. Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP. This ASU permitted a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption. On January 1, 2019, the Company adopted this standard using a modified retrospective adoption approach. The adoption resulted in the Company identifying three operating leases and one financial lease which were subject to this guidance. The impact to the Consolidated Statements of Comprehensive Income (Loss) was minimal. We identified four leases with net assets of $506,441 and $592,065 and lease liabilities of $558,641 and $655,818 for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

On February 14, 2018, the FASB issued ASU No. 2018‑02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. It allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The Company has evaluated the impact of this update and has determined that this does not impact us currently due to not recording unrealized losses or gains net of tax. The Company has incurred net operating losses since inception so it does not record deferred tax assets or deferred tax liabilities due to establishing a valuation allowance.

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014‑09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015‑14”). This amendment deferred the effective date of the previously issued ASU 2014‑09 until the interim and annual reporting periods beginning after December 15, 2017. In addition, the FASB has issued four related ASU’s on principal versus agent guidance (ASU 2016‑08), identifying performance obligations and the licensing implementation guidance (ASU 2016‑10) a revision of certain SEC Staff Observer comments (ASU 2016‑11) and implementation guidance (ASU 2016‑12). The guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. The Company adopted ASU 2014‑09 on January 1, 2018 and utilized the modified retrospective method. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014‑09; therefore, this standard does not apply to the majority of our consolidated revenues. For the Company’s miscellaneous income, which is within the scope of this guidance, the Company reviewed its service fee income revenue streams and compared its historical accounting policies and practices to the new adopted standard. The Company believes its historical revenue recognition was materially consistent with the way we recognized service fee income as of September 30, 2019.

Future adoption of New Accounting Standards

In August 2018, the FASB issued ASU No. 2018‑15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018‑15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350‑40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management has reviewed and evaluated the impact of this pending new standard and will implement this starting in fiscal year 2020. The Company has incurred substantial implementation costs related to the new cloud based technology that was incurred in 2018 and decided not to early adopt this ASU.

In August 2018, the FASB issued ASU No. 2018‑12, Financial Services-Insurance (Topic 944). This update 1) modifies the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, 2) simplifies the accounting for certain market-based options or guarantees associated with deposit contracts, 3) simplifies the amortization of deferred acquisition costs, and 4) addresses the effectiveness of the required disclosures. This ASU becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2023. We anticipate that the adoption of ASU 2018‑12 will have a broad impact on our consolidated financial statements and related disclosures and will require us to make changes to certain of our processes, systems and controls. We are unable to determine the impact at this time of ASU No. 2018‑12 as we are still in the process of evaluating the standard.

In November 2018, the FASB issued ASU No. 2018‑10, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the Board’s attention by stakeholders to clarify the guidance in the amendments in ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326) which was issued in June 2016. These updated amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326‑20. Under ASU 2016‑13, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2022. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

The terms and conditions of the Agreement were described in Midwest’s Current Report on Form 8‑K filed with the SEC on May 14, 2018. All conditions to consummation of the Agreement, including approval of the transactions contemplated therein by the State of Nebraska Department of Insurance (“NDOI”), were subsequently met and a closing was held pursuant to the Agreement on June 28, 2018 (the “Closing”).

Issuance of Series C Convertible Preferred Stock - At the closing of the Agreement, we issued 1,500,000 shares of newly created Series C Convertible Preferred Stock (“Series C Preferred Stock”) to Xenith for $1,500,000, which was recorded in our balance sheet as Mezzanine Equity, and it ranked senior to our voting common stock on liquidation with a preference of $1.00 per share. Subject to the availability of funds, annual dividends of 8% of the Series C Preferred Stock liquidation preference were payable by us; if not paid the dividends accrued. Also, at any time after June 28, 2025 and subject to Nebraska law, Xenith would have required us to redeem the Series C Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever was greater. If the shares were not redeemed for any reason, an interest rate of 12% per year would have begun. The Preferred Stock voted along with the voting common stock as a single Series on an “as converted” basis. Also, Holders of Preferred Stock voting as a separate Series were entitled to elect five of the Company’s eight members of its Board of Directors. The Preferred Stock had several protections against the Company taking action that would adversely affect the rights of holders of Preferred Stock such as mergers, liquidation, dilutive stock issuances, among others. On June 18, 2019, the Series C Preferred Stock shares were converted, at Xenith’s election, into 72,854,474 shares of our voting common stock at approximately $0.02 per share. All accrued dividends were waived.

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

The table below summarizes conversion of the Notes and shares of Series C Preferred Stock into voting common stock and the total outstanding voting common stock as of September 30, 2019:

	As Converted Voting Common Stock
	Number	Percentage
Previous company shareholders	22,873,764	2.2%
Note conversion ($500,000)	24,284,825	2.4%
Note conversion ($100,000)	4,856,965	0.5%
Note conversion ($1,000,000)	48,569,650	4.7%
Note conversion ($17,500,000)	849,968,875	83.1%
Series C Preferred stock conversion	72,854,474	7.1%
Total shares outstanding as of September 30, 2019	1,023,408,553	100.0%

Note 4. Assets and Liabilities Held for Sale

On November 30, 2018, American Life entered into an Assumption and Indemnity Reinsurance Agreement (“Reinsurance Agreement”) with Unified Life Insurance Company (“Unified”), a Texas domiciled stock insurance company. The Reinsurance Agreement provides that American Life ceded and Unified agreed to reinsure, on an indemnity reinsurance basis, 100% of the liabilities and obligations under substantially all of American Life’s life, annuity and health policies (“Policies”). The Agreement closed on December 10, 2018, as previously disclosed in Midwest’s Current Report on Form 8‑K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2018. The effective date of the Agreement was July 1, 2018.

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

As of September 30, 2019, 73% of the indemnity policies were converted to assumptive policies thereby releasing American Life from its legal obligations related to those policies.

Our balance sheet was required to be restated for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations as of September 30, 2019 and as of December 31, 2018:

	As of September 30,	As of December 31,
	2019	2018
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$79,057	$366,849
Reinsurance recoverables	7,986,308	20,359,326
Premiums receivable	52,690	210,896
Total assets held for sale in the Consolidated Balance Sheet	$8,118,055	$20,937,071

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$2,956,701	$9,799,834
Policy claims	133,203	127,666
Deposit-type contracts	5,004,273	11,050,139
Advance premiums	10,076	21,699
Accounts payable and accrued expenses	12,072	53,395
Total liabilities held for sale in the Consolidated Balance Sheet	$8,116,325	$21,052,733

Our income statement was also required to be restated for all periods shown breaking out the net income between continuing operations and discontinued operations. There were no items in 2019 that were reclassified as discontinued operations, therefore, the table below summarizes only the losses that are included in discontinued operations for the three and nine months ended September 30, 2018:

	Three months ended September 30,	Nine months ended September 30,
	2018	2018
Major line items constituting pretax loss of discontinued operations:
Premiums	$440,891	$1,375,419
Death and other benefits	(74,538)	(485,651)
Interest credited	(106,728)	(311,847)
Increase in benefit reserves	(164,724)	(234,246)
Amortization of deferred acquisition costs	(58,822)	(261,735)
Other operating expenses	(25,585)	(97,436)
Loss on discontinued operations	$10,494	$(15,496)

Note 5. Non-controlling Interest

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

As of September 30, 2019, Midwest consolidated the 1505 Capital income of $95,539 into the consolidated financials from April 2, 2019 through September 30, 2019.  Midwest’s portion of income was $48,725 and the non-control interest income was $46,814.

Note 6. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of September 30, 2019 and December 31, 2018 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2019:
Fixed maturities:
U.S. government obligations	$2,097,035	$10,003	$60,787	$2,046,251
Mortgage-backed securities	874,209	7	13,499	860,717
Asset-backed securities	46,242,975	71,513	60,865	46,253,623
States and political subdivisions -- general obligations	262,079	5,522	—	267,601
States and political subdivisions -- special revenue	25,142	187	—	25,329
Corporate	17,396,523	611,300	196,911	17,810,912
Total fixed maturities	$66,897,963	$698,532	$332,062	$67,264,433
Mortgage loans on real estate, held for investment	10,098,478	—	—	10,098,478
Other invested assets	2,976,375	—	—	2,976,375
Preferred stock	500,000	—	—	500,000
Total Investments	$80,472,816	$698,532	$332,062	$80,839,286
December 31, 2018:
Fixed maturities:
U.S. government obligations	$2,112,816	$247	$117,112	$1,995,951
Mortgage-back securities	1,068,976	—	64,925	1,004,051
States and political subdivisions -- general obligations	265,473	—	2,289	263,184
States and political subdivisions -- special revenue	25,231	—	58	25,173
Corporate	15,754,345	14	1,658,535	14,095,824
Total fixed maturities	$19,226,841	$261	$1,842,919	$17,384,183

The Company has two securities that individually exceed 10% of the total of the state and political subdivisions categories as of September 30, 2019. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
September 30, 2019:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham, Washington	$107,999	$111,904	AA+
Longview, Washington Refunding	154,080	155,697	Aa3
Total	$262,079	$267,601

The following table summarizes, for all securities in an unrealized loss position at September 30, 2019 and December 31, 2018, the estimated fair value, pre-tax gross unrealized loss and number of securities by consecutive months they have been in an unrealized loss position.

	September 30, 2019			December 31, 2018
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,114,692	$57,823	6	$7,862	$430	1
Asset-backed securities	16,023,788	60,865	12	—	—	—
Mortgage-back securities	159,722	1,136	3	—	—	—
Corporate	1,638,993	27,169	9	3,351,664	315,617	23
Greater than 12 months:
U.S. government obligations	354,151	2,964	2	1,785,949	116,682	10
Mortgage-back securities	680,652	12,363	14	1,004,052	64,925	19
States and political subdivisions -- general obligations	—	—	—	263,183	2,289	2
States and political subdivisions -- special revenue	—	—	—	25,173	58	1
Corporate	2,091,953	169,742	12	10,628,745	1,342,918	58
Total fixed maturities	$22,063,951	$332,062	58	$17,066,628	$1,842,919	$114

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Based on our review of the securities in an unrealized loss position at September 30, 2019 and December 31, 2018, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at September 30, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities until they recover or mature.

The amortized cost and estimated fair value of fixed maturities at September 30, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,720,127	1,731,192
Due after five years through ten years	11,583,552	11,564,598
Due after ten years through twenty years	46,435,050	46,637,790
Due after twenty years	7,159,234	7,330,853
	$66,897,963	$67,264,433

The following table presents a reconciliation of the beginning balance for investments measured at fair value on a recurring basis using Level 3 inputs at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Beginning balance	$—	$—
Apartments and business	10,098,478	—
Preferred stock	500,000	—
Short-term leases	2,976,375	—
Total mortgage loans	$13,574,853	$—

The Company holds no valuation allowance as of September 30, 2019 due to impairment of these mortgages.

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2019 and December 31, 2018, these required deposits had a total amortized cost of $3,242,342 and $2,958,178 and fair values of $3,197,545 and $2,772,809, respectively.

The components of net investment income for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed maturities	$(289,015)	$201,440	$342,104	$598,632
Mortgage loans	68,810	—	78,466	—
Other	(1,102)	15,314	6,973	44,780
	(221,307)	216,754	427,543	643,412
Less investment expenses	(86,793)	(5,773)	(96,633)	(27,499)
Investment (loss) income, net of expenses	$(308,100)	$210,981	$330,910	$615,913

Proceeds for the three months ended September 30, 2019 and 2018 from sales of investments classified as available-for-sale were $82,222 and $2,977,954, respectively. Gross gains of $0 and $3,062 and gross losses of $9,512 and $91,567 were realized on those sales during the three months ended September 30, 2019 and 2018, respectively. Proceeds for the nine months ended September 30, 2019 and 2018 from sales of investments classified as available-for-sale were $2,488,387 and $9,313,456, respectively. Gross gains of $9,006 and $27,972 and gross losses of $22,660 and $318,351 were realized on those sales during the nine months ended September 30, 2019 and 2018, respectively.

Note 7. Fair Values of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We use valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or in the alternative unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Notes payable: Notes payable consisted of the convertible notes entered into due to the Xenith transaction and were recorded net of issuance costs. As of September 30, 2019, Midwest had no outstanding notes payable.

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended September 30, 2019, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received. Securities with prices based on validated quotes from pricing services are reflected within Level 2.

Cash: The carrying value of cash and cash equivalents and short-term investments approximate the fair value because of the short maturity of the instruments.

Mortgage loans on real estate, held for investment: Mortgage loans are carried at their principal value as there are no traded market values for these loans. Mortgage loans are categorized as Level 3 in the fair value hierarchy.

Other invested assets: Short-term equipment leases are carried at their principal value as there are no traded market values for these leases. Other invested assets are categorized as Level 3 in the fair value hierarchy.

Preferred stock:  Series C Preferred Stock was recorded at its principal value as there are no traded market values for this stock.  The Series C Prefer Stock was categorized as Level 3 in the fair value hierarchy. As discussed in Note 9, the Series C Preferred Stock was converted into voting common shares on June 18, 2019.

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
September 30, 2019
Fixed maturities:
U.S. government obligations	$—	$2,046,251	$—	$2,046,251
Mortgage-backed securities	—	860,717	—	860,717
Asset-backed securities	—	46,253,623	—	46,253,623
States and political subdivisions — general obligations	—	267,601	—	267,601
States and political subdivisions — special revenue	—	25,329	—	25,329
Corporate	—	17,810,912	—	17,810,912
Total fixed maturities	—	67,264,433	—	67,264,433
Mortgage loans on real estate, held for investment	—	—	10,098,478	10,098,478
Other invested assets	—	—	2,976,375	2,976,375
Preferred stock	—	—	500,000	500,000
Total Investments	$—	$67,264,433	$13,574,853	$80,839,286
December 31, 2018
Fixed maturities:
U.S. government obligations	$—	$1,995,951	$—	$1,995,951
Mortgage-back securities	—	1,004,051	—	1,004,051
States and political subdivisions - general obligations	—	263,184	—	263,184
States and political subdivisions - special revenue	—	25,173	—	25,173
Corporate	—	14,095,824	—	14,095,824
Total fixed maturities	$—	$17,384,183	$—	$17,384,183

There were no transfers of financial instruments between any levels during the nine months ended September 30, 2019 or during the year ended December 31, 2018.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$42,902	$—	$—	$42,902	$42,902
Cash	24,369,609	24,369,609	—	—	24,369,609
Liabilities:
Policyholder deposits
(Deposit-type contracts)	87,901,054	—	—	87,901,054	87,901,054

	December 31, 2018
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$43,843	$—	$—	$43,843	$43,843
Cash	2,832,567	2,832,567	—	—	2,832,567
Liabilities:
Policyholder deposits
(Deposit-type contracts)	7,234,927	—	—	7,234,927	7,234,927
Notes payable	18,938,705	—	—	18,938,705	18,938,705

Note 8. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Deferred tax assets:
Loss carryforwards	$1,062,759	$1,429,458
Capitalized costs	233,806	269,472
Unrealized losses on investments	—	390,349
Policy acquisition costs	661,065	—
Charitable contribution carryforward	2,394	—
Property and equipment	15,508	—
Benefit reserves	565,405	192,858
Total deferred tax assets	2,540,937	2,282,137
Less valuation allowance	(2,210,492)	(1,928,454)
Total deferred tax assets, net of valuation allowance	330,445	353,683
Deferred tax liabilities:
Unrealized losses on investments	74,080	—
Due premiums	83,754	117,144
Intangible assets	147,000	147,000
Policy loans	25,611	86,245
Property and equipment	—	3,294
Total deferred tax liabilities	330,445	353,683
Net deferred tax assets	$—	$—

At September 30, 2019 and December 31, 2018, the Company recorded a valuation allowance of $2,210,492 and $1,928,454, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of September 30, 2019, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $5,060,759. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $890,636 prior to 2017 will expire through the year of 2032, and the NOLs generated from June 28, 2018 to September 30, 2019 do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $1,1,062,759 on the deferred tax assets related to these federal NOL carryforwards.

There was income tax expense of $114,642 for the nine months ended September 30, 2019 and  no income tax expense  for the nine months ended September 30, 2018. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Computed expected income tax benefit	$(325,116)	$(477,395)	$(813,759)	$(764,779)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	(1,778)	1,628	3,858	5,832
Change in loss carryforward due to 382 limitation	—	202,994	—	5,735,023
COD Interest	—	—	177,563	—
Other	(38,325)	(54,442)	512	(89,110)
	(40,103)	150,180	181,933	5,651,745
Tax benefit before valuation allowance	(365,219)	(327,215)	(631,826)	4,886,966
Change in valuation allowance	479,861	327,215	746,468	(4,886,966)
Net income tax expenses	$114,642	$—	$114,642	$—

Note 9. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the nine months ended September 30, 2019 and 2018 is as follows:

	September 30, 2019	December 31, 2018
Balance sheets:
Benefit and claim reserves ceded	24,103,438	23,100,644

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Statements of comprehensive income:
Premiums assumed	$—	$1,922	$—	$10,268
Premiums ceded	180,149	231,012	702,450	871,677
Benefits assumed	—	357	—	92,792
Benefits ceded	51,866	46,390	167,895	149,452
Commissions assumed	—	4	—	18
Commissions ceded	1,566	1,644	8,146	5,864

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer except for Unified as it is accounted for as discontinued operations:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A-	$—	$—	$489,737	$—	$489,737
Sagicor Life Insurance Company	A-	—	116,727	11,389,369	270,196	11,235,900
Ironbound Reinsurance Company Limited	NR	—	—	474,577	—	474,577
US Alliance Life and Security Company	NR	—	23,000	11,944,833	64,609	11,903,224
		$—	$139,727	$24,298,516	$334,805	$24,103,438

Effective July 25, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco Agreement”) with Ironbound Reinsurance Company Limited, an unaffiliated reinsurance company organized under the laws of Barbados (“Ironbound”). In a modified coinsurance arrangement (“Modco”), the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement (“FW”), assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurance, to reduce the potential credit risk.  Under the FW/Modco Agreement, American Life will cede to Ironbound, on a funds withheld coinsurance and modified coinsurance basis, an initial ninety-five (95%) quota share of certain liabilities with respect to its multi-year guaranteed annuity (“MYGA”) business. American Life has established two accounts to hold the assets for the FW/Modco Agreement, a Funds Withheld Account and a Modco Deposit Account.

In addition, a trust account was established on June 30, 2019 among American Life, Ironbound and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the Funds Withheld Account and the Modco Deposit Account for any shortage in  required reserves.

The initial settlement included net premium income of $45,005,536 (gross premiums of $46,568,321 minus gross commissions paid of $1,562,786) and net statutory reserves of $47,271,267. The initial settlement for the Funds Withheld Account was $24,928,934 and for the Modco Deposit Account was $16,619,289 and the reserves required was $26,944,622 and $17,963,081, respectively. The amount owed to the Funds Withheld Account and the Modco Deposit Account from the trust account was $2,015,688 and $1,343,792, respectively which was funded at the closing of the Ironbound transaction. American Life earned a ceding commission plus commission allowance of $5,215,477 as of September 30, 2019.  The ceding commission and commission allowance of $5,215,477 was deferred to the balance sheet and had a deferred ceding commission balance of $5,071,440 which was net of amortization as of September 30, 2019.

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

The ceding commission of $3,500,000 was recorded net of the difference between statutory and GAAP net adjusted reserves, the elimination of DAC of $1,890,013, VOBA of $338,536, and the remaining deferred profit from our legacy business of $26,896. The remaining $3,069,690 was reflected as a deferred gain and will be recognized into income over the expected duration of the legacy blocks of business. As of September 30, 2019, Unified had converted 73% of the indemnity coinsurance to assumptive coinsurance. American Life had amortization expense for nine months ended September 30, 2019 of $82,611. As a result of the assumption of 73% of the indemnity policies, $2,131,291 was additionally released into income for the nine months ended September 30, 2019. The ending deferred ceding commission at September 30, 2019 was $779,046.

American Life and Security National Life Insurance (“SNL”) reached an agreement to commutate the assumed block of life business effective July 31, 2018. American Life recorded a GAAP loss of $154,780 due to the difference between the GAAP and statutory reserves and the write-off of the remaining VOBA. Net adjusted reserves transferred back to SNL totaled $2,543,898 on a GAAP basis.

At September 30, 2019 and December 31, 2018, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $11,235,900 and $11,494,161, respectively. At September 30, 2019 and December 31, 2018, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance were $11,903,224 and $11,149,888, respectively. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their respective obligations.

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, a separate contingency reserve may be established. At September 30, 2019 and December 31, 2018, no contingency reserve was established.

Note 10. Notes Payable

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

The following table sets forth information regarding loans made to us by Xenith through June 18, 2019 and the number of shares of voting common stock each loan was converted into:

		Shares of Common
	Loan	Stock into which
	Principal	Loan Was
Date of Loan	Amount	Converted
June 28, 2018	$500,000	24,284,825
June 28, 2018	100,000	4,856,965
October 10, 2018	1,000,000	48,569,650
December 7, 2018	17,500,000	849,968,875
Total	$19,100,000	927,680,315

As of September 30, 2019, Midwest had no notes outstanding to Xenith.

Note 11. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the three months ended September 30, 2019 and the year ended December 31, 2018:

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Beginning balance	$7,234,927	$8,314,297
US Alliance	442,370	804,187
Ironbound Reinsurance Company Limited	76,216,386	—
Deposits received	4,088,640	(1,881,411)
Investment earnings	42,895	650
Withdrawals	(126,852)	47,936
Contract charges	2,688	(50,732)
Ending balance	$87,901,054	$7,234,927

Under the terms of American Life’s historical coinsurance agreement with a third party, American Life assumed certain deposit-type contract obligations. These were commutated effective July 31, 2018. The deposits, withdrawals and interest credited in the table above represents the sales of the 5% retained MYGA product for 2019 and activity from the third party through July 31, 2018.

Note 12. Contingencies and Commitments

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life received a Certificate of Authority to conduct business in Iowa during the first quarter of 2019. American Life is seeking approval to conduct business in additional states during 2019.The Nebraska Department of Insurance (“NDOI”) granted American Life approval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Ironbound prior to its closing in July.  American Life is waiting on approval from the NDOI for a second Funds Withheld Coinsurance and Modified Coinsurance Agreement with another reinsurer.

Note 13. Leases

Our operating lease activities consist of leases for office space and equipment. Our finance lease activities consist of leases for hardware which we will own at the end of the lease agreement. None of our lease agreements include variable lease payments. See discussion of the January 1, 2019 implementation impact at Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

Supplemental balance sheet information as of September 30, 2019 for our leases is as follows:

		As of	As of
Leases	Classification	September 30, 2019	December 31, 2018
Assets
Noncurrent:
Finance	Office and other equipment, net of accumulated depreciation and amortization	$5,826	$14,564
Operating	Operating lease right-of-use assets	500,615	592,065
Total leased assets		$506,441	$606,629

Liabilities
Current:
Finance lease	Finance lease liabilities	$3,720	$9,299
Noncurrent:
Operating lease	Operating lease liabilities	554,921	646,519
Total leased liabilities		$558,641	$655,818

The difference between assets and liabilities includes a $5,266 adjust to the finance lease and a $54,454 adjustment to an operating lease, both at the beginning of the period as part of the ASC 842 implementation adjustment.

Our operating and finance leases expenses for the three and nine months ended September 30, 2019 are as follows:

		Three months ended September 30,		Nine months ended September 30,
Leases	Classification	2019	2018	2019	2018
Operating	General and administrative expense	$3,344	$4,609	$10,453	$13,829

Finance lease cost:
	Amortization expense	2,914	1,120	8,739	3,360
	Interest expense	111	111	333	333

Minimum contractual obligations for our leases as of September 30, 2019 are as follows:

	Operating Leases	Finance Lease
2019 (excluding nine months ended September 30, 2019)	$39,079	$2,133
2020	160,958	2,133
2021	164,081	—
2022	156,608	—
2023	161,674	—
2024	13,508	—
Total remaining lease payments	$695,908	$4,266

Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Cash payments
Operating cash flows from operating leases	$(190)	$1,076	$(148)	$3,228
Operating cash flows from finance leases	1,164	(628)	2,328	(1,258)
Financing cash flows from finance leases	(111)	(111)	(333)	(333)

The weighted average remaining lease terms of our finance and operating leases were six months and approximately three years, respectively and as of September 30, 2019. As of December 31, 2018 the weighted average remaining lease terms of our finance and operating leases were fifteen months and three and a half years, respectively. The weighted average discount rates used to determine the lease liabilities for finance leases was 6% and operating leases was 8% as of September 30, 2019 and December 31, 2018, respectively. The discount rate used for finance leases was based on the rates implicit in the leases. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 14. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. American Life’s statutory net losses for the nine months ended September 30, 2019 and 2018 were $149,247 and $3,107,135, respectively. Capital and surplus of American Life as of September 30, 2019 and December 31, 2018 was $18,035,576 and $20,979,285, respectively. The net loss was primarily due to the continuing expenses incurred to provide services on the new software and related technology to distribute products through national marketing organizations. The MYGA sales began late in January 2019 with $79,500,172 of face amount of policies issued during the nine months ending September 30, 2019. An additional $6,902,677 was pending as of September 30, 2019. Even though American Life had a significant increase in statutory revenue, the earnings profile of MYGA products are characterized by up-front statutory losses.

As mentioned in Note 9. Reinsurance above, American Life entered into the FW/Modco Agreement with Ironbound to cede 95% of the MYGA business.  Premiums net of commissions and ceding commission and administrative fees ceded to Ironbound was $70,035,588 and the reserve requirement of $75,741,809 was ceded to Ironbound as of September 30, 2019.

Note 15. Surplus Notes

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

Note 16. Third Party Administration

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended September 30, 2019 and 2018 amounted to $11,880 and $24,600, respectively. Fees earned during the nine months ended September 30, 2019 and 2018 were $40,140 and $71,940, respectively.

Note 17. Long Term Incentive Plan

On June 11, 2019 during the Company’s annual meeting of shareholders, the Company’s shareholders approved the Midwest Holding Inc. 2019 Long-Term Incentive Plan (“LTIP”). The purposes of this plan are to create incentives which are designed to motivate participants to put forth maximum effort toward the success and growth of the Company and to enable the Company to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to the Company’s success. Toward these objectives, this plan provides for the grant of options, restricted stock awards, restricted stock units, stock appreciation right (“SARs”), performance units, performance bonuses, stock awards and other incentive awards to eligible employees. Also the plan provides for the grant of nonqualified stock options, restricted stock awards, restricted stock units, SARs, performance units, stock awards and other incentive awards to consultants and eligible directors, subject to the conditions set forth in this plan. Under the LTIP, the aggregate number of shares of common stock that may be covered that are designated as incentive stock options may not exceed 51,000,000.

On July 19, 2019,  stock options for 8,950,000 shares at an exercisable conversion price of $.05 per share were granted on a company-wide basis with one-third exercisable after July 17, 2021 and two-thirds exercisable after July 17, 2023. The fair market value of the shares was approximately $.05 a share at grant date.

Note 18. Subsequent Events

On November 5, 2019, the Nebraska Department of Insurance (“NDOI”) approved the Funds Withheld Coinsurance and Modified Coinsurance Agreement (“SDA Agreement”) between American Life and SDA Annuity & Life Re (“SDA”), a Cayman Islands-domiciled reinsurance company.  The SDA Agreement closed on November 7, 2019. Under the SDA Agreement, American Life will cede to SDA, on a funds withheld coinsurance and modified coinsurance basis, an initial five (5%) quota share of certain liabilities with respect to its multi-year guaranteed annuity (“MYGA”) business. American Life will also cede to SDA, on a funds withheld coinsurance and modified coinsurance basis, an initial ninety-five (95%) quota share of certain liabilities with respect to its fixed indexed annuity (“FIA”) business through December 31, 2019 and thirty (30%) thereafter. American Life has established two accounts to hold the assets for the SDA Agreement, a SDA Funds Withheld Account and a SDA Modco Deposit Account.

In addition, a trust account was established on November 7, 2019 among American Life, SDA and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the SDA Funds Withheld Account and the SDA Modco Deposit Account for any shortage in  required reserves.

The NDOI approved the inclusion of the SDA coinsurance in American Life’s September 30, 2019 statutory financials.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition as of September 30, 2019, compared with December 31, 2018, and the results of operations for the three months ended September 30, 2019, compared with the corresponding period in 2018 of Midwest Holding Inc. and its consolidated subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report; and our Form 10‑K for the year ended December 31, 2018 (“2018 Form 10‑K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed acquisition plans, new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “intends,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Item 1A. Risk Factors," set forth in our 2018 Form 10‑K.

All such forward-looking statements speak only as of the date of this Form 10‑Q. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Overview

We were formed on October 31, 2003 for the primary purpose of becoming a financial services company. We presently conduct our business through our sole life insurance subsidiary, American Life & Security Corp. (“American Life”). In 2009, American Life was issued a certificate of authority to conduct life insurance business in Nebraska.

On April 2, 2019, we obtained a 51% ownership in 1505 Capital LLC, a Delaware limited liability company, that was established in 2018 to provide financial and investment advisory and management services to clients and any related investment, trading and financial activities.

Critical Accounting Policies and Estimates

The MD&A included in our 2018 Form 10‑K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2018 Form 10‑K.

Consolidated Results of Operations - Three Months Ended September 30, 2019

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

American Life closed a reinsurance agreement on December 10, 2018 with a third party insurance company to cede 100% of the remaining legacy block of business, with the transaction being effective July 1, 2018. See Note 4 Assets and Liabilities Held for sale in the Notes to Consolidated Financial Statements above. Due to the assumptive nature of this agreement, this transaction qualifies to be reported as Discontinued Operations under ASC 2014‑08 Presentation of Financial Statements (Topic 205); therefore, our 2018 income statement reflects net income from continuing operations and income from discontinued operations. The discussion below reflects the continuing operations changes year over year.

On July 25, 2019, American Life closed a reinsurance agreement with a third party insurance company to cede 95% of the MYGA business, with the transaction being effective from inception of the sales of the MYGA product.  This transaction eliminates 95% of the interest credited on the MYGA deposit-type contracts.

Net Loss: The change in net loss for continuing operations decreased primarily due to the release of $383,709 of the deferred ceding commission into income due to an additional 33% indemnity coinsurance being converted to assumptive by Unified, the additional amortization of deferred gains related to the Ironbound transaction, an increase in our miscellaneous income due to the consolidation of 1505 Capital LLC, the decrease in our interest credited due to the Ironbound transaction, and an increase in our realized gains.  These were offset by increases in our salaries and benefits, the decrease in investment income ceded to Ironbound, and an increase in DAC amortization.

	Three months ended September 30,
	2019	2018
Premiums	$2,327	$3,589
Investment (losses) income, net of expenses	(308,100)	210,981
Net realized gains (losses) on investments	12,532	(83,613)
Amortization of deferred gain on reinsurance	613,079	12,094
Miscellaneous income	132,298	27,425
	$452,136	$170,476

Premium revenue: The premium revenue decreased slightly quarter over quarter. The introduction of our MYGA product discussed above generated a meaningful volume of premiums; however, the premium income for this product was considered an investment contract and was deferred to deposit-type liabilities on our balance sheet.  American Life launched a new fixed indexed annuity (“FIA”) product on October 7, 2019 and is ramping up sales with our national marketing organizations.  We expect that the fourth quarter annuity premium could increase substantially.  We expect that premium income from both the FIA and MYGA products will not be a major source of income until American Life develops new life insurance products in the future and achieves significant additional product sales.

Investment (loss) income, net of expenses: The components of our net investment (loss) income are as follows:

	Three months ended September 30,
	2019	2018
Fixed maturities	$(289,015)	$201,440
Mortgage loans	68,810	—
Other	(1,102)	15,314
	(221,307)	216,754
Less investment expenses	(86,793)	(5,773)
Investment (loss) income, net of expenses	$(308,100)	$210,981

The large decrease in the third quarter of 2019 was due to ceding the investment income earned on the bonds purchased with the $79,500,172 of sales of our MYGA product from inception through September 30, 2019.  Our investment portfolio grew to $80,339,286 in the third quarter of 2019 due to the increased sales of the MYGA product which American Life used to purchase investments with higher rates of return.  American Life ceded $75,439,663 of premiums to a third party reinsurance and transferred $1,034,551 of its investment income as required by the terms of the agreement.

Net realized gains and losses on investments: The net realized gains (losses) increased primarily due to not having to sell bonds to cover operating expenses in in the third quarter of 2019 compared to the like period in 2018 when market conditions were poor prior to the Xenith infusion of capital. Also, the Federal Reserve Bank decreased their interest rates which resulted in improvement in the market in 2019. We do not believe we will be required to sell bonds at a loss in the remaining months of 2019.

Amortization of deferred gain on reinsurance: The increase was due to an additional 33% of indemnity coinsurance being converted to assumptive reinsurance where we no longer have a legal obligation for those policies. American Life released into income 33% of the remaining deferred ceding commission. The total deferred ceding commissions released into income for the third party reinsurers was $613,078 and $12,094 for the three months ended September 30, 2019 and 2018, respectively.

Miscellaneous income: Miscellaneous income increased due to the consolidation of an investment advisor subsidiary into Midwest as of April 2, 2019. This was offset by the decrease in TPA fees. We had only one customer for whom we performed these services. TPA fees earned during the three months ended September 30, 2019 and 2018 were $11,880 and $24,600, respectively.

Expenses are summarized in the table below.

	Three months ended September 30,
	2019	2018
Interest credited	$(208,292)	$6,904
Death and other benefits	—	478
Increase in benefit reserves	34,500	2,338
Amortization of deferred acquisition costs	66,638	—
Salaries and benefits	667,634	559,377
Other operating expenses	1,393,014	1,575,152
	$1,953,494	$2,144,249

Interest credited: The decrease was due to ceding 95% of the MYGA deposit-type contracts to a third party reinsurer. The transaction closed on July 25, 2019 and was effective back to inception of the sales of the MYGA business which ceded all the interest credited earned in the first half of 2019 in the third quarter of 2019. The interest credited in 2018 related to a block of business from SNL that was commutated on July 31, 2018.

Death and other benefits: Death benefits decreased due the commutation of the SNL block of business as of July 31, 2018.

Increase in benefit reserves: The increase in benefit reserves was due to the recording of reserves for two Universal Life policies that were not included in the reinsurance transaction that closed in the fourth quarter of 2018.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA product starting in late January 2019 and the subsequent amortization and the restatement of prior year for the legacy block of business amortization as an expense for discontinued operations.

Salaries and benefits: The increase was due to the addition of personnel to service the new business growth.

Other operating expenses: Other operating expenses decreased primarily due to approximately $201,000 of audit and other fees relating to the year-end 2018 audit that was delayed until July 2018, the loss from the commutation of the assumed block of business from SNL of $154,000, consulting expenses and association dues decreases of $95,758 in 2018 compared to 2019. These decreases were offset by the consolidation of 1505 Capital LLC and the establishment of a payable to 1505 Capital LLC of approximately $77,000, the increase in DAC amortization of approximately $77,000 related to the sales of the MYGA product, fees related to our state expansion efforts of $43,000 and increase of approximately $37,000 incurred for consultants, continuing technology and software development.

Consolidated Results of Operations - Nine Months Ended September 30, 2019

The following discussion compares the results of the nine months ended September 30, 2019 with the nine months ended September 30, 2018. Unless the context indicates otherwise, the 2019 results are stated first followed by 2018 results.

Net Loss: The change in net loss for continuing operations increased primarily due to an increase in operating expenses related to our new technology implementation and product development that continued in 2019, an increase in salaries and benefits to support expansion of business, and the decrease in investment income. These were offset by the release of 73% of the deferred ceding commission into income due to 73% indemnity coinsurance being converted to assumptive by Unified.

Insurance revenues are primarily generated from premium revenues and investment income. Insurance revenues are summarized in the table below.

	Nine months ended September 30,
	2019	2018
Premiums	$(152)	$16,296
Investment income, net of expenses	330,910	615,913
Net realized gains (losses) on investments	9,315	(285,487)
Amortization of deferred gain on reinsurance	2,465,678	36,282
Miscellaneous income	214,633	78,709
	$3,020,384	$461,713

Premium revenue: Premium revenue decreased primarily due to the premium in 2018 that was related to an assumed block of business which was commutated in July 2018. In 2019 we had a refund of premium that we had included in 2018. The introduction of our MYGA product discussed above generated a meaningful volume of premiums; however, the premium income for this product was considered an investment contract and was deferred to deposit-type liabilities on our balance sheet.  American Life launched a new fixed indexed annuity (“FIA”) product on October 7, 2019 and is ramping up sales with our national marketing organizations.  We anticipate that the fourth quarter annuity premium deposits could increase over prior quarters.  We expect that premium income from both the FIA and MYGA products will not be a major source of income until American Life develops new life insurance products in the future and achieves significant additional product sales.

Investment income, net of expenses: The components of our net investment income are as follows:

	Nine months ended September 30,
	2019	2018
Fixed maturities	$342,103	$598,632
Mortgage loans	78,466	—
Other	6,974	44,780
	427,543	643,412
Less investment expenses	(96,633)	(27,499)
Investment income, net of expenses	$330,910	$615,913

The decrease was due to ceding the investment income earned on the bonds purchased with the sales of our MYGA product from inception through September 30, 2019.  Our investment portfolio grew substantially in 2019 due to the increased sales of the MYGA product which American Life used to purchase investments with higher rates of return.

Net realized gains(losses) on investments: The net realized gains (losses) increased primarily due to not having to sell bonds to cover operating expenses in 2019 compared to 2018 when market conditions were poor prior to the Xenith infusion of capital. Also, the Federal Reserve Bank decreased their interest rates which resulted in improvement in the market in 2019. We do not believe we will be required to sell bonds at a loss in the remaining months of 2019.

Amortization of deferred gain on reinsurance: The increase was due to 73% of indemnity coinsurance being converted to assumptive reinsurance where we no longer have a legal obligation for those policies. American Life released into income 73% of the remaining deferred ceding commission. This increase included the new deferred ceding commission amortization from the reinsurance transaction with a third party reinsurer entered into during 2019.

Miscellaneous income: Miscellaneous income increased due to the consolidation of an investment advisor subsidiary into Midwest as of April 2, 2019. This was offset by the decrease in TPA fees. We had only one customer for whom we performed these services. TPA fees earned during the nine months ended September 30, 2019 and 2018 were $40,140 and $71,940, respectively.

Expenses are summarized in the table below.

	Nine months ended September 30,
	2019	2018
Interest credited	$42,895	$47,936
Death and other benefits	1,872	93,646
Increase in benefit reserves	34,500	(54,621)
Amortization of deferred acquisition costs	88,503	—
Salaries and benefits	1,782,708	1,471,914
Other operating expenses	4,898,134	2,529,145
	$6,848,612	$4,088,020

Interest credited:  The slight decrease was due to the 5% retention on the sale of the new MYGA product during the nine months of 2019 that was classified as deposit-type funds. The remaining 95% interest was ceded to a third party reinsurer. The interest credited in 2018 related to a block of business from SNL that was commutated on July 31, 2018.

Death and other benefits: Death benefits decreased due the commutation of the SNL block of business as of July 31, 2018. The benefits incurred in 2019 were for policies that were not included with our July 1, 2018 reinsurance transaction.

Increase in benefit reserves: The change in benefit reserves was a result of the commutation of the SNL business as of July 31, 2018. The additional reserves in 2019 was attributed to several policies that were not included in the reinsurance transaction in 2018. The MYGA product does not carry reserves as the premium was reclassified as a liability on the balance sheet on a GAAP basis.

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

Other operating expenses: Other operating expenses increased primarily due to approximately $1,300,000 of expenses incurred for consultants, continuing technology and software development, and portal and web design. We incurred approximately $845,536 of interest on the Xenith notes payable that included approximately $131,000 for 2018 that was not previously included. Xenith forgave the payment of the interest accrued upon the conversion of the notes payable; as a result the payable was treated as an additional capital contribution. The consolidation of 1505 Capital LLC resulted in an increase of expenses of $76,000. Legal fees increased approximately $85,000 as a result of the state expansion initiatives, the settlement of the Hawaii condos, and fees associated with seeking a new reinsurer; these legal fees were offset by legal costs related to the acquisition of Midwest by Xenith that occurred in 2018. Management expects to be incurring additional product development and system related costs in the fourth quarter of 2019.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, mortgages, and policy loans. The Company has modified its investment strategy to purchase larger position securities with increased yields. The duration of our new investments will be less than ten years for the majority of those investments. 1505 Capital LLC will be providing investment and management services to the Company going forward. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,046,251	1.9%	$1,995,951	9.9%
Mortgage-backed securities	860,717	0.8	1,004,051	5.0
Asset-backed securities	46,253,623	43.9	—	—
States and political subdivisions - general obligation	267,601	0.3	263,184	1.3
States and political subdivisions - special revenue	25,329	—	25,173	0.1
Corporate	17,810,912	16.9	14,095,824	69.5
Total fixed maturity securities	67,264,433	63.8	17,384,183	85.8
Mortgage loans on real estate, held for investment	10,098,478	9.6	—	—
Other invested assets	2,976,375	2.8	—	—
Preferred stock	500,000	0.5	—	—
Cash and cash equivalents	24,369,609	23.3	2,832,567	14.0
Policy Loans	42,902	—	43,843	0.2
	$105,251,797	100.0%	$20,260,593	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,217,407	4.8%	$3,045,768	17.5%
AA	3,638,942	5.4	1,721,450	9.9
A	14,502,835	21.6	4,221,297	24.3
BBB	42,593,153	63.3	8,261,450	47.5
Total investment grade	63,952,337	95.1	17,249,965	99.2
BB and other	3,312,096	4.9	134,218	0.8
Total	$67,264,433	100.0%	$17,384,183	100.0%

Reflecting the quality of securities maintained by the Company, 95.1% and 99.2% of all fixed maturity securities were investment grade as of September 30, 2019 and December 31, 2018, respectively. Due to the low interest rate environment, the Company has invested in bonds with “A” or “BBB” ratings.

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

Liquidity and Capital Resources

At September 30, 2019, the Company had cash and cash equivalents totaling $24,369,609.  We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital transaction expenditures for the foreseeable future.

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

Effective July 1, 2018, American Life completed the 2018 reinsurance transaction discussed above. We paid no commissions or brokerage fees relating to this transaction. While the third party reinsurer assumed certain liabilities and obligations, we are not relieved of our legal liability to the policyholders until all the policies are transferred from “indemnity” to “assumptive.” Therefore, the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets under Assets and Liabilities Held for Sale. We transferred $19,311,616 of GAAP net adjusted reserves as of July 1, 2018 to the third party reinsurer for cash of $14,320,817, which was net of a ceding allowance of $3,500,000 plus the accrued interest on the transaction from July 1, 2018 until it closed on December 10, 2018. The third party reinsurer assumed all responsibilities for incurred claims, surrenders and commission from the effective date. As of September 30, 2019, 73% of the reinsured block of business was converted from indemnity to assumptive reissuance. We and the third party reinsurer expect a portion of the remaining business will be assumed by December 31, 2019.

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

Net cash provided by operating activities was $78,883,528 for September 30, 2019, which was comprised primarily by an increase in policy liabilities of $76,877,920 primarily due increase in deposit-type contracts ceded to reinsurers, an increase in our other assets and liabilities due to a payable for securities of $5,250,000, and an increase in deferred coinsurance ceding commission due to the Ironbound transaction of $2,821,255 , partially offset by the deferred acquisition costs capitalized of $2,395,710 and the amounts recoverable from reinsurers of $1,002,794. Net cash used for investing activities was $61,356,602. The primary source of cash used was from our purchase of investments from sales of the MYGA product of $63,828,581. Offsetting this use of cash was our sale of investments in available-for-sale securities. Net cash provided by financing activities was $4,010,116. The primary source of cash was net receipts on the MYGA product.

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

Management, (with the participation of our principal executive officer/principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2019. Based on this evaluation, our principal executive officer/principal financial officer concluded that, as of the end of December 31, 2018 covered in the Form 10‑K report, our disclosure controls and procedures along with the related internal controls over financial reporting were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer/principal financial officer to allow timely decisions regarding required disclosure.

Material Weakness Previously Identified

Refer to Item 9A of Part II of our 2017 Form 10‑K/A and Item 4 of our September 30, 2018 Form 10‑Q/A Amendment No. 2 for detail about previously identified material weaknesses in the Company’s internal control over financial reporting over timeliness of obtaining and assimilating all information and a complex and non-routine transaction. The Company has implemented the following remediation steps to address this material weakness: (i) meeting with our auditing firm on a timely schedule, (ii) established an enterprise risk management program, (iii) monitored and engaged an auditing advisor to assist with complex transactions, and (iv) retained consultants to verify and strengthen controls. The Company’s management determined these weaknesses were remediated as of June 30, 2019.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 in response to Item 1A of Part I of such Form 10‑K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principle Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principle Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2019

MIDWEST HOLDING INC.

By:	/s/ A. Michael Salem
Name:	A. Michael Salem
Title:	Chief Executive Officer, Principal Executive Officer