Form 10-K
period 2019-12-31
MIDWEST HOLDING INC.
filed 2020-03-13
CIK 355379

UNITED

STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000‑10685

Midwest Holding Inc.

(Exact name of registrant as specified in its charter)

Nebraska	20‑0362426
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 S. 70th, Suite 400, Lincoln, NE	68506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 489‑8266

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:Trading Symbol(s):

Voting Common Stock, $0.001 par valueMDWT

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405c of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a	Emerging growth company ☒
smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviewed financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Act). Yes ☐   No ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $1,281,854 calculated by reference to the average of the bid and ask price of such common stock on June 30, 2019.

As of March 12, 2020, there were 1,023,408,553 shares of voting common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MIDWEST HOLDING INC.

FORM 10‑K

PART I.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10‑K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s expectations, estimates, projections and assumptions. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” or “continue,” the negative of these terms, or other comparable terminology used in connection with any discussion of future operating results or financial performance. These statements are only predictions and reflect our management’s good faith present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Factors that may cause the Company’s actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include among others, the following possibilities:  (i) our new business plan particularly including our reinsurance strategy may not prove to be successful; (ii) our reliance on third party insurance marketing organizations to market and sell our insurance products through a network of independent agents; (iii) our inability to expand our insurance operations outside the 15 states in which we are currently licensed; (iv) our insurance products may not achieve significant market acceptance; (v) we may continue to experience operating losses in the foreseeable future; (vi) the possible loss or retirement of one or more of our key executive personnel; (vii) intense competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors; (viii) adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products; (ix) fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest rate sensitive investment; (x) failure to obtain new customers, retain existing customers or reductions in policies in force by existing customers; (xi) higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures; (vii) loss or retirement of key executives or employees; (xiii) changes in the Company’s liquidity due to changes in asset and liability matching; (xiv) adverse changes in the ratings obtained by independent rating agencies; (xv) failure to maintain adequate reinsurance; (xvi) possible claims relating to sales practices for insurance products; and (xvii) lawsuits in the ordinary course of business. See “Risk Factors” below in “Item 1. Business” for further discussion of the significant risks associated with our business and an investment in our common stock.

ITEM 1. BUSINESS.

General

Midwest Holding Inc. (“Midwest,” the “Company,” “we,” or “us”) was formed in Nebraska in 2003 as a financial services holding company. We have two subsidiaries that we operate our business through; 1) American Life & Security Corp. (“American Life”), is a Nebraska-domiciled life insurance company with executive offices at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506, phone number (402) 489‑8266, and 2) 1505 Capital LLC (“1505 Capital”),  a Delaware limited liability company, that provides financial and investment advisory and management services with an office at 100 Wall Street, 11th Floor, New York, NY 10038.

As of December 31, 2019, statutory capital and surplus of American Life was approximately $19.5 million and it was rated “B++” (“Good”) by A.M. Best.

Development of Business in 2019

Our fiscal years ending December 31, 2019 and 2018 were transformative for us through a recapitalization and new business plan.

Change in Control in 2018 and Adoption of New Business Plan

Change in Control

On June 28, 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). Xenith is a wholly controlled subsidiary of Vespoint LLC, a Delaware limited liability company (“Vespoint”), which is also the manager of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these three companies is a private investment company; they are controlled by Michael Minnich and A. Michael Salem, who are Co-Chief Executive Officers of Vespoint.

The terms and conditions of the Agreement are described in our Current Report on Form 8‑K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2018. The Agreement was filed as an exhibit to the referenced Current Report on Form 8‑K.

At the closing of the Agreement, we issued 1,500,000 shares of newly created Series C Convertible Preferred Stock (“Series C Preferred Stock”) to Xenith for $1,500,000, which was ranked senior to our voting common stock on liquidation with a preference of $1.00 per share. Annual dividends of 8% of the Series C Preferred Stock liquidation preference were payable by us. Prior to conversion on June 18, 2019, and at any time after June 28, 2025, Xenith could have required us to redeem the Series C Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever was greater. The Preferred Stock voted along with the voting common stock on an “as converted” basis. Also, holders of Preferred Stock voting as a separate Series were entitled to elect five of the Company’s eight members of its Board of Directors. On June 18, 2019, all of the Series C Preferred Stock shares were converted, at Xenith’s election, into 72,854,474 shares of our voting common stock at approximately $0.02 per share. All accrued dividends were waived.

Also, at closing of the Agreement, Xenith loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with cash interest of 4% per annum payable quarterly and accrued interest of another 4% per annum payable upon maturity. The loan was converted by Xenith into an aggregate 29,141,790 voting common shares on June 18, 2019.

		Shares of Voting
	Loan	Common Stock into
	Principal	which Loans Were
Date of Loan and Preferred Stock	Amount	Converted	Conversion Date
June 28, 2018	$500,000	24,284,825	June 18, 2019

June 28, 2018	100,000	4,856,965	June 18, 2019

October 10, 2018	1,000,000	48,569,650	June 18, 2019

December 7, 2018	17,500,000	849,968,875	June 18, 2019

June 28, 2018	1,500,000	72,854,474	June 18, 2019

Total	$20,600,000	1,000,534,789

Management Additions. At the closing of the Agreement, Xenith appointed three members to American Life’s five-person board of directors including Messrs. Minnich and Salem, who were subsequently appointed as the Chairman and Chief Executive Officer, respectively, of American Life. Messrs. Minnich and Salem are control persons of Xenith. Information with regard to Messrs. Minnich and Salem is set forth in Item 10 – Directors, Executive Officers and Corporate Governance.

Also, upon closing of the Agreement, American Life entered into employment agreements with Messrs. Salem and Minnich and we entered into an amended and restated employment agreement with our President, Mark A. Oliver.

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

New Business Plan

Following the closing of the Agreement, we embarked on implementing our new business plan to leverage technology to create, sell and administer competitive life and annuity products through  independent marketing organizations (“IMO”) while reinsuring substantially all of the insurance policies we write with third-party reinsurers.

The Business Plan. We are currently implementing our plan to become a leading, technology-enabled, services-oriented, life and annuity insurance company, with complementary policy administration and asset management services. Our primary objective is to leverage the product-development and policy administration-capabilities and the “B++” (“Good”) A.M. Best rating of American Life to create and sell life and annuity products through IMOs while reinsuring substantially all of the insurance policies we write with third-party reinsurers. This strategy is commonly referred to as “fronting.” The IMOs we have under contract offer life and annuity products, infrastructure and other services to independent insurance agents. A key component of our plan is to reinsure substantially all of the policies we write with third-party reinsurers, who assume the financial risk of our insurance and annuity policies. In a typical reinsurance transaction, we earn up front ceding commissions from the reinsurer and policy administration fees. In some cases, we earn asset management fees from reinsurers for managing assets they set aside to meet their reinsurance obligations. Our reinsurance strategy helps alleviate American Life’s regulatory capital and surplus requirements because policies that are reinsured by third parties require less capital and surplus reserves than policies retained by us. See “Reinsurance” below for further discussion. We are currently selling a multi-year guaranteed annuity (“MYGA”) and a fixed index annuity (“FIA”) product through three IMOs.

We are seeking to create value through our ability to compete in the areas of:

•	life and annuity product innovation;
•	speed to market of new products;
•	competitive insurance rates and commissions;
•	streamlined customer and agent experience;
•	ease and efficient cost of doing business using our technology;
•	asset management for insurers and reinsurers; and
•	lower capital requirements through our use of reinsurance.

Technology. We have developed a modern technology platform that enables us to develop, sell and administer a broad range of life and annuity products. Functional implementation of the platform began in early 2019. We license key components of our technology from third-party software providers, including product development, new business, distribution management and policy administration modules that are hosted in the Amazon Web Services cloud. In addition, several core technology integrations were added, including document management, electronic application capability, secure log-ins and an agent and policyholder portal. Management believes this technology should result in cost effective product development, sales and administration as we scale up through increased product sales and management also believes it will also provide us with the ability to expand third party administrative services. We continue to refine the functionality of our technology on an ongoing basis.

2020 Plan. Our business objectives for 2020 are to develop additional insurance products in close consultation with our independent consulting actuary and IMOs that we believe have an in-depth understanding of the demands of the marketplace. Our goal is to create and adjust products quickly and cost effectively where we perceive (i) market demand, (ii) interest from IMOs and (iii) available reinsurance capacity. We may offer products exclusively through certain IMOs to develop specific products, giving the products a competitive advantage.

Reinsurance of our Legacy Insurance Business. In conjunction with implementing our new business plan, in late 2018 American Life closed a reinsurance agreement with Unified Life Insurance Company, an unaffiliated Texas insurance company. Terms of this agreement are described in our Current Report on Form 8‑K, filed with the SEC on November 16, 2018. In the transaction, American Life received net proceeds of $3.5 million and the reinsurer assumed substantially all of American Life’s existing life insurance and annuity policies. As of December 31, 2019, approximately 79% of the business had been converted from “coinsurance” to “assumption”, thereby relieving American Life from any contingent liabilities on that portion of the ceded policies. See “Reinsurance” below for further discussion.

Life and Annuity Insurance

Insurance Policies

We presently offer two products: the “American Classic,” a multi-year guaranteed annuity and the “American Select,” a fixed indexed annuity. We expect to expand our annuity product line and introduce other insurance products into the market in 2020, and thereafter in order to meet anticipated market demand. Any new insurance products we create must be filed with and approved by appropriate state insurance regulatory authorities before being sold.

Our MYGA product is a five-year single premium deferred individual annuity contract. The guaranteed minimum cash surrender value is 87.5% of the single premium, less any partial withdrawal amounts, and accumulated at the nonforfeiture interest rate of 1.0% annually. A market value adjustment (“MVA”) is applied to the contract value and/or partial withdrawal amounts during any surrender charge period and is based on changes in the MVA index rate. The MYGA currently includes an Enhanced Interest Credit Rider, an Enhanced Liquidity Rider, a Surrender Charge Waiver Rider, and an Enhanced Death Benefit Rider. American Life began selling this MYGA product in the first quarter of 2019 and plans to continue selling the MYGA product in 2020 and subsequent years.

Our FIA product is a long-term annuity product with an interest rate that is tied, in part, to a published stock market index. The FIA is a modified single premium with a minimum premium amount of $20,000. The guaranteed minimum cash surrender value is 87.5% of the single premium, less any partial withdrawal amounts, and accumulated at the nonforfeiture interest rate of 1.0% annually. A MVA is applied to the contract value and/or partial withdrawal amounts during any surrender charge period and is based on changes in the MVA index rate. The FIA product currently includes an Enhanced Liquidity Rider and an Enhanced Interest Credit Rider.  American Life began selling the FIA product in November of 2019 and plans to continue selling it in 2020 and subsequent years.

In conjunction with our MYGA product launch, we executed selling agreements with three national IMOs that contract with numerous independent agents. These organizations are responsible for recruiting and training independent agents, although American Life also requires each agent to complete general courses in anti-money laundering, annuity products and annuity suitability, along with a specific training class on our annuity products.

Our MYGA and FIA products were developed using the services of an independent qualified consulting actuary, Milliman, and we expect that any new products will utilize similar services. In addition to product development, Milliman serves as valuation actuary to American Life and also oversees its compliance and regulatory filings with various insurance regulatory authorities.

The table below outlines American Life’s MYGA and FIA premiums earned by quarter during 2019 on statutory accounting principles basis:

	MYGA	FIA
	Premium(1)	Premium(1)(2)
First quarter 2019	$8,292,617	$—
Second quarter 2019	29,946,263	—
Third quarter 2019	41,261,292	—
Fourth quarter 2019	66,247,565	15,616,831
Total issued as of December 31, 2019	$145,747,737	$15,616,831

(1)

Under statutory accounting principles, the MYGA and FIA premiums are treated as premium revenue.  Under Generally Accepted Accounting Principles (“GAAP”) these products are defined as deposit-type contracts; therefore, the premium revenue under statutory accounting principles is accounted under GAAP as deposit-type liabilities on our balance sheet and are never recognized in our income statement.

(2)	We began selling the FIA product in November 2019.

Depending on market demand, over time we expect to consider writing a wide variety of insurance products, including fixed deferred, fixed indexed and other annuities, in addition to life and Medicare supplemental insurance products. Using our technology based product development model, we believe we can generate new product sales quicker and with a relatively small capital outlay compared to traditional insurance carriers.

Reinsurance.

As indicated above, reinsurance is an integral part of our new business plan.  We expect to reinsure substantially all of our new insurance policies with a variety of third party reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees.  Under these reinsurance agreements, we expect there will be a monthly or quarterly settlement of premiums, claims, surrenders, collateral and other administration fees. We believe this will help preserve American Life’s capital while supporting its growth because American Life has lower capital requirements when its business is reinsured due to lower overall financial exposure versus retaining the insurance policy business itself.

There are two main categories of reinsurance transactions: 1) “indemnity,” where we cede a portion of our risk but retain the legal responsibility to our policyholders should our reinsurers not meet their financial obligations; and 2) “assumption,” where we transfer the risk and legal responsibilities to the reinsurers.  The reinsurers are required to acquire the appropriate regulatory and policyholder approvals to convert indemnity policies to assumption policies.

Our reinsurers may be domestic or foreign capital markets investors or traditional reinsurance companies seeking to assume U.S. insurance business. We plan to mitigate the credit risk relating to reinsurers generally by requiring other financial commitments from the reinsurers to secure the reinsured risks (such as posting substantial collateral). It should be noted that under indemnity reinsurance agreements American Life remains exposed to the credit risk of its reinsurers. If one or more reinsurers becomes insolvent or is otherwise unable or unwilling to pay claims under the terms of the applicable reinsurance agreement, American Life retains legal responsibility to pay policyholder claims, which, in such event would likely materially and adversely affect the capital and surplus of American Life.

Some reinsurers are not and may not be “accredited” or qualified as reinsurers under Nebraska Law. In order to enter into reinsurance agreements with such reinsurers and to reduce potential credit risk, American Life may hold a deposit or withhold funds from the reinsurer or require the reinsurer to maintain a trust that holds assets backing up the reinsurer’s obligation to pay claims on the business it assumes. The reinsurer may also appoint an investment manager for such funds, which is some cases may be our investment adviser subsidiary, 1505 Capital, to manage these assets pursuant to guidelines adopted by us that are consistent with state investment statutes and reinsurance regulations.

American Life currently has five reinsurance agreements in effect and has earned ceding commissions on four out of those agreements in the last two years.  See Note 10 to the consolidated financial statements in this report for further information on each of our reinsurance agreements.

The table below shows the ceding commissions earned on the four most recent reinsurances transaction where American Life is earning ceding commissions on a statutory accounting principles basis:

		Ceding Commission on Effective Date(2)			Earned as of the year ended December 31, 2019
Reinsurer	Effective Date of Transaction	Gross Ceding Commission	Earned Income	Deferred Ceding Commission	Ceding Commission	Expense Allowances(1)
US Alliance Life and Security Company	September 30, 2017	$1,850,000	$629,000	$1,221,000	$61,050	$—
Unified Life Insurance Company	July 1, 2018	3,500,000	735,000	2,765,000	2,172,108	—
Ironbound Reinsurance Company Limited	July 25, 2019	—	—	—	4,843,120	4,734,926
SDA Annuity & Life Re	November 5, 2019	—	—	—	996,701	1,734,184
		$5,350,000	$1,364,000	$3,986,000	$8,072,979	$6,469,110

(1)	Includes: acquisition and administrative expenses, commission expense allowance and product development fees.
(2)

These reinsurance transactions received gross ceding commissions on the effective dates of the transaction. Of the gross amount $1,364,000 was recognized as earned in the year of the treaty with the remaining deferred and amortized over the lifetime of the blocks of business.

The table below shows the ceding commissions earned on each reinsurance transaction on a GAAP accounting basis:

		Ceding Commission on Effective Date			For the Year Ended December 31, 2019
Reinsurer	Effective Date of Transaction	Gross Ceding Commission	GAAP Reserve Adjustments	Deferred Ceding Commission	Gross Ceding Commission	Expense Allowances(1)	Commissions and Aquisition Expenses	Net Deferred Ceding Commission(2)	Earned Ceding Commission
US Alliance Life and Security Company(3)	September 30, 2017	$1,850,000	$882,479	$967,521	$—	$—	$—	$858,675	$48,376
Unified Life Insurance Company(3)	July 1, 2018	3,500,000	735,000	2,765,000	—	—	—	582,894	2,423,776
Ironbound Reinsurance Company Limited(4)	July 25, 2019	-	-	-	4,843,120	4,734,926	4,469,363	5,060,359	125,635
SDA Annuity & Life Re(4)	November 5, 2019	-	-	-	996,701	1,734,184	1,636,920	1,076,267	46,014
		$5,350,000	$1,617,479	$3,732,521	$5,839,821	$6,469,110	$6,106,283	$7,578,195	$2,643,801

(1)	Includes: acquisition and administrative expenses, commission expense allowance and product development fees.
(2)

The amounts shown as net deferred ceding commissions on December 31, 2019 represent the gross ceding commissions plus the expense allowances minus the commission and acquisition expenses plus interest expense of $105,627 minus the earned ceding commission of $171,649.

(3)

These reinsurance transactions received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and VOBA related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.

(4)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (2) above.

Under statutory accounting principles, the ceding commission on the US Alliance Life and Security Company  (“US Alliance”) and the Unified Life Insurance Company (“Unified”) reinsurance transactions were accounted for as additions to surplus that will be amortized into income over the estimated life of the transferred blocks of business. The GAAP treatment for the ceding commission was to defer it to the balance sheet and amortize it over the expected life of the closed blocks of business. The US Alliance reinsurance agreement was an indemnity contract and the Unified reinsurance agreement is assumptive through policyholder approval on a policy-by-policy basis.  As of December 31, 2019, 79% of the business under the Unified agreement had been converted from the indemnity to assumed category.

The Ironbound Reinsurance Company Limited “(Ironbound”) and the SDA Annuity & Life Re (“SDA”) reinsurance agreements relate to our MYGA and FIA products. Under statutory accounting principles the ceding commissions under these agreements are earned and immediately recognized in the income statement of American Life.

Under GAAP, however, the ceding commissions received are not earned immediately but are recorded as a deferred liability and recognized as revenue over the estimated lives of the reinsured policies.  Under GAAP, the ceding commission received for the US Alliance and Unified transactions first reduced deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) on the related blocks of business, and the remainder was recorded as a liability to be recognized as revenue over the estimated lives of the contracts.  The allowance earned on the Ironbound and the SDA contracts first reduced the effect of the capitalization of new business expense deferred and the remainder was classified as a liability similar to the ceding commission earned and is being recognized as revenue over the same period that American Life established to amortize the DAC balance.

Underwriting and Suitability.

Our current annuity products have limited mortality and morbidity risk compared to traditional life insurance products, therefore, our focus is based on applicability and suitability of annuity products for the client. We have worked with Milliman, MVP Advisors and Regulatory Insurance Advisors, LLC to develop appropriate suitability guidelines to evaluate the: (i) purpose for a client’s selection of a product, (ii)  financial resources of the client/owner, (iii)  age of the client, (iv) effect on liquidity of a client, (v)  duration of the product and (vi)  overall fit for the client. This information is captured through a questionnaire completed with a policy application that undergoes review at the IMOs and at American Life’s home office. Final determinations regarding suitability are made by American Life’s home office staff.

Competition.

The life and annuity insurance industry is highly competitive. Many of the life insurance companies authorized to do business in states where we conduct business are well-established companies with good reputations that offer broader lines of insurance products, have larger selling organizations, and possess significantly greater financial and human resources than Midwest and American Life.

Although we face significant competition on a product-by-product basis, we believe our business model, coupled with our relationships with IMOs, allows us to compete for insurance business due to our use of technology and small size, which we believe enables us to be nimble and adapt rapidly to changing insurance market conditions. Further, American Life received a rating of B++ from A.M. Best in 2019 and 2018, which we believe is a prerequisite to attract IMOs to offer our insurance products.

Geographic Distribution.

American Life is licensed to sell, underwrite, and market life insurance and annuity products in 15 states and is actively seeking to expand its licenses in additional states.

Accounting.

Our operating results in this report are reported in accordance with GAAP for stock life insurance companies, although American Life also prepares financial statements – and primarily manages its business – in accordance with statutory principles as adopted in its state of domicile, Nebraska. Statutory accounting has many significant differences compared to GAAP. For example, the incremental ceding commissions earned by American Life through reinsurance of new business, which are amortized under GAAP, are deemed to be earned immediately under statutory accounting principles.

Investments.

The type and amount of investments that can be made by a life insurance company are specifically controlled by applicable state statutes and rules and regulations of the respective state departments of insurance. American Life has adopted investment policies in compliance with the insurance laws of the State of Nebraska.

American Life has a long-term investment policy aimed at protecting capital and earning risk adjusted returns while insuring compliance with Nebraska’s insurance investment laws. Our investments are managed by 1505 Capital, who has many years of asset management experience.

On April 2, 2019, we purchased a 51% ownership in 1505 Capital, a Delaware limited liability company, which was established in 2018 to provide investment advisory and management services to primarily U.S. insurance clients. 1505 Capital has been engaged as the investment advisor for American Life, Ironbound and SDA through investment management agreements that contain investment guidelines.  Such agreements have been approved by insurance regulatory authorities as required.

Reserves.

American Life establishes as liabilities actuarially computed reserves to meet the obligations on the policies it writes, in accordance with the insurance laws and the regulations of Nebraska, for statutory accounting and GAAP. Reserves, whether calculated under statutory accounting practices prescribed by various state insurance regulators or GAAP, do not represent an exact calculation of exposure, but instead represent our good faith estimates based on the relevant basis of accounting, generally involving actuarial projections, of what we expect claims will be based on mortality, longevity and lapse assumptions. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued and are applied against policy in force amounts. The National Association of Insurance Commissioners (“NAIC”) has adopted new reserve rules to be used for statutory accounting. As of May 3, 2019, 50 jurisdictions adopted the revised model laws. The new method, referred to as Principle-Based Reserving (“PBR”) replaces the current formula approach on determining policy reserves to an approach that reflects the risk of highly complex products.

American Life did not report life insurance reserves on a PBR basis at December 31, 2019, and is deferring to implement under the transitional rules stated in Section II of the Valuation Manual until January 1, 2020 for new policies written. We believe that PBR should not impact us until we introduce traditional life insurance products to our line of business.

Regulation.

American Life is subject to the regulation, supervision, and examination of the insurance regulatory authorities of Nebraska, and other state insurance regulators where it is licensed to do business. This regulation is primarily for the benefit of policyholders rather than shareholders. The insurance regulators possess broad administrative powers, including the power to grant and revoke licenses to transact business, approve the form of insurance contracts, regulate capital requirements, regulate the character of permitted investments, and require deposits for the protection of investments. Applicable insurance laws require the filing of a detailed annual report with the department of insurance in each state American Life is licensed to do business.

As the holder of a controlling interest in American Life, Midwest is also subject to regulation as an insurance holding company system under the insurance laws of the state of Nebraska, which generally provide for restrictions on a change in control of the insurance holding company, require the filing of certain reports with the Nebraska Department of Insurance, and limit the amount of dividends which may be received by us from American Life.

Financial Reform.

Enacted in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) reshapes U.S. financial regulations by creating new regulators, regulating new markets and firms, and providing enhanced enforcement powers to regulators. Virtually all major areas of the Dodd-Frank Act are subject to regulatory interpretation and implementation rules requiring rulemaking. We do not believe that the provisions of the Dodd-Frank Act or the regulations promulgated thereunder have a material adverse impact on our consolidated financial results or financial condition.

Tax Reform.

U.S. tax legislation, Tax Cuts and Jobs Act (“New Tax Act”), was enacted on December 22, 2017. The New Tax Act made fundamental changes to the U.S. Internal Revenue Code that impacted the Company. The primary impact on our 2018 financial results was associated with the effect of reducing the U.S. statutory tax rate from 35% to 21% which required us to remeasure our deferred tax assets and liabilities using the lower rate at December 22, 2017, the date of enactment. Other provisions of the New Tax Act that will impact us, include, but are not limited to: 1) provisions reducing the dividends received deduction; 2) eliminating the corporate alternative minimum tax (“AMT”); 3) changing the rules regarding use of net operating losses; and 4) changing the way in which tax reserves will be measured. To date this Act has not had a material adverse effect on us.

Employees

As of December 31, 2019 we had 24 full-time employees. Our insurance sales are made through independent agents selling through third-party IMOs.

Third-Party Services

As a small part of our business over the past several years we have provided third party administrative services (“TPA”) to insurance providers. As part of our new business plan we expect to seek to expand this area of our business through leveraging our technology infrastructure and expertise in seeking to provide specialty administration services to other insurers. In 2019 we provided limited TPA services to one unaffiliated customer.

Available Information

Our principal executive offices are located at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506. Our telephone number is (402) 489‑8266. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at

1‑800‑SEC‑0330 (1‑800‑732‑0330). The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Recent Developments

We continue to closely monitor developments related to the coronavirus (COVID-19) outbreak to assess any potential impact on our business. We currently do not anticipate that this outbreak will have a material impact on our results of operations, financial condition or liquidity; however, due to the evolving and highly uncertain nature of this event, it currently is not possible to provide an estimate of potential insurance or reinsurance exposure or the indirect effects the outbreak may have on our results of operations, financial condition or liquidity.

ITEM 1A. RISK FACTORS.

We face many significant risks in the operation of our business and may face significant unforeseen risks as well. It should be noted that in the second half of 2018 we embarked upon a new business plan and therefore we face all of the risks of doing business with a new model in which we do not have a significant amount of operating experience. The material risks of this new business plan are set forth below, but there may be additional risks that we do not anticipate, which could materially adversely affect our results of operation and financial condition. An investment in our voting common stock should be considered speculative.

Business Risks

Catastrophes May Adversely Impact Liabilities for Policyholder Claims and Reinsurance Availability

Claims resulting from catastrophic events could harm our financial results, profitability, and financial condition. Catastrophic events could impact our life and annuity business by significantly impacting our assumptions as to mortality, morbidity and other rates, as well as product sales. Catastrophic events may also reduce economic activity in affected areas, which could harm our prospects for new business.

Major public health issues, such as a pandemic (e.g. the novel coronavirus COVID-19) or other event that causes a large number of illnesses or deaths, could harm our insurance operations and have a major impact on the global economy and financial markets. Governmental and non-governmental organizations may not effectively combat the spread and severity of such a pandemic, increasing their harm to our insureds. An event that affects one or more of our customers could increase our mortality or morbidity claims and cause unanticipated financial strain on our insureds as well as increase the cost of reinsurance to us and decrease the availability of reinsurance, which could in turn harm our business, results of operations or financial condition.

Our strategy to reinsure substantially all of the insurance and annuity policies we write may not be successful.

As part of our new business plan, American Life intends to cede most of its insurance and annuity policies to other unaffiliated insurance companies through reinsurance agreements. However, American Life will remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by the reinsurer. The failure of any one of American Life’s reinsurers would have a material adverse economic effect on American Life and the value of our voting common stock would likely decline significantly as well. Thus, it is critical for us that we adequately assess the financial strength of our reinsurers on an ongoing basis. If we fail to adequately assess payment risk relating to our reinsurers, we could be faced with severe economic consequences in the event any reinsurer does not meet its financial obligations to the policyholders of policies that we cede to the reinsurer. Also, we expect that in the first years of our new business plan’s implementation we will have a concentrated group of reinsurers, which will heighten the risks we face should any reinsurer not meet its obligations to insureds who purchase insurance products from us. In addition, under certain reinsurance agreements, a reinsurer may reduce the ceding commission it pays American Life for reinsurance. If the ceding commissions from reinsurance were to decrease with respect to policies for which American Life has guaranteed the revenue, American Life could be adversely affected, which would in turn adversely affect our results of operations and financial condition.

Our new business plan may not be successful.

As indicated above in this Item 1, in mid‑2018 we embarked upon our new business plan, seeking to become a leading, technology-enabled, services-oriented insurance company. Our business plan provides that we will seek to leverage American Life and its technology, product-development and administration capabilities to distribute insurance products through third party marketing organizations. As part of this plan, American Life has obtained a “B++” (“Good”) A.M. Best Rating and will seek to become licensed to sell insurance in additional states in 2020. We cannot assure you that our new business plan will achieve economic success and we anticipate implementation of our new business plan will take place over several years. If our results do not achieve economic success, the value of an investment in our voting common stock will deteriorate substantially. Some of these material risks include market non-acceptance of our new products, non-acceptance of our products by our independent third party marketing organizations (“IMOs”), shortcomings or failures in our technology or encountering other problems that we may not be able to overcome and unforeseen difficulties obtaining financially capable reinsurance providers with respect to our products.

We have limited operating history under our new business plan.

We have a limited operating history under our new business plan. We face all of the risks inherent in establishing an unseasoned business, including limited capital, uncertain product markets, possible lack of market acceptance of new insurance products and corresponding lack of significant revenues, as well as fierce competition from better capitalized and more seasoned companies with respect to any insurance products we may seek to distribute. We have no control over general economic conditions, competitors’ products or their pricing, customer demand and limited control over necessary costs of marketing in seeking to build and expand our new business. There can be no assurance that our proposed insurance activities will be economically successful or result in any significant revenues to the extent that we achieve profits and, the likelihood of any success must be considered in light of our lack of operating history under our new business plan and our limited capital. The lack of a seasoned operating history makes it difficult to predict our future revenues or results of operations.

Our plans to utilize IMOs could face several difficulties that could adversely affect our results of operations and financial condition.

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

A significant part of our new business plan is expanding the ability of American Life to sell insurance in substantially more states. At present, American Life is licensed to sell insurance in 15 states. In 2020 and subsequent years, we intend to seek to expand to additional states. We cannot assure you that these efforts will be successful, to the extent they are not, our ability to achieve product scale and significant sales will be significantly adversely affected. Our results of operations and future prospects will in turn be adversely affected.

Our new insurance products and other products we may develop may not achieve market penetration.

As discussed elsewhere in this report, we are embarking on a new marketing strategy initially focused on the sale of MYGA and FIA products through IMOs. These products may not achieve market acceptance or penetration to any meaningful degree, and any significant sales of these products cannot be assured, nor can we assure that any other insurance products we attempt to sell will achieve any degree of marketing success. We are seeking to streamline the costs of developing and placing insurance products into the marketplace to be sold by IMOs. We may encounter unexpected development costs or lack of IMO acceptance of our products, in which case our financial results would be disappointing.

We have experienced significant operating losses and may not be able to reverse them in the foreseeable future.

We commenced our new business plan in mid‑2018 and introduced our first annuity products in 2019 which are being marketed by three IMOs. We made progress towards profitability on a GAAP basis in 2019; however, there can be no assurance of future profitability. Because ceding commissions from reinsurance are amortized over their life, we expect several years of insurance policy sales growth will be necessary until we achieve net income. There can be no assurance that our new business plan will lead to profitability.

We are highly dependent upon Mike Minnich, A. Michael Salem and Mark A. Oliver, and the loss of any of these officers could materially and adversely affect our business.

Our ability to operate successfully is dependent primarily upon the efforts of Mike Minnich, A. Michael Salem, and Mark A. Oliver, executive officers of American Life. The loss of the services of any of these individuals could have a material adverse effect on our ability to pursue our business and the business of American Life. We have “at will” employment agreements with all three of these individuals. We have limited “key man” life insurance on Messrs. Mike Minnich and A. Michael Salem.

American Life may encounter regulatory difficulties or fail as a result of being inadequately capitalized.

American Life must have adequate capital and surplus capital, calculated in accordance with statutory accounting principles prescribed by state insurance regulatory authorities to meet regulatory requirements in Nebraska, the state of domicile of American Life. It had approximately $19.5 million of capital and surplus (based upon statutory accounting principles) at December 31, 2019. Because we have embarked upon a new business plan that seeks to write new insurance business and cede the risk to third party reinsurers, the Nebraska Department of Insurance may require additional amounts of capital and surplus to support the business of American Life going forward. The amount of capital and surplus of American Life ultimately required will be based on certain “risk-based capital” standards established by statute and regulation administered by the Nebraska Department of Insurance. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with statutory accounting principles, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by reviewing certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If American Life fails to maintain required capital levels, in accordance with the “risk-based capital” system, its ability to conduct business would be compromised and our ability to expand our insurance business would be significantly reduced absent a prompt infusion of capital into American Life.

Midwest is a holding company and has no ability to generate revenues other than payments from American Life.

Midwest is a holding company whose principal operating subsidiary is American Life. Midwest depends primarily on reimbursement of costs from American Life and has no other significant source of revenue except American Life. Our change in control that occurred in 2018 with the infusion of capital from Xenith discussed above may not provide adequate long-term financing to support our contemplated expansion of American Life’s business or any continued reimbursements to Midwest. If there is not a substantial expansion of American Life’s business, it may not be able to provide funds to Midwest to enable Midwest to meet its obligations.

The insurance industry is subject to numerous laws and regulations, and compliance costs and/or changes in the regulatory environment that could adversely affect our business.

Our insurance operations are subject to government regulation in each of the states in which we conduct business. Such regulatory authority is vested in state agencies which have broad administrative power dealing with all aspects of the insurance business, including premium rates, policy forms, and capital adequacy, and which are concerned primarily with the protection of policyholders rather than shareholders. The NAIC and state insurance regulators reexamine existing laws and regulations on an ongoing basis, and focus on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. Future NAIC initiatives, and other regulatory changes, could have a material adverse impact on our insurance business. There can be no assurance that American Life will be able to satisfy the regulatory requirements of the Nebraska Department of Insurance or a similar department in any other state in which it may wish to transact business. It should be noted that a significant component of our new business plan is to reinsure substantially all of our new insurance business. It should be assumed that state regulators will monitor carefully the financial strength of any third party reinsurance company and in certain instances may require that sufficient funds be reserved by us in order to alleviate risks associated with reinsurers being unable to meet their financial commitments in the case of claims on insurance policies with a reinsurer. This oversight may result in our operations being less economically successful than we anticipate and could adversely affect the result of operations and therefore the value of your investment in Midwest.

Individual state guaranty associations assess insurance companies to pay benefits to policyholders of insolvent or failed insurance companies. The impact of such assessments may be partly offset by credits against future state premium taxes. We cannot predict the amount of any future assessments, nor have we attempted to estimate the amount of assessments to be made from known insolvencies.

Our investment adviser subsidiary is subject to numerous laws and regulations with substantial compliance costs.

Our majority owned investment adviser subsidiary, 1505 Capital, is subject to substantial regulation. It is registered with the SEC as an investment adviser and is required to file detailed reports with the SEC concerning its business. It is also subject to the Investment Advisers Act of 1940 as well as other state securities laws regarding the conduct of its business. Compliance with these regulations is time consuming and is a burden on the operations of the subsidiary. It is also subject to examination by the SEC. There can be no assurance that the investment adviser subsidiary will not be adversely affected by the results of any examination.

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

American Life competes with up to 775 other life insurance companies in the United States. Most of these companies have greater financial resources, longer business histories, and more diversified lines of insurance coverage than American Life. These larger companies also generally have large sales forces. We also face competition from direct mail and email sales marketers.

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

Liabilities established for future life insurance policy benefits are based upon a number of factors, including certain assumptions, such as mortality, morbidity, lapse rates and crediting rates. Unforeseen events like epidemics or pandemics could arise and have an adverse effect on our assumptions as to morbidity and mortality. If we underestimate future policy benefits, we would incur additional expenses at the time we become aware of the inadequacy. As a result, our losses would increase and our ability to achieve profits would suffer.

Fluctuations in interest rates could adversely affect our business.

Interest rate fluctuations could impair an insurance company’s ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources. Our annuity products expose us to the risk that changes in interest rates will reduce any spread, or the difference between the amounts that American Life is required to pay under the contracts and the amounts American Life is able to earn on its investments intended to support its obligations under the contracts. Spread is a key component of net revenues.

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

Increases in market interest rates may also negatively affect profitability. In periods of increasing interest rates, we may not be able to replace invested assets with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. American Life, therefore, may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing annuity contracts.

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

Congress has from time to time considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. This and similar legislation, including a simplified “flat tax” income tax structure with an exemption from taxation for investment income, could adversely affect the sale of life insurance and annuities compared with other financial products if such legislation were to be enacted. Plus, we could be unable to attract reinsurance capital. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products that we and our operating subsidiary develops.

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

Compliance with insurance regulation by us is costly and time consuming. Insurance companies in the U.S. are subject to extensive regulation in the states where they do business. This regulation primarily protects policyholders rather than shareholders. The regulations require:

•	prior approval of acquisitions of insurance companies;
•	certain solvency standards;

•	licensing of insurers and their agents;
•	investment limitations;
•	deposits of securities for the benefit of policyholders;
•	approval of policy forms and premium rates;
•	periodic examinations; and
•	reserves for unearned premiums, losses and other matters.

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

Security breaches or interference with our technology infrastructure could harm our business.

Our new business plan is highly dependent upon technology systems and networks to conduct our business. Maintaining the integrity of our technology is critical to the success of our business operations, including product development, insurance policy sales, oversight, financial reporting and analysis and to the protection of our proprietary information and our clients’ personal information. Any failures by our technology or future security breaches or interference to our technology systems that may occur in the future could have a material adverse impact on our business. Moreover, any unauthorized access to or the disclosure or loss of our proprietary information or our clients’ personal information may result in legal claims, damage to reputation, the incurrence of costs to eliminate or mitigate further exposure, or other damage to our business. Despite measures taken to address and mitigate these risks, we cannot assure that our systems and networks will not be subject to breaches or interference. We maintain insurance for data breaches seeking to cover the cost of any such breach, but such insurance may not be adequate to cover all liabilities resulting from data breaches.

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

We may at some time pursue acquisitions of insurance related companies. If we were to pursue acquisitions, we would compete with other companies, most of which have greater financial and other resources than us. Further, if we were to succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected because:

•	some of the acquired businesses may not achieve anticipated revenues, earnings or cash flows;
•	we may have to assume liabilities that were not disclosed or exceed estimates;
•	we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational and other benefits in a timely manner;
•	acquisitions could disrupt our on-going business, distract our management and divert our financial and human resources;
•	we may experience difficulties operating in markets in which we have no or only limited direct experience; and
•	of the potential for loss of customers and key employees of any acquired company.

Company Stock Ownership Risks

Ownership of shares of Midwest voting common stock involves substantial risk, and the entire value of those shares may be lost.

Shares of our voting common stock constitute a high-risk, speculative investment in a business that has incurred substantial losses to date and expects to continue to incur substantial losses in the foreseeable future. No assurance can be given that any of the potential benefits envisioned by our new business plan will prove to be available to our shareholders, nor can any assurance be given as to the financial return, if any, which may result from ownership of our voting common shares. The entire value of your shares of Midwest voting common stock may be lost.

The Xenith Transaction has resulted in a change of control and stock ownership.

Xenith controls our Company and other shareholders have little ability to effect the Company’s decision making. Xenith owns over 98% of our issued and outstanding shares of voting common stock, and other shareholders own only 2% of our voting common stock. As a result, any possible appreciation in the value of our voting common stock will accrue only to the extent of 2% to our pre-Xenith shareholders.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our voting common stock was listed on the OTCQB as of mid‑2016 under the ticker symbol: MDWT. Our shares do not actively trade. As of March 12, 2020, we had issued and outstanding 1,023,408,553 shares of our voting common stock.

The following table shows the high and low bid prices of our voting common stock as reported by the OTCQB. This reported information does not constitute an established trading market and does not necessarily reflect actual transactions. Any trading in our voting common stock has been limited, volatile and sporadic.

		Bid Price
Period	Year	High	Low
First Quarter	2018	$0.08	$0.02
Second Quarter	2018	0.10	0.04
Third Quarter	2018	0.04	0.02
Fourth Quarter	2018	0.06	0.02

First Quarter	2019	0.15	0.05
Second Quarter	2019	0.06	0.05
Third Quarter	2019	0.06	0.03
Fourth Quarter	2019	0.10	0.03

Holders of Record

As of March 1, 2020, there were approximately 10,000 holders of record of our voting common stock.

Dividends

We have not paid cash dividends on our voting common stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we intend to retain any future earnings for reinvestment in our business.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information regarding options granted to our employees, including officers, under our stock incentive plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a))
	(a)	(b)	(c)

Equity compensation plan approved by security holders – options to purchase voting common stock	8,950,000	$0.05	42,050,000

Equity compensation plan not approved by security holders	—	-	—

Total	8,950,000	$0.05	42,050,000

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “intends,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, many of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” above.

All such forward-looking statements speak only as of the date of this Form 10‑K. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statements are based.

Overview

We were formed on October 31, 2003 for the primary purpose of becoming a financial services company. We have two subsidiaries that we operate our business through: 1) American Life, a Nebraska-domiciled life insurance company and 2) 1505 Capital, a Delaware limited liability company in which we own a 51% interest and which provides investment advisory and related asset management services. In 2009, American Life was issued a certificate of authority to conduct life insurance business in Nebraska. We have incurred losses since inception that resulted primarily from costs incurred while raising capital and establishing and operating American Life and other entities.

On June 28, 2018 we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). Xenith is a wholly controlled subsidiary of Vespoint LLC, a Delaware limited liability company (“Vespoint”), which is also the manager of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these three companies is a private investment company; they are controlled by Michael Minnich and A. Michael Salem, who are Co-Chief Executive Officers of Vespoint and executive officers and directors of Midwest and American Life.

The terms and conditions of the Agreement are described in our Current Report on Form 8‑K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2018. The Agreement was filed as an exhibit to the referenced Current Report on Form 8‑K.

At the closing of the Agreement, we issued 1,500,000 shares of newly created Series C Convertible Preferred Stock (“Series C Preferred Stock”) to Xenith for $1,500,000, which was ranked senior to our voting common stock on liquidation with a preference of $1.00 per share. Annual dividends of 8% of the Series C Preferred Stock liquidation preference were payable by us. Prior to conversion on June 18, 2019, and at any time after June 28, 2025, Xenith could have required us to redeem the Series C Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever was greater. The Preferred Stock voted along with the voting common stock on an “as converted” basis. Also, holders of Preferred Stock voting as a separate Series were entitled to elect five of the Company’s eight members of its Board of Directors. On June 18, 2019, all of the Series C Preferred Stock shares were converted, at Xenith’s election, into 72,854,474 shares of our voting common stock at approximately $0.02 per share. All accrued dividends were waived.

Also, at closing of the Agreement, Xenith loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with cash interest of 4% per annum payable quarterly and accrued interest of another 4% per annum payable upon maturity. The loan was converted by Xenith into an aggregate 29,141,790 voting common shares on June 18, 2019.

The Agreement further provided that Xenith could loan up to an additional $23,500,000 to Midwest. Any loans made by Xenith under this election could also to be converted into voting common stock at the price of $0.02 per share. Xenith loaned an additional $18,500,000 in the fourth quarter of 2018 following the amendment of the Midwest Articles of Incorporation to increase its authorized voting common shares to 1,970,000,000. The additional loans were converted, at Xenith’s election, into 898,538,525 shares of our voting common stock on June 18, 2019. All interest on the notes through June 18, 2019, was waived and was accounted for as a capital contribution to Midwest.

The table below summarize the foregoing conversion of preferred stock and loans:

		Shares of Voting
	Loan	Common Stock into
	Principal	which Loans Were
Date of Loan and Preferred Stock	Amount	Converted	Conversion Date
June 28, 2018	$500,000	24,284,825	June 18, 2019

June 28, 2018	100,000	4,856,965	June 18, 2019

October 10, 2018	1,000,000	48,569,650	June 18, 2019

December 7, 2018	17,500,000	849,968,875	June 18, 2019

June 28, 2018	1,500,000	72,854,474	June 18, 2019

Total	$20,600,000	1,000,534,789

Of the funds received from Xenith, we contributed $20,500,000 to American Life through capital contributions. See Note 3. – Change in Control in the Notes to Consolidated Financial Statements in this report.

Following the closing of the Agreement, we began implementation of a new business plan whose primary purpose is to leverage technology and reinsurance to distribute competitive insurance products through third-party marketing organizations.

The Business Plan.

In 2018, subsequent to the change in control described above, we embarked upon our new business plan to become a leading, capital efficient, technology-enabled, services-oriented life and annuity fronting insurance company. Our objective is to leverage American Life, and our ancillary services business, to create and sell life and annuity products through third party independent marketing organizations using third-party reinsurance as the primary form of capital to support our growth and to bear the financial risk associated with out insurance products. Our targeted third party field marketing organizations offer products, infrastructure and other services to independent insurance agents across the United States. Although we may retain some business, we expect third-party reinsurers to ultimately assume substantially all of the insurance risk on our business through reinsurance agreements. In connection with these arrangements we will earn ceding fees from the reinsurers. We currently offer multi-year guaranteed annuity (“MYGA”) and fixed index annuity (“FIA”) through three independent marketing organizations.

Our operating goals are to create value through our ability to compete in the areas of:

•	life and annuity product innovation;
•	speed to market of new products;
•	competitive insurance rates and commissions;
•	streamlined customer and agent experience;

•	ease and efficient cost of doing business using our technology;
•	asset management for insurers and reinsurers; and
•	lower capital requirements through our use of reinsurance.

Technology: As an integral part of our new business plan, American Life implemented and integrated a modern technology platform designed to facilitate our business activities. American Life contracted with a third-party software company to license a new policy administration system known as “FAST,” an end-to-end product development, new business, distribution, management and policy administration platform that utilizes state-of-the-art technology that American Life hosts in the Amazon Web Services cloud. Functional implementation was completed in November 2018, and testing completed in January 2019. In addition, several core technology integrations were added, including document management, electronic application capability, secure log-ins and an agent and policyholder portal. Management believes this new technology should enhance cost effective product sales and development and policy administration as we scale up, as well as provide American Life with the ability to seek to expand its third party administrative services (which were a minor part of our legacy business) in the future.

American Life is licensed to sell, underwrite, and market life insurance and annuity products in 15 states and is seeking to expand its licenses in additional states in 2020.

Balance Sheet with Converted Preferred Stock and Notes

Below is a table showing the effect on stockholders’ equity if all the preferred convertible shares and convertible notes were converted as of year ended December 31, 2018. Conversions of the preferred stock and notes occurred on June 18, 2019 and are therefore reflected in the balance sheet as of December 31, 2019 included in Item 8 of this report.

			Notes and Preferred
			Stock if Converted
	December 31, 2018	Conversion	December 31, 2018
Assets
Invested assets	$17,428,026	$—	$17,428,026
Cash	2,832,567	—	2,832,567
Amounts recoverable from reinsurers	23,100,644	—	23,100,644
Other assets	1,600,876	—	1,600,876
Assets associated with business held for sale	20,937,071	—	20,937,071
	$65,899,184	$—	$65,899,184
Liabilities and Stockholders’ Equity
Liabilities:
Policyholder liabilities	$23,518,857	$—	$23,518,857
Accounts payable and accrued expenses	1,125,840	—	1,125,840
Notes payable	18,938,705	(18,938,705)	—
Deferred gain on coinsurance transactions	3,899,999	—	3,899,999
Liabilities associated with business held for sale	21,052,733	—	21,052,733
	68,536,134	(18,938,705)	49,597,429
Mezzanine Equity
Preferred stock	1,500,000	(1,500,000)	—
Stockholders’ Equity:
Common stock, $0.001 par value	22,874	1,000,639	1,023,513
Additional paid-in capital	33,006,242	19,599,361	52,605,603
Accumulated deficit	(35,348,052)	(161,295)	(35,509,347)
Accumulated other comprehensive loss	(1,818,014)	—	(1,818,014)
Total stockholders’ (deficit) equity	(4,136,950)	20,438,705	16,301,755
Total liabilities, mezzanine and stockholders’ (deficit) equity	$65,899,184	$—	$65,899,184

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. A detailed discussion of significant accounting policies is provided in this report in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Valuation of Investments

The type and amount of investments that can be made by a life insurance company are specifically controlled by applicable state statutes and rules and regulations of the respective state departments of insurance. American Life has adopted investment policies in compliance with the insurance laws of the State of Nebraska.

American Life has a long-term investment policy aimed at protecting capital and earning attractive risk adjusted returns while maintaining compliance with Nebraska’s insurance investment laws. Our investments are managed by our senior management team, who have many years of asset management experience. Trades are cleared through a common broker after competitive prices are solicited.

On April 2, 2019, we obtained a 51% ownership in 1505 Capital, a Delaware limited liability company, that was established in 2018 to provide financial and investment advisory and management services to clients and related investment, trading and financial activities. 1505 Capital has been engaged as the financial advisor for American Life, Ironbound and SDA.

Our investment portfolio has expanded in 2019 to include a broader class of fixed maturities (including collateralized loan obligations, corporate, asset-backed and mortgage-backed securities), mortgage loans, derivatives and other investments. Fixed maturities, which are classified as available-for-sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Mortgage loans are carried and book value which is also used for their fair value in the consolidated balance sheets.  Derivatives are carried at fair market value with the realized gains or losses recorded in realized gains (losses) on the comprehensive income statement. We utilize external independent third-party pricing services to determine the fair values on investment securities available-for-sale. We have processes, and controls in place to review prices received from service providers for reasonableness and unusual fluctuations in prices. In the event that a price is not available from a third-party pricing service, we pursue external pricing from brokers. Generally, we pursue and utilize only one broker quote per security. In doing so, we solicit only brokers which have previously demonstrated knowledge and experience of the subject security.

The Company frequently reviews its investment portfolio for declines in the fair value.  The Company’s process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several facts. These factors included (i) the timer period and extent to which the fair value has been less than the amortized cost basis, b) adverse conditions specifically related to the security, industry of geographic are, c) the historical and implied volatility of the fair value of the security, d) payment structure of the security, e) failure of issuer of the security to make interest payments, f) changes to the rating of the security, and g) possible recoveries or additional declines in the fair value after the balance sheet date.

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

Our indefinite-lived intangible assets consist of American Life’s state licenses. We compared the carrying value to the current costs of obtaining licenses in those states. As of December 31, 2019, the sum of the fair value of those licenses exceeded the carrying value of the indefinite-lived intangible assets. The assumptions and estimates used to determine future values are complex and subjective. They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our revenue forecasts.

Reinsurance

Generally, when it is cost effective, we expect to reinsure most of the risks associated with our assets and liabilities. Our reinsurers may be domestic, foreign or capital markets investors seeking to assume U.S. insurance business. We plan to mitigate the credit risk relating to reinsurers generally by either selecting well capitalized, highly rated authorized reinsurers or requiring that the reinsurer post substantial collateral or make other financial commitments to secure the reinsured risks. It should be noted that American Life will remain exposed to the credit risk of reinsurers, or the risk that one or more reinsurers becomes insolvent or otherwise unable or unwilling to pay policyholder claims.

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

Future Policy Benefits

We establish liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed by using a net level premium method based upon estimates at the time of issue for investment yields, mortality and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on industry experience expressed as a percentage of standard mortality tables. Such liabilities are reviewed quarterly by an independent consulting actuary. We currently do not have traditional life insurance products.  We have deposit-type liabilities on our annuities products where we are using the account value of those annuities. Our fixed indexed annuities are calculated by an independent consulting actuary and includes the embedded derivatives in our GAAP reserves.

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

Recognition of Revenues

Revenues on traditional life insurance products consist of direct and assumed premiums reported as earned when due. Amounts received as payment for annuities and/or non-traditional contracts such as interest sensitive whole life contracts and other contracts without life contingencies are recognized as deposits to policyholder account balances and included in future insurance policy benefits. Revenues from these contracts are comprised of fees earned for administrative and contract-holder services, which are recognized over the period of the contracts, and included in revenue. Deposits are shown as a financing activity in the consolidated statement of cash flows. Through our reinsurance grants, revenues are earned through ceding commissions which are capitalized and our independent consulting actuary determines the amounts to be recognized in income over the period of the annuity contracts.

New Accounting Standards

A discussion of certain new accounting standards is provided in Note 1 — Nature of Operations and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Consolidated Results of Operations

The following should be read in connection with our Consolidated Financial Statements and Notes thereto under Item 8 of this report.

On June 28, 2018, Midwest closed on the Agreement with Xenith as discussed above. Following the closing, we embarked upon a new business plan that includes leveraging technology to distribute insurance products through IMOs.

We also reinsured our existing legacy block of insurance business through a reinsurance agreement with a third party reinsurer in exchange for a ceding commission of $3.5 million as described below (the “Legacy Reinsurance”). In addition, American Life obtained an A.M. Best Rating of B++ in December 2018 that was affirmed in 2019. We purchased and installed comprehensive new technology during the fourth quarter of 2018 and we began selling our first MYGA product in late January 2019 through the IMOs.

American Life closed the Legacy Reinsurance agreement on December 10, 2018 with a third party insurance company to cede 100% of the remaining legacy block of business, with the transaction being effective July 1, 2018. See Note 3 Assets and Liabilities Held for Sale in the Notes to Consolidated Financial Statements below. Due to the assumptive nature of this agreement, this transaction qualified to be reported as Discontinued Operations under ASC 2014‑08 Presentation of Financial Statements (Topic 205); therefore, our 2018 income statement reflects net income from continuing operations and income from discontinued operations. The discussion below reflects continuing operations changes year over year.  See Note 10. Reinsurance to our Consolidated Financial Statements for further discussion.

American Life began selling its first MYGA and FIA products during 2019 that resulted in gross premiums of $145,747,737 and $15,616,831, respectively, for the year ended December 31, 2019 on a statutory basis. For GAAP, such premiums are considered deposits and are not shown as premium income.

On July 25, 2019, American Life closed a reinsurance agreement with a third party insurance company to cede 95% of the MYGA business, with the transaction being effective from inception of the sales of the MYGA product.  This transaction eliminates 95% of the interest credited on the MYGA deposit-type contracts. See Note 10. Reinsurance to our Consolidated Financial Statements for further discussion.

On November 7, 2019 American Life closed a second reinsurance agreement with a third party insurance company to cede the remaining 5% of the MYGA product and 95% of the FIA product to a third party reinsurer through December 31, 2019, at which time the FIA product steps down to 30% ceded as of January 1, 2020.  See Note 10. Reinsurance to our Consolidated Financial Statements for further discussion.

Revenues:

The following summarizes the sources of our revenue for the periods indicated:

	Year ended December 31,
	2019	2018
Premiums	$(152)	$135,387
Investment income, net of expenses	120,581	515,888
Net realized gains (losses) on investments	353,602	47,824
Amortization of deferred gain on reinsurance	2,643,801	117,871
Miscellaneous income	281,956	58,842
	$3,399,788	$875,812

Premium revenue: Premium revenue decreased primarily due to the premium in 2018 that was related to an assumed block of business which was commutated in July 2018. In 2019 the premium included above was a refund of premium that we had included in 2018. The introduction of our MYGA and FIA products discussed above generated a meaningful volume of premiums; however, these products are considered investment contracts and GAAP requires that the premium be deferred to deposit-type liabilities on our balance sheet.  American Life is expecting to introduce new products in 2020 primarily in the annuity business.  We expect that premium income from both the FIA and MYGA products will not be a significant source of revenue until American Life develops new life insurance products in the future and achieves significant additional product sales. The table below shows premium issued under statutory accounting on our two annuity products:

	MYGA	FIA
	Premium(1)	Premium(1)(2)
First quarter 2019	$8,292,617	$—
Second quarter 2019	29,946,263	—
Third quarter 2019	41,261,292	—
Fourth quarter 2019	66,247,565	15,616,831
Total issued as of December 31, 2019	$145,747,737	$15,616,831

(1)

Under statutory accounting principles, the MYGA and FIA premiums are treated as premium revenue.  Under Generally Accepted Accounting Principles (“GAAP”) these products are defined as deposit-type contracts; therefore, the premium revenue under statutory accounting principles is accounted under GAAP as deposit-type liabilities on our balance sheet and are never recognized in our income statement.

(2)	We began selling the FIA product in November 2019.

Investment income, net of expenses: The components of net investment income for 2019 and 2018 were as follows:

	Year ended December 31,
	2019	2018
Fixed maturities	$292,453	$789,949
Other	38,397	44,614
Gross investment income	330,850	834,563
Less investment expenses	(210,269)	(318,675)
Investment income, net of expenses	$120,581	$515,888

The decrease was due to ceding the investment income earned on the bonds purchased with the sales of our MYGA and FIA products from inception through December 31, 2019 as required by our coinsurance agreements. Our investment portfolio grew substantially in 2019 due to the increased sales of the MYGA and FIA products which American Life used to purchase investments with higher rates of return.  The decrease in investment expenses was primarily related to the interest expense on the sale of certain real estate in 2018. The investment expense in 2019 related to the interest expense on the deferred ceding commissions which were calculated by our consulting actuary.

Net realized gains on investments: The net realized gains increased primarily due to not having to sell bonds to cover operating expenses in 2019 compared to 2018 when market conditions were poor prior to the Xenith infusion of capital. Also, the Federal Reserve Bank decreased interest rates which resulted in improvement in bond prices in 2019. Our unrealized losses were $1,818,014 at December 31, 2018. In 2019 we had $619,584 of realized gains. Management determined in the fourth quarter of 2019 to sell bonds that were in gain positions.  We do not believe we will need to sell investments at a loss in the future.

Amortization of deferred gain on reinsurance: The increase was due to 79% of indemnity coinsurance policies ceded to Unified in 2018 being converted to assumptive reinsurance where we no longer have a legal obligation for those policies. American Life released into income 79% of the remaining deferred ceding commission. This increase included $171,659 income from amortization related to the new deferred ceding commissions earned from the reinsurance transactions with the third party reinsurers entered into during 2019.

Miscellaneous income: Miscellaneous income increased due to the consolidation of 1505 Capital, our investment advisor subsidiary into Midwest as of April 2, 2019. This was offset by a decrease in TPA fees. We had only one customer for whom we performed these services during 2019. TPA fees earned during the year ended December 31, 2019 and 2018 were $48,300 and $89,240, respectively.

Expenses

Our expenses are summarized in the table below for the periods indicated:

	Year ended December 31,
	2019	2018
Interest credited	$6,584	$47,936
Death and other benefits	34,436	93,646
Increase in benefit reserves	34,500	(27,121)
Salaries and benefits	2,701,314	2,160,853
Other operating expenses	5,997,955	3,637,748
	$8,774,789	$5,913,062

Interest credited: The decrease was due to the 5% retention on the sale of the new FIA product during the year of 2019 that was classified as deposit-type funds. The interest credited in 2018 related to a block of business assumed from an unaffiliated entity that was commutated on July 31, 2018.

Death and other benefits Death benefits decreased due the commutation of a block of business as of July 31, 2018. The benefits incurred in 2019 were for policies that were not included with our July 1, 2018 reinsurance transaction.

Increase in benefit reserves: The change in benefit reserves was a result of the commutation of certain business as of July 31, 2018. The additional reserves in 2019 were attributed to several policies that were not included in the reinsurance transaction in 2018. The MYGA product does not carry reserves as the premium was reclassified as a liability on the balance sheet on a GAAP basis.

Salaries and benefits: The increase was due to the addition of remuneration for two executive officers as a result of the Xenith transaction as discussed below in Note 3. Change in Control to our Consolidated Financial Statements as well as staff increases to meet the needs of our expanded business.

Management expects salaries and benefits to increase modestly in 2020 to service our growth initiatives.

Other operating expenses: Other operating expenses increased primarily due to approximately $1,300,000 of expenses incurred for consultants, continuing technology and software development, and portal and web design. We incurred approximately $845,536 of interest on the Xenith notes payable that included approximately $131,000 for 2018 that was not previously included. Also included in the Xenith notes payable was $161,000 of deferred legal costs associated with the transaction in 2018 which was written off when the notes were converted. Xenith forgave the payment of the interest accrued upon the conversion of the notes payable; as a result the interest payable was treated as an additional capital contribution but the interest was required to be recognized for GAAP. Legal fees and license fees increased approximately $229,000 as a result of the state expansion initiatives, the settlement of the sale of real estate, and fees associated with negotiations with reinsurers. These legal fees were offset by legal costs related to the acquisition of Midwest by Xenith that occurred in 2018 that did not recur in 2019. The consolidation of 1505 Capital resulted in an increase of expenses of $382,000. The Company has established a long-term incentive plan described in Note 12. Long-Term Incentive Plan to our Consolidated

Financial Statements.  In July 2019, the Board of Directors approved options to purchase granting 8,950,000 shares of stock to our employees. The consideration recognized as expense for those options was approximately $68,000. The above increases were offset by consulting fees that were incurred in 2018 that did not occur in 2019 of approximately $148,000 and the expenses attributed to the commutation of an assumption agreement of approximately $154,000. Management expects to  incur additional product development and system related costs in 2020.

Net Loss: The change in net loss for continuing operations increased primarily due by increases in our salaries and benefits, the decrease in investment income caused by the transfer of assets on business ceded to Ironbound and SDA  These were offset by the release of $2,410,054 of deferred ceding commission into income due to 79% indemnity coinsurance being converted to assumptive by Unified, the additional amortization of deferred gains related to the Ironbound and SDA transactions, an increase in our miscellaneous income due to the consolidation of 1505 Capital, the decrease in our interest credited due to the Ironbound and SDA transaction, and an increase in our realized gains.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade asset-backed securities, and debt securities, and mortgages, The Company has modified its investment strategy to purchase larger position securities with increased yields. The duration of our new investments will be less than ten years for the majority of those investments. 1505 Capital provides investment and related asset management services to the Company under an Investment Management Agreement approved by the Nebraska Department of Insurance in 2019. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2019 and 2018.

Increases in fixed maturity securities primarily resulted from the sale of our new MYGA and FIA products during 2019:

	December 31, 2019		December 31, 2018
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,081,224	1.1%	$1,995,951	9.9%
Mortgage-backed securities	798,608	0.4	1,004,051	5.0
Asset-backed securities	95,247,824	52.2	—	—
States and political subdivisions - general obligation	249,282	0.1	263,184	1.3
States and political subdivisions - special revenue	25,291	—	25,173	0.1
Corporate	18,839,632	10.4	14,095,824	69.5
Total fixed maturity securities	117,241,861	64.2	17,384,183	85.8
Mortgage loans on real estate, held for investment	13,810,041	7.6	—	—
Derivatives	575,294	0.3	—	—
Investment escrow	3,899,986	2.1	—	—
Other invested assets	2,468,947	1.4	—	—
Preferred stock	500,000	0.3	—	—
Cash and cash equivalents	43,716,205	24.0	2,832,567	14.0
Policy Loans	106,014	0.1	43,843	0.2
	$182,318,348	100.0%	$20,260,593	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$2,885,004	2.5%	$3,045,768	17.5%
AA	6,658,274	5.7	1,721,450	9.9
A	23,812,502	20.3	4,221,297	24.3
BBB	79,996,081	68.2	8,261,450	47.5
Total investment grade	113,351,861	96.7	17,249,965	99.2
BB and other	3,890,000	3.3	134,218	0.8
Total	$117,241,861	100.0%	$17,384,183	100.0%

Reflecting the quality of securities maintained by us, 96.7% and 99.2% of all fixed maturity securities were investment grade as of December 31, 2019 and 2018, respectively.

We expect that our MYGA and FIA products sales will increase investable assets in future periods.

Market Risks of Financial Instruments

We hold a diversified portfolio of investments that primarily includes cash, asset-backed securities, bonds, stocks, mortgage loans, and notes receivable. Each of these investments is subject to market risks that can affect their return and their fair value. A majority of the investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, mortgage-backed securities, or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, equity risk, and liquidity risk.

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

Liquidity and Capital Resources

At December 31, 2019, the Company had cash and cash equivalents totaling $43,716,205.  We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital transaction expenditures for the foreseeable future.

The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). RBC factors the type of business written by an insurance company, the quality of its assets and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. As of December 31, 2019 and 2018, the RBC ratio was 840% and 5,480%, respectively.

Effective July 1, 2018, American Life completed the 2018 Legacy Reinsurance transaction discussed above. We paid no commissions or brokerage fees relating to this transaction. While the third party reinsurer assumed certain liabilities and obligations, we are not relieved of our legal liability to the policyholders until all the policies are transferred from “indemnity” to “assumptive.” Therefore, the liabilities and obligations associated with the reinsured blocks of business remain on our Consolidated Balance Sheets under Assets and Liabilities Held for Sale. We transferred $19,311,616 of GAAP net adjusted reserves as of July 1, 2018 to the third party reinsurer for cash of $14,320,817, which was net of a ceding allowance of $3,500,000 plus the accrued interest on the transaction from July 1, 2018 until it closed on December 10, 2018. The third party reinsurer assumed all responsibilities for incurred claims, surrenders and commission from the effective date. As of December 31, 2019, 79% of the reinsured block of business was converted from indemnity to assumptive reinsurance.

Surplus notes American Life had issued of $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. American Life reached an agreement with the holder of the notes in late 2018 to retire the surplus notes in full, including any accrued interest, through the transfer of 10 condominiums in Hawaii owned by American Life. This transaction received regulatory approval in December 2018. The book value at December 31, 2018 of the surplus notes was $876,400 and the book value of the 10 condominiums in Hawaii was $493,648 with an estimated market value of $830,000. We recognized a gain of $382,752 on the settlement of the transaction.

Net cash used for operating activities was $2,457,176 for December 31, 2019, which was comprised primarily by an increase in policy liabilities of $2,963,219 primarily due to the increase in deposit-type contracts ceded to reinsurers, an increase in our other assets and liabilities due to a payable for securities of $4,745,339 and an increase in deferred coinsurance ceding commission due to the Ironbound and SDA transaction of $3,678,196 , partially offset by the amounts recoverable from reinsurers of $7,478,880 and accrued investment income of $1,310,492. Net cash used for investing activities was $117,890,852. The primary source of cash used was from our purchase of investments from sales of the MYGA and FIA products of $139,139,215. Offsetting this use of cash was our sale of investments in available-for-sale securities of $21,858,018. Net cash provided by financing activities was $161,231,666. The primary source of cash was net receipts on the MYGA and FIA products.

Impact of Inflation

Management believes that inflation has not had a material effect on the Company’s consolidated results of operations, except insofar as inflation may affect interest rates.

An increase in inflation could affect our business in several ways.  During inflationary periods, the value of our fixed income investments falls which could increase realized and unrealized losses.  Inflation also increases expenses for labor, potentially putting pressure on profitability if such increases cannot be passed through our product prices.  Prolonged inflation could constrain overall economic activity, inhibit revenue growth and reduce the number of investment opportunities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company’s audited consolidated financial statements are included as a part of this report beginning on page F‑1.

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

Management, (with the participation of our principal executive officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2019. Based on this evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board Leadership Structure

Midwest does not have a formal policy regarding the separation of its Executive Chairman (principal executive office) and CEO positions. Our Board is responsible for the control and direction of the Company. The Board represents the Company's shareholders, and its primary purpose is to build long-term shareholder value. Mr. Minnich serves as Executive Chairman of the Board and Mr. Salem as Chief Executive Officer of the Company. The Board believes that these individuals are best situated to serve as Chairman  and CEO, respectively, because they are the individuals most familiar with the Company's business Plan and of effectively identifying strategic priorities and leading the discussion and execution of corporate strategy.

Board's Role in Risk Oversight

The Board of Directors as a whole has responsibility for risk oversight. The oversight responsibility of the Board is enabled by management reporting processes that are designed to provide visibility to the Board about the identification, assessment and management of critical risks. This reporting is designed to focus on areas that include strategic, operational, financial and reporting, compensation, compliance and other risks. For example, the Board of Directors regularly receives reports regarding the investments and securities held by Midwest's insurance subsidiary, as well as other reports regarding its insurance business. The Company has an active Enterprise Risk Management Committee that reports to the Board and focuses on risk identification and remediation.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, however, we intend to adhere to the rules of the New York Stock Exchange Market (“NYSE MKT”) America with respect to independent directors. The NYSE MKT American listing standards define an "independent director" generally as a person, other than an executive officer or employee of a company, who does not have a relationship with the company that would interfere with the director's exercise of independent judgment.

The NYSE MKT American listing requirements state that a majority of a company's Board of Directors must be independent. Our Board of Directors includes six independent directors, namely, Sachin Goel, John Hompe, Scott Morrison, Jack Theeler, Firman Leung and Dana Stapleton. These six independent directors constitute a majority of the Board of Directors.

Audit Committee

At a meeting on March 29, 2016, the Board established an Audit Committee and appointed three independent directors, John T. Hompe, Scott Morrison and Jack Theeler to serve as members. These directors currently serve as Audit Committee members.

Mr. Hompe was designated the Committee Chair and Financial Expert. The Board subsequently adopted an Audit Committee Charter that details the Audit Committee’s responsibilities as follows: (i) review all recommendation of our independent registered public accountants concerning Midwest's accounting principles, internal controls and accounting procedures and practices; (ii) review the scope of the annual audit; (iii) approve or disapprove each professional service or type of service other than standard auditing services to be provided by the independent registered public accountants; and (iv) review and discuss with the independent registered public accountants our annual audited financial statements. The Committee met five times in 2019. Our Audit Committee charter is available on our website at www.midwestholding.com.

Compensation Committee

The Board does not currently have a standing Compensation Committee and it does not have a Compensation Committee charter. The functions that would be performed by a Compensation Committee, including consideration of executive officer and director compensation, are performed by the entire Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Executive officers, directors and “beneficial owners” of more than ten percent of Midwest’s voting common stock must file initial reports of ownership and changes in ownership with the SEC under Section l6(a) of the Exchange Act. SEC regulations require these reporting persons to furnish us with copies of all Forms 3, 4 and 5, and amendments thereto, that they file with the SEC. We believe that during 2019 and through the date of this filing, all of our officers, directors and greater than ten percent beneficial owners complied with all filing requirements of Section 16(a) of the Exchange Act.

Code of Ethics

Midwest has adopted a Code of Ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws. A copy of the Code of Ethics was filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and may be reviewed by accessing Midwest’s public filings at the SEC’s web site www.sec.gov. In addition, a copy of the Code of Ethics will be provided to any shareholder without charge upon request. Midwest intends to disclose any amendments to or waivers of certain provisions of its Code of Ethics in a Current Report on Form 8-K.

Information Concerning Executive Officers and Directors

The following table sets forth, as of March 1, 2020, certain information regarding our executive officers and Directors.

Name	Age	Position	Director/Officer Since
Mike Minnich	48	Executive Chairman, Director	2019

A. Michael Salem	38	CEO, Director	2019

John T. Hompe	59	Director	2015

Mark A. Oliver	61	President, Director	2010

Firman Leung	62	Director	2016

Scott Morrison	46	Director	2015

Sachin Goel	38	Director	2019

Jack Theeler	74	Director	2012

Dana Stapleton	52	Director	2015

Todd Boeve	50	Vice President, Secretary	2017

Deb Havranek	63	Vice President, Treasurer	2015

Jennifer Hegemann	42	Vice President, Finance	2019

MIKE MINNICH: Mr. Minnich has 25 years of experience in insurance, technology, risk-management, and investing. He was named Executive Chairman of Midwest on April 30, 2019. Mr. Minnich was named President and a member of the Board of American Life in June 2018. Mr. Minnich was Founder and Co-Chief Executive of Vespoint Capital LLC with Mr. Salem in 2018. Since July 2010, he has been Managing member of Rendezvous Capital LLC, a New York firm advising insurers on capital and investments. From February 2013 to May 2017, he was Chief Investment Officer of A-Cap, an insurance holding and investment company.

A. MICHAEL SALEM: Mr. Salem has 16 years of experience in insurance distribution, insurance investing, and technology. He was named Chief Executive Officer and a Director of Midwest on April 30, 2019. He has served as Chairman of American Life since

June 2018. Mr. Salem is Founder and Co-Chief Executive Officer of Vespoint LLC, ultimate controlling party of the Company since 2018. In addition, he has served as managing member of AMS Advisors LLC since January 2011. From July 2013 to August 2017, he was Co-Founder, Managing Principal and Co-Head of Advisory Capital at Vanbridge LLC, an investment management firm.

MARK A. OLIVER: Mr. Oliver is currently the Vice President and Secretary and a member of the Board of Directors of American Life. He served as CEO since that company received its Certificate of Authority from the Nebraska Department of Insurance on September l, 2009 through June 2018. He was elected Chairman of American Life in March, 2017 and served in that capacity until June 2018. Mr. Oliver also serves as President and as a member of the Board of Directors of Midwest, a post he has held since 2010. Prior to that, he served as Chairman and CEO and Treasurer since 2015. From 1984 until June 2007 Mr. Oliver was employed by Citizens, Inc., a life insurance holding company with principal offices in Austin, Texas, serving as its President and in various other executive capacities from 1997 through 2007.

JOHN T. HOMPE:  Mr. Hompe has worked in the financial services sector for more than 30 years. He has held numerous board positions with insurance companies during his career. From 2003 through 2012, Mr. Hompe worked in investment banking and asset management (KBW Asset Management from 2011 through 2012 as a Managing Director and Keefe Bruyette & Woods, Inc. from 2003 to 2011 as Co-Head of Insurance and Asset Management Investment Banking). Mr. Hompe serves as an observer on the board of directors of International Planning Group, Ltd., an international life insurance broker, and Preparis Inc., a provider of business continuity services. From 2010 to 2012, he was an independent director of Island Capital, a Bermuda investment company. He also was a director and a member of the executive committee of Island's predecessor company, EIC Corporation Ltd., a Bermuda-domiciled insurance holding company, and Exporters Insurance Company, a New York-based trade credit insurer from 2005 to 2010. He was an outside director of North American Insurance Leaders, Inc. (NASDAQ: NAIL), a special purpose acquisition corporation focused on the insurance distribution sector in 2007. He also served as a director of FIHC, a Barbados-domiciled insurance holding company, and Facility Insurance Company, a Texas workers compensation company from 2001 to 2003. Mr. Hompe was a Board Member of American Life from 2015 through June 2018.

FIRMAN LEUNG: Mr. Leung has over 30 years of experience in the financial services industry as an Investment and Capital Markets Banker in New York, London and Hong Kong. Since 2016, he has served as the Managing Principal of Columbus Circle Capital, LLC in New York and the Executive Managing Director of Investment Banking and Capital Markets at American Capital Partners, LLC, also in New York. From 2012 to 2015, he served as Managing Director, Investment Banking and Capital Markets at RCS Capital Corporation, New York. From 2002 to 2012, he was Managing Director, Capital Raising at Sandler O’ Neill & Partners, L.P., New York. Mr. Leung received his BS in Economics from The Wharton School at University of Pennsylvania and his MBA degree from The Amos Tuck School at Dartmouth College. He has also been a product speaker at the Las Vegas MoneyShow in the main forum: “Building a Durable Income Portfolio.” Mr. Leung was a Board Member of American Life from 2015 through June 2018.

SCOTT MORRISON: Since 2006, Mr. Morrison has been Managing Partner of Oaks, Hartline & Daly law firm in Austin, Texas. Mr. Morrison is Texas board certified in estate planning and probate law. He practices law in the areas of estate administration and planning, probate and general business law. He has been named a "Texas Rising Star" by both Law and Politics Media, Inc. and Texas Monthly magazine. Mr. Morrison was a Board Member of American Life from 2015 through June 2018.

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

DANA STAPLETON: Mr. Stapleton has been a farmer/rancher in Sisseton, South Dakota for over the past 30 years. In 2001 he was named the South Dakota Farmer of the Year and the 2002 National Farmer of the Year. He was a founding Board Member of Great Plains Financial Corp. and Great Plains Life Assurance Co. He was a Board Member of American Life from 2015 to June 2018.

SACHIN GOEL: Mr. Goel was nominated by Xenith to fill one of its slots on the Board in 2019. Mr. Goel is a CFA Charterholder and serves as a Managing Director on the investment team and leads the capital markets activity for Brightwood Capital Advisors, LLC in New York. He joined Brightwood in 2013. Prior to joining Brightwood, Mr. Goel was a Managing Director in Macquarie Capital USA’s credit trading division from 2009-2013, where he was responsible for a portfolio of distressed and high-yield corporate credits. Mr. Goel began his career at Credit Suisse.

DEBRA HAVRANEK: Ms. Havranek is currently our Vice President and Treasurer and has worked for us since 2014. She has more than 25 years of experience in Corporate Reporting in the life insurance, banking, and consumer packed goods industries. Previously, she served from April 2006 to June 2014 as Manager of Finance at Conagra Brands, a large publicly traded corporation.

TODD BOEVE: Mr. Boeve is currently our Vice President and Secretary and has worked for us since January 2010. He was appointed to fill a vacancy on the Board in April 2017 and served until March 2019.  He previously worked in the funeral industry for ten years as a licensed funeral director and was a PGA Golf Professional for nine years. Additionally, Mr. Boeve served on the Board of American Life from 2015 to June 2018.

JENNIFER HEGEMANN: Ms. Hegemann joined us in November 2019 and is currently our Vice President of Finance. She has over 20 years’ experience in accounting, finance and financial reporting in a diverse group of industries. Previously she worked in the Defense Industry as the head of Finance and Accounting for a Lincoln, Nebraska based Strategic Business Unit. Prior to that she worked in the insurance and banking industries and started her career as a public accountant. She worked from June 2012 to October 2014 at Alliance Bernstein as VP Technology and Operations Finance, from October 2014 to May 2018 at Ameritas as Finance Director, and from August 2018 to November of 2019 at General Dynamics Ordnance and Tactical Systems as Senior Manager of Finance.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued in the years indicated by Midwest to its Principal Executive Officer ("PEO"), Mike Minnich and two other highest paid executive offices of Midwest. Our Board of Directors reviews senior officer compensation on an annual basis.

SUMMARY COMPENSATION TABLE(2)

Name and Principal Position	Year	Salary	Bonus	Option Awards		All Other Compensation		Total
Mike Minnich, Executive Chairman, Director (4)	2019	$250,000	$-	$-		$3,074	(5)	$253,074
	2018	125,000	-	-		-		125,000

A. Michael Salem, CEO, Director (4)	2019	$250,000	$-	$-		$-		$250,000
	2018	125,000	-	-		-		125,000

Mark A. Oliver, President, Director (3)	2019	$250,000	$50,000	$7,300	(6)	$25,400	(1)	$332,700
	2018	305,729	25,000	-		25,250	(1)	355,979

(1)	Includes automobile allowance, life insurance policy, reimbursement, and Company contributions to the executive officer’s 401(k).
(2)	In 2018 and 2019, none of the named executive officers received non-equity incentive plan compensation of non-qualified deferred compensation earnings as defined in Item 4.02 of Regulation S-K.

(3)	Mr. Oliver served as our Chairman from December 15, 2015 until April 30, 2019 when Mr. Minnich was elected Executive Chairman.
(4)	Elected to office April 30, 2019.
(5)	Represents Company contributions to executive officer’s 401(k).
(6)	Mr. Oliver was awarded options to purchase 3,000,000 shares of our common stock in 2019. Options vest one-third in 2021 and two-thirds in 2023. Amounts shown represent fair value at date of grant.

The Company sponsors a 401(k) Plan for all eligible employees who complete one year of employment with the Company.  Pursuant to the 401(k) Plan, the company contributes 3% of the employee’s salary to the employee’s 401(k).

Material terms of the employment agreements by and between Midwest and its executive officers, including payments to such executive officers at, following, or in connection with their resignation, retirement or other termination, or change in control, are discussed under the heading “Employment Agreements” below.

Outstanding Equity Awards at Fiscal Year End

On July 19, 2019, options to purchase 8,950,000 shares of our voting common stock at $0.05 per share were granted to our officers, directors, and employees. The following table sets forth the options granted to its PEO, Mike Minnich and two other highest paid executive offices of Midwest. The estimated fair value of those options granted was $0.016 a share.

	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested(#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested($)
Michael Minnich	—	—	—	—	—	—	—	—	—
A. Michael Salem	—	—	—	—	—	—	—	—	—
Mark A. Oliver	—	—	3,000,000(1)	$0.05 per share	07/17/29	—	—	—	—

(1)	The options will vest in two installments, with one-third on July 17, 2021 and two-thirds vesting on July 17, 2023.

Employment Agreements

Upon Closing of the Xenith Agreement, Midwest became party to an amended employment agreement (“Employment Agreement”) with Mark A. Oliver. Among other things, the Employment Agreement provides:

1.	that Mr. Oliver is employed as an Executive Officer of Midwest and as Secretary and Vice President of its subsidiary American Life;

2.	a base salary to Mr. Oliver of $250,000 per year, a possible bonus in the discretion of the Board of Directors of Midwest or American Life;

3.	customary benefits including health insurance, life insurance, car allowance and other fringe benefits and expense reimbursements;

4.

for termination of the Employment Agreement upon Mr. Oliver’s death, disability or for good cause (as defined therein) in which event he will be entitled only to his base salary and benefits through the date of termination;

5.	for Mr. Oliver’s resignation without good reason (as defined therein) or retirement in which event he will be entitled only to his base salary and benefits through the date of termination;

6.	for Mr. Oliver’s resignation for good reason or upon a change in control of Midwest in which event he will be entitled to a severance payment equal to six months of his base salary; and

7.	customary confidentiality, non-compete and other provisions.

On June 28, 2018, upon the closing of the transaction with Xenith Holdings LLC mentioned above, American Life, Midwest’s principal operating subsidiary, entered into employment agreements with Michael Minnich and A. Michael Salem, newly elected Chairman and President of American Life, respectively. The terms and conditions of both agreements are substantially the same as described in subparagraphs (1) through (7) above, with respect to Mr. Oliver’s Employment Agreement.

Director Compensation

Directors who are not employees received $1,000 for each meeting of the Board of Directors they attended in person and $350 per meeting they attend via telephone. Directors received an annual retainer of $5,000. Directors also are reimbursed for reasonable expenses related to their personal attendance at meetings. Our Board of Directors reviews director compensation on an annual basis.  Additionally, in 2019, Directors received an award of options.  Options are exercisable at $0.05 per share and vest one third in 2021 and two thirds in 2023.  See Note 12 to the Notes to Consolidated Financial Statements for additional information.

The following table sets forth the compensation paid or accrued by Midwest to its directors, other than directors who are also named executive officers, for the last completed fiscal year.

Name	Year	Fees Earned or Paid in Cash	Option Awards	Total
Jack Theeler	2019	$9,250	2,500	$11,750

Steve Conner (1)	2019	—	—	—

Dana Stapleton	2019	6,350	2,500	8,850

John Hompe	2019	9,250	2,500	11,750

Scott Morrison	2019	9,250	2,500	11,750

Sachin Goel (2)	2019	1,350	2,500	3,850

Firman Leung	2019	7,350	2,500	9,850

(1)	Mr. Conner served until June 2019.
(2)	Mr. Goel elected June 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth all holdings of Common Stock as of February 1, 2020 of our directors and our named executive officers, our directors and named executive officers as a group, and all persons known by us to be beneficial owners of more than five percent of our Common Stock. Unless otherwise noted, the mailing address of each person or entity named below is 2900 South 70th Street, Suite 400, Lincoln, Nebraska, 68506.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of Common Stock that they beneficially own, subject to applicable community property laws.

In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of Common Stock which such person has the right to acquire beneficial ownership within 60 days of February 1, 2020. We, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

	Common Stock
Name	Number	Percent
Named Executive Officers:
Mark A. Oliver	251,191	*

Michael Minnich	1,000,534,789	97.7% (1)

A. Michael Salem	1,000,534,789	97.7% (1)

Todd Boeve	40,862	*

Debra Havranek	—	*

Jennifer Hagemann	—	*

Non-Management Directors:

Sachin Goel	—	*

John T. Hompe	—	*

Firman Leung	—	*

Scott Morrison	5,000	*

Dana Stapleton	33,863	*

Jack Theeler	54,180	*

Named Executive Officers and Directors as a Group
(twelve persons):	1,000,919,885	97.8%

Beneficial Owners of More than Five Percent:
Xenith Holdings LLC (1)	1,000,534,789	97.7%

(1)	Through their joint control of Vespoint, LLC. Messrs. Minnich and Salem control 100% of the voting rights of Xenith Holdings LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

See Item 1 – Business – Changes in Control in 2018 and Adoption of New Business Plan for information concerning the transactions that resulted in our Chairman and CEO and a company controlled by them acquiring a controlling interest in Midwest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The principal independent registered public accounting firm utilized by Midwest during 2018 was RSM US LLP ("RSM", formerly "McGladrey"). RSM had served as our independent registered public accounting firm since December, 2009.  They were replaced in 2019 by Mazars USA LLP (“Mazars”).

The aggregate fees billed by RSM and Mazars to Midwest for the fiscal years ended December 31, 2019 and 2018 were as follows:

	Mazars	RSM
	Fiscal 2019	Fiscal 2018
Audit Fees(1)	$220,000	$301,665

Audit-Related Fees(2)	8,671	—

Tax Fees(3)	30,000	23,500

All Other Fees(4)	—	—

	$258,671	$325,165

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   1. Consolidated Financial Statements:

The list of financial statements filed as part of this Annual Report on Form 10‑K is provided on page F‑1.

2. Financial Statement Schedules:

The list of financial statement schedules filed as part of this Annual Report on Form 10‑K is provided on page FS‑1.

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

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.4	Articles of Amendment to the amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8‑K, filed May 15, 2014.)
3.5

American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 8‑K, filed July 3, 2018.
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 8-K, filed July 3,2018.)
4.1*	Description of securities
10.1

Coinsurance Agreement – American Life & Security Corporation and US Alliance Life and Security Company dated September 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K, filed October 6, 2017.

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

10.15

Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement between Midwest Holding Inc. and Xenith Holdings LLC dated May 9, 2018. (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8‑K, filed May 14, 2018.)

10.16

Amended and Restated Employment Agreement among Mark A. Oliver, Midwest Holding, Inc. and American Life and Security Corp. dated June 28, 2018. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8‑K, filed July 3, 2018.)

10.17

Employment Agreement dated June 28, 2018 by and between A. Michael Salem and American Life and Security Corp. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8‑K, filed July 3, 2018.)

10.18

Employment Agreement dated June 28, 2018 by and between Michael Minnich and American Life and Security Corp. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8‑K, filed July 3, 2018.)

10.19

Assumption and Indemnity Reinsurance Agreement - American Life & Security Corporation and Unified Life Insurance Company dated November 30, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K, filed December 6, 2018.)

10.20	Midwest Holding Inc. 2019 Long-Term Incentive Plan dated June 11, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K, filed June 17, 2019.)
10.21

Funds Withheld Coinsurance and Modified Coinsurance Agreement between Ironbound Reinsurance Company Limited and American Life & Security Corp dated July 31, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K, filed on August 8, 2019.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10‑K, filed April 2, 2012.)
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

*  Filed herewith.

ITEM 16. Form 10‑K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2020

MIDWEST HOLDING INC.

By:	/s/ A. Michael Salem
Name:	A. Michael Salem
Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Mike Minnich	Chairman of the Board	March 12, 2020
Mike Minnich

/s/ A. Michael Salem	Director	March 12, 2020
A. Michael Salem	Chief Executive Officer;
(Principal Executive Officer)
/s/ Mark Oliver	Director	March 12, 2020
Mark Oliver	President

/s/ Scott Morrison	Director	March 12, 2020
Scott Morrison

/s/ Firman Leung	Director	March 12, 2020
Firman Leung

/s/ John T. Hompe	Director	March 12, 2020
John T. Hompe

/s/ Sachin Goel	Director	March 12, 2020
Sachin Goel

/s/ Jack Theeler	Director	March 12, 2020
Jack Theeler

/s/ Dana Stapleton	Director	March 12, 2020
Dana Stapleton

MIDWEST HOLDING INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Midwest Holding Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Midwest Holding Inc. and Subsidiaries  (collectively, the “Company”) as of December 31, 2019, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes and the schedules (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Mazars USA LLP

We have served as the Company’s auditor since May 2019.

Fort Washington, Pennsylvania

March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Midwest Holding Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Midwest Holding Inc. and its subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 2 and 15, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  The 2018 financial statements before the effects of the adjustments discussed in Notes 2 and 15 are not presented herein.

Change in Accounting

We were not engaged to audit the adjustments to retrospectively apply the change in accounting described in Notes 2 and 15 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2010 to 2018.

Omaha, Nebraska

April 30, 2019

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets
Investments, available for sale, at fair value fixed maturities (amortized cost: $116,676,312 and $19,226,841, respectively) (see Note 6)	$117,241,861	$17,384,183
Mortgage loans on real estate, held for investment	13,810,041	—
Derivatives	575,294	—
Other invested assets	2,468,947	—
Investment escrow	3,899,986	—
Preferred stock	500,000	—
Policy loans	106,014	43,843
Total investments	138,602,143	17,428,026
Cash and cash equivalents	43,716,205	2,832,567
Premiums receivable	355,959	346,870
Accrued investment income	1,511,200	200,708
Reinsurance recoverables (Note 10)	30,579,524	23,100,644
Intangible assets	700,000	700,000
Property and equipment, net	85,395	91,414
Operating lease right of use assets	470,132	592,065
Other assets	241,580	261,884
Assets associated with business held for sale (see Note 4)	3,653,748	20,937,071
Total assets	$219,915,886	$66,491,249
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$16,319,912	$16,012,655
Policy claims	225,228	270,785
Deposit-type contracts	171,168,785	7,234,927
Advance premiums	261	490
Long-term debt	—	18,938,705
Deferred gain on coinsurance transactions	7,578,195	3,899,999
Lease liabilities (See Note 15):
Finance lease	1,860	9,299
Operating lease	524,248	646,519
Other liabilities	6,291,782	1,062,087
Liabilities associated with business held for sale (see Note 4)	3,646,867	21,052,733
Total liabilities	205,757,138	69,128,199
Commitments and Contingencies (See Note 14)
Mezzanine Equity:
Preferred stock, Series C, $0.001 par value; authorized 1,500,000 shares; none issued and outstanding as of December 31, 2019 and 1,500,000 as of December 31, 2018	—	1,500,000
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 1,970,000,000 shares; issued and outstanding 1,023,408,553 as of December 31, 2019 and 22,873,764 as of December 31, 2018.	1,023,409	22,874
Additional paid-in capital	53,472,988	33,006,242
Accumulated deficit	(41,081,710)	(35,348,052)
Accumulated other comprehensive income (loss)	619,584	(1,818,014)
Total Midwest Holding Inc.'s stockholders' equity (deficit)	14,034,271	(4,136,950)
Noncontrolling interest	124,477	—
Total stockholders' equity (deficit)	14,158,748	(4,136,950)
Total liabilities, mezzanine, and stockholders' equity	$219,915,886	$66,491,249

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Revenues
Insurance premiums	$(152)	$135,387
Investment income, net of expenses	120,581	515,888
Net realized gains on investments	353,602	47,824
Amortization of deferred gain on reinsurance	2,643,801	117,871
Miscellaneous income	281,956	58,842
Total revenues	3,399,788	875,812
Expenses:
Death and other benefits
Interest credited	6,584	47,936
Benefits	34,436	93,646
Increase in benefit reserves	34,500	(27,121)
Salaries and benefits	2,701,314	2,160,853
Other operating expenses	5,997,955	3,637,748
Total expenses	8,774,789	5,913,062
Loss from continuing operations before taxes	(5,375,001)	(5,037,250)
Federal income tax	(234,180)	—
Loss from continuing operations	(5,609,181)	(5,037,250)
Loss from discontinued operations	—	(28,284)
Net loss	(5,609,181)	(5,065,534)
Less: Gain attributable to noncontrolling interest	(124,477)	—
Net loss attributable to Midwest Holding Inc.	(5,733,658)	(5,065,534)
Comprehensive loss:
Unrealized gains (losses) on investments arising during period, net of tax	2,645,015	(1,258,971)
Unrealized gains on foreign currency, net of tax	146,185	—
Less: reclassification adjustment for net realized gains on investments	(353,602)	(47,824)
Other comprehensive income (loss), net of tax	2,437,598	(1,306,795)
Comprehensive loss:	$(3,296,060)	$(6,372,329)
Net loss per common share
Basic	$(0.010)	$(0.220)
Diluted	$(0.010)	$(0.005)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2018

		Additional				Total
	Common	Paid-In	Accumulated		Noncontrolling	Stockholders’
	Stock	Capital	Deficit	AOCI*	Interests	Equity (Deficit)
Balance, December 31, 2017	$22,861	$33,006,255	$(30,282,518)	$(511,219)	$—	$2,235,379
Preferred stock conversion adjustment	13	(13)	—	—	—	—
Net loss	—	—	(5,065,534)	—	—	(5,065,534)
Unrealized losses on investments	—	—	—	(1,306,795)	—	(1,306,795)
Balance, December 31, 2018	22,874	33,006,242	(35,348,052)	(1,818,014)	—	(4,136,950)
Net loss	—	—	(5,733,658)	—	—	(5,733,658)
Xenith note interest waived	—	845,536	—	—	—	845,536
Xenith note conversion	927,680	18,172,320	—	—	—	19,100,000
Class C preferred stock conversion	72,855	1,427,145	—	—	—	1,500,000
Employee stock options	—	21,745	—	—	—	21,745
Change in equity of noncontrolling interests	—	—	—	—	124,477	124,477
Unrealized gains on investments, net of taxes	—	—	—	2,291,413	—	2,291,413
Unrealized gains on foreign currency, net of taxes	—	—	—	146,185	—	146,185
Balance, December 31, 2019	$1,023,409	$53,472,988	$(41,081,710)	$619,584	$124,477	$14,158,748

*  Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2019 and 2018

	Year ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(5,733,658)	$(5,065,534)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	113,880	102,285
Depreciation and amortization	58,761	147,761
Stock options	21,745	—
Net transfers to noncontrolling interest	124,477	—
Net realized gains on investments	(353,602)	334,928
Deferred coinsurance ceding commission	3,678,196	2,944,572
Notes payable interest accrued	845,536	—
Commutation of assumed business	—	(2,544,929)
Changes in operating assets and liabilities:
Reinsurance recoverables	(7,478,880)	(707,419)
Accrued investment income	(1,310,492)	22,458
Premiums receivable	(9,089)	21,507
Policy liabilities	2,963,219	254,614
Other assets and liabilities	4,745,274	175,344
Other assets and liabilities - discontinued operations	(122,543)	(16,055,335)
Net cash used for operating activities	(2,457,176)	(20,369,748)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(103,078,444)	(8,382,284)
Proceeds from sale or maturity	5,780,475	10,243,118
Mortgage loans on real estate, held for investment purchases
Purchases	(15,036,179)	—
Proceeds from sale	1,226,138	—
Derivatives	(490,831)	—
Other invested assets
Purchases	(20,533,761)	(100,000)
Proceeds from sale	14,849,555	104,892
Preferred stock purchased	(500,000)	—
Net change in policy loans	(62,171)	9,630
Net purchases of property and equipment	(45,634)	(12,747)
Net cash (used in) or provided by investing activities	(117,890,852)	1,862,609
Cash Flows from Financing Activities:
Finance lease	(444)	(444)
Proceeds from issuance of preferred stock	—	1,500,000
Proceeds from issuance of notes payable	—	18,938,705
Receipts on deposit-type contracts	161,392,700	650
Withdrawals on deposit-type contracts	(160,590)	(50,732)
Net cash provided by financing activities	161,231,666	20,388,179
Net increase in cash and cash equivalents	40,883,638	1,881,040
Cash and cash equivalents:
Beginning	2,832,567	951,527
Ending	$43,716,205	$2,832,567

Supplemental Disclosure of Non-Cash Information
Settlement of real estate and surplus notes:
Book value of real estate settled	$—	$493,648
Book value of surplus notes (including interest)	—	(876,400)
Gain from settlement of real estate and surplus notes	—	382,752
Conversion of notes payable
Book value of note payable	(19,100,000)	—
Common stock	927,680	—
Additional paid in capital	18,172,320	—
Conversion of preferred stock
Book value of preferred stock	(1,500,000)	—
Common stock	72,855	—
Additional paid in capital	1,427,145	—
	$—	$—

See Notes to Consolidated Financial Statements.

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of operations:

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of operating a financial services company. The Company is in the life and annuity insurance business and operates through its wholly owned subsidiary, American Life & Security Corp. (“American Life”). As discussed in Note 3,  on June 28, 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). On April 2, 2019, we obtained a 51% ownership in 1505 Capital, a Delaware limited liability company, that was established in 2018 to provide financial and investment advisory and management services to clients and related investment, trading and financial activities. 1505 Capital’s financial results are consolidated with the Company’s from the date of its acquisition.

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of life insurance and annuity products through American Life. The product offerings, the underwriting processes, and the marketing processes are similar. The Company’s historical product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product. These product offerings were underwritten, marketed, and managed as a group of similar products on an overall portfolio basis. The Company presently offers two products, a multi-year guaranteed annuity ("MYGA") and a fixed indexed annuity (“FIA”).

Basis of presentation:

These consolidated financial statements, which include the accounts of American Life and 1505 Capital, have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

Investments

All fixed maturities and a portion of the equity securities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company has analyzed the securities portfolio and performed cash flow testing and determined that there was not an other-than-temporary impairment for the year ended December 31, 2019.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established as of December 31, 2019.

Investment escrow

The Company holds in escrow as of December 31, 2019, cash that will be used to settle a mortgage loan that did not close until January 2020.

Other invested assets

The Company purchases and sells leases in its investment portfolio.  Within the third quarter 2019, the Company had invested in and sold two leases.  As of December 31, 2019, the Company owned one lease investment.

Derivative Instruments

Derivatives are used to hedge the risks experienced in our ongoing operations, such as equity, interest rate and cash flow risks, or for other risk management purposes, which primarily involve managing liability risks associated with our indexed annuity products and reinsurance agreements. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or other underlying notional amounts. Derivative assets and liabilities are carried at fair value on the consolidated balance sheets.

To qualify for hedge accounting, at the inception of the hedging relationship, we would formally document our designation of the hedge as a cash flow or fair value hedge and our risk management objective and strategy for undertaking the hedging transaction. In this documentation, we would identify how the hedging instrument is expected to hedge the designated risks related to the hedged item, the method that would be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which would be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

In the fourth quarter of 2019, the Company began investing in options to hedge our interest rate risks on our FIA product.  Options typically do not qualify for hedge accounting therefore we chose not to use hedge accounting for our options that we currently have.  We value our derivatives at fair market value with the offset being recorded in our comprehensive income statement as a realized gain or (loss).

Additionally, reinsurance agreements written on a funds withheld or Modco basis contain embedded derivatives on our fixed indexed annuity product.

Preferred Stock

Preferred stock, of a non-affiliated company, was purchased during the third quarter of 2019.  The Company believes the cost of the preferred stock equals fair market value as of December 31, 2019.

Policy loans

 Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2018, the Company had no cash equivalents. At December 31, 2019, the Company held approximately 1.8 million in Great British Pounds (“GBP”) in cash in two of our custody accounts.  The USD equivalent held was approximately $2.3 million.  The Company had money market investments of approximately $26.2 million as of December 31, 2019.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company had reinsurance contracts with commission and administration allowances from each reinsurer that offset all the DAC costs incurred during 2019, as a result no recovery analysis was deem necessary as of December 31, 2019.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $40,000 and $49,309 for the years ended December 31, 2019 and 2018, respectively. The accumulated depreciation net of disposals totaled $975,480 and $943,323 as of December 31, 2019 and 2018, respectively.

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

Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate.  There were no allowances as of December 31, 2019 or 2018.

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

Notes payable

Notes payable consist of the convertible notes entered into due to the Xenith transaction and were recorded net of issuance costs.

Deferred gain on ceding commissions

American Life has entered into several indemnity reinsurance contracts where it is earning ceding commissions.  These ceding commissions are recorded as a deferred liability and amortized over the life of the business ceded. American Life receives commission, administrative, and option allowances from reinsurance transactions that represent recovery of acquisition costs.  These allowances first reduce the DAC associated with that reinsured block of business with the remainder being included in the deferred gain on ceding commissions to also be amortized.

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

Revenue recognition and related expenses

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

Common and preferred stock and earnings (loss) per share

The par value per each Company share is $0.001 with 1,970,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. On June 18, 2019, Xenith exercised the right to convert its 1,500,000 Series C preferred stock and the $19,100,000 notes payable to voting common stock at the conversion rate of approximately $0.02 per common share. At December 31, 2019 and December 31, 2018, the Company had 1,023,408,553 and 22,873,764 voting common shares issued and outstanding, respectively. At December 31, 2019 and December 31, 2018, the Company had none and 1,500,000 Series C preferred shares outstanding, respectively.

The Series C preferred shares were converted by Xenith to voting common shares on June 18, 2019 at a rate of approximately $0.02 per share for 72,854,474 voting common shares. The stated annual dividend rate on the Series C preferred shares was 8%. At the time of the conversion, Xenith forgave all previously accrued dividends from June 28, 2018 through the conversion date.

Loss per basic share attributable to the Company’s common stockholders was computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the years ended December 31, 2019 and 2018 were 576,594,387 and 22,873,764 shares, respectively.

Loss per diluted share attributable to the Company’s common stockholders for the year ended December 31, 2019 was computed based on the average shares outstanding and Long-Term Incentive Plan (“LTIP”), as if all vested and converted, was 577,541,406.  The loss per diluted share attributable to the Company’s common stockholders for 2018 was computed based on the average shares outstanding plus the notes payable, the Preferred Shares, and the LTIP as converted as if all vested and converted.  The weighted average number of shares outstanding for the year ended December 31, 2018 was 998,738,023 shares.

Reclassifications

Certain reclassifications have been made on the Consolidated Balance Sheets and Statements of Comprehensive Loss for the year ended December 31, 2018. These reclassifications do not impact the overall Net loss or Net loss per common shares line items of the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2018,

Note 2. New Accounting Standards

Adoption of New Accounting Standards

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation and Revenue from Contracts with Customers. This update requires an entity to measure and classify share-based payment awards that are granted to customers in accordance with Topic 718 whereby the amount recorded is measured as the fair value on the grant date. On June 19, 2019, the Company granted stock options which were recorded in accordance with this ASU at fair value on grant date

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The lease liability is measured at the present value of the lease payments over the lease term with the right-of-use asset measured as the lease liability amount and including adjustments for certain lease incentives and initial direct costs. Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP. This ASU permitted a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption. On January 1, 2019, the Company adopted this standard using a modified retrospective adoption approach. The adoption resulted in the Company identifying three operating leases and one financial lease which were subject to this guidance. The impact to the Consolidated Statements of Comprehensive Income (Loss) was minimal. We identified four leases with net assets of $470,132 and $592,065 and lease liabilities of $526,108 and $655,818 for the years ended December 31, 2019 and 2018, respectively.

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

In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers (“ASU 2014‑09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014‑09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015‑14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015‑14”). This amendment deferred the effective date of the previously issued ASU 2014‑09 until the interim and annual reporting periods beginning after December 15, 2017. In addition, the FASB has issued four related ASU’s on principal versus agent guidance (ASU 2016‑08), identifying performance obligations and the licensing implementation guidance (ASU 2016‑10) a revision of certain SEC Staff Observer comments (ASU 2016‑11) and implementation guidance (ASU 2016‑12). The guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. The Company adopted ASU 2014‑09 on January 1, 2018, and utilized the modified retrospective method. Insurance contracts, lease contracts and investments are not within the scope of ASU 2014‑09; therefore, this standard does not apply to the majority of our consolidated revenues. For the Company’s miscellaneous income, which is within the scope of this guidance, the Company reviewed its service fee income revenue streams and compared its historical accounting policies and practices to the new adopted standard. The Company believes its historical revenue recognition was materially consistent with the way we recognized service fee income as of December 31, 2019.

Future adoption of New Accounting Standards

In January 2020, the FASB issued ASU No. 2020-1, Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this Update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are unable to determine the impact at this time of ASU No. 2020-1 as we are still in the process of evaluating the standard.

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

In November 2019, the FASB issued ASU No. 2019-10, Financials Serivces Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (topic 842). The board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies and all other entities. For business entities that meet the definition of a smaller reporting company (“SRC”), the amendments in ASU 2018-12 are effective for fiscal years beginning after December 15, 2021. In August 2018, the FASB issued ASU No. 2018‑12, Financial Services-Insurance (Topic 944). This update 1) modifies the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, 2) simplifies the accounting for certain market-based options or guarantees associated with deposit contracts, 3) simplifies the amortization of deferred acquisition costs, and 4) addresses the effectiveness of the required disclosures. This ASU becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2023. We anticipate that the adoption of ASU 2018‑12 will have a broad impact on our consolidated financial statements and related disclosures and will require us to make changes to certain of our processes, systems and controls. We are unable to determine the impact at this time of ASU No. 2018‑12 as we are still in the process of evaluating the standard.

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

Note 3. Change in Control

On June 28, 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). Vespoint LLC, a Delaware limited liability company (“Vespoint”), owns 100% of the voting stock of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these three companies is a private investment company; they are controlled by Michael Minnich and A. Michael Salem, who are Co-Chief Executive Officers of Vespoint and Executive Officers of Midwest and American Life.

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

At the closing of the Agreement, we issued 1,500,000 shares of newly created Series C Convertible Preferred Stock (“Series C Preferred Stock”) to Xenith for $1,500,000, which was recorded in our balance sheet as Mezzanine Equity, and it ranked senior to our voting common stock on liquidation with a preference of $1.00 per share. Subject to the availability of funds, annual dividends of 8% of the Series C Preferred Stock liquidation preference were payable by us; if not paid the dividends accrued. Prior to conversion on June

18, 2019, at any time after June 28, 2025 and subject to Nebraska law, Xenith could have required us to redeem the Series C Preferred Stock at the liquidation preference (plus accrued dividends) or fair market value, whichever was greater. If the shares were not redeemed for any reason, an interest rate of 12% per year would have begun. The Preferred Stock voted along with the voting common stock as a single class on an “as converted” basis. Also, holders of Preferred Stock voting as a separate Series were entitled to elect five of the Company’s eight members of its Board of Directors. The Preferred Stock had several protections against the Company taking action that would adversely affect the rights of holders of Preferred Stock such as mergers, liquidation, and dilutive stock issuances, among others. On June 18, 2019, the Series C Preferred Stock shares were converted, at Xenith’s election, into 72,854,474 shares of our voting common stock at approximately $0.02 per share. All accrued dividends were waived.

Also, at closing of the Agreement, Xenith loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with cash interest of 4% per annum payable quarterly and accrued interest of another 4% per annum payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. Both notes were converted by Xenith into an aggregate 29,141,790 voting common shares on June 18, 2019.

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

The table below summarizes conversion of the Notes and shares of Series C Preferred Stock into voting common stock and the total outstanding voting common stock as of December 31, 2019:

	As Converted Voting Common Stock
	Number	Percentage
Previous* company shareholders	22,873,764	2.2%
Note conversion ($500,000)	24,284,825	2.4%
Note conversion ($100,000)	4,856,965	0.5%
Note conversion ($1,000,000)	48,569,650	4.7%
Note conversion ($17,500,000)	849,968,875	83.1%
Series C Preferred stock conversion	72,854,474	7.1%
Total shares outstanding as of December 31, 2019	1,023,408,553	100.0%

* Prior to note and stock conversions.

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

As of December 31, 2019, 79% of the indemnity policies were converted to assumptive policies thereby releasing American Life from its legal obligations related to those policies.

The balance sheets were required to be restated for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations for the years ended December 31, 2019 and 2018:

	As of December 31,	As of December 31,
	2019	2018
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$50,387	$366,849
Reinsurance recoverables	3,569,849	20,359,326
Premiums receivable	33,512	210,896
Total assets held for sale in the Consolidated Balance Sheet	$3,653,748	$20,937,071

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$1,403,953	$9,799,834
Policy claims	28,203	127,666
Deposit-type contracts	2,209,195	11,050,139
Advance premiums	2,226	21,699
Accounts payable and accrued expenses	3,290	53,395
Total liabilities held for sale in the Consolidated Balance Sheets	$3,646,867	$21,052,733

The income statement for 2018 was also required to be restated shown breaking out the net income between continuing operations and discontinued operations. There were no items in 2019 that were reclassified as discontinued operations.

Year ended December 31,
2018
Major line items constituting pretax loss of discontinued operations:
Premiums	$933,980
Death and other benefits	(421,448)
Interest credited	(192,008)
Increase in benefit reserves	(41,790)
Amortization of deferred acquisition costs	(202,913)
Other operating expenses	(104,105)
Loss on discontinued operations	$(28,284)

Note 5. Non-controlling Interest

On April 2, 2019, Midwest entered into a contract to acquire a 51% ownership in 1505 Capital, a Delaware limited liability company, located in New York. 1505 Capital was organized to provide financial and investment advisory and management services to clients and any related investment, trading or financial activities. 1505 Capital had 1,000 Class A Units available for issuance for which Midwest purchased for $1 a total of 510 of the Class A Units and Aurora Financial Services, Inc. purchased the remaining 490 Class A Units.

Midwest has consolidated the 1505 Capital income of $252,113 into its consolidated financials from April 2, 2019, through December 31, 2019.  Midwest’s portion of income was $127,636 and the non-controlling interest income was $124,477.

Note 6. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2019 and 2018 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2019:
Fixed maturities:
U.S. government obligations	$2,091,710	$7,073	$17,559	$2,081,224
Mortgage-backed securities	819,678	—	21,070	798,608
Asset-backed securities	95,006,241	646,335	404,752	95,247,824
States and political subdivisions -- general obligations	240,494	8,788	—	249,282
States and political subdivisions -- special revenue	25,112	179	—	25,291
Corporate	18,493,077	501,022	154,467	18,839,632
Total fixed maturities	$116,676,312	$1,163,397	$597,848	$117,241,861
Mortgage loans on real estate, held for investment	13,810,041	—	—	13,810,041
Derivatives	490,831	87,684	3,221	575,294
Investment Escrow	3,899,986	—	—	3,899,986
Other invested assets	2,468,947	—	—	2,468,947
Preferred stock	500,000	—	—	500,000
Total Investments	$137,846,117	$1,251,081	$601,069	$138,496,129
December 31, 2018:
Fixed maturities:
U.S. government obligations	$2,112,816	$247	$117,112	$1,995,951
Mortgage-back securities	1,068,976	—	64,925	1,004,051
States and political subdivisions -- general obligations	265,473	—	2,289	263,184
States and political subdivisions -- special revenue	25,231	—	58	25,173
Corporate	15,754,345	14	1,658,535	14,095,824
Total fixed maturities	$19,226,841	$261	$1,842,919	$17,384,183

The Company had two securities that individually exceed 10% of the total of the state and political subdivisions categories as of December 31, 2019. The amortized cost, fair value, credit rating, and description of each such security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
December 31, 2019:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham, Washington	$107,709	$115,597	AA+
Longview, Washington Refunding	132,785	133,685	Aa3
Total	$240,494	$249,282

The following table summarizes, for all securities in an unrealized loss position at December 31, 2019 and 2018, the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2019			December 31, 2018
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,518,772	$14,935	9	$7,862	$430	1
Asset-backed securities	39,114,732	404,752	26	—	—	—
Mortgage-back securities	160,010	4,844	4	—	—	—
Corporate	2,800,815	13,618	4	3,351,664	315,617	23
Greater than 12 months:
U.S. government obligations	353,834	2,624	2	1,785,949	116,682	10
Mortgage-back securities	638,598	16,226	14	1,004,052	64,925	19
States and political subdivisions -- general obligations	—	—	—	263,183	2,289	2
States and political subdivisions -- special revenue	—	—	—	25,173	58	1
Corporate	2,201,658	140,849	13	10,628,745	1,342,918	58
Total fixed maturities	$46,788,419	$597,848	72	$17,066,628	$1,842,919	114

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Based on our review of the securities in an unrealized loss position at December 31, 2019 and 2018, no other-than-temporary impairments were deemed necessary. Management believes that the Company will fully recover its cost basis in the securities held at December 31, 2019, and management does not have the intent to sell nor is it more likely than not that the Company will be required to sell such securities before they recover or mature.

The amortized cost and estimated fair value of fixed maturities at December 31, 2019, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities are due in the next year to further support management’s decision not to recognize an other-than-temporary impairment.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$101,205	$100,958
Due after one year through five years	2,649,457	2,724,011
Due after five years through ten years	21,925,465	22,013,673
Due after ten years through twenty years	84,210,270	84,473,538
Due after twenty years	7,789,915	7,929,681
	$116,676,312	$117,241,861

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with insurance rules and regulations. At December 31, 2019 and 2018, these required deposits had a total amortized cost of $3,611,292 and $2,958,178 and fair values of $3,612,844 and $2,772,809, respectively.

The components of net investment income for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Fixed maturities	$292,453	$789,949
Other	38,397	44,614
Gross investment income	330,850	834,563
Less investment expenses	(210,269)	(318,675)
Investment (loss) income, net of expenses	$120,581	$515,888

Proceeds for the years ended December 31, 2019 and 2018 from sales of investments classified as available-for-sale were $5,752,910 and $10,043,118 respectively. Gross gains of $268,848 and $27,972 and gross losses of $30,885 and $367,792 were realized on sales and the realized losses on sales during the year ended December 31, 2019 and 2018, respectively.

Note 7. Derivative Instruments

The Company entered into derivative instruments to hedge fixed indexed annuity products that guarantee the return of principal to the policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options.  The Company did not have any asset derivatives or embedded derivatives in policyholder contracts as of December 31, 2018.

The following is a summary of the asset derivatives not designated as hedges embedded derivatives in our FIA product as of December 31, 2019:

		December 31, 2019
Derivatives Not Designated	Location in the Consolidated	Notional	Number of	Estimated
as Hedging Instruments	Statement of Balance Sheets	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$9,698,863	24	$575,294
Equity-indexed embedded derivative	Deposit-type contracts	10,720,324	108	576,634

Note 8. Fair Values of Financial Instruments

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

Level 1 measurements

Cash: The carrying value of cash and cash equivalents and short-term investments approximate the fair value because of the short maturity of the instruments.

Level 2 measurements

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended December 31, 2019, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source.

Investment escrow: The Company holds in escrow as of December 31, 2019, cash that will be used to settle a mortgage loan that did not close until January 2020.

Level 3 measurements

Mortgage loans on real estate, held for investment: Mortgage loans are carried at their principal value as there are no traded market values for these loans.

Other invested assets: Short-term equipment leases are carried at their principal value as there are no traded market values for these leases.

Preferred stock:  The preferred stock investment was recorded at its principal value as there was no traded market values for this stock.

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2019
Financial assets
Fixed maturities:
U.S. government obligations	$—	$2,081,224	$—	$2,081,224
Mortgage-backed securities	—	798,608	—	798,608
Asset-backed securities	—	95,247,824	—	95,247,824
States and political subdivisions — general obligations	—	249,282	—	249,282
States and political subdivisions — special revenue	—	25,291	—	25,291
Corporate	—	18,839,632	—	18,839,632
Total fixed maturities	—	117,241,861	—	117,241,861
Mortgage loans on real estate, held for investment	—	—	13,810,041	13,810,041
Derivatives	—	575,294	—	575,294
Investment escrow	—	3,899,986	—	3,899,986
Other invested assets	—	—	2,468,947	2,468,947
Preferred stock	—	—	500,000	500,000
Total Investments	$—	$121,717,141	$16,778,988	$138,496,129
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$576,634	$—	576,634
December 31, 2018
Fixed maturities:
U.S. government obligations	$—	$1,995,951	$—	$1,995,951
Mortgage-back securities	—	1,004,051	—	1,004,051
States and political subdivisions - general obligations	—	263,184	—	263,184
States and political subdivisions - special revenue	—	25,173	—	25,173
Corporate	—	14,095,824	—	14,095,824
Total fixed maturities	$—	$17,384,183	$—	$17,384,183

There were no transfers of financial instruments between Level 1, Level 2, and Level 3 during the years ended December 31, 2019 or 2018.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of December 31, 2019 and 2018, respectively:

	December 31, 2019
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$106,014	$—	$—	$106,014	$106,014
Cash	43,716,205	43,716,205	—	—	43,716,205
Liabilities:
Policyholder deposits (Deposit-type contracts)	171,168,785	—	—	171,168,785	171,168,785

	December 31, 2018
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$43,843	$—	$—	$43,843	$43,843
Cash	2,832,567	2,832,567	—	—	2,832,567
Liabilities:
Policyholder deposits (Deposit-type contracts)	7,234,927	—	—	7,234,927	7,234,927
Notes payable	18,938,705	—	—	18,938,705	18,938,705

The following table presents a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the years ended December 31, 2019 and 2018.

				Total gains	Total gains
	Beginning			Included in	Ending Balance
	Balance	Additions	Sales	Income	Value
Assets
Policy loans	$43,843	$62,171	$—	$—	$106,014
Mortgage loans on real estate, held for investment	—	15,036,179	1,226,138	—	13,810,041
Other invested assets	—	17,287,325	14,849,555	31,177	2,468,947
Preferred stock	—	500,000	—	—	500,000
Total Investments	$43,843	$32,885,675	$16,075,693	$31,177	$16,885,002

Note 9. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Loss carryforwards	$436,777	$1,429,458
Capitalized costs	221,918	269,472
Stock option granted	4,566
Unrealized losses on investments	—	390,349
Policy acquisition costs	1,468,030	—
Charitable contribution carryforward	1,020	—
Property and equipment	15,508	—
Benefit reserves	848,643	192,858
Total deferred tax assets	2,996,462	2,282,137
Less valuation allowance	(2,618,741)	(1,928,454)
Total deferred tax assets, net of valuation allowance	377,721	353,683
Deferred tax liabilities:
Unrealized losses on investments	116,088	—
Due premiums	81,789	117,144
Intangible assets	147,000	147,000
Policy loans	32,844	86,245
Property and equipment	—	3,294
Total deferred tax liabilities	377,721	353,683
Net deferred tax assets	$—	$—

At December 31, 2019 and 2018, the Company recorded a valuation allowance of $2,618,741 and $1,928,454, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

There was income tax expense of $234,180 for the year ended December 31, 2019, and  no income tax expense for the year ended December 31, 2018. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Year ended December 31,
	2019	2018
Computed expected income tax benefit	$(1,154,890)	$(1,063,749)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	6,170	8,402
Change in loss carryforward due to 382 limitation	—	5,595,636
COD Interest	177,563	—
Other	8,613	39,143
Subtotal of increases	192,346	5,643,181
Tax benefit before valuation allowance	(962,544)	4,579,432
Change in valuation allowance	1,196,724	(4,579,432)
Net income tax expenses	$234,180	$—

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of December 31, 2019, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $2,079,888. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $798,236 prior to 2017 will expire through the year of 2032, and the NOLs generated from June 28, 2018 to December 31, 2019 do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $436,777 on the deferred tax assets related to these federal NOL carryforwards.

Loss carry forwards for tax purposes as of December 31, 2019, have expiration dates that range from 2024 through 2039.

Note 10. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018, is as follows (excluding Unified):

	December 31, 2019	December 31, 2018
Balance sheets:
Benefit and claim reserves ceded	$30,579,524	$23,100,644

	Year ended December 31,
	2019	2018
Statements of comprehensive income:
Premiums assumed	$—	$10,268
Premiums ceded	996,711	848,374
Benefits assumed	—	92,792
Benefits ceded	201,823	141,896
Commissions assumed	—	18
Commissions ceded	10,445	54,346

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer except for Unified as it is accounted for as discontinued operations as of December 31, 2019:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$4,213,699	$—	$4,213,699
Optimum Re Insurance Company	A	—	—	489,770	—	489,770
Sagicor Life Insurance Company	A-	—	130,538	11,347,962	270,273	11,208,227
SDA Annuity & Life Re	NR	—	—	2,506,911	—	2,506,911
US Alliance Life and Security Company	NR	—	23,000	12,207,079	69,162	12,160,917
		$—	$153,538	$30,765,421	$339,435	$30,579,524

Effective November 7, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco SDA Agreement”) with SDA Annuity & Life Re (“SDA”), an unaffiliated reinsurance company a Cayman Islands-domiciled reinsurance company. In a modified coinsurance arrangement (“Modco”), the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement (“FW”), assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurance, to reduce the potential credit risk.  Under the FW/Modco SDA Agreement, American Life will cede to SDA, on a funds withheld coinsurance and modified coinsurance basis, the remaining (5%) quota share of certain liabilities with respect to its multi-year guaranteed annuity (“MYGA”) business and an initial ninety-five (95%) quota share of certain liabilities with respect to its fixed indexed annuity (“FIA”) through December 31, 2019 and thirty (30%) thereafter. American Life has established two accounts to hold the assets for the FW/Modco Agreement, a Funds Withheld Account and a Modco Deposit Account.

In addition, a trust account was established on November 7, 2019 among American Life, SDA and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the SDA Funds Withheld Account and the SDA Modco Deposit Account for any shortage in required reserves.

The initial settlement included net premium income of $3,970,509 and net statutory reserves of $3,986,411. The initial settlement for the Funds Withheld Account was $2,256,802 and for the Modco Deposit Account was $1,504,535 and the reserves required was $2,391,847 and $1,594,564, respectively. The amount owed to the Funds Withheld Account and the Modco Deposit Account from the trust account was $135,044 and $90,029, respectively which was funded at the closing of the Ironbound transaction. American Life earned a ceding commission of $996,701 and commission and administrative allowances of $1,734,184 as of December 31, 2019.  The commission and administrative allowances of $1,734,184 first reduced costs that would have been deferred acquisitions costs incurred and the remainder of the allowances were classified as deferred ceding commissions along with the $996,701 ceding commission earned.

Effective July 25, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco Agreement”) with Ironbound Reinsurance Company Limited, an unaffiliated reinsurance company organized under the laws of Barbados (“Ironbound”). In a modified coinsurance arrangement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurance, to reduce the potential credit risk.  Under the FW/Modco Agreement, American Life will cede to Ironbound, on a funds withheld coinsurance and modified coinsurance basis, an initial ninety-five (95%) quota share of certain liabilities with respect to its MYGA business. American Life has established two accounts to hold the assets for the FW/Modco Agreement, a Funds Withheld Account and a Modco Deposit Account.

In addition, a trust account was established on June 30, 2019 among American Life, Ironbound and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the Funds Withheld Account and the Modco Deposit Account for any shortage in required reserves.

The initial settlement included net premium income of $45,005,536 (gross premiums of $46,568,321 minus gross commissions paid of $1,562,786) and net statutory reserves of $47,271,267. The initial settlement for the Funds Withheld Account was $24,928,934 and for the Modco Deposit Account was $16,619,289 and the reserves required was $26,944,622 and $17,963,081, respectively. The amount owed to the Funds Withheld Account and the Modco Deposit Account from the trust account was $2,015,688 and $1,343,792, respectively which was funded at the closing of the Ironbound transaction. American Life earned a ceding commission of $4,843,120 and commission and administrative allowances of $4,734,926 as of December 31, 2019.  The commission and administrative allowances of $4,734,926 first reduced costs that would have been deferred acquisitions costs incurred and the remainder of the allowances were classified as deferred ceding commissions along with the $4,843,120 ceding commission earned.

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

The ceding commission of $3,500,000 was recorded net of the difference between statutory and GAAP net adjusted reserves, the elimination of DAC of $1,890,013, VOBA of $338,536, and the remaining deferred profit from our legacy business of $26,896. The remaining $3,069,690 was reflected as a deferred gain and will be recognized into income over the expected duration of the legacy blocks of business. As of December 31, 2019, Unified had converted 79% of the indemnity coinsurance to assumptive coinsurance. American Life had amortization income for the year ended December 31, 2019 of $2,410,054 as a result of the assumption of 79% of the indemnity policies. The ending deferred ceding commission at December 31, 2019 was $582,894.

American Life and Security National Life Insurance (“SNL”) reached an agreement to commutate the assumed block of life business effective July 31, 2018. American Life recorded a GAAP loss of $154,780 due to the difference between the GAAP and statutory reserves and the write-off of the remaining VOBA. Net adjusted reserves transferred back to SNL totaled $2,543,898 on a GAAP basis.

At December 31, 2019 and 2018, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $11,208,227 and $11,494,161, respectively. At December 31, 2019 and 2018, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance were $12,160,917 and $11,149,888, respectively. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their respective obligations. At December 31, 2019, total deposit-type contract ceded by American Life to Ironbound and SDA were $4,213,699 and $2,506,991, respectively.

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, a separate contingency reserve may be established. At December 31, 2019 and 2018, no contingency reserve was established.

Note 11. Notes Payable

At closing of the Agreement described in Note 3 – Change in Control, Xenith loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with interest of 8% per annum of accrued interest of another 4% per annum payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. The Agreement further provided that Xenith, in its sole discretion, could loan up to an additional $23,500,000 to Midwest. Any loans made by Xenith under this election (“Subsequent Loans”) could also to be converted into our voting common stock at $0.02 per share. Xenith contributed an additional $18,500,000 in the fourth quarter of 2018 following the amendment of the Midwest Articles of Incorporation to increase its authorized voting common shares to 1,970,000,000.  All loans were later converted on June 18, 2019.

The Company had total accrued interest of $845,536 on the Xenith notes through June 18, 2019. This included interest not recorded from June 28, 2018 through December 31, 2018 of $131,711 and interest from January 1, 2019 through June 18, 2019 of $713,825. All interest on the notes from inception through June 18, 2019 were waived by Xenith. The accrued interest was accounted for as an additional capital contribution. The legal fees of $161,000 associated with the Xenith transaction were capitalized and subsequently written off when the notes were converted.

The following table sets forth information regarding loans made to us by Xenith through June 18, 2019 and the number of shares of voting common stock each loan was converted into on June 28, 2019:

		Shares of Common
	Loan	Stock into which
	Principal	Loans Were
Date of Loan	Amount	Converted
June 28, 2018	$500,000	24,284,825
June 28, 2018	100,000	4,856,965
October 10, 2018	1,000,000	48,569,650
December 7, 2018	17,500,000	849,968,875
Total	$19,100,000	927,680,315

As of December 31, 2019, Midwest had no notes outstanding to Xenith.

Note 12. Long-Term Incentive Plan

On June 11, 2019, Midwest’s Board of Directors approved the Midwest Holding Inc. Long-Term Incentive Plan. The purposes of this Long-Term Incentive Plan (“LTIP”) is to create incentives which are designed to motivate participants to put forth maximum effort toward the success and growth of Midwest Holding Inc. (“Company”) and to enable the Company to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to the Company’s success. Toward these objectives, this Plan provides for the grant of Options, Restricted Stock Awards, Restricted Stock Units, SARs, Performance Units, Performance Bonuses, Stock Awards and Other Incentive Awards to Eligible Employees and the grant of Nonqualified Stock Options, Restricted Stock Awards, Restricted Stock Units, SARs, Performance Units, Stock Awards and Other Incentive Awards to Consultants and Eligible Directors, subject to the conditions set forth in this Plan. All awards are required to be established, approved and/or granted by Midwest’s Board of Directors (“Board”).

On July 19, 2019,  the Company granted stock options for 8,950,000 shares at an exercisable conversion price of $0.05 per share with one-third exercisable after July 17, 2021 and two-thirds exercisable after July 17, 2023. The fair market value of the shares was approximately $0.016 a share at grant date.

The Company’s management team considered the stock options as compensation. Using the Black-Scholes Model we determined the consideration should be $143,200.  The factors we used to determine the consideration were the following:  the weighted average fair market value at grant date of $0.016 a share, exercise price of $0.05 a share, time to maturity of 10 years, annual risk-free interest rate of 1.84% based upon the 10 year U.S. Treasury rate at grant date, and a 200% volatility based on the change in price of the stock between the decision and grant date, the amount of shares and the closely held nature of the stock before the grant.  As of December 31, 2019, we have amortized the consideration over the two and four year vesting tranches for an expense and additional paid in capital of $21,745.  No options have vested or been forfeited as of December 31, 2019.

Note 13. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Beginning balance	$7,234,927	$8,314,297
US Alliance	657,986	804,187
Commutation of assumption agreement	—	(1,881,411)
Ironbound Reinsurance Company Limited	1,839,551	—
SDA Annuity & Life Re (includes MVA adjustment and embedded derivative)	194,940	—
Deposits received	161,392,700	650
Investment earnings (includes MVA adjustment and embedded derivative)	9,271	47,936
Withdrawals	(160,590)	(50,732)
Ending balance	$171,168,785	$7,234,927

Under the terms of American Life’s coinsurance agreement with a third party, American Life assumed certain deposit-type contract obligations. The deposits, withdrawals and interest credited in the table above represents the activity from the third party through July 31, 2018.

Note 14. Commitments and Contingencies

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

Note 15. Leases

Our operating lease activities consist of leases for office space and equipment. Our finance lease activities consist of leases for hardware which we will own at the end of the lease agreement. None of our lease agreements include variable lease payments. See the discussion of our January 1, 2019 implementation of a new accounting standard for leases and its impact on our Consolidated Financial Statements at Note 2. New Accounting Standards.

Supplemental balance sheet information for our leases for the years ended December 31, 2019 and 2018, are as follows:

		As of	As of
Leases	Classification	December 31, 2019	December 31, 2018
Assets
Noncurrent:
Finance	Office and other equipment, net of accumulated depreciation and amortization	$2,913	$14,564
Operating	Operating lease right-of-use assets	470,132	592,065
Total leased assets		$473,045	$606,629

Liabilities
Current:
Finance lease	Finance lease liabilities	$1,860	$9,299
Noncurrent:
Operating lease	Operating lease liabilities	524,248	646,519
Total leased liabilities		$526,108	$655,818

The difference between assets and liabilities includes a $5,266 adjust to the finance lease and a $54,454 adjustment to an operating lease, both at the beginning of the period as part of the ASC 842 implementation adjustment discussed in Note 2. New Accounting Standards.

Our operating and finance leases expenses for the years ended December 31, 2019 and 2018, are as follows:

		Year ended December 31,
Leases	Classification	2019	2018
Operating	General and administrative expense	$13,797	$16,810

Finance lease cost:
	Amortization expense	11,651	4,481
	Interest expense	444	444

Minimum contractual obligations for our leases as of December 31, 2019 are as follows:

	Operating Leases	Finance Lease
2020 (excluding year ended December 31, 2019)	$160,958	$2,133
2021	164,081	—
2022	156,608	—
2023	161,674	—
2024	13,508	—
Total remaining lease payments	$656,829	$2,133

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2019	2018
Cash payments
Operating cash flows from operating leases	$(337)	$4,306
Operating cash flows from finance leases	4,657	(2,514)
Financing cash flows from finance leases	(444)	(444)

The weighted average remaining lease terms of our finance and operating leases were six months and approximately two and a half years, respectively as of December 31, 2019. As of December 31, 2018, the weighted average remaining lease terms of our finance and operating leases were fifteen months and three and a half years, respectively. The weighted average discount rates used to determine the lease liabilities for finance leases was 6% and operating leases was 8% as of December 31, 2019 and 2018, respectively. The discount rate used for finance leases was based on the rates implicit in the leases. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 16. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. As filed in the statutory-basis annual statement with the Nebraska Department of Insurance, American Life’s statutory net gains (losses) for the year ended December 31, 2019 and 2018 were $1,843,725 and $(4,283,351), respectively. Capital and surplus of American Life as of December 31, 2019 and 2018 was $20,033,157 and $20,979,285, respectively. The net gain was primarily due to the ceding commission and reserve adjustments earned on the Ironbound and SDA reinsurance transactions; offset by continuing expenses incurred to provide services on the new software and related technology to distribute products through national marketing organizations. The MYGA sales began late in January 2019 with $145,747,737 of face amount of MYGA policies and $15,616,831 of face amount of FIA policies issued during 2019. An additional $9,568,290 of MYGA and $2,571,687 of FIA sales was pending as of December 31, 2019.

As mentioned in Note 10. Reinsurance above, American Life entered into the FW/Modco Agreement with Ironbound to cede 95% of the MYGA business.  Premiums net of commissions and ceding commission and administrative fees ceded to Ironbound was $128,760,161 and the reserve requirement of $139,093,289 was ceded to Ironbound as of December 31, 2019.

Also included in Note 10. Reinsurance above, American Life entered into the FW/Modco Agreement with SDA to cede the addition 5% of the MYGA and 95% of the FIA business through December 31, 2019. Premiums net of commissions and ceding commission and administrative fees ceded to SDA was $18,984,045 and the reserve requirements of $20,822,364 was ceded to SDA as of December 31, 2019.

State insurance laws require our insurance subsidiary to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiary is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. Our insurance subsidiary is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. Our insurance subsidiary’s statutory capital and surplus as December 31, 2019 and 2018, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements.

As of December 31, 2019 and 2018, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 17. Surplus Notes

Our surplus notes of $300,000 and $250,000 matured on August 1, 2016 and September 1, 2016, respectively. The Company retired the notes in full, including accrued interest, through the transfer of condominiums in Hawaii owned by American Life in December 2018. The book value of the surplus notes, including interest, was $876,400. The book value of the condominiums in Hawaii was $493,648. We recognized a gain of $382,752 on the settlement of the surplus notes.

Note 18. Third Party Administration

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-consolidated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. TPA fee income associated with the administering of the Unified transactions from July 1, 2018 through December 31, 2018 was $90,796 and fees earned for other TPA administration during the year ended December 31, 2019 and 2018 were $48,300 and $89,240, respectively.

Note 19. Subsequent Events

All of the effects of subsequent events that provide additional evidence about conditions that existed at December 31, 2019, including the estimates inherent in the process of preparing consolidated financial statements, are recognized in the consolidated financial statements. The Company does not recognize subsequent events that provide evidence about conditions that did not exist at the date of the consolidated financial statements but arose after, but before the consolidated financial statements were available to be issued. In some cases, non-recognized subsequent events are disclosed to keep the consolidated financial statements from being misleading.

MIDWEST HOLDING INC. AND SUB

SIDIARIES

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2019

			Amount
			Recognized in
	Amortized		Consolidated
	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturity securities, available for sale:
U.S. government obligations	$2,091,710	$2,081,224	$2,081,224
Mortgage-back securities	819,678	798,608	798,608
Asset-backed securities	95,006,241	95,247,824	95,247,824
States and political subdivisions -- general obligations	240,494	249,282	249,282
States and political subdivisions -- special revenue	25,112	25,291	25,291
Corporate	18,493,077	18,839,632	18,839,632
Total fixed maturity securities	$116,676,312	$117,241,861	$117,241,861
Mortgage loans on real estate, held for investment	13,810,041	—	13,810,041
Derivatives	490,831	575,294	575,294
Other invested assets	2,468,947	—	2,468,947
Investment escrow	3,899,986	—	3,899,986
Preferred stock	500,000	—	500,000
Policy loans	106,014	—	106,014
Total Investments	$137,952,131	117,817,155	$138,602,143

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Balance Sheets

	As of December 31,
	2019	2018
Assets:
Investment in subsidiaries (1)	$14,417,498	$16,199,089
Preferred stock	500,000	—
Cash and cash equivalents	4,446	79,247
Property and equipment, net	30,717	27,217
Right of use assets	446,835	556,264
Other assets	51,245	35,144
Total assets	$15,450,741	$16,896,961
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	500,000	18,938,705
Lease 1iability	500,952	610,719
Accounts payable and accrued expenses	291,041	(15,513)
Total liabilities	1,291,993	19,533,911
Mezzanine Equity:
Preferred stock, Series C, $0.001 par value; authorized 1,500,000 shares; none issued and outstanding as of December 31, 2019 and 1,500,000 as of December 31, 2018	—	1,500,000
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 1,970,000,000 shares; issued and outstanding 1,023,408,553 as of December 31, 2019 and 22,873,764 as of December 31, 2018.	1,023,409	22,874
Additional paid-in capital	53,472,988	33,006,242
Accumulated deficit	(41,081,710)	(35,348,052)
Accumulated other comprehensive loss	619,584	(1,818,014)
Noncontrolling interest	124,477	—
Total stockholders’ equity (deficit)	14,158,748	(4,136,950)
Total liabilities, mezzanine and stockholders’ equity	$15,450,741	$16,896,961

(1)	Eliminated in consolidation.

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Statements of Comprehensive Loss

	As of December 31,
	2019	2018
Income:
Investment (loss) income, net of expenses	$(270)	$22
Miscellaneous income	48,368	133,692
	48,098	133,714
Expenses:
General	1,385,608	—

(Loss) income before income tax expense	(1,337,510)	133,714
Income tax expense	—	—
(Loss) income before equity in loss of consolidated subsidiaries	(1,337,510)	133,714
Equity in loss of consolidated subsidiaries	(4,396,148)	(5,199,248)
Net loss	$(5,733,658)	$(5,065,534)

Comprehensive Income (Loss):
Unrealized gains (losses) on investments arising during period, net of tax	2,645,015	(1,258,971)
Unrealized gains on foreign currency, net of tax	146,185	—
Less: reclassification adjustment for net realized gains on investments	(353,602)	(47,824)
Other comprehensive income (loss), net of tax	2,437,598	(1,306,795)
Comprehensive loss	$(3,296,060)	$(6,372,329)

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(5,733,658)	$(5,065,534)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	4,396,148	5,199,248
Depreciation	(3,500)	22,245
Preferred stock dividend	845,536	—
Stock options	21,745	—
Net transfers to noncontrolling interest	124,477	—
Other assets and liabilities	274,451	(17,604)
Net cash (used) provided by operating activities	(74,801)	138,355
Cash Flows from Investing Activities:
Purchase of preferred stock	(500,000)	—
Net (purchases) disposals of property and equipment	—	(2,569)
Net cash used by investing activities	(500,000)	(2,569)
Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	—	1,500,000
Note payable to American Life	500,000	—
Proceeds for issuance of notes	—	18,938,705
Capital contribution to American Life	—	(20,500,000)
Net cash provided (used) by financing activities	500,000	(61,295)
Net (decrease) increase in cash and cash equivalents	(74,801)	74,491
Cash and cash equivalents:
Beginning	79,247	4,756
Ending	$4,446	$79,247

Supplemental Disclosure of Non-Cash Information
Conversion of notes payable
Book value of note payable	$(19,100,000)	$—
Common stock	927,680	—
Additional paid in capital	18,172,320	—
Conversion of preferred stock
Book value of preferred stock	(1,500,000)	—
Common stock	72,855	—
Additional paid in capital	1,427,145	—
	$—	$—

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

	As of December 31, 2019			For the Year Ended December 31, 2019
	Future Policy					Death and
	Benefits,		Deferred			Other Benefits
	Claims and		Gain on		Net	and Increase	Other
	Deposit-type	Advance	Coinsurance	Premium	Investment	in Benefit	Operating
	Contracts	Premiums	Transaction	Revenue	Income	Reserves	Expenses
Life Insurance	$187,713,925	$261	$7,578,195	$(152)	$120,581	$75,520	$8,699,269

	As of December 31, 2018			For the Year Ended December 31, 2018
	Future Policy					Death and
	Benefits,		Deferred			Other Benefits
	Claims and		Gain on		Net	and Increase	Other
	Deposit-type	Advance	Coinsurance	Premium	Investment	in Benefit	Operating
	Contracts	Premiums	Transaction	Revenue	Income	Reserves	Expenses
Life Insurance	$23,518,367	$490	$3,899,999	$135,387	$515,888	$114,461	$5,798,601

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

					Percentage
					of Amount
			Assumed		Assumed
		Ceded to Other	from Other		to
	Gross Amount	Companies	Companies	Net Amount	Net
Year ended December 31, 2019
Life insurance in force	$103,575,000	$101,737,000	$—	$1,838,000	0.00%

Life insurance premiums	$2,881,909	2,882,061	$—	$(152)	0.00%

Year ended December 31, 2018
Life insurance in force	$207,684,000	$205,846,000	$—	$1,838,000	0.00%

Life insurance premiums	$4,538,225	$4,413,106	$10,268	$135,387	7.58%

Schedule V

Midwest Holding Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31,
	2019	2018
Accumulated Depreciation:
Beginning of the year	943,323	894,014
Depreciation expense	40,000	49,309
Disposals	(7,842)	—
End of the year	$975,481	$943,323

INDEX OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, dated March 29, 2010. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.2

Articles of Amendment to the Amended and Restated Articles of Incorporation, dated May 6, 2010. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)

3.3	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10 Registration Statement, filed December 12, 2011.)
3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8‑K, filed May 15, 2014.)
3.5

American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.6 to the Company’s Form 8‑K, filed July 3, 2018.)
4.1*	Description of securities
10.1

Coinsurance Agreement – American Life & Security Corporation and US Alliance Life and Security Company dated September 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K, filed October 6, 2017.

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

10.15

Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement between Midwest Holding Inc. and Xenith Holdings LLC dated May 9, 2018. (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8‑K, filed May 14, 2018.)

10.16

Amended and Restated Employment Agreement among Mark A. Oliver, Midwest Holding, Inc. and American Life and Security Corp. dated June 28, 2018. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8‑K, filed July 3, 2018.)

10.17

Employment Agreement dated June 28, 2018 by and between A. Michael Salem and American Life and Security Corp. (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8‑K, filed July 3, 2018.)

10.18

Employment Agreement dated June 28, 2018 by and between Michael Minnich and American Life and Security Corp. (Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8‑K, filed July 3, 2018.)

10.19

Articles of Amendment to Amended and Restated Articles of Incorporation of Midwest Holding Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed on November 16, 2018.)

10.20

Assumption and Indemnity Reinsurance Agreement - American Life & Security Corporation and Unified Life Insurance Company dated November 30, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K, filed December 6, 2018.)

10.21	Midwest Holding Inc. 2019 Long-Term Incentive Plan dated June 11, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K, filed June 17, 2019.)
10.22

Funds Withheld Coinsurance and Modified Coinsurance Agreement between Ironbound Reinsurance Company Limited and American Life & Security Corp dated July 31, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K, filed on August 8, 2019.

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10‑K, filed April 2, 2012.)
21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Taxonomy Extension Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.