Form 10-Q
period 2020-03-31
MIDWEST HOLDING INC.
filed 2020-05-14
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000‑10685

Midwest Holding Inc.

(Exact name of registrant as specified in its charter)

Nebraska	20‑0362426
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 S. 70th, Suite 400, Lincoln, NE	68506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 489-8266

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Trading Symbol(s):
Voting Common Stock, $0.001 par value	MDWT

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

As of May 1, 2020, there were 1,360,675,242 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MIDWEST HOLDING INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Investments, available for sale, at fair value fixed maturities (amortized cost: $152,339,447 and $116,676,312, respectively) (See Note 5)	$125,832,863	$117,241,861
Mortgage loans on real estate, held for investment	48,982,622	13,810,041
Derivatives	463,330	575,294
Other invested assets	2,796,352	2,468,947
Investment escrow	—	3,899,986
Preferred stock	500,000	500,000
Policy loans	128,734	106,014
Total investments	178,703,901	138,602,143
Cash and cash equivalents	25,506,856	43,716,205
Deferred acquisition costs, net	1,633,037	—
Premiums receivable	350,360	355,959
Accrued investment income	2,563,529	1,511,200
Reinsurance recoverables (See Note 9)	51,200,947	30,579,524
Intangible assets	700,000	700,000
Property and equipment, net	81,165	85,395
Operating lease right of use assets	439,648	470,132
Other assets	322,358	241,580
Assets associated with business held for sale (See Note 3)	2,526,376	3,653,748
Total assets	$264,028,177	$219,915,886
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$16,413,606	$16,319,912
Policy claims	156,820	225,228
Deposit-type contracts	220,462,679	171,168,785
Advance premiums	8,536	261
Deferred gain on coinsurance transactions	8,612,135	7,578,195
Lease liabilities (See Note 14):
Finance lease	1,860	1,860
Operating lease	490,870	524,248
Other liabilities	6,756,091	6,291,782
Liabilities associated with business held for sale (See Note 3)	2,520,198	3,646,867
Total liabilities	255,422,795	205,757,138
Commitments and Contingencies (See Note 13)
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 1,970,000,000 shares; issued and outstanding as of March 31, 2020 and 1,023,408,553 as of December 31, 2019.	1,023,409	1,023,409
Additional paid-in capital	53,484,922	53,472,988
Accumulated deficit	(19,533,252)	(41,081,710)
Accumulated other comprehensive income (loss) (See Note 6)	(26,556,674)	619,584
Noncontrolling interest
Total Midwest Holding Inc.'s stockholders' equity	8,418,405	14,034,271
Noncontrolling interest	186,977	124,477
Total stockholders' equity	8,605,382	14,158,748
Total liabilities and stockholders' equity	$264,028,177	$219,915,886

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues
Insurance premiums	$21	$(2,479)
Investment income, net of expenses	1,240,978	190,995
Net realized gains on investments (See Note 5)	22,600,010	(4,397)
Amortization of deferred gain on reinsurance	182,438	806,047
Miscellaneous income	390,044	15,540
Total revenues	24,413,491	1,005,706
Expenses:
Interest credited	211,202	20,821
Benefits	(7,103)	3,395
Amortization of deferred acquisition costs	40,509	2,069
Salaries and benefits	824,896	539,449
Other operating expenses	1,325,113	1,934,990
Total expenses	2,394,617	2,500,724
Gain (loss) from continuing operations before taxes	22,018,874	(1,495,018)
Income tax expense	(407,916)	—
Net gain (loss)	21,610,958	(1,495,018)
Less: Gain attributable to noncontrolling interest	(62,500)	—
Net gain (loss) attributable to Midwest Holding Inc.	21,548,458	(1,495,018)
Comprehensive loss:
Unrealized (losses) gains on investments arising during period, net of tax	(4,170,973)	847,971
Unrealized losses on foreign currency	(405,275)	—
Less: reclassification adjustment for net realized gains on investments	(22,600,010)	4,397
Other comprehensive (loss) income	(27,176,258)	852,368
Comprehensive loss:	$(5,627,800)	$(642,650)
Net gain (loss) per common share
Basic	$0.021	$(0.07)
Diluted	$0.016	$(0.001)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional				Total
	Common	Paid-In	Accumulated		Noncontrolling	Stockholders’
	Stock	Capital	Deficit	AOCI*	Interests	Equity (Deficit)
Balance, December 31, 2018	$22,874	$33,006,242	$(35,348,052)	$(1,818,014)	$—	$(4,136,950)
Net loss	—	—	(5,733,658)	—	—	(5,733,658)
Xenith note interest waived	—	845,536	—	—	—	845,536
Xenith note conversion	927,680	18,172,320	—	—	—	19,100,000
Class C preferred stock conversion	72,855	1,427,145	—	—	—	1,500,000
Employee stock options	—	21,745	—	—	—	21,745
Change in equity of noncontrolling interests	—	—	—	—	124,477	124,477
Unrealized gains on investments, net of taxes	—	—	—	2,291,413	—	2,291,413
Unrealized gains on foreign currency, net of taxes	—	—	—	146,185	—	146,185
Balance, December 31, 2019	1,023,409	53,472,988	(41,081,710)	619,584	124,477	14,158,748
Net income	—	—	21,548,458	—	—	21,548,458
Employee stock options	—	11,934	—	—	—	11,934
Change in equity of noncontrolling interests	—	—	—	—	62,500	62,500
Unrealized losses on investments (see Note 5)	—	—	—	(26,770,983)	—	(26,770,983)
Unrealized losses on foreign currency	—	—	—	(405,275)	—	(405,275)
Balance, March 31, 2020	$1,023,409	$53,484,922	$(19,533,252)	$(26,556,674)	$186,977	$8,605,382

*Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$21,548,458	$(1,495,018)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	37,978	24,777
Depreciation and amortization	15,321	18,013
Stock options	11,934	—
Net transfers to noncontrolling interest	62,500	—
Amortization of deferred acquisition costs	40,509	2,069
Deferred acquisition costs capitalized	(1,483,941)	(253,186)
Net realized (gains) losses on investments	(22,600,010)	4,397
Deferred coinsurance ceding commission	1,033,940	(792,325)
Notes payable interest accrued	—	271,142
Preferred stock dividend	—	90,667
Changes in operating assets and liabilities:
Reinsurance recoverables	2,617,495	(204,111)
Interest and dividends due and accrued	(1,052,329)	(86,946)
Premiums receivable	5,599	(1,980)
Policy liabilities	1,699,134	276,747
Other assets and liabilities	379,158	2,042,291
Other assets and liabilities - discontinued operations	703	(145,981)
Net cash provided by or (used in) for operating activities	2,316,449	(249,444)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(39,723,572)	(7,446,737)
Proceeds from sale or maturity	3,852,943	360,600
Mortgage loans on real estate, held for investment purchases
Purchases	(33,342,545)	—
Proceeds from sale	2,069,950	—
Purchases of derivatives	(651,661)	—
Other invested assets
Purchases	(2,715,965)	—
Proceeds from sale	2,388,560	—
Net change in policy loans	(22,720)	733
Net purchases of property and equipment	(8,998)	(3,818)
Net cash used in investing activities	(68,154,008)	(7,089,222)
Cash Flows from Financing Activities:
Finance lease	(111)	(111)
Receipts on deposit-type contracts	47,815,010	8,320,749
Withdrawals on deposit-type contracts	(186,689)	—
Net cash provided by financing activities	47,628,210	8,320,638
Net increase (decrease) in cash and cash equivalents	(18,209,349)	981,972
Cash and cash equivalents:
Beginning	43,716,205	2,832,567
Ending	$25,506,856	$3,814,539

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of operating a financial services company. The Company is in the life and annuity insurance business and operates through its wholly owned subsidiary, American Life & Security Corp. (“American Life”). As discussed in Note 3,  on June 28, 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 with a non-affiliated third party, Xenith Holdings LLC, a Delaware limited liability company (“Xenith”). On April 2, 2019, we obtained a 51% ownership in 1505 Capital, a Delaware limited liability company, that was established in 2018 to provide financial and investment advisory and management services to clients and related investment activities. 1505 Capital’s financial results are consolidated with the Company’s from the date of its acquisition.

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of annuity products and life insurance through American Life. The product offerings, the underwriting processes, and the marketing processes are similar. The Company’s historical product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product. These product offerings were underwritten, marketed, and managed as a group of similar products on an overall portfolio basis. The American Life presently offers two products, a multi-year guaranteed annuity ("MYGA") and a fixed indexed annuity (“FIA”).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10‑Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019 (“2019 Form 10‑K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies that significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2019 Form 10‑K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

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

Declines in the fair value of available-for-sale securities below their amortized cost are evaluated to assess whether any other-than-temporary impairment loss should be recorded. In determining if these losses are expected to be other-than-

temporary, the Company considers severity of impairment, duration of impairment, forecasted recovery period, industry outlook, the financial condition of the issuer, issuer credit ratings, and the intent and ability of the Company to hold the investment until the recovery of the cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company has analyzed the securities portfolio and determined that there was not an other-than-temporary impairment for the three months ended March 31, 2020.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established as of March 31, 2020.

Investment escrow

The Company held in escrow as of December 31, 2019, cash used to settle a mortgage loan that closed in January 2020.  As of March 31, 2020, the Company did not hold any cash related to investments in escrow.

Other invested assets

The Company purchases and sells leases in its investment portfolio.  As of March 31, 2020, the Company owned several lease investments.

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

In the fourth quarter of 2019, the Company began investing in options to hedge our interest rate risks on our FIA product.  Options typically do not qualify for hedge accounting; therefore, we chose not to use hedge accounting for our options that we currently have.  We value our derivatives at fair market value with the offset being recorded on our income statement as a realized gain or (loss).

Additionally, reinsurance agreements written on a funds withheld or modified coinsurance basis contain embedded derivatives on our fixed indexed annuity product. Gains or (losses) associated with the performance of assets maintained in the modified coinsurance deposit and funds withheld accounts are reflected as realized gains or (losses ) in the income statement.

Preferred Stock

Preferred stock of a non-affiliated company was purchased during the third quarter of 2019.  The Company believes the cost of the preferred stock equals fair market value as of March 31, 2020.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At March 31, 2020 and December 31, 2019, the Company had no cash equivalents. At March 31, 2020, the Company held approximately 1.0 million in Great British Pounds in cash in two of our custody accounts.  The USD equivalent held was approximately $1.2 million.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the three months ended March 31, 2020 that suggest a review should be undertaken.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $10,316 and $9,506 for the three months ended March 31, 2020 and 2019, respectively. Accumulated depreciation totaled $985,796 and $975,480 as of March 31, 2020 and December 31, 2019, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the three months ended March 31, 2020 that would indicate the carrying amounts may not be recoverable.

Reinsurance

As indicated in our 2019 Form 10-K, reinsurance is an integral part of our business plan.  We expect to reinsure substantially all of our new insurance policies with a variety of third party reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees.  Under these reinsurance agreements, we expect there will be a monthly or quarterly settlement of premiums, claims, surrenders, collateral and other administration fees. We believe this will help preserve American Life’s capital while supporting its growth because American Life will have lower capital requirements when its business is reinsured due to lower overall financial exposure versus retaining the insurance policy business itself.

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

American Life has treaties with two third-party reinsurers that have funds withheld provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 6 to our consolidated financial statements above. As a result of recent market volatility, assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $23.2 million as of March 31, 2020.  The terms of the contracts with the third party reinsurers provide that unrealized losses on the portfolios accrue to the reinsurers. We account for this loss pass through by recording equivalent realized gains on our income statement. Accordingly, the unrealized losses on the assets held by American Life were offset by a gain in the embedded derivative of $23.2 million.

American Life currently has five reinsurance agreements in effect and has earned ceding commissions on four out of those agreements.  See Note 9 to the consolidated financial statements in this report for further information on each of our reinsurance agreements.

The table below shows the ceding commissions earned on the four most recent reinsurance transactions where American Life is earning ceding commissions on a statutory accounting principles basis:

		Three months ended March 31,
		2020		2019
Reinsurer	Effective Date of Transaction	Ceding Commission Earned	Expense Allowances(1)	Ceding Commission Earned	Expense Allowances(1)
US Alliance Life and Security Company	September 2017	$15,262	$—	$15,262	$—
Unified Life Insurance Company	July 2018	60,609	—	702,788	—
Ironbound Reinsurance Company Limited	July 2019	674,645	673,612	—	—
SDA Annuity & Life Re	November 2019	298,982	548,464	—	—
		$1,049,498	$1,222,076	$718,050	$—

(1)	Includes: acquisition and administrative expenses, commission expense allowance and product development fees.

Under GAAP, the ceding commission is deferred on the balance sheet and are amortized over the period of the policyholder contracts. The tables below shows the ceding commissions from the reinsurers and what was earned on a GAAP accounting basis:

	Three months ended March 31,
	2020					2019
Reinsurer	Gross Ceding Commission	Expense Allowances(1)	Commissions and Acquisition Expenses	Interest on Ceding Commissions	Earned Ceding Commission	Earned Ceding Commission
US Alliance Life and Security Company	$-	$-	$-	$-	$12,094	$25,816
Unified Life Insurance Company	-	-	-	-	67,451	780,231
Ironbound Reinsurance Company Limited	674,645	673,612	615,111	53,602	95,740	—
SDA Annuity & Life Re	298,982	548,464	503,207	12,966	7,153	—
	$973,627	$1,222,076	$1,118,318	$66,568	$182,438	$806,047

(1)	Includes: acquisition and administrative expenses, commission expense allowance and product development fees.

The tables below show the ceding commissions deferred on each reinsurance transaction on a GAAP accounting basis:

		March 31, 2020	December 31, 2019
Reinsurer	Effective Date of Transaction	Deferred Ceding Commission	Deferred Ceding Commission
US Alliance Life and Security Company(1)	September 2017	$846,581	$858,675
Unified Life Insurance Company(1)	July 2018	515,444	582,894
Ironbound Reinsurance Company Limited(2)	July 2019	5,741,686	5,060,359
SDA Annuity & Life Re(2)	November 2019	1,508,424	1,076,267
		$8,612,135	$7,578,195

(1)

These reinsurance transactions received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and VOBA related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.

(2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).

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

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable securities classified as available for sale and unrealized gains and losses from foreign currency transactions, net of applicable taxes. American Life has treaties with two third-party reinsurers that have funds withheld and modified coinsurance provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the reinsurers, thus, the total return on the asset portfolio belongs to the reinsurers. Under GAAP this is considered an embedded derivative as discussed in Note 6 below. As a result of recent volatility, the investments carried by American Life for the third-party reinsurers contained unrealized losses of approximately $23.2 million as of March 31, 2020.  The terms of the contracts with the third-party reinsurers, provided that unrealized losses on the portfolios shall accrue to the reinsurers. We account for this loss pass through by booking equivalent realized gains on our income statement. Accordingly, for the first quarter of 2020, our recognized embedded derivative gains were $23.2 million.

The remaining unrealized loss of approximately $3.3 million is related to the investments retained by American Life.  The majority of these unrealized losses are related to our asset-backed securities or collateralized loan obligations (“CLOs”).  CLOs are typically illiquid and are intended to be held to maturity thus loss risk is minimal, the Company has monitored the underlying unrealized losses and believe they pose little chance of loss in the long-term due to the quality of the underlying credits.

Basic earnings per share in the first quarter of fiscal 2020 were $0.021 which included the aforementioned gain of $23.2 million. Basic loss per share in the first quarter of fiscal 2020 without the aforementioned gain was ($0.002).

Common and preferred stock and earnings (loss) per share

The par value per each Company share is $0.001 with 1,970,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. On June 18, 2019, Xenith exercised the right to convert its 1,500,000 Series C preferred stock and the $19,100,000 notes payable to voting common stock at the conversion rate of approximately $0.02 per common share. At March 31, 2020 and December 31, 2019, the Company had 1,023,408,553 voting common shares issued and outstanding.

The Series C preferred shares were converted by Xenith to voting common shares on June 18, 2019 at a rate of approximately $0.02 per share for 72,854,474 voting common shares. The stated annual dividend rate on the Series C preferred shares was 8%. At the time of the conversion, Xenith forgave all previously accrued dividends from June 28, 2018 through the conversion date.

Loss per basic share attributable to the Company’s common stockholders was computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended March 31, 2020 and the year ended December 31, 2019 were 1,023,408,553 and 576,594,387 shares, respectively.

Loss per diluted share attributable to the Company’s common stockholders was computed based on the average shares outstanding and options granted under our Long-Term Incentive Plan (“LTIP”), as if all were vested and exercised, which for the three months ended March 31, 2020 and the year ended December 31, 2019 were 1,361,622,261 and 577,541,406 shares, respectively.

Note 2. New Accounting Standards

Adoption of New Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018‑15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018‑15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350‑40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management has reviewed and evaluated the impact of this pending new standard and will implement this starting in fiscal year 2020. We reviewed our software enhancements as of March 31, 2020 to determine the impact of implementing ASU No. 2018‑12 and determined that none of those enhancements should be capitalized as they did not meet the requirements of this ASU.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016‑02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The lease liability is measured at the present value of the lease payments over the lease term with the right-of-use asset measured as the lease liability amount and including adjustments for certain lease incentives and initial direct costs. Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP. This ASU permitted a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption. On January 1, 2019, the Company adopted this standard using a modified retrospective adoption approach. The adoption resulted in the Company identifying three operating leases and one financial lease which were subject to this guidance. The impact to the Consolidated Statements of Comprehensive Income (Loss) was minimal. We identified four leases with net assets of $439,648 and $473,045, and lease liabilities of $492,730 and $526,108 for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

Future adoption of New Accounting Standards

In January 2020, the FASB issued ASU No. 2020-2, Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this Update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. We are unable to determine the impact at this time of ASU No. 2020-1 as we are still in the process of evaluating the standard.

In February 2020, the FASB issued ASU No. 2020-02, Financials Services Instruments-Credit Losses (Topic 326), and Leases (topic 842). The amendments in this Update adds language to Accounting Bulletin N. 119. In November 2019, the FASB issued ASU No. 2019-10, Financials Services Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (topic 842). The Board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies and all other entities. For business entities that meet the definition of a smaller reporting company (“SRC”), the amendments in ASU 2018-12 are effective for fiscal years beginning after December 15, 2021. In August 2018, the FASB issued ASU No. 2018‑12, Financial Services-Insurance (Topic 944). This update 1) modifies the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, 2) simplifies the accounting for certain market-based options or guarantees associated with deposit contracts, 3) simplifies the amortization of deferred acquisition costs, and 4) addresses the effectiveness of the required disclosures. This ASU becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2023. We anticipate that the adoption of ASU 2018‑12 will have a broad impact on our consolidated financial statements and related disclosures and will require us to make changes to certain of our processes, systems and controls. We are unable to determine the impact at this time of ASU No. 2018‑12 as we are still in the process of evaluating the standard.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The scope of this amendment is to clarify the interaction of ASC 842 (Leases) and ASC 326 (credit losses). In November 2018, the FASB issued ASU No. 2018‑10, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the Board’s attention by stakeholders to clarify the guidance in the amendments in ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326) which was issued in June 2016. These updated amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326‑20. Under ASU 2016‑13, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2022. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

As of March 31, 2020, 81% of the indemnity policies were converted to assumptive policies thereby releasing American Life from its legal obligations related to those policies.

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

Our balance sheet was required to be restated for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations as of March 31, 2020 and as of December 31, 2019:

	As of March 31,	As of December 31,
	2020	2019
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$45,491	$50,387
Reinsurance recoverables	2,430,884	3,569,849
Premiums receivable	50,001	33,512
Total assets held for sale in the Consolidated Balance Sheet	$2,526,376	$3,653,748

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$1,021,284	$1,403,953
Policy claims	35,431	28,203
Deposit-type contracts	1,457,536	2,209,195
Advance premiums	2,327	2,226
Accounts payable and accrued expenses	3,620	3,290
Total liabilities held for sale in the Consolidated Balance Sheets	$2,520,198	$3,646,867

Note 4. Non-controlling Interest

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

As of March 31, 2020, Midwest consolidated the 1505 Capital income of $260,345 into the consolidated financials.  Midwest’s portion of income was $197,845 and the non-controlling interest income was $62,500.

Note 5. Investments

The cost or amortized cost and estimated fair value of investments classified as available-for-sale as of March 31, 2020 and December 31, 2019 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2020:
Fixed maturities:
U.S. government obligations	$2,086,391	$129,809	$—	$2,216,200
Mortgage-backed securities	764,277	957	12,254	752,980
Asset-backed securities	128,469,099	66,021	25,756,095	102,779,025
States and political subdivisions -- general obligations	239,454	11,779	—	251,233
States and political subdivisions -- special revenue	2,884,223	95,600	8,112	2,971,711
Corporate	17,896,003	227,680	1,261,969	16,861,714
Total fixed maturities	$152,339,447	$531,846	$27,038,430	$125,832,863
Mortgage loans on real estate, held for investment	48,982,622	—	—	48,982,622
Derivatives	1,142,492	68,904	748,066	463,330
Investment Escrow	—	—	—	—
Other invested assets	2,796,352	—	—	2,796,352
Preferred stock	500,000	—	—	500,000
Total Investments	$205,760,913	$600,750	$27,786,496	$178,575,167

December 31, 2019:
U.S. government obligations	2,091,710	7,073	17,559	2,081,224
Mortgage-backed securities	819,678	—	21,070	798,608
Asset-backed securities	95,006,241	646,335	404,752	95,247,824
States and political subdivisions -- general obligations	240,494	8,788	—	249,282
States and political subdivisions -- special revenue	25,112	179	—	25,291
Corporate	18,493,077	501,022	154,467	18,839,632
Total fixed maturities	116,676,312	1,163,397	597,848	117,241,861
Mortgage loans on real estate, held for investment	13,810,041	—	—	13,810,041
Derivatives	490,831	87,684	3,221	575,294
Investment Escrow	3,899,986	—	—	3,899,986
Other invested assets	2,468,947	—	—	2,468,947
Preferred stock	500,000	—	—	500,000
Total fixed maturities	$137,846,117	$1,251,081	$601,069	$138,496,129

The Company has two securities that individually exceed 10% of the total of the state and political subdivisions categories as of March 31, 2020. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
March 31, 2020:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham, Washington	$107,420	$118,061	AA+
Longview, Washington Refunding	132,034	133,172	Aa3
Total	$239,454	$251,233

The following table summarizes, for all securities in an unrealized loss position at March 31, 2020 and December 31, 2019, the estimated fair value, pre-tax gross unrealized loss and number of securities by consecutive months they have been in an unrealized loss position.

	March 31, 2020			December 31, 2019
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$—	$—	—	$1,518,772	$14,935	9
Asset-backed securities	95,658,862	25,665,232	67	39,114,732	404,752	26
Mortgage-back securities	165,282	589	4	160,010	4,844	4
States and political subdivisions -- general obligations	1,764,400	8,112	1	—	—	—
Corporate	8,965,800	854,457	27	2,800,815	13,618	4
Greater than 12 months:
U.S. government obligations	—	—	—	353,834	2,624	2
Asset-backed securities	909,767	90,863	1	—	—	—
Mortgage-back securities	464,615	11,665	8	638,598	16,226	14
Corporate	491,033	407,512	4	2,201,658	140,849	13
Total fixed maturities	$108,419,759	$27,038,430	112	$46,788,419	$597,848	72

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Due to significant price decreases in the capital markets because of the coronavirus (“COVID-19”) pandemic, our securities positions resulted in a substantial unrealized loss at March 31, 2020. We performed an analysis of the unrealized losses and determined that since they had only been in that position for less than three months, and approximately 80% had durations of 10 to 20 years, it would not be appropriate to write down any investments as of March 31, 2020.  Management believes that the Company will fully recover its cost basis in the securities held at March 31, 2020, and management does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities until they recover or mature. We will continue to monitor the world and U.S. economy and the capital markets throughout the remainder of 2020 to determine if any impairment is required.

The majority of the unrealized losses are related to our CLOs.  CLOs are typically illiquid and are intended to be held to maturity thus risk of loss is minimal. The Company has monitored  the underlying unrealized losses and believes they pose little chance of loss in the long-term due to the quality of the underlying credits.

American Life has treaties with two reinsurance companies that have funds withheld and modified coinsurance provisions.  Under these provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and the total return on the asset portfolios are owned by the reinsurers. The mortgage loans and CLOs primarily make up that asset portfolio.  Under GAAP, these assets are considered embedded derivatives.

The impact of these embedded derivatives is shown below in Note 6 Derivative investments.

The amortized cost and estimated fair value of fixed maturities at March 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities due in the next year are in an unrealized loss position, further supporting management’s decision not to recognize an other-than-temporary impairment.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$202,956	$204,177
Due after one year through five years	3,284,845	3,281,374
Due after five years through ten years	27,511,001	23,467,777
Due after ten years through twenty years	109,927,220	88,586,999
Due after twenty years	11,413,425	10,292,536
	$152,339,447	$125,832,863

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2020 and December 31, 2019, these required deposits had a total amortized cost of $3,361,830 and $3,611,292 and fair values of $3,486,914 and $3,612,844, respectively.

The following table presents a reconciliation of the beginning balance for investments measured at fair value on a recurring basis using Level 3 inputs at March 31, 2020 and December 31, 2019:

	Carrying Value	Interest Income Accrued	Interest Income Earned
March 31, 2020:
Industrial	$500,000	$2,708	$8,215
Commercial mortgage loan - multi-family	46,423,549	348,699	652,708
Other	2,059,073	18,251	49,633
Total mortgage loans	$48,982,622	$369,658	$710,556
December 31, 2019:
Industrial	$500,000	$—	$15,889
Commercial mortgage loan - multi-family	11,320,924	116,860	329,684
Other	1,989,117	195,168	7,386
Total mortgage loans	$13,810,041	$312,028	$352,959

American Life has treaties with two third-party reinsurers that have funds withheld and modified coinsurance provisions. Under those provisions, the mortgage loans backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the reinsurers; therefore, the Company derives minimal investment income from these mortgages.

The components of net investment income for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019
Fixed maturities	$1,167,614	$195,691
Mortgage loans	2,524	—
Other	—	1,244
Gross investment income	1,170,138	196,935
Less: refund received on investment expenses (investment expense)	70,840	(5,940)
Investment income, net of expenses	$1,240,978	$190,995

Proceeds for the three months ended March 31, 2020 and 2019 from sales of investments classified as available-for-sale were $3,852,943 and $360,600, respectively. Gross gains of $149,548 and $1,624 and gross losses of $24,832 and $6,021 were realized on those sales during the three months ended March 31, 2020 and 2019, respectively.

Note 6. Derivative Instruments

The Company entered into derivative instruments to hedge fixed indexed annuity products that guarantee the return of principal to the policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options.  However, these derivatives are not designated as hedge under GAAP.

American Life has treaties with two reinsurance companies that have funds withheld and modified coinsurance provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral and are carried on the balance sheet for A but are owned by the reinsurer, thus, the total return on the asset portfolio belongs to the reinsurers. Under GAAP this is considered an embedded derivative. However, this embedded derivative is not designated as a hedge under GAAP.

The following is a summary of the asset derivatives not designated as hedges and embedded derivatives in our FIA product as of March 31, 2020 and December 31, 2019:

		March 31, 2020			December 31, 2019
	Location in the
Derivatives Not Designated	Consolidated Statement	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	of Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$24,097,066	54	$463,330	$9,698,863	24	$575,294
Equity-indexed embedded derivative	Deposit-type contracts	24,374,089	243	561,759	10,720,324	108	576,634

Due to significant price decreases in the capital markets because of the COVID-19 pandemic, our securities positions resulted in a substantial unrealized loss at March 31, 2020, reported in accumulated other comprehensive loss on the balance sheet.

The following table summarizes the impact of those embedded derivatives related to the Funds Withheld provision where the total return on the asset portfolio belongs to the reinsurers:

	March 31, 2020

	Book Value of	Market Value of	Total Return
Portfolio	Assets	Assets	Swap Value
Ironbound	$97,863,315	$78,198,346	$19,664,969
SDA	17,756,548	14,182,598	3,573,950
Total	$115,619,863	$92,380,944	$23,238,919

This was recorded as an increase in our amounts recoverable from reinsurers of $23,238,919 on our balance sheet and a realized gains of $23,238,919 on our income statement.

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

Level 2 measurements

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third party pricing services. For the period ended March 31, 2020, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source.

Investment escrow: The Company held in escrow as of December 31, 2019, cash that was used to settle a mortgage loan that did not close until January 2020.

Level 3 measurements

Mortgage loans on real estate, held for investment: Mortgage loans are carried at their unpaid principal value as there are no traded market values for these loans.

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2020
Financial assets
Fixed maturities:
U.S. government obligations	$—	$2,216,200	$—	$2,216,200
Mortgage-backed securities	—	752,980	—	752,980
Asset-backed securities	—	102,779,025	—	102,779,025
States and political subdivisions — general obligations	—	251,233	—	251,233
States and political subdivisions — special revenue	—	2,971,711	—	2,971,711
Corporate	—	16,861,714	—	16,861,714
Total fixed maturities	—	125,832,863	—	125,832,863
Mortgage loans on real estate, held for investment	—	—	48,982,622	48,982,622
Derivatives	—	463,330	—	463,330
Investment escrow	—	—	—	—
Other invested assets	—	—	2,796,352	2,796,352
Preferred stock	—	—	500,000	500,000
Total Investments	$—	$126,296,193	$52,278,974	$178,575,167
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$561,759	$—	561,759
December 31, 2019
Fixed maturities:	—
U.S. government obligations	—	2,081,224	—	2,081,224
Mortgage-backed securities	—	798,608	—	798,608
Asset-backed securities	—	95,247,824	—	95,247,824
States and political subdivisions — general obligations	—	249,282	—	249,282
States and political subdivisions — special revenue	—	25,291	—	25,291
Corporate	—	18,839,632	—	18,839,632
Total fixed maturities	—	117,241,861	—	117,241,861
Mortgage loans on real estate, held for investment	—	—	13,810,041	13,810,041
Derivatives	—	575,294	—	575,294
Investment escrow	—	3,899,986	—	3,899,986
Other invested assets	—	—	2,468,947	2,468,947
Preferred stock	—	—	500,000	500,000
Total Investments	$—	$121,717,141	$16,778,988	$138,496,129
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$576,634	$—	576,634

There were no transfers of financial instruments between any levels during the three months ended March 31, 2020 or during the year ended December 31, 2019.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy for financial assets and financial liabilities as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$128,734	$—	$—	$128,734	$128,734
Cash	25,506,856	25,506,856	—	—	25,506,856
Liabilities:
Policyholder deposits (Deposit-type contracts)	220,462,679	—	—	220,462,679	220,462,679

	December 31, 2019
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$106,014	$—	$—	$106,014	$106,014
Cash	43,716,205	43,716,205	—	—	43,716,205
Liabilities:
Policyholder deposits (Deposit-type contracts)	171,168,785	—	—	171,168,785	171,168,785

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the three months ended March 31, 2020.

	Beginning				Ending
	Balance			Realized	Balance
	As of			Gain/	As of
	December 31, 2019	Additions	Sales	(Loss)	March 31, 2020
Assets
Policy loans	$106,014	$22,720	$—	$—	$128,734
Mortgage loans on real estate,
held for investment	13,810,041	37,242,531	2,100,192	30,242	48,982,622
Other invested assets	2,468,947	2,458,792	2,131,387	—	2,796,352
Preferred stock	500,000	—	—	—	500,000
Total Investments	$16,885,002	$39,724,043	$4,231,579	$30,242	$52,407,708

Note 8. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Deferred tax assets:
Loss carryforwards	$427,075	$436,777
Capitalized costs	210,030	221,918
Stock option granted	7,072	4,566
Unrealized losses on investments	5,568,896	—
Policy acquisition costs	1,728,134	1,468,030
Charitable contribution carryforward	1,230	1,020
Property and equipment	23,362	15,508
Benefit reserves	1,338,072	848,643
Total deferred tax assets	9,303,871	2,996,462
Less valuation allowance	(4,156,035)	(2,618,741)
Total deferred tax assets, net of valuation allowance	5,147,836	377,721
Deferred tax liabilities:
Unrealized losses on investments	4,880,173	116,088
Due premiums	84,076	81,789
Intangible assets	147,000	147,000
Policy loans	36,587	32,844
Property and equipment	—	—
Total deferred tax liabilities	5,147,836	377,721
Net deferred tax assets	$—	$—

At March 31, 2020 and December 31, 2019, the Company recorded a valuation allowance of $4,156,035 and $2,618,741, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

There was income tax expense of $407,916 for the three months ended March 31, 2020 and no income tax expense for the three months ended March 31, 2019. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended March 31,
	2020	2019
Computed expected income tax benefit	$4,610,839	$(313,954)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	2,611	2,583
Change in valuation allowance	(4,147,690)	234,398
Other	(57,844)	76,973
Subtotal of increases	(4,202,923)	313,954
Tax expense (benefit)	407,916	—

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of March 31, 2020, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $1,896,207. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $890,636 prior to 2017 will expire through the year of 2032, and the NOLs generated from June 28, 2018 to March 31, 2020 do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year.

Loss carry forwards for tax purposes as of March 31, 2020, have expiration dates that range from 2024 through 2039.

Note 9. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 is as follows:

	March 31, 2020	December 31, 2019
Balance sheets:
Benefit and claim reserves ceded	$51,200,947	$30,579,524

	Three months ended March 31,
	2020	2019
Statements of comprehensive income:
Premiums ceded	231,674	273,101
Benefits ceded	31,287	77,703
Commissions ceded	3,108	2,914

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurers except for a reinsurance with Unified as it was accounted for as discontinued operations:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$21,325,367	$—	$21,325,367
Optimum Re Insurance Company	A	—	—	479,884	—	479,884
Sagicor Life Insurance Company	A-	—	134,417	11,367,938	267,808	11,234,546
SDA Annuity & Life Re	NR	—	—	5,761,090	—	5,761,088
US Alliance Life and Security Company	NR	—	—	12,458,766	58,704	12,400,062
		$—	$134,417	$51,393,045	$326,512	$51,200,947

Due to the volatility of the markets resulting from the COVID-19 pandemic, certain assets that were carried on our balance sheet have resulted in approximately $27 million of unrealized losses. American Life has treaties with two third-party reinsurers that have funds withheld and modified coinsurance provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 6. As a result of the COVID-19 pandemic, the assets had unrealized losses of approximately $23.2 million as of March 31, 2020.  The terms of the contracts with the third party reinsurers provide that unrealized losses on the portfolios accrue to the reinsurers. We account for this loss pass through by recording equivalent realized gains on our income statement. Accordingly, the unrealized losses on the assets held by American Life were offset by a gain in the embedded derivative of $23.2 million. The remaining unrealized loss of approximately $3.3 million related to the investments retained by American Life primarily in CLOs.  The CLOs have unique characteristics, including being typically illiquid and usually intended by us to be held to term.

Effective November 7, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco SDA Agreement”) with SDA Annuity & Life Re (“SDA”), a Cayman Islands-domiciled reinsurance company. In a modified coinsurance arrangement (“Modco”), the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement (“FW”), assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurance, to reduce the potential credit risk.  Under the FW/Modco SDA Agreement, American Life cedes to SDA, on a funds withheld coinsurance and modified coinsurance basis, (5%) quota share of certain liabilities with respect to its multi-year guaranteed annuity (“MYGA”) business and an initial ninety-five (95%) quota share of certain liabilities with respect to its fixed indexed annuity (“FIA”) through December 31, 2019 and thirty (30%) through March 31, 2020.  American Life has established two accounts to hold the assets for the FW/Modco Agreement, a Funds Withheld Account and a Modco Deposit Account.

In addition, a trust account was established on November 7, 2019 among American Life, SDA and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the SDA Funds Withheld Account and the SDA Modco deposit account for any shortage in required reserves.

The initial settlement included net premium income of $3,970,509 and net statutory reserves of $3,986,411. The initial settlement for the Funds Withheld Account was $2,256,802 and for the Modco Deposit Account was $1,504,535 and the reserves required was $2,391,847 and $1,594,564, respectively. The amount owed to the Funds Withheld Account and the Modco Deposit Account from the trust account was $135,044 and $90,029, respectively which was funded at the closing of the SDA transaction. American Life earned a ceding commission of $298,982 and $996,701 and commission and administrative allowances of $548,464 and $1,734,184 as of March 31, 2020 and December 31, 2019, respectively.  The commission and administrative allowances of $548,464 and $1,734,184 first reduced costs that would have been deferred acquisitions costs incurred and the remainder of the allowances were classified as deferred ceding commissions along with the $298,982 and $996,701 ceding commission earned as of March 31, 2020 and December 31, 2019, respectively.

Effective July 25, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco Ironbound Agreement”) with Ironbound Reinsurance Company Limited, an unaffiliated reinsurance company organized under the laws of Barbados (“Ironbound”).  Under the FW/Modco Ironbound Agreement, American Life ceded to Ironbound, on a funds withheld coinsurance and modified coinsurance basis, an initial ninety-five (95%) quota share of certain liabilities with respect to its MYGA business. Starting on March 1, 2020, the quota share dropped to (30%) and then again on March 11, 2020 the quota share dropped to (0%).  American Life has established two accounts to hold the assets for the FW/Modco Ironbound Agreement, a Funds Withheld Account and a Modco Deposit Account.

In addition, a trust account was established on June 30, 2019 among American Life, Ironbound and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the Funds Withheld Account and the Modco Deposit Account for any shortage in required reserves.

The initial settlement included net premium income of $45,005,536 (gross premiums of $46,568,321 minus gross commissions paid of $1,562,786) and net statutory reserves of $47,271,267. The initial settlement for the Funds Withheld Account was $24,928,934 and for the Modco Deposit Account was $16,619,289 and the reserves required was $26,944,622 and $17,963,081, respectively. The amount owed to the Funds Withheld Account and the Modco Deposit Account from the trust account was $2,015,688 and $1,343,792, respectively which was funded at the closing of the Ironbound transaction. American Life earned a ceding commission of $674,645 and $4,843,120 and commission and administrative allowances of $673,612 and $4,734,926 as of March 31, 2020 and December 31, 2019, respectively.  The commission and administrative allowances of $673,612 and $4,734,926 first reduced costs that would have been deferred acquisitions costs incurred and the remainder of the allowances were classified as deferred ceding commissions along with the $674,645 and $4,843,120 ceding commission earned as of March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020 and December 31, 2019 total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to Sagicor were $11,234,546 and $11,208,227, respectively. At March 31, 2020 and December 31, 2019, total benefit reserves, policy claims, deposit-type contracts, and due premiums ceded by American Life to US Alliance were $12,400,062 and $12,160,917, respectively. American Life remains contingently liable on the ceded reinsurance should Sagicor or US Alliance be unable to meet their respective obligations. At March 31, 2020 and December 31, 2019, total deposit-type contract ceded by American Life to Ironbound were $21,325,367 and $4,213,699, respectively. At March 31, 2020 and December 31, 2019, total deposit-type contract ceded by American Life to SDA were $5,761,088 and $2,506,911, respectively.

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. At March 31, 2020 and December 31, 2019, no contingency reserves was established.

Note 10. Notes Payable

On June 28, 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith. Vespoint LLC, a Delaware limited liability company (“Vespoint”), owns 100% of the voting stock of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these three companies is a private investment company; they are controlled by Michael Minnich and A. Michael Salem, who are Co-Chief Executive Officers of Vespoint and Executive Officers of Midwest and American Life.

At closing of the Agreement with Xenith, it loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with interest of 8% per annum with 4% payable quarterly and another 4% accrued and payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. The Agreement further provided that Xenith, in its sole discretion, could loan up to an additional $23,500,000 to Midwest. Any loans made by Xenith under this election (“Subsequent Loans”) could also to be converted into Midwest’s voting common stock at $0.02 per share. Xenith contributed an additional $18,500,000 in the fourth quarter of 2018 following the amendment of the Midwest Articles of Incorporation to increase its authorized voting common shares to 1,970,000,000.  All loans were later converted into Midwest voting common stock on June 18, 2019.  Any additional borrowing capacity was terminated by written mutual consent in April 2020.

The Company had total accrued interest of $845,536 on the Xenith notes through June 18, 2019. All interest on the notes from inception through June 18, 2019 was waived by Xenith. The accrued interest was accounted for as an additional capital contribution. The legal fees of $161,000 associated with the Xenith transaction were capitalized and subsequently written off when the notes were converted.

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

As of March 31, 2020, Midwest had no notes outstanding to Xenith.

Note 11. Long-Term Incentive Plan

On June 11, 2019, our Board of Directors (the “Board”) approved the Midwest Holding Inc. Long-Term Incentive Plan. The purposes of this Long-Term Incentive Plan (“LTIP”) is to create incentives which are designed to motivate participants to put forth maximum effort toward the success and growth of the Company and to enable the Company to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to the Company’s success. Toward these objectives, this Plan provides for the grant of Options, Restricted Stock Awards, Restricted Stock Units, SARs, Performance Units, Performance Bonuses, Stock Awards and Other Incentive Awards to Eligible Employees and the grant of Nonqualified Stock Options, Restricted Stock Awards, Restricted Stock Units, SARs, Performance Units, Stock Awards and Other Incentive Awards to Consultants and Eligible Directors, subject to the conditions set forth in this Plan. All awards are required to be established, approved and/or granted by our Board.

On July 19, 2019, the Company granted stock options for 8,950,000 shares at an exercisable during a ten year period after the date of grant at a price of $0.05 per share with one-third exercisable after July 17, 2021 and two-thirds exercisable after July 17, 2023. The fair market value of the shares was approximately $0.016 a share at grant date.

The Company’s management team considered the stock options as compensation. Using the Black-Scholes Model we determined the consideration should be $143,200.  The factors we used to determine the consideration were the following:  the weighted average fair market value at grant date of $0.016 a share, exercise price of $0.05 a share, time to maturity of 10 years, annual risk-free interest rate of 1.84% based upon the 10 year U.S. Treasury rate at grant date, and a 200% volatility based on the change in price of the stock between the decision and grant date, the amount of shares and the closely held nature of the stock before the grant.  As of March 31, 2020, we have amortized the consideration over the two and four year vesting tranches for an expense and additional paid in capital of $11,933. As of March 31, 2020, and December 31, 2019, the cumulative amortization and additional paid in capital was $33,678 and $21,745, respectively.   No options had been or forfeited as of March 31, 2020 or December 31, 2019.

Note 12. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of policyholders as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the three months ended March 31, 2020 and the year ended December 31, 2019:

	March 31, 2020	December 31, 2019
Beginning balance	$171,168,785	$7,234,927
US Alliance	190,802	657,986
Ironbound Reinsurance Company Limited	—	1,839,551
SDA Annuity & Life Re (includes MVA adjustment and embedded derivative)	—	194,940
Deposits received	47,815,010	161,392,700
Investment earnings (includes MVA adjustment and embedded derivative)	1,474,771	9,271
Withdrawals	(186,689)	(160,590)
Ending balance	$220,462,679	$171,168,785

Note 13. Contingencies and Commitments

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life received a Certificate of Authority to conduct business in Iowa during the first quarter of 2019. American Life received a Certificate of Authority to conduct business during 2020 from each of the following states: Utah, Montana, Louisiana, Ohio, and the District of Columbia. American Life has pending applications six additional states that are expected to be approved by the end of 2020. The Nebraska Department of Insurance (“NDOI”) granted American Life approval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Ironbound prior to closing of the agreement in July 2019.  The NDOI granted American Life approval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with SDA prior to closing of the agreement in December 2019.

Note 14. Leases

Our operating lease activities consist of leases for office space and equipment. Our finance lease activities consist of leases for hardware which we will own at the end of the lease agreement. None of our lease agreements include variable lease payments. See the discussion of our January 1, 2019 implementation of a new accounting standard for leases and its impact on our Consolidated Financial Statements in Note 2. New Accounting Standards.

Supplemental balance sheet information as of March 31, 2020 regarding our leases is as follows:

		As of	As of
Leases	Classification	March 31, 2020	December 31, 2019
Assets
Noncurrent:
Finance	Office and other equipment, net of accumulated depreciation and amortization	$—	$2,913
Operating	Operating lease right-of-use assets	439,648	470,132
Total leased assets		$439,648	$473,045

Liabilities
Current:
Finance lease	Finance lease liabilities	$—	$1,860
Noncurrent:
Operating lease	Operating lease liabilities	492,730	524,248
Total leased liabilities		$492,730	$526,108

Our operating and finance leases expenses for the three months ended March 31, 2020 and 2019, were as follows:

		Three months ended March 31,
Leases	Classification	2020	2019
Operating	General and administrative expense	$2,092	$3,766

Finance lease cost:
	Amortization expense	2,913	2,914
	Interest expense	111	111

Minimum contractual obligations for our operating leases at March 31, 2020, are as follows:

Operating Leases
2020 (excluding three months ended March 31, 2020)	$121,279
2021	164,081
2022	156,608
2023	161,674
2024	13,508
Total remaining lease payments	$617,150

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2020	2019
Cash payments
Operating cash flows from operating leases	$(1,035)	$232
Operating cash flows from finance leases	1,164	1,165
Financing cash flows from finance leases	(111)	(111)

The weighted average remaining lease terms and discount rate of our finance and operating leases was follows:

	As of	As of
	March 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Finance lease	—	3 months
Operating lease	2.2 years	2.5 years
Weighted Average Discount Rate
Finance lease	6%	6%
Operating lease	8%	8%

Note 15. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. As filed in the statutory-basis annual statement with the Nebraska Department of Insurance, American Life’s statutory net gains (losses) for the three months ended March 31, 2020 and 2019 were $423,474 and $(1,308,563), respectively. Capital and surplus of American Life as of March 31, 2020 and December 31, 2019 was $18,504,524 and $19,507,325, respectively. The net gain was primarily due to the ceding commission and reserve adjustments earned on the Ironbound and SDA reinsurance transactions; offset by continuing expenses incurred to provide services on new software and related technology to distribute products through national marketing organizations. For the quarter ended March 31, 2020, the MYGA and FIA sales were $31,565,506 and $16,249,504 compared to the $8,292,617 of MYGA sales as of March 31, 2019. An additional $8,092,612 of MYGA and $6,786,557 of FIA sales were pending as of March 31, 2020.

As discussed in Note 9 Reinsurance above, American Life entered into the FW/Modco Agreement with Ironbound to cede 95% of American Life’s MYGA business.  On March 1, 2020, the quota share ceded to Ironbound was reduced to 30% and on March 11, 2020 the quota share was further reduced to 0%. Premiums net of commissions and ceding commission and administrative fees ceded to Ironbound were $17,757,301 and $128,760,161 and the reserve requirement of $20,701,016 and $139,093,289 was ceded to Ironbound as of March 31, 2020 and December 31, 2019, respectively.

Also included in Note 9. Reinsurance above, American Life entered into the FW/Modco Agreement with SDA to cede 5% of the MYGA and 95% of the FIA business through December 31, 2019. Effective January 1, 2020, the FIA quota share was reduced to 30%. Premiums net of commissions and ceding commission and administrative fees ceded to SDA were $5,427,396 and $18,984,045 and the reserve requirements of $6,111,782 and $20,822,364 were ceded to SDA for the quarter ended March 31, 2020 and the year ended December 31, 2019.

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiary is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities.  American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as March 31, 2020 and December 31, 2019, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements.

As of March 31, 2020, and December 31, 2019, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 16. Third Party Administration

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. We have been able to perform our TPA services using our existing in-house resources. Fees earned during the three months ended March 31, 2020 and 2019 amounted to $8,160 and $15,540, respectively.

Note 17. Subsequent Events

COVID-19 Pandemic

Beginning in March 2020, the global pandemic associated with novel COVI-19 and related economic conditions began to impact the Company’s results. Due to the unprecedented volatility in the economy related to COVID-19, the Company’s available for sale assets values were reduced by approximately $26.5 million and was reflected in the accumulated other comprehensive income on the balance sheet. This was offset by a realized gain of $23.2 million on the related embedded derivative. Also, the derivative assets were reduced by $679,000 and were reflected in our realized gains and losses in the income statement.  Approximately 80% of the unrealized losses were in our CLO portfolio and are typically illiquid which are intended to be held to maturity, thus we believe the risk of loss is not significant. The Company has monitored the underlying unrealized losses and believe they pose little threat in the long-term due to the quality of the underlying credits.  We believe that the quality and duration of our investments provide reasonable assurance of continued performance of the portfolio despite the recent economic volatility. As mentioned above in Items Impacting Comparability, the assets backing the treaties are maintained by American Life  as collateral whereas the assets and total return on the asset portfolios are owned by the reinsurers. The Company has only contingent exposure to these losses as the CLO’s are held as collateral in and funds withheld and modification coinsurance accounts for the performance of the reinsurers under the coinsurance treaties.  The reinsurer bears the risk of loss. Under GAAP, this arrangement is considered an embedded derivative as discussed in Note 6 to our consolidated financial statements.

The COVD-19 pandemic has not materially impacted our sales of our annuity products as evidenced by new sales of $47.8 million in issued premium and pending applications of $14.9 million. Our policies sold have surrender charges over their duration that would tend to offset future income accruals.

Operationally, the Company has the vast majority of its workforce working remotely with a skeleton crew in the office. Our technology has allowed us to move to this work environment without a reduction in our productivity. The Company’s business continuity plan has performed as expected.

The Company’s management will continue to monitor our investments and cash flows to evaluate the impact as this pandemic evolves.

On April 7, 2020, the Nebraska Department of Insurance (“NDOI”) approved the Funds Withheld and Funds Paid Coinsurance Agreement (“US Alliance Agreement”) between American Life and US Alliance Life and Security Company, a Kansas reinsurance company (“US Alliance”).  The US Alliance Agreement closed on April 15, 2020.  Under the US Alliance Agreement, American Life will cede to US Alliance, on a funds withheld and funds paid coinsurance basis, an initial forty-nine percent (49%) quota share of certain liabilities with respect to American Life’s FIA business effective January 1, 2020 through March 31, 2020.  Effective from March 1, 2020 through March 10, 2020, American Life will cede a forty-five point five percent (45.5%) quota share of certain liabilities with respect to its MYGA business to US Alliance. Effective March 11, 2020 through March 31, 2020, on a funds withheld and funds paid coinsurance basis, the quota share will increase to sixty-six point five percent (66.5%) of certain liabilities with respect to its MYGA business.  Effective April 1, 2020, the FIA quota share was reduced to forty (40%) and the MYGA quota share was reduced to twenty-five percent (25%).   American Life has established a US Alliance Funds Withheld Account to hold the assets for the US Alliance Agreement. The NDOI approved the inclusion of the US Alliance coinsurance in American Life’s March 31, 2020 statutory financials.

Effective March 12, 2020, Seneca Reinsurance Company, LLC (“Seneca Re”), a Vermont limited liability company was formed to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to carry on and conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company.  On May 12, 2020, Midwest contributed $300,000 to Seneca Re for a 100% ownership in it.  On April 15, 2020, Midwest entered into an operating agreement with Seneca Re.

On May 13, 2020 the Nebraska Department of Insurance (“NDOI”) approved the Funds Withheld and Modified Coinsurance Agreement (“Seneca Re Agreement”) between American Life and Seneca Re, which is entering into this Seneca Re Agreement by and through Protected Cell 2020-01 (“SRC1”).  The Seneca Re Agreement closed on May 13, 2020. Under the Seneca Re Agreement, American Life will cede to SRC1, on a funds withheld and modified coinsurance basis, an initial twenty-one percent (21%) quota share of certain liabilities with respect to American Life’s FIA business effective January 1, 2020 through March 31, 2020.  Effective from March 1, 2020 through March 10, 2020, American Life will cede a nineteen point five percent (19.5%) quota share of certain liabilities with respect to its MYGA business to SRC1. Effective March 11, 2020 through March 31, 2020, on a funds withheld and funds paid coinsurance basis, the quota share will increase to twenty-eight point five percent (28.5%) of certain liabilities with respect to its MYGA business.  Effective April 1, 2020, the FIA quota share was increased to forty-five (45%) and the MYGA quota share was increased to seventy-two point five percent (72.5%).   American Life has established a SRC1 Funds Withheld Account to hold the assets for the Seneca Re Agreement. The NDOI approved the inclusion of the SRC1 coinsurance in American Life’s March 31, 2020 statutory financials.

On April 24, 2020, the Company entered into a Securities Purchase Agreement with Xenith, Vespoint LLC, and Crestline Assurance Holdings LLC, a Delaware limited liability company (“Crestline”). Pursuant to the Agreement, Crestline purchased 222,222,222 shares of the Company’s voting common stock, par value $0.001 per share, at a purchase price of $0.045 per share for $10 million.  Also on April 24, 2020, in a separate transaction, the Company sold 115,044,467 shares of common stock to various investors at $0.045 per share for $5.177 million. Midwest will contribute $5 million of proceeds received under this agreement to American Life.  The remaining proceeds will be used by the Company for general working capital and corporate purposes.  For more information, see the Current Report on Form 8-K that was filed with the Securities and Exchange Commission on April 24, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of the Company as of March 31, 2020, compared with December 31, 2019, and the results of operations for the three months ended March 31, 2020, compared with the corresponding period in 2019 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report; and our Form 10‑K for the year ended December 31, 2019 (“2019 Form 10‑K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning new services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “intends,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, many of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” of our 2019 Form 10-K and below in Part III – Other Information – Item 1A Risk Factors.

All such forward-looking statements speak only as of the date of this report. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statements are based.

Overview

We were formed on October 31, 2003 for the primary purpose of becoming a financial services company. We operate our business through two subsidiaries: 1) American Life, a Nebraska-domiciled life insurance company and 2) 1505 Capital, a Delaware limited liability company in which we own a 51% interest and which provides investment advisory and related asset management services. In 2009, American Life was issued a certificate of authority to conduct life insurance business in Nebraska. We have incurred losses since inception that resulted primarily from costs incurred while raising capital and establishing and operating American Life and other entities.

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

On April 24, 2020, we raised additional capital of $5.177 million from various third-party investors and issued 115,044,467 shares of voting common stock at $0.045 per share. Also on April 24, 2020, we signed a Securities Purchase Agreement with Crestline for additional capital of $10.0 million and issued 222,222,222 shares of our voting common stock $0.045 per share.

The Business Plan.

In 2018, subsequent to the change in control described above, we embarked upon our new business plan to become a leading, capital efficient, technology-enabled, services-oriented life and annuity fronting insurance company. Our objective is to leverage American Life, and our ancillary services business, to create and sell life and annuity products through third party independent marketing organizations using third-party reinsurance as the primary form of capital to support our growth and to bear the financial risk associated with out insurance products. Our targeted third party field marketing organizations offer products, infrastructure and other services to independent insurance agents across the United States. Although we may retain some business, we expect third-party reinsurers to ultimately assume substantially all of the insurance risk on our business through reinsurance agreements. In connection with these arrangements we will earn ceding fees from the reinsurers. We currently offer multi-year guaranteed annuity (“MYGA”) and fixed index annuity (“FIA”) through several independent marketing organizations.

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

American Life is licensed to sell, underwrite, and market life insurance and annuity products in 20 states and has pending applications in six additional states in 2020. Sales have continued consistently and the Company’s investments continue to perform.

Critical Accounting Policies and Estimates

The MD&A included in our 2019 Form 10‑K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2019 Form 10‑K.

Consolidated Results of Operations - Three Months Ended March 31, 2020

On June 28, 2018, Midwest closed on the Agreement with Xenith as discussed above under “Overview.”  Following the closing, we embarked upon a new business plan which includes leveraging technology to distribute insurance products through Independent Marketing Organizations.

We also reinsured our existing legacy block of insurance business through a reinsurance agreement with a third party reinsurer in exchange for a ceding commission of $3.5 million. In addition, American Life obtained an A.M. Best Rating of B++ in December 2018 that was affirmed in 2019. We purchased and installed comprehensive new technology during the fourth quarter of 2018 and we began selling our first MYGA and FIA products in 2019 through the IMOs.

American Life closed the Legacy Reinsurance agreement on December 10, 2018 with a third party insurance company to cede 100% of the remaining legacy block of its business, with the transaction being effective July 1, 2018. See Note 3 Assets and Liabilities Held for Sale in the Notes to Consolidated Financial Statements above. Due to the assumptive nature of this agreement, this transaction qualified to be reported as Discontinued Operations under ASC 2014‑08 Presentation of Financial Statements (Topic 205).

American Life began selling its first MYGA and FIA products during 2019 resulting in gross premiums of $145,747,737 and $15,616,831, respectively, for the year ended December 31, 2019 on a statutory basis. For GAAP, such premiums are considered deposits and are not shown as premium income. For the three months ended March 31, 2020, and March 31, 2019, such gross premiums for MYGA and FIA products were $31,565,506 and $16,249,504, respectively.

On July 25, 2019, American Life closed a reinsurance agreement with a third party insurance company to cede 95% of American Life’s MYGA business, with the transaction being effective from inception of the sales of the MYGA product.  This transaction eliminated 95% of the interest credited on the MYGA deposit-type contracts. On March 1, 2020, American Life reduced the quota share ceded to the third party reinsurer to 30% and again on March 11, 2020 to 0% at the request of the NDOI. See Note 9. Reinsurance to our Consolidated Financial Statements, above, for further discussion.

On November 7, 2019 American Life closed a second reinsurance agreement with a third party insurance company to cede the remaining 5% of the MYGA product and 95% of the FIA product to a third party reinsurer through December 31, 2019, at which time the FIA product was reduced to 30% ceded as of January 1, 2020.  See Note 9. Reinsurance to our Consolidated Financial Statements, above, for further discussion.

Item Impacting Comparability

American Life has treaties with two third-party reinsurers that have funds withheld and modified coinsurance provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral, whereas the assets and the total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 6 to our consolidated financial statements. As a result of recent market volatility, assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $23.2 million as of March 31, 2020.  The terms of the contracts with the third party reinsurers provide that unrealized losses on the portfolios accrue to the reinsurers. We account for this loss by recording equivalent realized gains on our income statement. Accordingly, the unrealized losses on the assets held by American Life were offset by a gain in the embedded derivative of $23.2 million.

Basie earnings per share in the first quarter of fiscal 2020 were $0.021 which included the aforementioned gain of $23.2 million. Basic loss per share in the first quarter of fiscal 2020 without the aforementioned gain was ($0.002) per share.

If prices of investments recover, the unrealized gains may be reduced; therefore, the associated embedded derivative gain recognized in the first quarter of 2020, could be reduced accordingly,

COVID-19

The effect of the COVID-19 pandemic on the Company’s operations is not known as this time. Due to the unprecedented volatility in the economy related to COVID-19, the Company’s available for sale assets values were reduced by approximately $26.5 million and was reflected in the accumulated other comprehensive income on the balance sheet. This was offset by a realized gain of $23.2 million on the related embedded derivative. Also, the derivative assets were reduced by $679,000 and were reflected in our realized gains and losses in the income statement.  Approximately 80% of the unrealized losses were in our CLO portfolio and are typically illiquid which are intended to be held to maturity, thus we believe the risk of loss is not significant. The Company has monitored the underlying unrealized losses and believe they pose little threat in the long-term due to the quality of the underlying credits.  We believe that the quality and duration of our investments provide reasonable assurance of continued performance of the portfolio despite the recent economic volatility. As mentioned above in Items Impacting Comparability, the assets backing the treaties are maintained by American Life  as collateral whereas the assets and total return on the asset portfolios belong to the reinsurers. The Company has only contingent exposure to these losses as the CLO’s are held as collateral in and funds withheld and modification coinsurance accounts for the performance of the reinsurers under the coinsurance treaties.  The reinsurer bears the risk of loss. Under GAAP, this arrangement is considered an embedded derivative as discussed in Note 6 to our consolidated financial statements.

The COVD-19 pandemic has not materially impacted our sales of our annuity products as evidenced by new sales of $47.8 million in issued premium and pending applications of $14.9 million. Our policies sold have surrender charges over their duration that would tend to offset future income accruals.

Operationally, the Company has the vast majority of its workforce working remotely with a skeleton crew in the office. Our technology has allowed us to move to this work environment without a reduction in our productivity. The Company’s business continuity plan has performed as expected.

The Company’s management will continue to monitor our investments and cash flows to evaluate the impact as this pandemic evolves.

Revenues:

The following summarizes the sources of our revenue for the periods indicated:

	Three months ended March 31,
	2020	2019
Premiums revenues	$21	$(2,479)
Investment (losses) income, net of expenses	1,240,978	190,995
Net realized gains (losses) on investments	22,600,010	(4,397)
Amortization of deferred gain on reinsurance	182,438	806,047
Miscellaneous income	390,044	15,540
	$24,413,491	$1,005,706

Premium revenue: Premium revenue was flat for the three months ended March 31, 2020 compared to the same period in 2019. The introduction of our MYGA and FIA products discussed above generated a meaningful annuity policy sales; however, under GAAP, these products are considered investment contracts and GAAP requires that premiums be deferred and classified as deposit-type liabilities on our balance sheet.  We expect that premium income under GAAP from our annuity products will not be a significant source of revenue until American Life develops new life insurance products in the future and achieves significant additional product sales.

The table below shows premiums under statutory accounting principles on our two annuity products:

	Three months ended March 31,
	2020		2019
	MYGA	FIA	MYGA	FIA
	Premium(1)	Premium(1)(2)	Premium(1)	Premium(1)(2)
As of March 31, 2020	$31,565,506	$16,249,504	$8,292,617	$—

(1)

Under statutory accounting principles, the MYGA and FIA premiums are treated as premium revenue.  Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue is accounted under GAAP as deposit-type liabilities on our balance sheet and is not recognized in our income statement.

(2)	We began selling the MYGA product in January 2019 and the FIA product in November 2019.

Investment (loss) income, net of expenses: The components of our net investment (loss) income are as follows:

	Three months ended March 31,
	2020	2019
Fixed maturities	$1,167,614	$195,691
Mortgage loans	2,524	—
Other	—	1,244
Gross investment income	1,170,138	196,935
Less: refund received on investment expenses (investment expense)	70,840	(5,940)
Investment income, net of expenses	$1,240,978	$190,995

The large increase over the prior period was due to the investment income earned on the bonds purchased with the sales of our MYGA and FIA products.  Our investment portfolio grew from $25,289,696 as of March 31, 2019 compared to $177,960,625 as of March 31, 2020 due to the sales of the MYGA and FIA products which American Life used to purchase investments.  American Life ceded $25,728,698 of premiums to third party reinsurers and transferred $1,495,179 of its investment income as required by the terms of the reinsurance agreements.  The increase was also due to an over payment of investment expenses at year end December 31, 2019 of approximately $117,000 that was refunded in 2020.

Net realized gains and losses on investments: The net realized gain for 2020 was primarily due to the contracts to third-party reinsurers.  Due to the COVID-19 pandemic and the volatility of the capital markets, the assets that were carried on the balance sheet resulted in approximately $26.0 million of unrealized losses. American Life has treaties with two third-party reinsurers that have funds withheld and modified coinsurance provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 6. As a result of recent market volatility, assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $23.2 million as of March 31, 2020.  The terms of the contracts with the third party reinsurers provide that unrealized losses on the portfolios accrue to the reinsurers. We account for this loss by recording equivalent realized gains on our income statement. Accordingly, the unrealized losses on the assets held by American Life were offset by a gain in the embedded derivative of $23.2 million. In the event asset prices recover, the unrealized losses may be reduced; therefore, the associated embedded derivative gain recognized in the first quarter of 2020, could be reduced.  The remaining unrealized loss of approximately $3.3 million related to the investments retained by American Life primarily in CLOs.  The CLOs have unique characteristics, including being typically illiquid and usually intended by us to be held to term.

Amortization of deferred gain on reinsurance: The increase was due to the indemnity coinsurance converted to 28% assumptive reinsurance in 2019 compared to only 2% in 2020 under assumptive reinsurance we no longer have a legal obligation for policies subject to such agreement. This decrease was offset by the amortization of the ceding commission deferred from the two additional reinsurance agreements with third-party reinsurers which were not in effect in 2019.

Miscellaneous income: Miscellaneous income increased due to the consolidation of our investment advisor subsidiary as of April 2, 2019. This was offset by the decrease in third party administrative (“TPA”) fees. We had only one customer for whom we performed these services. TPA fees earned during the three months ended March 31, 2020 and 2019 were $8,160 and $15,540, respectively.

Expenses are summarized in the table below.

	Three months ended March 31,
	2020	2019
Interest credited	$211,202	$20,821
Death and other benefits	(7,103)	3,395
Amortization of deferred acquisition costs	40,509	2,069
Salaries and benefits	824,896	539,449
Other operating expenses	1,325,113	1,934,990
	$2,394,617	$2,500,724

Interest credited: The decrease in the three months ended March 31, 2020 compared to the same period in 2019 was due to not ceding the interest earned on the initial sale of the MYGA product in 2019 to a third-party reinsurer. In 2020, American Life began retaining a portion of the annuity contracts which is reflected in the balance above.

Death and other benefits: Death benefits decreased due the reduction of the amount of our accrual during 2020.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA product starting in late January 2019 and the subsequent amortization and the restatement of prior year for the legacy block of business amortization as an expense for discontinued operations.

Salaries and benefits: The increase was due to the addition of personnel to service our new business growth. We do not expect significant increase in these costs as we continue to implement our business plan.

Other operating expenses: Other operating expenses decreased primarily due to approximately $526,000 of Xenith note interest in 2019 which did not occur in 2020, and the decrease in the expenses related to technology and software development of approximately $58,000. These decreases were offset by the consolidation of 1505 Capital into Midwest and their expenses of approximately $138,000, an increase actuarial fees of $137,000 and the increase in legal fees of approximately $88,000 related to subsequent event  transactions above in Note 17. Subsequent Events.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investment grade debt securities, mortgages, and policy loans. The Company has modified its investment strategy to purchase larger position securities with increased yields compared to prior years. 1505 Capital will be providing investment and management services to the Company going forward. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,216,200	1.1%	$2,081,224	1.1%
Mortgage-backed securities	752,980	0.4	798,608	0.4
Asset-backed securities	102,779,025	50.3	95,247,824	52.2
States and political subdivisions - general obligation	251,233	0.1	249,282	0.1
States and political subdivisions - special revenue	2,971,711	1.5	25,291	—
Corporate	16,861,714	8.2	18,839,632	10.4
Total fixed maturity securities	125,832,863	61.6	117,241,861	64.2
Mortgage loans on real estate, held for investment	48,982,622	24.0	13,810,041	7.6
Derivatives	463,330	0.2	575,294	0.3
Investment escrow	-	-	3,899,986	2.1
Other invested assets	2,796,352	1.4	2,468,947	1.4
Preferred stock	500,000	0.2	500,000	0.3
Cash and cash equivalents	25,506,856	12.5	43,716,205	24.0

Policy Loans	128,734	0.1	106,014	0.1
	$204,210,757	100.0%	$182,318,348	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$2,702,882	2.1%	$2,885,004	2.5%
AA	10,415,734	8.3	6,658,274	5.7
A	28,797,795	22.9	23,812,502	20.3
BBB	79,429,527	63.1	79,996,081	68.2
Total investment grade	121,345,938	96.4	113,351,861	96.7
BB and other	4,486,925	3.6	3,890,000	3.3
Total	$125,832,863	100.0%	$117,241,861	100.0%

We expect that our annuity products sales will increase investable assets in future periods.

Market Risks of Financial Instruments

We hold a portfolio of investments that primarily includes cash, asset-backed securities, bonds, stocks, CLOs, mortgage loans, and notes receivable. Each of these investments is subject to market risks that can affect their return and their fair value. Further, our portfolio may be considered to have a concentration in CLOs.  These securities have unique characteristics, including being typically illiquid and usually intended by us to be held to term. A majority of the investments are fixed maturity securities including debt issues of corporations, U.S. Treasury securities, mortgage-backed securities, CLOs and mortgage loans or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk, equity risk, and liquidity risk.

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

Liquidity and Capital Resources

At March 31, 2020, the Company had cash and cash equivalents totaling $25,506,856.  We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital transaction expenditures for the foreseeable future.

The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). RBC factors the type of business written by an insurance company, the quality of its assets and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. As of December 31, 2019, the RBC ratio was 840%.

Net cash provided by operating activities was $2,316,449 for March 31, 2020, which was comprised primarily by net income of $21,956,374, an increase in recoverable from reinsurers of $2,617,495 policy liabilities of $1,699,134 primarily due increase in deposit-type contracts ceded to reinsurers, and an increase in deferred coinsurance ceding commissions due to the reinsurance agreements with third-party reinsurers of $1,033,940, offset by gain on investments due to the Swap Value discussed in Note 6 of $22,600,010 and the deferred acquisition costs capitalized of $1,483,941. Net cash used for investing activities was $68,154,008. The primary use of cash used was for purchase of our investments of $76,733,743. Offsetting this use of cash was our sale of investments in available-for-sale securities for proceeds of $8,311,453. Net cash provided by financing activities was $47,628,245.  The primary source of cash was net receipts on the MYGA and FIA products of $47,815,010.

Impact of Inflation

Insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such losses and expenses, are known. We attempt, in establishing premiums, to anticipate the potential impact of inflation. If, for competitive reasons, premiums cannot be increased to anticipate inflation, this cost would be absorbed by us. Inflation also affects the rate of investment return on the investment portfolio with a corresponding effect on investment income. CLOs are typically illiquid and usually intended to be held by us to maturity.

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

Management, (with the participation of our principal executive officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2020. Based on this evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

In addition to the risks previously disclosed in Item 1A – Risk Factors of our 2019 10-K,  readers of this report should also consider that since March 13, 2020, the United States has been operating under a state of emergency declared by President Trump in response to the spread of COVID-19. COVID-19 and related federal, state and local governmental responses have affected economic and financial market conditions as well as the operations, results and prospects of companies across many industries.

More specifically, readers of this report should consider the following additional risk factor relating to the Company.

Major public health issues, such as the novel coronavirus COVID-19, could have an adverse impact on our business and results of operations.

We are monitoring developments related to the COVID-19 pandemic to assess its impact on our business; however, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate the direct and indirect impact of COVID-19 on our business, results of operations, financial condition or liquidity. COVID-19, or other major public health issues, could impact us in a number of ways. We may face increased costs associated with claims under our annuity and life insurance products. The cost of reinsurance, a major component of our business strategy, could increase, and we may encounter decreased availability of such reinsurance or our reinsurers.

Our investment portfolio may be adversely affected by market volatility, changes in interest rates, reduced liquidity, or by a slowdown in U.S. or global economic conditions caused by the COVID-19 pandemic or the uncertainty of its outcome. Extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets.

Our workforce, including particularly our executive officers, and the workforces of our vendors, service providers and counterparties, may also be affected, which could result in an adverse impact on our ability to conduct business. The efforts of governmental and non-governmental organizations in combating the spread and severity of COVID-19 or other major public health issues may not be effective. Further, we cannot predict how legal and regulatory responses to concerns about COVID-19 or other major public health issues, including the possible extension of insurance coverage beyond our policy language, will impact our business.

The extent to which COVID-19 impacts our business, results of operations, financial condition, or liquidity will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain or treat its impact.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION
10.1**	Funds Withheld and Modified Coinsurance Agreement between SDA Annuity & Life Re and American Life & Security Corp dated
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith.

**  Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

EXPLANATORY NOTE: [REDACTED] INDICATES THE PORTION OF THIS EXHIBIT THAT HAS BEEN OMITTED BECAUSE IT IS BOTH (I) NOT MATERIAL AND (II) WOULD BE COMPETITIVELY HARMFUL IN PUBLICLY DISCLOSED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2020

MIDWEST HOLDING INC.

By:	/s/ A. Michael Salem
Name:	A. Michael Salem
Title:	Chief Executive Officer, Principal Executive Officer