Form 10-Q
period 2020-06-30
MIDWEST HOLDING INC.
filed 2020-08-14
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020
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

As of August 1, 2020, there were 1,361,557,779 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments, available for sale, at fair value fixed maturities (amortized cost: $206,950,851 and $116,676,312, respectively) (See Note 5)	$200,110,287	$117,241,861
Mortgage loans on real estate, held for investment	51,171,943	13,810,041
Derivatives instruments (See Note 6)	3,228,102	575,294
Other invested assets	3,090,964	2,468,947
Preferred stock	—	500,000
Investment escrow	—	3,899,986
Notes receivable	5,488,101	—
Policy loans	141,172	106,014
Total investments	263,230,569	138,602,143
Cash and cash equivalents	75,041,902	43,716,205
Deferred acquisition costs, net	3,968,748	—
Premiums receivable	349,649	355,959
Accrued investment income	3,471,429	1,511,200
Reinsurance recoverables (See Note 9)	43,355,941	30,579,524
Intangible assets	700,000	700,000
Property and equipment, net	105,685	85,395
Operating lease right of use assets	409,165	470,132
Other assets	3,933,728	241,580
Assets associated with business held for sale (See Note 3)	1,142,379	3,653,748
Total assets	$395,709,195	$219,915,886
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$16,434,819	$16,319,912
Policy claims	232,923	225,228
Deposit-type contracts (See note 12)	321,830,976	171,168,785
Advance premiums	646	261
Deferred gain on coinsurance transactions	11,487,084	7,578,195
Lease liabilities (See Note 14):
Finance lease	—	1,860
Operating lease	460,791	524,248
Other liabilities	18,167,460	6,291,782
Liabilities associated with business held for sale (See Note 3)	1,141,778	3,646,867
Total liabilities	369,756,477	205,757,138
Contingencies and Commitments (See Note 13)
Stockholders’ Equity:
Common stock, $0.001 par value; authorized 1,970,000,000 shares; 1,361,557,779 issued and outstanding as of June 30, 2020 and 1,023,408,553 as of December 31, 2019.	1,361,786	1,023,409
Additional paid-in capital	67,725,643	53,472,988
Accumulated deficit	(36,070,591)	(41,081,710)
Accumulated other comprehensive (loss) income (See Note 6)	(7,064,120)	619,584
Total Midwest Holding Inc.'s stockholders' equity	25,952,718	14,034,271
Noncontrolling interest	—	124,477
Total stockholders' equity	25,952,718	14,158,748
Total liabilities and stockholders' equity	$395,709,195	$219,915,886

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues
Insurance premiums	$30	$—	$51	$(2,479)
Investment income, net of expenses	(397,842)	448,015	843,136	639,010
Net realized (losses) gains on investments (See Note 5)	(12,819,871)	1,180	9,780,139	(3,217)
Amortization of deferred gain on reinsurance	338,269	1,046,552	520,707	1,852,599
Miscellaneous income	396,061	66,795	786,105	82,335
Total revenues	(12,483,353)	1,562,542	11,930,138	2,568,248
Expenses:
Interest credited	(128,052)	230,366	83,150	251,187
Benefits	4,016	(1,523)	(3,087)	1,872
Amortization of deferred acquisition costs	100,388	19,796	140,897	21,865
Salaries and benefits	1,354,934	575,625	2,179,830	1,115,074
Other operating expenses	2,305,687	1,570,130	3,630,800	3,505,120
Total expenses	3,636,973	2,394,394	6,031,590	4,895,118
(Loss) gain from continuing operations before taxes (See note 8)	(16,120,326)	(831,852)	5,898,548	(2,326,870)
Income tax expense	(479,513)	—	(887,429)	—
Net (loss) income	(16,599,839)	(831,852)	5,011,119	(2,326,870)
Comprehensive income (loss):
Unrealized gains on investments arising during period, net of tax	6,673,662	863,186	2,502,690	1,711,156
Unrealized losses on foreign currency	(976)	—	(406,255)	—
Less: reclassification adjustment for net realized losses (gains) on investments	12,819,871	(1,180)	(9,780,139)	3,217
Other comprehensive income (loss)	19,492,557	862,006	(7,683,704)	1,714,373
Comprehensive income (loss):	$2,892,718	$30,154	$(2,672,585)	$(612,497)
Net (loss) gain per common share
Basic	$(0.013)	$(0.004)	$0.004	$(0.020)
Diluted	$(0.013)	$(0.004)	$0.004	$(0.019)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Additional				Total
	Common	Paid-In	Accumulated		Noncontrolling	Stockholders’
	Stock	Capital	Deficit	AOCI*	Interests	Equity (Deficit)
Balance, December 31, 2018	$22,874	$33,006,242	$(35,348,052)	$(1,818,014)	$—	$(4,136,950)
Net loss	—	—	(5,733,658)	—	—	(5,733,658)
Xenith note interest waived	—	845,536	—	—	—	845,536
Xenith note conversion	927,680	18,172,320	—	—	—	19,100,000
Class C preferred stock conversion	72,855	1,427,145	—	—	—	1,500,000
Employee stock options	—	21,745	—	—	—	21,745
Change in equity of noncontrolling interests	—	—	—	—	124,477	124,477
Unrealized gains on investments, net of taxes	—	—	—	2,291,413	—	2,291,413
Unrealized gains on foreign currency, net of taxes	—	—	—	146,185	—	146,185
Balance, December 31, 2019	1,023,409	53,472,988	(41,081,710)	619,584	124,477	14,158,748
Net income	—	—	5,011,119	—	—	5,011,119
Capital raise, net of $285,468 related expenses	338,377	14,603,156	—	—	—	14,941,533
Employee stock options	—	25,022	—	—	—	25,022
Purchase of remaining 49% of 1505 Capital LLC	—	(375,523)	—	—	(124,477)	(500,000)
Unrealized losses on investments	—	—	—	(7,277,449)	—	(7,277,449)
Unrealized losses on foreign currency	—	—	—	(406,255)	—	(406,255)
Balance, June 30, 2020	$1,361,786	$67,725,643	$(36,070,591)	$(7,064,120)	$—	$25,952,718

*	Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$5,011,119	$(2,326,870)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	104,947	49,751
Depreciation and amortization	804,289	32,254
Stock options	25,022	—
Amortization of deferred acquisition costs	140,897	21,865
Deferred acquisition costs capitalized	(4,118,436)	(1,157,073)
Net realized (gains) losses on investments	(9,780,139)	4,142
Deferred coinsurance ceding commission	3,908,889	(1,838,878)
Notes payable interest accrued	—	845,536
Changes in operating assets and liabilities:
Reinsurance recoverables	(4,304,381)	(404,451)
Interest and dividends due and accrued	(1,960,229)	(255,955)
Premiums receivable	6,310	(12,861)
Policy liabilities	3,958,101	672,825
Other assets and liabilities	8,678,265	(421,469)
Other assets and liabilities - discontinued operations	6,280	(120,419)
Net cash provided by or (used in) for operating activities	2,480,934	(4,911,603)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(107,759,107)	(24,117,739)
Proceeds from sale or maturity	18,409,038	2,406,165
Mortgage loans on real estate, held for investment purchases
Purchases	(35,531,866)	(4,176,039)
Proceeds from sale	2,069,950	—
Purchases of derivatives	(2,643,989)	—
Other invested assets
Purchases	(7,011,102)	—
Proceeds from sale	5,612,112	—
Notes receivable	(5,488,101)	—
Investment in unconsolidated subsidiary	—	—
Net change in policy loans	(35,158)	589
Net purchases of property and equipment	(45,513)	(17,348)
Net cash used in investing activities	(132,423,736)	(25,904,372)
Cash Flows from Financing Activities:
Finance lease	(111)	(222)
Capital contribution	14,941,533	—
1505 Capital LLC purchase	(500,000)	—
Net transfers to noncontrolling interest	—	1,846
Receipts on deposit-type contracts	147,486,013	38,267,011
Withdrawals on deposit-type contracts	(658,936)	(11,003)
Net cash provided by financing activities	161,268,499	38,257,632
Net increase in cash and cash equivalents	31,325,697	7,441,657
Cash and cash equivalents:
Beginning	43,716,205	2,832,567
Ending	$75,041,902	$10,274,224

Supplemental Disclosure of Non-Cash Information
Conversion of notes payable
Book value of note payable	—	(19,100,000)
Common stock	—	927,680
Additional paid in capital	—	18,172,320
Conversion of preferred stock
Book value of preferred stock	—	(1,500,000)
Common stock	—	72,855
Additional paid in capital	—	1,427,145
	$—	$—

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

On April 2, 2019, we obtained a 51% ownership in 1505 Capital, a Delaware limited liability company, that was established in 2018 to provide financial and investment advisory and management services to clients and related investment activities. On June 15, 2020, we purchased the remaining 49% ownership in 1505 Capital for $500,000. 1505 Capital’s financial results have been consolidated with the Company’s since the date of its acquisition.

Effective March 12, 2020, Seneca Reinsurance Company, LLC (“Seneca Re”), a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company.  On May 12, 2020, Midwest contributed $300,000 to Seneca Re for a 100% ownership interest.  As of June 30, 2020, Seneca Re had one Protected Cell-2020-01 (“SRC1”).  Midwest contributed $3,000,000 to capitalize SRC1.

On April 24, 2020, Midwest entered into a Securities Purchase Agreement with Crestline Assurance Holdings LLC (“Crestline”), a Delaware limited liability company (“Crestline”) and Xenith, Vespoint LLC, a Delaware limited liability company (“Vespoint”), and Pursuant to the Agreement, Crestline purchased 222,222,222 shares of the Company’s voting common stock, par value $0.001 per share (“common stock”), at a purchase price of $0.045 per share for $10.0 million.  Also, effective as of April 24, 2020, in a separate transaction, Midwest sold 115,827,004 shares of common stock to various investors at $0.045 per share for $5.227 million.

Under the Crestline agreement, the Company contributed $5.0 million to American Life and the remaining proceeds are to be used for general working capital and corporate purposes.

Also effective April 24, 2020, American life entered into a Master Letter Agreement with Seneca Re and Crestline regarding a flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsure funding for a quota share percentage of 25% of the liabilities of American Life arising from its multi-year guaranteed annuities ("MYGA") and a quota share percentage of 40% for American Life’s fixed indexed annuity (“FIA”) products.  This agreement expires on April 24, 2023.

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of annuity products and life insurance through American Life and then reinsuring such products with third party reinsurers and, since April 24, 2020, with the Seneca Re entity. The Company’s historical product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product. These product offerings were underwritten, marketed, and managed as a group of similar products on an overall portfolio basis. American Life presently offers five products, two MYGAs, a FIA, and two bonus plans associated with the FIA product.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the “Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies that significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2019 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.  All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company has analyzed the securities portfolio and determined that there was not an other-than-temporary impairment for the six months ended June 30, 2020.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established as of June 30, 2020.

Derivative Instruments

Derivatives are used to hedge the risks experienced in our ongoing operations, such as equity, interest rate and cash flow risks, or for other risk management purposes, which primarily involve managing liability risks associated with our indexed annuity products and reinsurance agreements. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or other underlying notional amounts. Derivative assets and liabilities are carried at fair value on the consolidated balance sheets.

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

In the late 2019, the Company began investing in options to hedge our interest rate risks on our FIA product.  Options typically do not qualify for hedge accounting; therefore, we chose not to use hedge accounting for our options that we currently have.  We value our derivatives at fair market value with the offset being recorded on our income statement as a realized gain or (loss).

Additionally, reinsurance agreements written on a funds withheld or modified coinsurance basis contain embedded derivatives on our fixed indexed annuity product. Gains or (losses) associated with the performance of assets maintained in the modified coinsurance deposit and funds withheld accounts are reflected as realized gains or (losses ) in the income statement.

Other invested assets

The Company purchases and sells equipment leases in its investment portfolio.  As of June 30, 2020, the Company owned several leases.  An impairment test, as of June 30, 2020, was completed on the only non-performing lease in the portfolio and it was determined that the underlying collateral value was substantially less than the remaining lease payments of $3.4 million. The Company established a valuation allowance on the asset of $776,973 and will continue to monitor the value the underlying collateral. The valuation allowance was recorded as a bad debt expense; however, this asset is owned by a third party reinsurer. Therefore, the valuation allowance was passed through as a receivable from the reinsurers, offsetting the valuation allowance.

Preferred stock

Preferred stock of a non-affiliated company was purchased for $500,000 during the third quarter of 2019.  An impairment analysis of the preferred stock was performed as of June 30, 2020, due to a change in valuation of an invested asset held by the non-affiliated company.  The investment asset had collateral supporting the investment that was less than the book value of the asset; therefore, the  Company established a full valuation allowance of $500,000.  This was recorded as a reduction of the asset on the balance sheet and a bad debt expense on the Consolidated Statements of Comprehensive (Loss) Income.

Investment escrow

The Company held in escrow as of December 31, 2019, cash used to settle a mortgage loan that closed in January 2020.  As of June 30, 2020, the Company did not hold any cash related to investments in escrow.

Notes receivable

The Company held in notes receivable as of June 30, 2020, a note of $5,488,101 between American Life and an unconsolidated affiliate that was rated by a nationally recognized statistical rating organization (“NRSRO”).  This note is being carried at the fair market value.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2020 and December 31, 2019, the Company had no cash equivalents. At June 30, 2020, the Company held approximately 400,000 in Pound Sterling (“GBP”) in two of our custody accounts.  The USD equivalent held was approximately $500,000.  As of June 30, 2020, the Company recorded unrealized losses of approximately $260,000 related to the change in the foreign currency exchange rate (“FX”) of the GBP cash of 400,000 recorded in other comprehensive income on the balance sheet.

Deferred acquisition costs

Deferred acquisition costs (“DAC”) consist of incremental direct costs, net of amounts ceded to third party reinsurers, that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred. These costs are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. The Company evaluates the types of acquisition costs it capitalizes. The Company capitalizes agent compensation and benefits and other expenses that are directly related to the successful acquisition of contracts. The Company also capitalizes expenses directly related to activities performed by the Company, such as underwriting, policy issuance, and processing fees incurred in connection with successful contract acquisitions.

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the six months ended June 30, 2020 that suggest a review should be undertaken.

Reinsurance

As indicated in our 2019 Form 10-K, reinsurance is an integral part of our business plan.  We expect to reinsure substantially all of our new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees.  Under these reinsurance agreements, we expect there will be a monthly or quarterly settlement of premiums, claims, surrenders, collateral, and other administration fees. We believe this will help preserve American Life’s capital while supporting its growth because American Life will have lower capital requirements when its business is reinsured due to lower overall financial exposure versus retaining the insurance policy business itself. See Note 9 below for further discussion of our reinsurance activities.

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

As indicated above under “Nature of Operations,” Midwest formed Seneca Re in early 2020. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re.  Seneca Re currently has one Protected Cell 2020-01 (“SRC1”).

Some reinsurers are not and may not be “accredited” or qualified as reinsurers under Nebraska Law. In order to enter into reinsurance agreements with such reinsurers and to reduce potential credit risk, American Life holds a deposit or withholds funds from the reinsurer or require the reinsurer to maintain a trust that holds assets backing up the reinsurer’s obligation to pay claims on the business it assumes. The reinsurer may also appoint an investment manager for such funds, which is some cases may be our investment adviser subsidiary, 1505 Capital, to manage these assets pursuant to guidelines adopted by us that are consistent with state investment statutes and reinsurance regulations.

American Life currently has treaties with four third party reinsurers and one related party reinsurer.  Of the four third party reinsurers, only three have funds withheld or modified coinsurance provisions. In a modified coinsurance arrangement (“Modco”), the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement (“FW”), assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurance, to reduce the potential credit risk.   Under those provisions with third party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Note 6 to our consolidated financial statements above. As a result of recent market volatility, assets carried as investments on American Life’s financial statements for the third party reinsurers contained unrealized losses of approximately $8.5 million as of June 30, 2020.  The terms of the contracts with the third party reinsurers provide that unrealized losses on the portfolios accrue to the third party reinsurers. Accordingly, the unrealized losses on the assets held by American Life were offset by a gain in the embedded derivative of $8.5 million.  We account for this unrealized loss pass-through by recording equivalent realized gains on our income statement and in amount recoverable from our third party reinsurers on our balance sheet.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $11,996 and $9,506 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense totaled $22,312 and $19,320 for the six months ended June 30, 2020 and 2019, respectively.   Accumulated depreciation totaled $997,793 and $975,480 as of June 30, 2020 and December 31, 2019, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the six months ended June 30, 2020 that would indicate the carrying amounts may not be recoverable.

Benefit reserves

The Company establishes liabilities for amounts payable under insurance policies, including traditional life insurance and annuities. Generally, amounts are payable over an extended period of time. Liabilities for future policy benefits of traditional life insurance have been computed by a net level premium method based upon estimates at the time of issue for investment yields, mortality, and withdrawals. These estimates include provisions for experience less favorable than initially expected. Mortality assumptions are based on industry experience expressed as a percentage of standard mortality tables.

Policy claims

Policy claims are based on reported claims plus estimated incurred but not reported claims developed from trends of historical data applied to current exposure.

Deposit-type contracts

Deposit-type contracts consist of amounts on deposit associated with deferred annuities, premium deposit funds and supplemental contracts without life contingencies.

Deferred gain on coinsurance transactions

American Life has entered into four reinsurance contracts where it has earned or is earning ceding commissions.  These ceding commissions are recorded as a deferred liability and amortized over the life of the business ceded. American Life receives commission, administrative, and option allowances from reinsurance transactions that represent recovery of acquisition costs.  These allowances first reduce the DAC associated with the reinsured blocks of business with the remainder being included in the deferred gain on coinsurance transactions that is also being amortized.

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for the years before 2015. The Company is not currently under examination for any open years. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable securities classified as available for sale and unrealized gains and losses from foreign currency transactions, net of applicable taxes.  American Life has treaties with four third party reinsurers that have funds withheld and modified coinsurance provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the third party reinsurers, thus, the total return on the asset portfolio belongs to the third party reinsurers. Under GAAP this is considered an embedded derivative as discussed in Note 6 below. As a result of recent market volatility, the investments carried by American Life for the third party reinsurers contained unrealized losses of approximately $8.5 million as of June 30, 2020.  The terms of the contracts with the third party reinsurers provided that unrealized losses on the portfolios accrue to the third party reinsurers. We account for this loss pass through by booking equivalent embedded derivative realized gains in our Consolidated Statements of Comprehensive (Loss) Income. Accordingly, for the first half of 2020, such gains were $8.5 million. The remaining investments retained by American Life had unrealized gains of approximately $1,631,474 that included unrealized gains of $1,087,700 resulting from the consolidation of SRC1.

Basic earnings per share in the first half of fiscal 2020 were $0.004 which included the aforementioned gain of $8.5 million. Basic loss per share in the first half of fiscal 2020 without the aforementioned gain was ($0.002).

Common and preferred stock and earnings (loss) per share

The par value per each Company share is $0.001 with 1,970,000,000 voting common shares authorized, 20,000,000 non-voting common shares authorized, and 10,000,000 preferred shares authorized. On June 18, 2019, Xenith exercised the right to convert its 1,500,000 Series C preferred stock and the $19,100,000 notes payable to voting common stock at the conversion rate of approximately $0.02 per common share. With the infusion of capital and the issuance of voting common stock in the Crestline transaction mentioned above under “Nature of Operations,” the Company had voting common shares issued and outstanding at  June 30, 2020 and December 31, 2019, 1,361,557,779 and 1,023,408,553, respectively

The Series C preferred shares were converted by Xenith to voting common shares on June 18, 2019 at a rate of approximately $0.02 per share for 72,854,474 voting common shares. The stated annual dividend rate on the Series C preferred shares was 8%. At the time of the conversion, Xenith forgave all previously accrued dividends from June 28, 2018 through the conversion date.

(Loss) gain per basic share attributable to the Company’s common stockholders was computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended June 30, 2020 and 2019 was 1,272,367,873 and 220,781,744, respectively.  The weighted average number of shares outstanding during the six months ended June 30, 2020 and 2019 were 1,147,888,213 and 122,374,461, respectively.

(Loss) gain diluted share attributable to the Company’s common stockholders was computed based on the average shares outstanding and options granted under our Long-Term Incentive Plan (“LTIP”), as if all were vested and exercised. The weighted average number of diluted shares outstanding during the three months ended June 30, 2020 and 2019 was 1,273,314,893  and 221,728,764, respectively. The weighted average number of diluted shares outstanding during the six months ended June 30, 2020 and 2019 were 1,148,835,232 and 123,321,481 shares, respectively.

Note 2. New Accounting Standards

Adoption of New Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018-15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350-40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management has reviewed and evaluated the impact of this pending new standard and will implement this starting in fiscal year 2020. We reviewed our software enhancements as of June 30, 2020 to determine the impact of implementing ASU No. 2018-12 and determined that none of those enhancements should be capitalized as they did not meet the requirements of this ASU.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The lease liability is measured at the present value of the lease payments over the lease term with the right-of-use asset measured as the lease liability amount and including adjustments for certain lease incentives and initial direct costs. Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP. This ASU permitted a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption. On January 1, 2019, the Company adopted this standard using a modified retrospective adoption approach. The adoption resulted in the Company identifying three operating leases and one financial lease which were subject to this guidance. The impact to the Consolidated Statements of Comprehensive Income (Loss) was minimal. We identified four leases with net assets of $409,165 and $473,045, and lease liabilities of $460,791 and $526,108 for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

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

In February 2020, the FASB issued ASU No. 2020-02, Financials Services Instruments-Credit Losses (Topic 326), and Leases (topic 842). The amendments in this Update adds language to Accounting Bulletin N. 119. In November 2019, the FASB issued ASU No. 2019-10, Financials Services Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (topic 842). The Board developed a philosophy to extend and simplify how effective dates are staggered between larger public companies and all other entities. For business entities that meet the definition of a smaller reporting company (“SRC”), the amendments in ASU 2018-12 are effective for fiscal years beginning after December 15, 2021. In August 2018, the FASB issued ASU No. 2018-12, Financial Services-Insurance (Topic 944). This update 1) modifies the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, 2) simplifies the accounting for certain market-based options or guarantees associated with deposit contracts, 3) simplifies the amortization of deferred acquisition costs, and 4) addresses the effectiveness of the required disclosures. This ASU becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2023. We anticipate that the adoption of ASU 2018-12 will have a broad impact on our consolidated financial statements and related disclosures and will require us to make changes to certain of our processes, systems, and controls. We are unable to determine the impact at this time of ASU No. 2018-12 as we are still in the process of evaluating the standard.

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

Note 3. Assets and Liabilities Held for Sale

On November 30, 2018, American Life entered into an Assumption and Indemnity Reinsurance Agreement (“Reinsurance Agreement”) with Unified Life Insurance Company (“Unified”), a Texas domiciled stock insurance company. The Reinsurance Agreement provides that American Life ceded and Unified agreed to reinsure, on an indemnity reinsurance basis, 100% of the liabilities and obligations under substantially all of American Life’s life, annuity, and health policies (“Policies”). The Agreement closed on December 10, 2018, as previously disclosed in Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2018. The effective date of the Agreement was July 1, 2018.

After the closing of the Reinsurance Agreement, Unified began the process of preparing and delivering certificates of assumption and other materials to policyholders of American Life in order to effect an assumption of the Policies by Unified such that all of American Life’s rights and obligations under the policies arising on and after July 1, 2018 would be completely assumed by Unified without further indemnification or other obligations, except for liabilities, claims and obligations incurred before July 1, 2018. Unified is obligated to indemnify American Life against all liabilities and claims and all of its policy obligations from and after July 1, 2018.

As of June 30, 2020, 89% of the indemnity policies were converted to assumptive policies thereby releasing American Life from its legal obligations related to those policies.

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

Our balance sheet was required to be restated for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations as of June 30, 2020 and as of December 31, 2019:

	As of June 30,	As of December 31,
	2020	2019
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$42,129	$50,387
Reinsurance recoverables	1,077,317	3,569,849
Premiums receivable	22,933	33,512
Total assets held for sale in the Consolidated Balance Sheet	$1,142,379	$3,653,748

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$620,941	$1,403,953
Policy claims	24,231	28,203
Deposit-type contracts	486,486	2,209,195
Advance premiums	2,273	2,226
Accounts payable and accrued expenses	7,847	3,290
Total liabilities held for sale in the Consolidated Balance Sheets	$1,141,778	$3,646,867

Note 4. Non-controlling Interest

On April 2, 2019, Midwest entered into a contract to acquire a 51% ownership in 1505 Capital LLC (“1505 Capital”), a Delaware limited liability company. 1505 Capital was organized to provide financial and investment advisory and management services to clients and any related investment, trading, or financial activities. Midwest purchased for $1 its 51% ownership and on June 15, 2020, we purchased the remaining 49% ownership in 1505 Capital for $500,000.  Midwest used the equity method of accounting for the purchase of the controlling interest eliminating the non-controlling interest and recording the difference to additional paid in capital.

Note 5. Investments

The cost or amortized cost and estimated fair value of investments as of June 30, 2020 and December 31, 2019 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2020:
Fixed maturities:
U.S. government obligations	$1,730,793	$105,936	$—	$1,836,729
Mortgage-backed securities	721,970	6,445	6,646	721,769
Asset-backed securities	174,795,977	1,459,587	8,347,320	167,908,244
States and political subdivisions -- general obligations	238,408	11,671	—	250,079
States and political subdivisions -- special revenue	2,924,809	540,547	—	3,465,356
Trust preferred	2,218,142	—	93,664	2,124,478
Corporate	24,320,752	626,580	1,143,700	23,803,632
Total fixed maturities	$206,950,851	$2,750,766	$9,591,330	$200,110,287
Mortgage loans on real estate, held for investment	51,171,943	—	—	51,171,943
Derivatives	3,134,820	588,201	494,919	3,228,102
Other invested assets	3,090,964	—	—	3,090,964
Notes receivable	5,488,101	—	—	5,488,101
Policy loans	141,172	—	—	141,172
	$269,977,851	$3,338,967	$10,086,249	$263,230,569

December 31, 2019:
Fixed maturities:
U.S. government obligations	2,091,710	7,073	17,559	2,081,224
Mortgage-backed securities	819,678	—	21,070	798,608
Asset-backed securities	95,006,241	646,335	404,752	95,247,824
States and political subdivisions -- general obligations	240,494	8,788	—	249,282
States and political subdivisions -- special revenue	25,112	179	—	25,291
Corporate	18,493,077	501,022	154,467	18,839,632
Total fixed maturities	116,676,312	1,163,397	597,848	117,241,861
Mortgage loans on real estate, held for investment	13,810,041	—	—	13,810,041
Derivatives	490,831	87,684	3,221	575,294
Investment escrow	3,899,986	—	—	3,899,986
Other invested assets	2,468,947	—	—	2,468,947
Preferred stock	500,000	—	—	500,000
Policy loans	106,014	—	—	106,014
Total fixed maturities	$137,952,131	$1,251,081	$601,069	$138,602,143

The Company has two securities that individually exceed 10% of the total of the state and political subdivisions categories as of June 30, 2020. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
June 30, 2020:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham, Washington	$107,128	$118,028	AA+
Longview, Washington Refunding	131,280	132,051	Aa3
Total	$238,408	$250,079

The following table summarizes, for all securities in an unrealized loss position at June 30, 2020 and December 31, 2019, the estimated fair value, pre-tax gross unrealized loss, and number of securities by consecutive months they have been in an unrealized loss position.

	June 30, 2020			December 31, 2019
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$—	$—	—	$1,518,772	$14,935	9
Asset-backed securities	115,541,627	7,989,266	66	39,114,732	404,752	26
Mortgage-back securities	72,535	392	3	160,010	4,844	4
Trust preferred	2,124,478	93,664	1	—	—	—
Corporate	9,025,918	892,092	11	2,800,815	13,618	4
Greater than 12 months:
U.S. government obligations	—	—	—	353,834	2,624	2
Asset-backed securities	12,329,718	358,054	6	—	—	—
Mortgage-back securities	234,404	6,254	5	638,598	16,226	14
Corporate	645,564	251,608	4	2,201,658	140,849	13
Total fixed maturities	$139,974,244	$9,591,330	96	$46,788,419	$597,848	72

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Due to significant price decreases in the capital markets, our securities positions resulted in a substantial unrealized loss at June 30, 2020. We performed an analysis of the unrealized losses and determined no valuation impairment on our fixed maturities should be recorded because the investments had been in such a position for less than six months and approximately 80% of them had durations of 10 to 20 years.  Management believes that the Company will fully recover its cost basis in these securities and management does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities until they recover or mature. We will continue to monitor the world and U.S. economy and the capital markets throughout the remainder of 2020 to determine if any impairment is required.

The majority of the unrealized losses are related to our collateralized loan obligations (“CLOs”).  CLOs are typically illiquid and are intended to be held to maturity. Thus, risk of loss is minimal. The Company has monitored the underlying unrealized losses and believes they pose little chance of loss in the long-term due to the quality of the underlying credits.

The Company purchases and sells equipment leases in its investment portfolio.  As of June 30, 2020, the Company owned several leases.  An impairment test, as of June 30, 2020, was completed on the only non-performing lease in the portfolio and it was determined that the underlying collateral value was substantially less than the outstanding remaining lease payments of $3.4 million. The Company established a valuation allowance on the asset of $776,973 and will continue to monitor the value the underlying collateral. The valuation allowance was recorded as a bad debt expense; however, this asset is owned by a third party reinsurer. Therefore, the valuation allowance was passed through as a receivable from the reinsurers, offsetting the valuation allowance.

American Life has treaties with four reinsurance companies, three third party and one related party, that have funds withheld and modified coinsurance provisions. In a modified coinsurance arrangement (“Modco”), the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement (“FW”), assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurance, to reduce the potential credit risk. Under these provisions with third party reinsurers, the assets backing the treaties are maintained by American Life as collateral but the assets and the total return on the asset portfolios are owned by the third party reinsurers. The mortgage loans and CLOs primarily make up that asset portfolio.  Under GAAP, these assets are considered embedded derivatives. The impact of the embedded derivatives is shown below in Note 6 Derivative investments.

The amortized cost and estimated fair value of fixed maturities at June 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities due in the next year are in an unrealized loss position, further supporting management’s decision not to recognize an other-than-temporary impairment.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$201,929	$202,962
Due after one year through five years	10,172,450	10,355,681
Due after five years through ten years	52,847,487	52,184,902
Due after ten years through twenty years	129,141,495	122,598,167
Due after twenty years	14,587,490	14,768,575
	$206,950,851	$200,110,287

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2020 and December 31, 2019, these required deposits had a total amortized cost of $3,559,321 and $3,611,292 and fair values of $3,739,690 and $3,612,844, respectively.

The following table presents a reconciliation of the beginning balance for the mortgage loan investments measured at fair value on a recurring basis using Level 3 inputs at June 30, 2020 and December 31, 2019:

	Carrying Value	Interest Income Accrued	Interest Income Earned
June 30, 2020:
Industrial	$500,000	$2,871	$16,340
Commercial mortgage loan - multi-family	48,612,870	890,188	1,570,056
Other	2,059,073	205,297	98,721
Total mortgage loans	$51,171,943	$1,098,356	$1,685,117
December 31, 2019:
Industrial	$500,000	$—	$15,889
Commercial mortgage loan - multi-family	11,320,924	116,860	329,684
Other	1,989,117	195,168	7,386
Total mortgage loans	$13,810,041	$312,028	$352,959

American Life has treaties with three third party reinsurers that have funds withheld and modified coinsurance provisions. Under those provisions, the mortgage loans backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third party reinsurers; therefore, the Company derives minimal investment income from these mortgages.

The components of net investment income for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Fixed maturities	$(128,209)	$435,427	$1,041,929	$631,118
Mortgage loans	—	9,656	—	9,656
Other	—	6,832	—	8,076
Gross investment income	(128,209)	451,915	1,041,929	648,850
Less: refund received on investment expenses (investment expense)	(269,633)	(3,900)	(198,793)	(9,840)
Investment income, net of expenses	$(397,842)	$448,015	$843,136	$639,010

Proceeds for the three months ended June 30, 2020 and 2019 from sales of investments classified as available-for-sale were $14,556,095 and $2,040,640, respectively. Gross gains of $1,038,822 and $7,382 and gross losses of $6,575 and $7,127 were realized on those sales during the three months ended June 30, 2020 and 2019, respectively. Proceeds for the six months ended June 30, 2020 and 2019 from sales of investments classified as available-for-sale were $18,409,038 and $2,406,165, respectively. Gross gains of $1,188,370 and $9,006 and gross losses of $31,407 and $13,148 were realized on those sales during the six months ended June 30, 2019 and 2018, respectively.

The proceeds included those assets associated with the third party reinsurers.  The gains and losses were related only to the assets retained by American Life.

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

As indicated in Notes 1, 5 and 9, American Life has treaties with four reinsurance companies, three third party and one related party, that have funds withheld and modified coinsurance provisions.  Under these provisions with third party reinsurers, the assets backing the treaties are maintained by American Life as collateral and are carried on the balance sheet for American Life, but the assets are owned by the third party reinsurer; thus, the total return on the asset portfolio belongs to the third party reinsurers. Under GAAP this is considered an embedded derivative but is not designated as a hedge.

The following is a summary of the asset derivatives not designated as hedges and embedded derivatives in our FIA product as of June 30, 2020 and December 31, 2019:

		June 30, 2020			December 31, 2019
	Location in the
Derivatives Not Designated	Consolidated Statement	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	of Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$86,093,121	108	$3,228,102	$9,698,863	24	$575,294
Equity-indexed embedded derivative	Deposit-type contracts	107,296,291	724	3,038,675	10,720,324	108	576,634

Due to significant price decreases in the capital markets, our securities positions resulted in a substantial unrealized loss at June 30, 2020, reported in accumulated other comprehensive loss on the balance sheet.  The embedded derivative related to the asset portfolio belonging to the third party reinsurers offset these unrealized losses by recording a realized gain in other comprehensive income.

The following table summarizes the impact of those embedded derivatives related to the funds withheld provision where the total return on the asset portfolio belongs to the third party reinsurers:

	June 30, 2020

	Book Value of	Market Value of	Total Return
Portfolio	Assets	Assets	Swap Value
Ironbound	$99,749,714	$93,088,880	$6,660,834
SDA	21,116,007	20,006,611	1,109,396
US Alliance	31,973,893	31,272,086	701,807
Total	$152,839,614	$144,367,577	$8,472,037

The total return swap value was recorded as an increase in our amounts recoverable from reinsurers of $8,472,037 on our balance sheet and a realized gain of $8,472,037 on our income statement.

Note 7. Fair Values of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We use valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, accounting standards establish a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Level 2 measurements

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the period ended June 30, 2020, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source.

Investment escrow: The Company held in escrow as of December 31, 2019, cash that was used to settle a mortgage loan that did not close until January 2020.

Notes receivable: The Company held in notes receivable as of June 30, 2020, a note of $5,488,101 between American Life and an unconsolidated affiliate that was rated by a NRSRO.  This note is being carried at the fair market value.

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in our policyholder contracts.  These embedded derivatives are being carried at the fair market value as of June 30, 2020.

Level 3 measurements

Mortgage loans on real estate, held for investment: Mortgage loans are carried at their unpaid principal value as that is considered the fair market values for these loans.

Other invested assets: The Company purchases and sells equipment leases in its investment portfolio.  As of June 30, 2020, the Company owned several leases.  An impairment test, as of June 30, 2020, was completed on the only non-performing lease in the portfolio and it was determined that the underlying collateral value was substantially less than the outstanding remaining lease payments of $3.4 million. The Company established a valuation allowance on the asset of $776,973 and will continue to monitor the value the underlying collateral. The valuation allowance was recorded as a bad debt expense; however, this asset is owned by a third party reinsurer. Therefore, the valuation allowance was passed through as a receivable from the reinsurers, offsetting the valuation allowance.

Preferred stock: Preferred stock of a non-affiliated company was purchased for $500,000 during the third quarter of 2019.  An impairment analysis of the preferred stock was performed as of June 30, 2020, due to a change in valuation of an invested asset held by the non-affiliated company.  The investment asset had collateral supporting the investment that was less than the book value of the asset; therefore, the  Company established a full valuation allowance of $500,000.  This was recorded as a reduction of the asset on the balance sheet and a bad debt expense on the Consolidates Statements of Comprehensive (Loss) Income.

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2020
Financial assets
Fixed maturities:
U.S. government obligations	$—	$1,836,729	$—	$1,836,729
Mortgage-backed securities	—	721,769	—	721,769
Asset-backed securities	—	167,908,244	—	167,908,244
States and political subdivisions — general obligations	—	250,079	—	250,079
States and political subdivisions — special revenue	—	3,465,356	—	3,465,356
Trust preferred	—	2,124,478	—	2,124,478
Corporate	—	23,803,632	—	23,803,632
Total fixed maturities	—	200,110,287	—	200,110,287
Mortgage loans on real estate, held for investment	—	—	51,171,943	51,171,943
Derivatives	—	3,228,102	—	3,228,102
Other invested assets	—	—	3,090,964	3,090,964
Notes receivable	—	5,488,101	—	5,488,101
Policy loans	—	—	141,172	141,172
Total Investments	$—	$208,826,490	$54,404,079	$263,230,569
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$3,038,675	$—	3,038,675
December 31, 2019
Fixed maturities:	—
U.S. government obligations	—	2,081,224	—	2,081,224
Mortgage-backed securities	—	798,608	—	798,608
Asset-backed securities	—	95,247,824	—	95,247,824
States and political subdivisions — general obligations	—	249,282	—	249,282
States and political subdivisions — special revenue	—	25,291	—	25,291
Corporate	—	18,839,632	—	18,839,632
Total fixed maturities	—	117,241,861	—	117,241,861
Mortgage loans on real estate, held for investment	—	—	13,810,041	13,810,041
Derivatives	—	575,294	—	575,294
Investment escrow	—	3,899,986	—	3,899,986
Other invested assets	—	—	2,468,947	2,468,947
Preferred stock	—	—	500,000	500,000
Policy loans	—	—	106,014
Total Investments	$—	$121,717,141	$16,885,002	$138,496,129
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$576,634	$—	576,634

There were no transfers of financial instruments between any levels during the six months ended June 30, 2020 or during the year ended December 31, 2019.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy for financial assets and financial liabilities as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$141,172	$—	$—	$141,172	$141,172
Cash	75,041,902	75,041,902	—	—	75,041,902
Liabilities:
Policyholder deposits (Deposit-type contracts)	321,830,976	—	—	321,830,976	321,830,976

	December 31, 2019
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$106,014	$—	$—	$106,014	$106,014
Cash	43,716,205	43,716,205	—	—	43,716,205
Liabilities:
Policyholder deposits (Deposit-type contracts)	171,168,785	—	—	171,168,785	171,168,785

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the six months ended June 30, 2020.

	Beginning				Ending
	Balance				Balance
	As of			Valuation	As of
	December 31, 2019	Additions	Sales	Allowance	June 30, 2020
Assets
Policy loans	$106,014	$35,158	$—	$—	$141,172
Mortgage loans on real estate,
held for investment	13,810,041	39,431,852	2,069,950	—	51,171,943
Other invested assets	2,468,947	7,011,102	5,612,112	(776,973)	3,090,964
Preferred stock	500,000	—	—	(500,000)	—
Total Investments	$16,885,002	$46,478,112	$7,682,062	$(1,276,973)	$54,404,079

Note 8. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Deferred tax assets:
Loss carryforwards	$781,003	$436,777
Capitalized costs	195,763	221,918
Stock option granted	9,821	4,566
Unrealized losses on investments	1,679,207	—
Policy acquisition costs	3,686,674	1,468,030
Charitable contribution carryforward	1,230	1,020
Property and equipment	23,056	15,508
Benefit reserves	435,780	848,643
Total deferred tax assets	6,812,534	2,996,462
Less valuation allowance	(4,789,646)	(2,618,741)
Total deferred tax assets, net of valuation allowance	2,022,888	377,721
Deferred tax liabilities:
Unrealized losses on investments	1,759,153	116,088
Due premiums	78,242	81,789
Intangible assets	147,000	147,000
Policy loans	38,493	32,844
Property and equipment	—	—
Total deferred tax liabilities	2,022,888	377,721
Net deferred tax assets	$—	$—

At June 30, 2020 and December 31, 2019, the Company recorded a valuation allowance of $4,789,646 and $2,618,741, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

There was income tax expense of $479,513 and $887,429 for the three and six months ended June 30, 2020 and no income tax expense for the three and six months ended June 30, 2019. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Computed expected income tax benefit	$(3,372,144)	$(174,689)	$1,238,695	$(488,643)
Increase (reduction) in income taxes resulting from:
Meals, entertainment and political contributions	319	3,053	2,930	5,636
Change in valuation allowance	4,169,372	32,209	21,682	266,607
COD Interest	—	177,563	—	177,563
Other	(318,034)	(38,136)	(375,878)	38,837
Subtotal of increases	3,851,657	174,689	(351,266)	488,643
Tax expense (benefit)	$479,513	$—	$887,429	$—

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of June 30, 2020, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $2,741,658. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $890,636 prior to 2017 will expire through the year of 2032, and the NOLs generated from June 28, 2018 to June 30, 2020 do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year.

Loss carry forwards for tax purposes as of June 30, 2020, have expiration dates that range from 2024 through 2039.

Note 9. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 is as follows:

	June 30, 2020	December 31, 2019
Balance sheets:
Benefit and claim reserves ceded	$43,355,941	$30,579,524

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Statements of comprehensive (loss) income:
Premiums ceded	$221,435	$249,200	$453,108	$522,301
Benefits ceded	15,792	38,326	47,078	116,029
Commissions ceded	2,613	3,666	5,721	6,580

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third party reinsurers except for a reinsurance with Unified as it was accounted for as discontinued operations:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$7,323,291	$—	$7,323,291
Optimum Re Insurance Company	A	—	—	518,692	—	518,692
Sagicor Life Insurance Company	A-	—	210,295	11,224,669	277,015	11,157,949
SDA Annuity & Life Re	NR	—	—	3,995,718	—	3,995,718
US Alliance Life and Security Company	NR	—	—	20,418,664	58,373	20,360,291
		$—	$210,295	$43,481,034	$335,388	$43,355,941

Due to the volatility of the markets, certain assets that were carried on our balance sheet have resulted in approximately $6.8 million of unrealized losses. American Life has treaties with three third party reinsurers that have funds withheld and modified coinsurance provisions. In a modified coinsurance arrangement (“Modco”), the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement (“FW”), assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurance, to reduce the potential credit risk. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 6. As a result of the market volatility, the assets had unrealized losses of approximately $8.5 million as of June 30, 2020.  The terms of the contracts with the third party reinsurers provide that unrealized losses on the portfolios accrue to the third party reinsurers. Accordingly, the unrealized losses on the assets held by American Life were offset by a gain in the embedded derivative of $8.5 million. We account for this loss pass through by recording equivalent realized gains on our income statement.  The unrealized losses pertaining to third party reinsurers were offset by unrealized gains of $1.7 million on assets retained by American Life.

Effective July 25, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco Ironbound Agreement”) with Ironbound Reinsurance Company Limited, an unaffiliated reinsurance company organized under the laws of Barbados (“Ironbound”).  Under the FW/Modco Ironbound Agreement, American Life ceded to Ironbound, on a funds withheld coinsurance and modified coinsurance basis, an initial 95% quota share of certain liabilities with respect to its MYGA business. Starting on March 1, 2020, the quota share dropped to 30% and then again on March 11, 2020 the quota share dropped to 0%. American Life has established two accounts to hold the assets for the FW/Modco Ironbound Agreement, a Funds Withheld Account and a Modco Deposit Account.

In addition, a trust account was established on June 30, 2019 among American Life, Ironbound and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the Funds Withheld Account and the Modco Deposit Account for any shortage in required reserves.

The initial settlement included net premium income of $45,005,536 (gross premiums of $46,568,321 minus gross commissions paid of $1,562,786) and net statutory reserves of $47,271,267. The initial settlement for the Funds Withheld Account was $24,928,934 and for the Modco Deposit Account was $16,619,289 and the reserves required was $26,944,622 and $17,963,081, respectively. The amount owed by Ironbound to the Funds Withheld Account and the Modco Deposit Account from the trust account was $2,015,688 and $1,343,792, respectively which was funded at the closing of the Ironbound transaction.

Effective November 7, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco SDA Agreement”) with SDA Annuity & Life Re (“SDA”), a Cayman Islands-domiciled reinsurance company. Under the FW/Modco SDA Agreement, American Life cedes to SDA, on a funds withheld coinsurance and modified coinsurance basis, 5% quota share of certain liabilities with respect to its multi-year guaranteed annuity MYGA business and an initial 95% quota share of certain liabilities with respect to its fixed indexed annuity FIA through December 31, 2019 and thirty 30% through June 30, 2020.  American Life has established two accounts to hold the assets for the FW/Modco Agreement, a Funds Withheld Account and a Modco Deposit Account.

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

Effective April 15, 2020, American Life entered into a Funds Withheld and Funds Paid Coinsurance Agreement (“US Alliance Agreement”) between American Life and US Alliance Life and Security Company, a Kansas reinsurance company (“US Alliance”). Under the US Alliance Agreement, American Life will cede to US Alliance, on a funds withheld and funds paid coinsurance basis, an initial 49% quota share of certain liabilities with respect to American Life’s FIA business effective January 1, 2020 through March 31, 2020.  Effective from March 1, 2020 through March 10, 2020, American Life will cede a 45.5% quota share of certain liabilities with respect to its MYGA business to US Alliance. Effective March 11, 2020 through March 31, 2020, on a funds withheld and funds paid coinsurance basis, the quota share will increase to 66.5% of certain liabilities with respect to its MYGA business.  Effective April 1, 2020, the FIA quota share was reduced to 40% and the MYGA quota share was reduced to 25%.  American Life has established a US Alliance Funds Withheld Account to hold the assets for the US Alliance Agreement.

In addition, a trust account was established among American Life, US Alliance and Capitol Federal Savings Bank, for the sole benefit of American Life to fund the Funds Withheld Account for any shortage in required reserves.

The initial settlement included net premium income of $13,542,325 and net statutory reserves of $14,706,862. The initial settlement for the Funds Withheld Account was $12,729,785 and to the trust account was $812,539 from American Life and $5,000,000 from US Alliance.

In early 2020, Midwest formed Seneca Re, a wholly owned subsidiary, to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont regulations.  Seneca Re has one Protected Cell 2020-01 (“SRC1”) which closed during May of 2020.

Effective April 24, 2020, American life entered into a Master Letter Agreement with Seneca Re and Crestline regarding a flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from the MYGA and a quota share percentage of 40% of the FIA products.  This agreement expires on April 24, 2023.

The table below shows those ceding commissions and allowances received from the above reinsurers. The new business was not ceded to these reinsurers until the third and fourth quarters of 2019; therefore, there is no comparable data in the first half of 2019.

		Six months ended June 30,
		2020
Reinsurer	Effective Date of Transaction	Ceding Commission Paid	Expense Allowances Paid(1)
Ironbound Reinsurance Company Limited	July 2019	$688,110	$679,076
SDA Annuity & Life Re	November 2019	868,729	1,628,850
US Alliance Life and Security Company(2)	April 2020	2,272,784	4,009,102
		$3,829,623	$6,317,028

(1)	Includes: acquisition and administrative expenses, commission expense allowance and product development fees.
(2)	US Alliance Life and Security Company funds withheld and funds paid treaty

Under GAAP, ceding commissions are deferred on the balance sheet and are amortized over the period of the policyholder contracts. The tables below shows the ceding commissions from the reinsurers including SRC1 and what was earned on a GAAP basis:

	Six months ended June 30,
	2020
Reinsurer	Gross Ceding Commission	Expense Allowances(1)	Interest on Ceding Commissions	Earned Ceding Commission
Ironbound Reinsurance Company Limited	$688,110	$679,076	$110,022	$188,826
SDA Annuity & Life Re	868,729	1,628,850	29,527	18,341
US Alliance Life and Security Company(2)	2,272,784	4,009,102	7,711	10,465
	$3,829,623	$6,317,028	$147,260	$217,632

(1)	Includes: acquisition and administrative expenses, commission expense allowance and product development fees.
(2)	US Alliance Life and Security Company funds withheld and funds paid treaty

The tables below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

		June 30, 2020	December 31, 2019
Reinsurer	Effective Date of Transaction	Deferred Ceding Commission	Deferred Ceding Commission
US Alliance Life and Security Company(1)	September 2017	$834,487	$858,675
Unified Life Insurance Company(1)	July 2018	304,007	582,894
Ironbound Reinsurance Company Limited(2)	July 2019	5,752,126	5,060,359
SDA Annuity & Life Re(2)	November 2019	2,156,377	—
US Alliance Life and Security Company(3)	April 2020	2,440,087	1,076,267
		$11,487,084	$7,578,195

(1)	These reinsurance transactions on our legacy business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired (“VOBA”) related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
(2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).
(3)	US Alliance Life and Security Company funds withheld and funds paid treaty.

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established.  At June 30, 2020 and December 31, 2019, no contingency reserves were established.

American Life expects to reinsure substantially all of its new insurance policies with a variety of  reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Note 10. Notes Payable

On June 28, 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith. Vespoint LLC, a Delaware limited liability company (“Vespoint”), owns 100% of the voting stock of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these companies is a private investment company; they are controlled by Michael Minnich and A. Michael Salem, who are Co-Chief Executive Officers of Vespoint and Executive Officers of Midwest and American Life.

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

As of June 30, 2020, Midwest had no notes outstanding to Xenith.

Note 11. Long-Term Incentive Plan

On June 11, 2019, our Board of Directors (the “Board”) approved the Midwest Holding Inc. Long-Term Incentive Plan. The purposes of this Long-Term Incentive Plan (“LTIP”) is to create incentives which are designed to motivate participants to put forth maximum effort toward the success and growth of the Company and to enable the Company to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to the Company’s success. Toward these objectives, this Plan provides for the grant of Options, Restricted Stock Awards, Restricted Stock Units, SARs, Performance Units, Performance Bonuses, Stock Awards and Other Incentive Awards to Eligible Employees and the grant of Nonqualified Stock Options, Restricted Stock Awards, Restricted Stock Units, SARs, Performance Units, Stock Awards and Other Incentive Awards to Consultants and Eligible Directors, subject to the conditions set forth in this Plan. All awards are required to be established, approved, and/or granted by our Board.

On July 19, 2019, the Company granted stock options for 8,950,000 shares that are exercisable during a ten-year period after the date of grant at a price of $0.05 per share with one-third exercisable after July 17, 2021 and two-thirds exercisable after July 17, 2023. The fair market value of the shares was approximately $0.016 a share at grant date.

The Company’s management team considered the stock options as compensation. Using the Black-Scholes Model we determined the consideration should be $143,200.  The factors we used to determine the consideration were the following:  the weighted average fair market value at grant date of $0.016 a share, exercise price of $0.05 a share, time to maturity of 10 years, annual risk-free interest rate of 1.84% based upon the 10 year U.S. Treasury rate at grant date, and a 200% volatility based on the change in price of the stock between the decision and grant date, the amount of shares and the closely held nature of the stock before the grant.  For the three and six months ending June 30, 2020, we have amortized the consideration over the two and four year vesting tranches for an expense and additional paid in capital of $13,089 and $25,022, respectively.   On May 1, 2020, 100,000 stock options became vested by two Board of Director members resigning from the Board. No options had been  forfeited as of June 30, 2020 or December 31, 2019.

Table below show the remaining non-vested shares as of June 30, 2020:

Shares

Non-vested at December 31, 2019	8,950,000
Vested	100,000
Non-vested at June 30, 2020	8,850,000

Note 12. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of policyholders as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the six months ended June 30, 2020 and the year ended December 31, 2019:

	June 30, 2020	December 31, 2019
Beginning balance	$171,168,785	$7,234,927
US Alliance	398,623	657,986
Deposits received	147,486,013	161,392,700
Investment earnings (includes embedded derivative)	3,436,491	2,043,762
Withdrawals	(658,936)	(160,590)
Ending balance	$321,830,976	$171,168,785

Note 13. Contingencies and Commitments

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life received a Certificate of Authority to conduct business in Iowa during the first quarter of 2019. American Life received a Certificate of Authority to conduct business during 2020 from each of the following states: Utah, Montana, Louisiana, Ohio, and the District of Columbia. American Life has pending applications six additional states that are expected to be approved by the end of 2020. The Nebraska Department of Insurance (“NDOI”) granted American Life approval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Ironbound prior to closing of the agreement in July 2019.  The NDOI granted American Life approval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with SDA prior to closing of the agreement in December 2019. The NDOI granted American Life approval to enter into the Funds Withheld and Funds Paid Coinsurance Agreement with US Alliance Agreement prior to closing of the agreement on April 15, 2020.  The NDOI granted American Life approval to enter into the Funds Withheld and Modified Coinsurance Agreement with Seneca Re through SRC1 prior to closing of the agreement on May 13, 2020.

Note 14. Leases

Our operating lease activities consist of leases for office space and equipment. Our finance lease activities consist of leases for hardware which we owned effective March 31, 2020. None of our lease agreements include variable lease payments. See the discussion of our January 1, 2019 implementation of a new accounting standard for leases and its impact on our Consolidated Financial Statements in Note 2. New Accounting Standards.

Supplemental balance sheet information as of June 30, 2020 regarding our leases is as follows:

		As of	As of
Leases	Classification	June 30, 2020	December 31, 2019
Assets
Noncurrent:
Finance	Office and other equipment, net of accumulated depreciation and amortization	$—	$2,913
Operating	Operating lease right-of-use assets	409,165	470,132
Total leased assets		$409,165	$473,045

Liabilities
Current:
Finance lease	Finance lease liabilities	$—	$1,860
Noncurrent:
Operating lease	Operating lease liabilities	460,791	524,248
Total leased liabilities		$460,791	$526,108

Our operating and finance leases expenses for the three and six months ended June 30, 2020 and 2019, were as follows:

		Three months ended June 30,		Six months ended June 30,
Leases	Classification	2020	2019	2020	2019
Operating	General and administrative expense	$2,485	$3,344	$4,577	$7,109

Finance lease cost:
	Amortization expense	—	2,914	2,913	5,827
	Interest expense	—	111	111	222

Minimum contractual obligations for our operating leases at June 30, 2020, are as follows:

Operating Leases
2020 (excluding six months ended June 30, 2020)	$90,167
2021	164,081
2022	156,608
2023	161,674
2024	13,508
Total remaining lease payments	$586,038

Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cash payments
Operating cash flows from operating leases	$(190)	$(190)	$(1,035)	$42
Operating cash flows from finance leases	1,164	1,164	4,657	2,328
Financing cash flows from finance leases	—	(111)	(111)	(222)

The weighted average remaining lease terms and discount rate of our finance and operating leases was follows:

	As of	As of
	June 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Finance lease	—	3 months
Operating lease	2 years	2.5 years
Weighted Average Discount Rate
Finance lease	0%	6%
Operating lease	8%	8%

Note 15. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. As filed in the statutory-basis annual statement with the Nebraska Department of Insurance, American Life’s statutory net gains (losses) for the six months ended June 30, 2020 and 2019 were $2,724,713 and $(2,978,004), respectively. Capital and surplus of American Life as of June 30, 2020 and December 31, 2019 was $25,775,640 and $19,507,325, respectively. The net gain was primarily due to the ceding commission and reserve adjustments earned on the Ironbound, SDA, US Alliance, and SRC1 reinsurance transactions; offset by continuing expenses incurred to provide services on new software and related technology to distribute products through national marketing organizations. For the six months ended June 30, 2020, the MYGA and FIA sales were $58,965,873 and $88,520,140 compared to the $38,238,880 of MYGA sales for the six months ended June 30, 2019. An additional $8,575,802 of MYGA and $51,206,249 of FIA sales were pending as of June 30, 2020.

As discussed in Note 9 Reinsurance above, American Life entered into the FW/Modco Agreement with Ironbound to cede 95% of American Life’s MYGA business.  On March 1, 2020, the quota share ceded to Ironbound was reduced to 30% and on March 11, 2020 the quota share was further reduced to 0%. Premiums net of commissions and ceding commission and administrative fees ceded to Ironbound were $17,738,468 and $128,760,161 and the reserve requirement of $21,746,098 and $139,093,289 was ceded to Ironbound for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. American Life entered into the FW/Modco Agreement with SDA to cede 5% of the MYGA and 95% of the FIA business through December 31, 2019. Effective January 1, 2020, the FIA quota share was reduced to 30%. Premiums net of commissions and ceding commission and administrative fees ceded to SDA were $14,981,255 and $18,984,045 and the reserve requirements of $16,715,264 and $20,822,364 were ceded to SDA for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. American Life entered into the Funds withheld and Modified Coinsurance Agreements with Seneca Re by and through SRC1 and SRC2. SRC2 closed on July 27, 2020 but was effective April 24, 2020. The NDOI approved the inclusion of the SRC2 coinsurance in American Life’s June 30, 2020 statutory financial statements. Premiums net of commissions and ceding commission and administrative fees ceded to SRC1 and SRC2 were $24,075,481 and $26,638,405, respectively. The reserve requirements of $26,396,718  and $29,148,027 were ceded to SRC1 and SRC2 for the six months ended June 30, 2020, respectively. American Life entered into the Funds Withheld and Funds Paid Coinsurance Agreement with US Alliance. Premiums net of commissions and ceding commission and administrative fees ceded to US Alliance were $42,463,587 and the reserve requirements of $46,862,126 were ceded to US Alliance for the six months ended June 30, 2020, respectively.

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiary is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities.  American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as June 30, 2020 and December 31, 2019, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements.

As of June 30, 2020, American Life had an invested asset that was impaired as a result of the fair market of the underlying collateral was valued less that the book value.  This was non-admitted for statutory accounting.  This asset was held in our modified coinsurance account for Ironbound so it was passed through the third party reinsurer through a reduction of the investment income earned by the third party reinsurer.

As of June 30, 2020, and December 31, 2019, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 16. Third Party Administration

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. The TPA contracts were not a significant source of revenue as of June 30, 2020.

Note 17. Subsequent Events

COVID-19 Pandemic

Beginning in March 2020, the global pandemic associated with novel COVID-19 and related economic conditions began to impact the Company’s results. Due to the unprecedented volatility in the economy related to COVID-19, the Company’s available for sale assets values were reduced by approximately $6.8 million and was reflected in the accumulated other comprehensive income on the balance sheet. Of these unrealized losses, $8.5 million pertained to assets owned by third party reinsurers offset by unrealized gains of $1.7 million retained by American Life. These unrealized losses owned by the third party reinsurers was offset by a realized gain of $8.5 million on the related embedded derivative. Also, the derivative assets were increased by $8,800 and were reflected in our realized gains and losses in the income statement.  Approximately 80% of the unrealized losses were in our CLO portfolio and are typically illiquid which are intended to be held to maturity; thus, we believe the risk of loss is not significant. The Company has monitored the underlying unrealized losses and believe they pose little threat in the long-term due to the quality of the underlying credits.  We believe that the quality and duration of our investments provide reasonable assurance of continued performance of the portfolio despite the recent economic volatility. The assets backing the treaties are maintained by American Life  as collateral whereas the assets and total return on the asset portfolios are owned by the third party reinsurers excluding SRC1 as a wholly owned subsidiary. The Company has only contingent exposure to these losses as the CLO’s are held as collateral in and funds withheld and modification coinsurance accounts for the performance of the third party reinsurers under the coinsurance treaties.  The third party reinsurers bear the risk of loss. Under GAAP, this arrangement is considered an embedded derivative as discussed in Note 6 above.

The Company purchases and sells equipment leases in its investment portfolio.  As of June 30, 2020, the Company owned several leases.  An impairment test, as of June 30, 2020, was completed on the only non-performing lease in the portfolio and it was determined that the underlying collateral value was substantially less than the outstanding remaining lease payments of $3.4 million. The Company established a valuation allowance on the asset of $776,973 and will continue to monitor the value the underlying collateral. The valuation allowance was recorded as a bad debt expense; however, this asset is owned by a third party reinsurer. Therefore, the valuation allowance was passed through as a receivable from the reinsurers, offsetting the valuation allowance.

The COVD-19 pandemic has not materially impacted our sales of our annuity products as evidenced by new sales of $147.5 million in issued policies and pending applications of $59.8 million. Our policies sold have surrender charges over their duration that would tend to offset future income accruals.

Operationally, the Company had the vast majority of its workforce working remotely with a skeleton crew in the office through June 30, 2020. Starting in July, the majority of the Company’s workforce had returned to the office with the high risk employees still working remotely. Our technology has allowed us to move to this work environment without a reduction in our productivity. The Company’s business continuity plan has performed as expected.

The Company’s management will continue to monitor our investments and cash flows to evaluate the impact as this pandemic evolves.

On July 14, 2020 at the Annual Meeting of Shareholders, our shareholders approved the amendment of the Company’s Amended and Restated Articles of Incorporation to (i) change its authorized capital stock to 22,000,000 shares of common stock, $0.001 par value, of which 20,000,000 shares shall be voting common stock and 2,000,000 shares shall be nonvoting common stock, and 2,000,000 shares of preferred stock, $0.001 par value; and (ii) to effect a reverse split of the Company’s existing voting common stock, $0.001 par value, at a ratio of 500 shares of existing common stock for one share of voting common stock and the payment of cash for any fractional shares resulting from the reverse split.

The shareholders approved the reincorporation of Midwest from the State of Nebraska to the State of Delaware which the Company is in the process of completing.

On July 23, 2020, the NDOI approved the Funds Withheld and Modified Coinsurance Agreement Seneca Incorporated Cell, LLC 2020-02 (“SRC2”) of Seneca Reinsurance Company, LLC.  The agreement closed on July 27, 2020. Under the agreement, American Life ceded to SRC2, on a funds withheld and modified coinsurance basis, an initial 25% quota share of certain liabilities with respect to American Life’s MYGA business and 40% quota share of certain liabilities with respect to American Life’s FIA business effective April 24, 2020.  American Life has established a SRC2 Funds Withheld Account and a Modco Account to hold the assets pursuant to the agreement. The NDOI approved the inclusion of the SRC2 coinsurance in American Life’s June 30, 2020 statutory financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of the Company as of June 30, 2020, compared with December 31, 2019, and the results of operations for the three and six months ended June 30, 2020, compared with the corresponding period in 2019 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report; and our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We were formed on October 31, 2003 for the primary purpose of becoming a financial services company. We operate our business through three wholly owned subsidiaries: 1) American Life, a Nebraska-domiciled life insurance company that was issued a certificate of authority to conduct life insurance business in Nebraska in 2009;  2) 1505 Capital, a Delaware limited liability company, which provides investment advisory and related asset management services and 3) Seneca Reinsurance Company, LLC, a Vermont domiciled company, which was formed as a captive reinsurance company to hold protective cells to reinsure the business of American. We have incurred losses since inception that resulted primarily from costs incurred while raising capital and establishing and operating American Life and other entities.

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

Effective March 12, 2020, Seneca Reinsurance Company, LLC (“Seneca Re”), a Vermont limited liability company was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to carry on and conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company.  On May 12, 2020, Midwest contributed $300,000 to Seneca Re for a 100% ownership interest.  Seneca Re had one Protected Cell-2020-01 (“SRC1”) as of June 30, 2020.  Midwest contributed $3,000,000 to capitalize SRC1.

Effective on April 24, 2020, we raised capital of $5.227 million from various third-party investors and issued 115,827,004 shares of voting common stock at $0.045 per share. Also, on April 24, 2020, we signed a Securities Purchase Agreement with Crestline for additional capital of $10.0 million and issued 222,222,222 shares of our voting common stock $0.045 per share.

On April 24, 2020, American Life entered into a Master Letter Agreement with Seneca Re and Crestline regarding a flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsure funding for a quota share percentage of 25% of the liabilities of American Life arising from its multi-year guaranteed annuity (“MYGA”) and quota share percentage of 40% of the fixed index annuity (“FIA”) products.  This agreement expires on April 24, 2023.

The Business Plan.

In 2018, subsequent to the change in control described above, we embarked upon our new business plan to become a leading, capital efficient, technology-enabled, services-oriented life and annuity fronting insurance company. Our objective is to leverage American Life, and our ancillary services business, to create and sell life and annuity products through third party independent marketing organizations using reinsurance as the primary form of capital to support our growth and to bear the financial risk associated with out insurance products. Our targeted third party field marketing organizations offer products, infrastructure and other services to independent insurance agents across the United States. We currently have Although we may retain some business, we expect third party reinsurers to ultimately assume substantially all of the insurance risk on our business through reinsurance agreements. In connection with these arrangements we will earn ceding fees from the reinsurers. We currently offer MYGA and FIA through several independent marketing organizations.

We are seeking to create value through our ability to compete in the areas of:

●	life and annuity product innovation;
●	speed to market of new products;
●	competitive insurance rates and commissions;
●	streamlined customer and agent experience;
●	ease and efficient cost of doing business using our technology;
●	asset management for insurers and reinsurers; and
●	lower capital requirements through our use of reinsurance.

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

American Life is licensed to sell, underwrite, and market life insurance and annuity products in 21 states and has pending applications in additional states. Sales have continued consistently and the Company’s investments continue to perform.

American Life’s sales force continues to grow with 15 third party field marketing organizations presently offering our products. American Life is one of the leaders in the MYGA and FIA markets as of June 30, 2020 through our expanding sales force. American Life obtained an A.M. Best Rating of B++ in December 2018 that was affirmed in 2019.

American Life began selling its first MYGA and FIA products during 2019 resulting in gross premiums of $145,747,737 and $15,616,831, respectively, for the year ended December 31, 2019 on a statutory basis. For GAAP, such premiums are considered deposits and are not shown as premium income. Gross premiums on a statutory basis for MYGA and FIA products for the six months ended June 30, 2020 and 2019, such were $147,486,013 and $38,238,880, respectively.

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

On April 15, 2020, American Life closed a third reinsurance agreement with a third party insurance company to cede an initial 49% quota share the FIA business effective January 1, 2020 through March 31, 2020.  Effective from March 1, 2020 through March 10, 2020, American Life ceded 45.5% quota share of its MYGA business.  Effective March 11, 2020 through March 31, 2020, the quota share increased to 66.5% of the MYGA business.  Effective April 1, 2020, the FIA quota share was reduced to 40% and the MYGA quota share was reduced to 25%.

On May 13, 2020, American Life closed a fourth reinsurance agreement with a related party insurance company to cede an initial 21% quota share of certain liabilities with respect to American Life’s FIA business effective January 1, 2020 through March 31, 2020.  Effective from March 1, 2020 through March 10, 2020, American Life ceded a 19.5% quota share of certain liabilities with respect to its MYGA business. Effective March 11, 2020 through March 31, 2020, on a funds withheld and modified coinsurance basis, the quota share increased to 28.5% of certain liabilities with respect to its MYGA business.  Effective April 1, 2020, the FIA quota share increased to 45% and the MYGA quota share increased to 72.5%. SRC1 is consolidated into Midwest financials; therefore, the ceded and assumed business between American Life and SRC1 was eliminated during the consolidation process.  See Note 9. Reinsurance to our Consolidated Financial Statements, above, for further discussion.

Item Impacting Comparability

American Life has treaties with three third party reinsurers that have funds withheld and modified coinsurance provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral, whereas the assets and the total return on the asset portfolios belong to the third party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 6 in our “Notes to Consolidated Financial Statements.” As a result of recent market volatility, assets carried as investments on American Life’s financial statements for the third party reinsurers contained unrealized losses of approximately $8.5 million as of June 30, 2020.

The terms of the contracts with the third party reinsurers provide that unrealized losses on the portfolios accrue to the third party reinsurers. We account for this loss by recording equivalent realized gains on our income statement. Accordingly, the unrealized losses on the assets held by American Life were offset by a gain in the embedded derivative of $8.5 million.

Basic earnings per share in the first half of fiscal 2020 were $0.003 which included the aforementioned gain of $8.5 million. Basic loss per share in the first half of fiscal 2020 without the aforementioned gain was ($0.002) per share.

If prices of investments recover, the unrealized gains may be reduced; therefore, the associated embedded derivative gain recognized in the first half of 2020, could be reduced accordingly,

COVID-19

The effect of the COVID-19 pandemic on the Company’s operations did not had a significant impact on our operations during the second quarter of 2020. American Life has not seen a reduction in our productivity since the inception of the COVID-19 pandemic. Our sales force continues to grow also.

Due to the economic uncertainty resulting from the spread of COVID-19, the U.S. Federal Reserve decreased interest rates by 50 basis points in its first emergency rate cut on March 3, 2020 and was quickly followed by a 100 basis point emergency rate cut on March 15, 2020.  The economic uncertainty has created considerable volatility in both the credit and equity markets.

Due to the recent volatility in the markets, the Company’s available for sale assets values were reduced by approximately $6.8 million as of June 30, 2020 and was reflected in the accumulated other comprehensive income on the balance sheet. Of these unrealized losses, $8.5 million pertained to assets owned by third party reinsurers offset by unrealized gains of $1.7 million retained by American Life. These unrealized losses owned by the third party reinsurers was offset by a realized gain of $8.5 million on the related embedded derivative. This was offset by a realized gain of $8.5 million on the related total swap return. Also, the derivative assets were increased by $93,000 and both were reflected in our realized gains and losses in the Consolidated Statement of Comprehensive (Loss) Income.  The unrealized losses attributable to the third party reinsurers was $8.5 million which was offset by a realized gain of $8.5 million. Approximately 80% of the unrealized losses were in our CLO portfolio that is typically illiquid and are intended to be held to maturity; thus, we believe the risk of loss related to these investments is not significant. The Company has monitored the underlying unrealized losses and believe they pose little threat in the long-term due to the quality of the underlying credits.  We believe that the quality and duration of our investments provide reasonable assurance of continued performance of the portfolio despite the recent economic volatility. As mentioned above in Items Impacting Comparability, the assets backing the treaties are maintained by American Life  as collateral whereas the assets and total return on the asset portfolios belong to the third party reinsurers. The Company has only contingent exposure to these losses as the CLO’s are held as collateral in the funds withheld and modification coinsurance accounts for the performance of the third party reinsurers under the coinsurance treaties.  The reinsurer bears the risk of loss. Under GAAP, this arrangement is considered an embedded derivative as discussed in Note 6 in our “Notes to Consolidated Financial Statements.”

The COVD-19 pandemic has not materially impacted our sales of our annuity products as evidenced by new sales of $147.5 million in issued policies and pending applications of $59.8 million for the year ended June 30, 2020. Our policies sold have surrender charges over their duration that would tend to offset future income accruals.

Operationally, the Company had the vast majority of its workforce working remotely with a skeleton crew in the office through June 30, 2020. Starting in July 2020, the majority of the Company’s workforce had returned to the office with the high risk employees continuing to work remotely. Our technology has allowed us to transition to this work environment without a reduction in our productivity. The Company’s business continuity plan has performed as expected.

The Company’s management will continue to monitor our investments and cash flows to evaluate the impact as this pandemic evolves.

Critical Accounting Policies and Estimates

The MD&A included in our 2019 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2019 Form 10-K.

Consolidated Results of Operations - Three Months Ended June 30, 2020

Item Impacting Comparability

American Life has treaties with three third party reinsurers that have funds withheld and modified coinsurance provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral, whereas the assets and the total return on the asset portfolios belong to the third party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 6 in our “Notes to Consolidated Financial Statements.” As a result of recent market volatility, assets carried as investments on American Life’s financial statements for the third party reinsurers contained unrealized losses of approximately $8.5 million for the six months ended June 30, 2020 which decreased approximately $20.0 million during the three months ended June 30, 2020. The terms of the contracts with the third party reinsurers provide that the unrealized losses on the portfolios accrue to the third party reinsurers.

We accounted for this change in unrealized loss by recording equivalent realized loss on our income statement of approximately $14.8 million for the three months ended June 30, 2020. These unrealized losses were offset by approximately $1.0 million gains on the sales of retained American Life investments and realized gains on our derivative assets of approximately $915,000.

If prices of investments recover or decline, the unrealized gains/losses may be reduced/increased; therefore, the associated embedded derivative loss recognized in the three months ended June 30, 2020, could be reduced/increased accordingly,

Revenues:

The following summarizes the sources of our revenue for the periods indicated:

	Three months ended June 30,
	2020	2019
Insurance premiums	$30	$—
Investment (loss) income, net of expenses	(397,842)	448,015
Net realized (losses) gains on investments (See Note 5)	(12,819,871)	1,180
Amortization of deferred gain on reinsurance	338,269	1,046,552
Miscellaneous income	396,061	66,795
	$(12,483,353)	$1,562,542

Premium revenue: Premium revenue was flat for the three months ended June 30, 2020 compared to the same period in 2019. The introduction of our MYGA and FIA products discussed above generated meaningful annuity policy sales; however, under GAAP, these products are considered investment contracts and GAAP requires that premiums be deferred and classified as deposit-type liabilities on our balance sheet.  We expect that premium income under GAAP from our annuity products will not be a significant source of revenue.

The MYGA product sales for the three months ended June 30, 2020 and 2019 were $27.4 million and $29.9 million, respectively.  The FIA product sales for the three months ended June 30, 2020 were $72.3 million.  The FIA product was not launched until the fourth quarter of 2019.  Included in the FIA product sales were two new bonus plans released in the three months ended June 30, 2020.  These new plans and the increased sales force attributed to the growth of our business.

Investment (loss) income, net of expenses: The components of our net investment (loss) income are as follows:

	Three months ended June 30,
	2020	2019
Fixed maturities (loss) income	$(128,209)	$435,427
Mortgage loans	—	9,656
Other	—	6,832
Gross investment (loss) income	(128,209)	451,915
Less investment expenses	(269,633)	(3,900)
Investment (loss) income, net of expenses	$(397,842)	$448,015

The large decrease over the prior period was due to the reversal of the investment income recorded as of March 31, 2020 due the new third party reinsurance agreement which closed with the effective dates of January 1, 2020.  The previously recorded investment income was subsequently ceded to the new reinsurer.  Our investment portfolio grew approximately $130.8 million as of June 30, 2020 compared to December 31, 2019, as a result proceeds from our MYGA and FIA product sales. The majority of the investment income received on our portfolio was ceded to our reinsurers.

Net realized gains and losses on investments: The net realized loss for the three months ended June 30, 2020, was primarily related to the volatility and recovery of the capital markets, the assets that were carried on the balance sheet as of June 30, 2020, resulted an unrealized losses of approximately $6.8 million for a decrease of $20.0 million for the quarter. American Life has treaties with three third party reinsurers that have funds withheld and modified coinsurance provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the third party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 6 in the Consolidated “Notes to the Financial Statements.” As a result of recent market volatility, assets carried as investments on American Life’s financial statements for the third party reinsurers contained unrealized losses of approximately $8.5 million as of June 30, 2020.  The terms of the contracts with the third party reinsurers provide that unrealized gains or losses on the portfolios accrue to the third party reinsurers. Accordingly, the change in unrealized losses on the assets held by American Life were offset by a loss on the embedded derivative of $14.8 million for the three months ended June 30, 2020.

We accounted for these gains by recording equivalent realized losses on our income statement. In the event asset prices recover or decline, the unrealized gains or losses may be reduced or increased; therefore, the associated embedded derivative loss recognized in the three months ended June 30, 2020, could subsequently be reduced or increased  These unrealized losses were offset by approximately $1.0 million gains on the sales of retained American Life investments and realized gains on our derivative assets of approximately $914,765.

Amortization of deferred gain on reinsurance: The decrease was due to the indemnity coinsurance converted by a third-party reinsurer to assumptive reinsurance in was approximately to $204,000 and approximately $1.0 million for the three months ended June 30, 2020 and 2019, respectively. Under assumptive reinsurance we no longer have a legal obligation for policies subject to such agreement. This decrease was offset by the amortization of the ceding commission deferred from the four additional reinsurance agreements, three third party and one related party, with reinsurers which were not in effect in 2019.

Miscellaneous income: Miscellaneous expenses increase significantly over the same period in 2019 due to the increase in servicing fees earned from 1505 Capital.

Expenses are summarized in the table below:

	Three months ended June 30,
	2020	2019
Interest credited	$(128,052)	$230,366
Death and other benefits	4,016	(1,523)
Amortization of deferred acquisition costs	100,388	19,796
Salaries and benefits	1,354,934	575,625
Other operating expenses	2,305,687	1,570,130
	$3,636,973	$2,394,394

Interest credited: The decrease was due the reversal of the interest credit earned in the first quarter of 2020 that was subsequently ceded to a new third party reinsurer that was retroactive to January 1, 2020.

Death and other benefits: Death benefits increased an insignificant amount. These benefits primarily relate to claims on legacy business that was not ceded off to third party reinsurers.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA and FIA products retained that were not ceded to third party reinsurers.

Salaries and benefits: The increase was due to the addition of personnel to service our new business growth. We are hiring more in-house expertise to assist demands of our expanding busines.

Other operating expenses: Other operating expenses increased primarily due to the valuation allowance on the investment in preferred stock of $500,000; recording the option allowances paid by the third party reinsurers for purchase of the derivatives at fair market value which resulted in an additional expense of $256,000; an increase in actuarial fees of $210,000; approximately $165,000 of new product development costs; and consolidation of 1505 Capital into Midwest and their expenses of approximately $48,000. These were offset by $480,000 of Xenith note interest in 2019 which did not occur in 2020, and the decrease in the expenses related to travel of $57,000 due to the COVID-19 pandemic.

Consolidated Results of Operations - Six Months Ended June 30, 2020

Item Impacting Comparability

American Life has treaties with four reinsurers, three third party and one related party, that have funds withheld and modified coinsurance provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral, whereas the assets and the total return on the asset portfolios belong to the third party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 6 to our consolidated financial statements. As a result of recent market volatility, assets carried as investments on American Life’s financial statements for the third party reinsurers contained unrealized losses of approximately $8.5 million as of June 30, 2020.  The terms of the contracts with the third party reinsurers provide that unrealized losses on the portfolios accrue to the third party reinsurers. Accordingly, the unrealized losses on the assets held by American Life were offset by a gain in the embedded derivative of $8.5 million. We account for this loss by recording equivalent realized gains on our income statement.  American Life also had gains of the assets, not pertaining to reinsurers, sold of approximately $1.2 million and realized gains on our derivative assets of approximately $8,800.

If prices of investments recover or decline, the unrealized gains or losses may be reduced or increased; therefore, the associated embedded derivative gain recognized in the six months ended June 30, 2020, could be reduced or increased accordingly,

Revenues:

The following summarizes the sources of our revenue for the periods indicated:

	Six months ended June 30,
	2020	2019
Insurance premiums	$51	$(2,479)
Investment income, net of expenses	843,136	639,010
Net realized gains (losses) on investments (See Note 5)	9,780,139	(3,217)
Amortization of deferred gain on reinsurance	520,707	1,852,599
Miscellaneous income	786,105	82,335
	$11,930,138	$2,568,248

Premium revenue: Premium revenue was flat for the six months ended June 30, 2020 compared to the same period in 2019. The introduction of our MYGA and FIA products discussed above generated meaningful annuity policy sales; however, under GAAP, these products are considered investment contracts and GAAP requires that premiums be deferred and classified as deposit-type liabilities on our balance sheet.  We expect that premium income under GAAP from our annuity products will not be a significant source of revenue.

The table below shows premiums collected on our two annuity products:

	Six months ended June 30,
	2020		2019
	MYGA	FIA	MYGA
	Premium(1)	Premium(1)(2)	Premium(1)
First quarter	$31,565,506	$16,249,504	$8,292,617
Second quarter	27,400,367	72,270,636	29,946,263
Total issued as of June 30, 2020 and 2019	$58,965,873	$88,520,140	$38,238,880

(1)	Under statutory accounting principles, the MYGA and FIA premiums are treated as premium revenue. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue is accounted under GAAP as deposit-type liabilities on our balance sheet and is not recognized in our income statement.
(2)	We began selling the MYGA product in January 2019 and the FIA product in November 2019.

Investment (loss) income, net of expenses: The components of our net investment (loss) income are as follows:

	Six months ended June 30,
	2020	2019
Fixed maturities	$1,041,929	$631,118
Mortgage loans	—	9,656
Other	—	8,076
Gross investment income	1,041,929	648,850
Less: refund received on investment expenses (investment expense)	(198,793)	(9,840)
Investment income, net of expenses	$843,136	$639,010

The increase over the prior period was due to the investment income earned on the bonds purchased with the sales of our MYGA and FIA products.  Our investment portfolio grew to $269,873,734 as of June 30, 2020 compared to $138,602,143 as of December 31, 2019, as a result proceeds from our MYGA and FIA product sales. American Life ceded $114.4 million of premiums to reinsurers and transferred approximately $5.1 million of its investment income as required by the terms of the reinsurance agreements.

Net realized gains and losses on investments: The net realized gain for 2020 was primarily due to the contracts with reinsurers.  Due to the volatility of the capital markets, the assets that were carried on the balance sheet resulted in approximately $6.8 million of unrealized losses. American Life has treaties with four reinsurers, three third party and one related party, that have funds withheld and modified coinsurance provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the third party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 6 in “Notes to Consolidated Financial Statements.” As a result of recent market volatility, assets carried as investments on American Life’s financial statements for the third party reinsurers contained unrealized losses of approximately $8.5 million as of June 30, 2020 primarily due to the CLOs. The CLOs have unique characteristics, including being typically illiquid and usually intended by us to be held to term. The terms of the contracts with the third party reinsurers provide that unrealized losses on the portfolios accrue to the reinsurers. Accordingly, the unrealized losses on the assets held by American Life were offset by a gain in the embedded derivative of $8.5 million. We account for these unrealized losses by recording equivalent realized gains on our income statement. In the event asset prices recover or deteriorate, the unrealized losses may be reduced or increased; therefore, the associated embedded derivative gain recognized in the six months ended June 30 of 2020, could be reduced or increased.  The remaining unrealized gain of approximately $1.2 million related to the investments retained by American Life. Also, included in realized gains for American Life were the gains on the derivative assets of approximately $8,800.

Amortization of deferred gain on reinsurance: The decrease was due to the indemnity coinsurance converted by a third-party reinsurer to assumptive reinsurance in was approximately to $264,000 and approximately $1.7 million for the six months ended June 30, 2020 and 2019, respectively. Under assumptive reinsurance we no longer have a legal obligation for policies subject to such agreement. This decrease was offset by the amortization of the ceding commission deferred from the four additional reinsurance agreements with other reinsurers which were not in effect in 2019.

Miscellaneous income: Miscellaneous income increased due to the consolidation of 1505 Capital as of April 2, 2019 for servicing fees earned.

Expenses are summarized in the table below.

	Six months ended June 30,
	2020	2019
Interest credited	$83,150	$251,187
Death and other benefits	(3,087)	1,872
Amortization of deferred acquisition costs	140,897	21,865
Salaries and benefits	2,179,830	1,115,074
Other operating expenses	3,630,800	3,505,120
	$6,031,590	$4,895,118

Interest credited: The decrease for the six months ended June 30, 2020, compared to the same period in 2019 was due to not ceding the interest earned on the initial sale of the MYGA product in 2019 to reinsurers. In 2020, American Life began retaining a portion of the annuity contracts which is reflected in the balance above.

Death and other benefits: Death benefits decreased due the reduction of the amount of our accrual during 2020 related to the escheatment of aged death claims.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA and FIA products retained that were not ceded to third party reinsurers.

Salaries and benefits: The increase was due to the addition of personnel to service our new business growth. We are hiring more in-house expertise to assist demands of our expanding busines.  We have hired approximately 20 additional personnel during the first half of 2020.

Other operating expenses: Other operating expenses increased approximately $126,000 compared to prior year.  The increase was primarily due to the $500,000 valuation allowance on preferred stock impairment;  approximately $343,000 increase in audit and actuarial fees; product development fees for the two FIA bonus products and a new annuity product that was launched in July 2020 to bridge the gap between social security and retirement needs of approximately $200,000; 1505 Capital incurred expenses of approximate $155,000 related to management fees to brokers and computer equipment; an increase in actuarial fees of $137,000; and consulting fees of approximately $88,000 related to the formation of the captive reinsurance company, Seneca Re.  These increases were offset primarily due to approximately $1.0 million of Xenith note interest in 2019 which did not occur in 2020 as the outstanding notes were converted to outstanding shares in June of 2019.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investments in asset-backed securities, mortgages, and policy loans. The Company has modified its investment strategy to purchase larger position securities with increased yields compared to prior years. 1505 Capital provides investment and management services to us. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$1,836,729	0.5%	$2,081,224	1.1%
Mortgage-backed securities	721,769	0.2	798,608	0.4
Asset-backed securities	167,908,244	49.8	95,247,824	52.2
States and political subdivisions - general obligation	250,079	0.1	249,282	0.1
States and political subdivisions - special revenue	3,465,356	1.0	25,291	—
Trust preferred	2,124,478	0.6	—	—
Corporate	23,803,632	7.0	18,839,632	10.4
Total fixed maturity securities	200,110,287	59.2	117,241,861	64.2
Mortgage loans on real estate, held for investment	51,171,943	15.1	13,810,041	7.6
Derivatives	3,228,102	1.0	575,294	0.3
Other invested assets	3,090,964	0.9	2,468,947	1.4
Preferred stock	—	—	500,000	0.3
Investment escrow	—	—	3,899,986	2.1
Notes receivable	5,488,101	1.6	—	—
Cash and cash equivalents	75,041,902	22.2	43,716,205	24.0
Policy Loans	141,172	—	106,014	0.1
	$338,272,471	100.0%	$182,318,348	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$2,335,428	1.2%	$2,885,004	2.5%
AA	5,608,888	2.8	6,658,274	5.7
A	40,244,011	20.1	23,812,502	20.3
BBB	138,568,407	69.2	79,996,081	68.2
Total investment grade	186,756,734	93.3	113,351,861	96.7
BB and other	13,353,553	6.7	3,890,000	3.3
Total	$200,110,287	100.0%	$117,241,861	100.0%

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

Liquidity and Capital Resources

At June 30, 2020, the Company had cash and cash equivalents totaling $75,041,902.  We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future.

The National Association of Insurance Commissioners (“NAIC”) has established minimum capital requirements in the form of Risk-Based Capital (“RBC”). RBC factors the type of business written by an insurance company, the quality of its assets and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. As of December 31, 2019, our RBC ratio was 840%.

Net cash provided by operating activities was $2,480,934 for June 30, 2020, which was comprised primarily by net income of $5,011,119, in increase in other liabilities due to securities not settled by quarter-end of $8,678,265, and policy liabilities of $3,958,101 primarily due increases in deposit-type contracts ceded to reinsurers, and an increase in deferred coinsurance ceding commissions due to the reinsurance agreements with our reinsurers of $3,908,889. These were offset by the gain on investments of $9,780,139 primarily due to the swap value discussed in Note 6 in the “Notes to the Consolidated Financial Statements” of $8.5 million, by a decrease in recoverable from reinsurers of 4,304,381, and by and the deferred acquisition costs capitalized of $4,118,436.

Net cash used for investing activities was $132,423,736. The primary use of cash used was for purchase of our investments of $158,434,165. Offsetting this use of cash was our sale of investments in available-for-sale securities for proceeds of $26,091,100.

Net cash provided by financing activities was $161,268,499.  The primary source of cash was net receipts on the MYGA and FIA products of $147,486,013 and the capital raise, net of related expenses, of $14,941,533.

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

Management, (with the participation of our principal executive officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2020. Based on this evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2020 which Item 3.02 is incorporated herein by reference.

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

Dated: August 14, 2020

MIDWEST HOLDING INC.

By:	/s/ A. Michael Salem
Name:	A. Michael Salem
Title:	Chief Executive Officer, Principal Executive Officer