Form 10-Q
period 2020-09-30
MIDWEST HOLDING INC.
filed 2020-11-16
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-10685

Midwest Holding Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0362426
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 S. 70th, Suite 400, Lincoln, NE	68506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 489-8266

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Trading Symbol(s):
Voting Common Stock, $0.001 par value	MDWT

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

As of November 1, 2020, there were 2,718,967 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments, available for sale, at fair value fixed maturities (amortized cost: $252,836,485 and $116,676,312, respectively) (See Note 4)	$250,542,950	$117,241,861
Mortgage loans on real estate, held for investment	61,464,515	13,810,041
Derivatives instruments (See Note 5)	7,664,006	575,294
Other invested assets	14,808,870	2,468,947
Preferred stock	—	500,000
Investment escrow	—	3,899,986
Notes receivable	5,516,302	—
Policy loans	147,309	106,014
Total investments	340,143,952	138,602,143
Cash and cash equivalents	136,431,785	43,716,205
Deferred acquisition costs, net	6,398,870	—
Premiums receivable	356,613	355,959
Accrued investment income	4,946,936	1,511,200
Reinsurance recoverables (See Note7)	42,091,115	30,579,524
Intangible assets	700,000	700,000
Property and equipment, net	91,822	85,395
Operating lease right of use assets	378,682	470,132
Other assets	4,006,709	241,580
Assets associated with business held for sale (See Note 2)	1,102,777	3,653,748
Total assets	$536,649,261	$219,915,886
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$16,433,533	$16,319,912
Policy claims	98,736	225,228
Deposit-type contracts (See note 11)	455,429,384	171,168,785
Advance premiums	723	261
Deferred gain on coinsurance transactions	15,739,264	7,578,195
Lease liabilities (See Note 12):
Finance lease	—	1,860
Operating lease	428,851	524,248
Other liabilities	22,329,494	6,291,782
Liabilities associated with business held for sale (See Note 2)	1,111,113	3,646,867
Total liabilities	511,571,098	205,757,138
Contingencies and Commitments (See Note 15)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of September 30, 2020 or December 31, 2019	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 2,718,967 shares issued and outstanding as of September 30, 2020 and 2,042,670 as of December 31, 2019; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 or December 31, 2019	2,719	2,042
Additional paid-in capital	69,114,515	54,494,355
Treasury stock	(175,333)	—
Accumulated deficit	(41,607,833)	(41,081,710)
Accumulated other comprehensive (loss) income	(2,255,905)	619,584
Total Midwest Holding Inc.'s stockholders' equity	25,078,163	14,034,271
Noncontrolling interest	—	124,477
Total stockholders' equity	25,078,163	14,158,748
Total liabilities and stockholders' equity	$536,649,261	$219,915,886

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues
Premiums	$(27)	$2,327	$24	$(152)
Investment income, net of expenses	434,201	(308,100)	1,277,337	330,910
Net realized (losses) gains on investments (See Note 4)	(1,951,034)	12,532	7,829,105	9,315
Amortization of deferred gain on reinsurance	293,456	613,079	814,163	2,465,678
Other revenue	707,147	132,298	1,493,252	214,633
Total revenues	(516,257)	452,136	11,413,881	3,020,384
Expenses:
Interest credited	380,676	(208,292)	463,826	42,895
Benefits	(2,817)	—	(5,904)	1,872
Increase in benefit reserves	—	34,500	—	34,500
Amortization of deferred acquisition costs	235,282	66,638	376,179	88,503
Salaries and benefits	1,443,775	667,634	3,623,605	1,782,708
Other operating expenses	1,706,388	1,393,014	5,337,188	4,898,134
Total expenses	3,763,304	1,953,494	9,794,894	6,848,612
(Loss) gain from continuing operations before taxes	(4,279,561)	(1,501,358)	1,618,987	(3,828,228)
Income tax expense (See Note 10)	(1,257,681)	(114,642)	(2,145,110)	(114,642)
Net loss	(5,537,242)	(1,616,000)	(526,123)	(3,942,870)
Less: Gain attributable to noncontrolling interest	—	(46,814)	—	(46,814)
Net loss	(5,537,242)	(1,662,814)	(526,123)	(3,989,684)
Comprehensive income (loss):
Unrealized gains on investments arising during period, net of tax	2,450,927	512,773	4,953,616	2,223,929
Unrealized losses on foreign currency	406,254	—	—	—
Less: reclassification adjustment for net realized losses (gains) on investments	1,951,034	(12,532)	(7,829,105)	(9,315)
Other comprehensive income (loss)	4,808,215	500,241	(2,875,489)	2,214,614
Comprehensive loss:	$(729,027)	$(1,115,759)	$(3,401,612)	$(1,775,070)
Net loss per common share
Basic	$(2.04)	$(0.81)	$(0.22)	$(4.71)
Diluted	$(2.00)	$(0.80)	$(0.21)	$(4.49)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional				Total
	Treasury	Common	Paid-In	Accumulated		Noncontrolling	Stockholders’
	Stock	Stock	Capital	Deficit	AOCI*	Interests	Equity (Deficit)
Balance, December 31, 2018	$—	$41	$33,029,075	$(35,348,052)	$(1,818,014)	$—	$(4,136,950)
Net loss	—	—	—	(5,733,658)	—	—	(5,733,658)
Xenith note interest waived	—	—	845,536	—	—	—	845,536
Xenith note conversion	—	1,855	19,098,145	—	—	—	19,100,000
Class C preferred stock conversion		146	1,499,854	—	—	—	1,500,000
Employee stock options	—	—	21,745	—	—	—	21,745
Change in equity of noncontrolling interests	—	—	—	—	—	124,477	124,477
Unrealized gains on investments, net of taxes		—	—	—	2,291,413	—	2,291,413
Unrealized gains on foreign currency, net of taxes	—	—	—	—	146,185	—	146,185
Balance, December 31, 2019	—	2,042	54,494,355	(41,081,710)	619,584	124,477	14,158,748
Net income	—	—	—	(526,123)	—	—	(526,123)
Capital raise, net of $285,468 related expenses	—	677	14,940,856	—	—	—	14,941,533
Reverse stock split fractions retired	(175,333)	—	—	—	—	—	(175,333)
Employee stock options		—	54,827	—	—	—	54,827
Purchase of remaining 49% of 1505 Capital LLC	—	—	(375,523)	—	—	(124,477)	(500,000)
Unrealized losses on investments	—	—	—	—	(2,875,489)	—	(2,875,489)
Balance, September 30, 2020	$(175,333)	$2,719	$69,114,515	$(41,607,833)	$(2,255,905)	$—	$25,078,163

*	Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(526,123)	$(3,989,684)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(18,425)	80,563
Depreciation and amortization	44,491	44,820
Stock options	29,805	—
Amortization of deferred acquisition costs	376,179	88,503
Deferred acquisition costs capitalized	(6,784,482)	(2,395,710)
Net realized (gains) losses on investments	(7,829,105)	13,654
Deferred coinsurance ceding commission	8,161,069	2,821,255
Notes payable interest accrued	—	845,536
Changes in operating assets and liabilities:
Reinsurance recoverables	(7,142,030)	(1,002,794)
Interest and dividends due and accrued	(3,435,736)	(554,489)
Premiums receivable	(654)	733
Policy liabilities	6,429,321	76,877,920
Other assets and liabilities	13,537,739	6,170,613
Other assets and liabilities - discontinued operations	15,217	(117,392)
Net cash provided by operating activities	2,857,266	78,883,528
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(158,933,312)	(50,253,728)
Proceeds from sale or maturity	24,050,257	2,488,387
Mortgage loans on real estate, held for investment purchases
Purchases	(52,502,957)	(10,098,478)
Proceeds from sale	8,918,066	—
Purchases of derivatives	(5,064,964)	—
Other invested assets
Purchases	(26,787,844)	(2,976,375)
Proceeds from sale	13,670,948	—
Preferred stock purchase		(500,000)
Notes receivable	(5,516,302)	—
Net change in policy loans	(41,295)	941
Net purchases of property and equipment	(44,263)	(17,349)
Net cash used in investing activities	(202,251,666)	(61,356,602)
Cash Flows from Financing Activities:
Finance lease	(111)	(333)
Capital contribution	14,941,533	—
Repurchase of common stock	(150,311)	—
Net transfers to noncontrolling interest	(500,000)	48,661
Receipts on deposit-type contracts	279,537,157	4,088,640
Withdrawals on deposit-type contracts	(1,718,288)	(126,852)
Net cash provided by financing activities	292,109,980	4,010,116
Net increase in cash and cash equivalents	92,715,580	21,537,042
Cash and cash equivalents:
Beginning	43,716,205	2,832,567
Ending	$136,431,785	$24,369,609

Supplemental Disclosure of Non-Cash Information
Conversion of notes payable
Book value of note payable	—	(19,100,000)
Common stock	—	927,680
Additional paid in capital	—	18,172,320
Conversion of preferred stock
Book value of preferred stock	—	(1,500,000)
Common stock	—	72,855
Additional paid in capital	—	1,427,145
	$—	$—

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of operating a financial services company. The Company redomesticated from the State of Nebraska to the state of Delaware on August 27, 2020. The Company is in the life and annuity insurance business and operates through its wholly owned subsidiaries, American Life & Security Corp. (“American Life”), 1505 Capital LLC (“1505 Capital”). and through its sponsored captive reinsurance company, Seneca Reinsurance Company, LLC (“Seneca Re”).

American Life is a Nebraska-domiciled life insurance company that is currently licensed to sell, underwrite, and market life insurance and annuity products in 20 states and the District of Columbia. In June 2018, the Company underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Xenith Agreement”) with a then non-affiliated third party, Xenith Holdings LLC (“Xenith”). Xenith was a wholly controlled subsidiary of Vespoint LLC (“Vespoint”), which was also the manager of Xenith. Vespoint is owned and managed by investment funds controlled by Michael Minnich and A. Michael Salem. Pursuant to the Xenith Agreement, the Company issued Series C Preferred Stock and convertible senior secured notes to Xenith between June and December 2018. Of the funds received from Xenith, we contributed $20.5 million to American Life through capital contributions. At the closing of the Xenith Agreement, Messrs. Minnich and Salem were subsequently appointed as executive officers of American Life and later as our Executive Chairman and Chief Executive Officer, respectively, in 2019.

Seneca Re is a Vermont-domiciled sponsored captive reinsurance company that we established on March 12, 2020 for the purpose of reinsuring various types of risks on behalf of American Life and third party capital providers through special purpose reinsurance entities. As of September 30, 2020, Seneca Re had Protected Cell-2020-01 (“SRC1”) and Cell-2020-02 (“SRC2”).  Midwest contributed $3,000,000 to capitalize SRC1 and Crestline Assurance Holdings LLC (“Crestline”), a Delaware limited liability company, contributed $40.0 million to capitalize to SRC2. Crestline owns approximately 16% of our voting common stock.

1505 Capital a Delaware limited liability company of which we acquired majority ownership in 2019, provides financial and investment advisory and management services. On June 15, 2020, we acquired all of the remaining 49% minority ownership of 1505 Capital.

On April 24, 2020, Midwest entered into a Securities Purchase Agreement with Crestline, Xenith, and Vespoint. Pursuant to the Agreement, Crestline purchased 444,444 shares of Midwest’s voting common stock, par value $0.001 per share (“common stock”), at a purchase price of $22.50 per share for $10.0 million. Also, effective as of April 24, 2020, in a separate transaction, Midwest sold 231,655 shares of its common stock to various investors at $22.50 per share for $5.227 million. Under the Crestline agreement, Midwest contributed $5.0 million of the net proceeds to American Life and $3.3 million to capitalize Seneca Re and its first protected cell. The remaining proceeds are to be used for general working capital and corporate purposes.

Also effective April 24, 2020, American Life entered into a three-year master letter agreement with Seneca Re and Crestline regarding an annuity reinsurance and related asset management arrangement, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of its multi-year guaranteed annuities (“MYGA”) issued by American Life and a quota share percentage of 40% for American Life’s fixed indexed annuity (“FIA”) products.

On August 10, 2020, Midwest filed Articles of Amendment of Amended and Restated Articles of Incorporation (“Amendment”) that changed the total number of shares that the Company is authorized to issue to 22,000,000 shares of common stock, of which 20,000,000 were designated as voting common stock with a par value of $0.001 per share and 2,000,000 designated as non-voting common stock with a par value of $0.001 per share. The Amendment also provides for 2,000,000 shares of preferred stock with a par value of $0.001 per share.  The Amendment provided that upon effectiveness, each 500 shares of common stock either issued or outstanding would be converted into one share of voting common stock through a reverse stock split.  The Amendment was effective as of August 27, 2020. Fractional shares were not issued in connection with the reverse stock split but were paid out in cash.  The Company paid approximately $175,000 for those fractional shares and is now holding treasury stock represented by that amount.  Outstanding shares as of September 30, 2020 were 2,718,967 and as restated for December 31, 2019 were 2,042,670.  All prior periods disclosed in this 10-Q have been restated to reflect the reverse stock split per share amounts.

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of annuity products and life insurance through American Life and then reinsuring such products with third party reinsurers and, since April 24, 2020, also with the Seneca Re’s protected cells SRC1 and SRC2. The Company’s legacy product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product. These product offerings were underwritten, marketed, and managed as a group of similar products on an overall portfolio basis. American Life presently offers five products, two MYGAs, a FIA, and two bonus plans associated with the FIA product.

Basis of Presentation

The consolidated financial statements, which include American Life, 1505 Capital and Seneca Re, have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions from the Securities and Exchange Commission (“SEC”) Quarterly Report on Form 10-Q, including Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The information contained in the “Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), should be read in connection with the reading of these interim unaudited consolidated financial statements.

Certain GAAP policies that significantly affect the determination of financial condition, results of operations and cash flows, are summarized in our 2019 Form 10-K.

In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the Company’s results. Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.  All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

Investments

Fixed Maturities

All fixed maturities, which include bonds and collateralized loan obligations (“CLOs”), owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Bond premiums and discounts are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the period presented are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company has analyzed the securities portfolio and determined that there was not an other-than-temporary impairment for the nine months ended September 30, 2020.

Investment income consists of interest and dividends which are recognized on an accrual basis and amortization of premiums and discounts.  These are recorded net of investment expenses.

Certain available-for-sales investments are maintained as collateral under funds withheld and modified coinsurance agreements but the assets and total returns or losses on the asset portfolios belong to the third party reinsurers.  American Life has treaties with several third party reinsurers that have funds withheld and modified coinsurance provisions. In a modified coinsurance arrangement (“Modco”), the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement (“FW”), assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurance, to reduce the potential credit risk.  The unrealized gains/losses on those investments are passed through to the third party reinsurers as either a realized gain or loss on the consolidated statement of income.

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established as of September 30, 2020.

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

To qualify for hedge accounting, at the inception of the hedging relationship, we formally document our designation of the hedge as a cash flow or fair value hedge and our risk management objective and strategy for undertaking the hedging transaction. In this documentation, we identify how the hedging instrument is expected to hedge the designated risks related to the hedged item, the method that would be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

In late 2019, the Company began investing in options to hedge our interest rate risks on our FIA product. Options typically do not qualify for hedge accounting; therefore, we chose not to use hedge accounting for our options that we currently have.  We value our derivatives at fair market value with the offset being recorded on our income statement as a realized gain or (loss).

Additionally, reinsurance agreements written on a funds withheld or modified coinsurance basis contain embedded derivatives on our FIA product. Gains or (losses) associated with the performance of assets maintained in the modified coinsurance deposit and funds withheld accounts are reflected as realized gains or (losses) in the income statement.

Other invested assets

The Company purchases and sells equipment leases in its investment portfolio.  As of September 30, 2020, the Company owned several leases.  An impairment test, as of June 30, 2020, was completed on the only non-performing lease in the portfolio and it was determined that the underlying collateral value was substantially less than the remaining lease payments of $3.6 million. The Company established a valuation allowance on the asset of $776,973 and will continue to monitor the value of the underlying collateral. The valuation allowance was recorded as a bad debt expense; however, this asset is owned by a third party reinsurer. Therefore, the valuation allowance was passed through as a receivable from the reinsurers, offsetting the valuation allowance. As of September 30, 2020, the Company determined the valuation allowance established was still adequate.

Preferred stock

Preferred stock of a non-affiliated company was purchased for $500,000 during the third quarter of 2019. An impairment analysis of the preferred stock was performed as of June 30, 2020, due to a change in valuation of an invested asset held by the non-affiliated company.  The investment asset had collateral supporting the investment that was less than the book value of the asset; therefore, the Company established a full valuation allowance of $500,000. This was recorded as a reduction of the asset on the balance sheet and a bad debt expense on the Consolidated Statements of Comprehensive Loss. As of September 30, 2020, the Company determined the valuation allowance established was still adequate.

Investment escrow

The Company held in escrow as of December 31, 2019, cash used to settle a mortgage loan that closed in January 2020.  As of September 30, 2020, the Company did not hold any cash related to investments in escrow.

Notes receivable

The Company held in notes receivable as of September 30, 2020, a note of $5,516,302 between American Life and a third party that was rated, cusip 16326#AA7, by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at the fair market value. The cost equals fair market value.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At September 30, 2020 and December 31, 2019, the Company had no cash equivalents. At September 30, 2020, the Company held approximately 605,506 in Pound Sterling (“GBP”) in several of our custody accounts.  The USD equivalent held was approximately $783,000. As of September 30, 2020, the Company realized losses of approximately $87,300 related to the change in the foreign currency exchange rate of the GBP that was recorded in realized (losses) gains on investments on the income statement.

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

Recoverability of DAC is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the nine months ended September 30, 2020 that suggest a review should be undertaken.

Reinsurance

As indicated in our 2019 Form 10-K, reinsurance is an integral part of our business plan.  We expect to reinsure substantially all of our new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees.  Under these reinsurance agreements, we expect there will be a monthly or quarterly settlement of premiums, claims, surrenders, collateral, and other administration fees. We believe this will help preserve American Life’s capital while supporting its growth because American Life will have lower capital requirements when its business is reinsured due to lower overall financial exposure versus retaining the insurance policy business itself. See Note 7 below for further discussion of our reinsurance activities.

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

As indicated above under “Nature of Operations,” Midwest formed Seneca Re, a captive reinsurer, in early 2020. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re. Seneca Re currently has Protected Cell 2020-01 (“SRC1”) which is consolidated in our financial statements and Cell 2020-01 (“SRC2”) which is not consolidated in our financial statements due to Midwest not having a beneficial ownership in SRC2.

Some reinsurers are not and may not be “accredited” or qualified as reinsurers under Nebraska law. In order to enter into reinsurance agreements with such reinsurers and to reduce potential credit risk, American Life holds a deposit or withholds funds from the reinsurer or requires the reinsurer to maintain a trust that holds assets backing up the reinsurer’s obligation to pay claims on the business it assumes. The reinsurer may also appoint an investment manager for such funds, which is some cases may be our investment adviser subsidiary, 1505 Capital, to manage the assets pursuant to guidelines adopted by us that are consistent with state investment statutes and reinsurance regulations.

American Life currently has treaties with several third party reinsurers and one related party reinsurer.  Of the third party reinsurers, they have funds withheld or modified coinsurance provisions. In a modified coinsurance arrangement (“Modco”), the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement (“FW”), assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurance, to reduce the potential credit risk. Under those provisions with third party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Note 5 to our consolidated financial statements above. As a result of price decreases in 2020, assets carried as investments on American Life’s financial statements for the third party reinsurers contained unrealized losses of approximately

$4.4 million as of September 30, 2020. The terms of the contracts with the third party reinsurers provide that unrealized losses on the portfolios accrue to the third party reinsurers. Accordingly, the unrealized losses on the assets held by American Life were offset by a gain in the embedded derivative of $4.4 million.  We account for this unrealized loss pass-through by recording equivalent realized gains on our income statement and in an amount recoverable from our third party reinsurers on our balance sheet.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $12,613 and $9,652 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense totaled $34,926 and $28,972 for the nine months ended September 30, 2020 and 2019, respectively.   Accumulated depreciation totaled $1,010,406 and $975,480 as of September 30, 2020 and December 31, 2019, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of an asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the nine months ended September 30, 2020 that would indicate the carrying amounts may not be recoverable.

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

With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for the years before 2015. The Company is not currently under examination for any open years. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and DAC. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable securities classified as available for sale and unrealized gains and losses from foreign currency transactions, net of applicable taxes. American Life has treaties with four third party reinsurers that have FW and Modco provisions.  Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the third party reinsurers, thus, the total return on the asset portfolio belongs to the third party reinsurers. Under GAAP this is considered an embedded derivative as discussed in Note 5 below. As a result of market price decreases in 2020, the investments carried by American Life for the third party reinsurers contained unrealized gains and losses of approximately $4.4 million as of September 30, 2020. The terms of the contracts with the third party reinsurers provided that unrealized gains or losses on the portfolios accrue to the third party reinsurers. We account for this loss pass through by booking equivalent embedded derivative realized gains in our Consolidated Statements of Comprehensive Income (Loss). Accordingly, for the nine months ended September 30, 2020, such gains were $4.4 million. The remaining investments retained by American Life had unrealized gains of approximately $2.1 million that included unrealized gains from assets held for SRC1.

Basic earnings per share for the nine months ended September 30, 2020 was ($0.22) which included the aforementioned gain of $4.4 million. Basic loss per share for the nine months ended September 30, 2020 without the aforementioned gain was ($1.98).

Common and preferred stock and earnings (loss) per share

As mentioned above under “Nature of Operations”, the Company has 22,000,000 shares of common stock authorized of which 20,000,000 voting common shares are authorized; 2,000,000 non-voting common shares are authorized, and 2,000,000 preferred shares are authorized. On June 18, 2019, Xenith exercised the right to convert its 1,500,000 Series C preferred stock and the $19,100,000 notes payable into 145,709 shares of voting common stock at the conversion rate of approximately $10.29 per common share. With the infusion of capital and the issuance of voting common stock in the Crestline transaction mentioned above under “Nature of Operations,” and, after the reverse stock split, the Company  had 2,718,967 and 2,042,670 voting common shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.

The stated annual dividend rate on the Series C preferred shares was 8%. At the time of the conversion, Xenith forgave all previously accrued dividends from June 28, 2018 through the conversion date.

(Loss) gain per basic share attributable to the Company’s common stockholders was computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended September 30, 2020 and 2019 was 2,718,967 and 2,042,670, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 2020 and 2019 was 2,435,115 and 847,893, respectively.

(Loss) gain per diluted share attributable to the Company’s common stockholders was computed based on the average shares outstanding and options granted under our Long-Term Incentive Plan, as if all were vested and exercised. The weighted average number of diluted shares outstanding during the three months ended September 30, 2020 and 2019 was 2,766,484 and 2,083,220, respectively. The weighted average number of diluted shares outstanding during the nine months ended September 30, 2020 and 2019 was 2,482,632 and 888,443 shares, respectively.

Adoption of New Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018-15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350-40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management has reviewed and evaluated the impact of this new standard and implemented this standard starting in fiscal year 2020. We reviewed our software enhancements as of September 30, 2020 to determine the impact of implementing ASU No. 2018-12 and determined that none of those enhancements should be capitalized as they did not meet the requirements of this ASU.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The lease liability is measured at the present value of the lease payments over the lease term with the right-of-use asset measured as the lease liability amount and including adjustments for certain lease incentives and initial direct costs. Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP. This ASU permitted a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption. On January 1, 2019, the Company adopted this standard using a modified retrospective adoption approach. The adoption resulted in the Company identifying three operating leases and one financial lease which were subject to this guidance. The impact to the Consolidated Statements of Comprehensive Income (Loss) was minimal. We identified four leases with net assets of $378,682 and $473,045, and lease liabilities of $428,851 and $526,108 for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  The scope of this amendment is a reaction to the global markets’ planned shift away from using major interbank reference rates, including the London Interbank Offered Rate (LIBOR). This amendment was issued to ease the burden of accounting for contract modifications related to reference rate reform. The amendments in ASU 2020-04 create a new Topic in the Codification, ASC 848, Reference Rate Reform, which contains guidance that is designed to simplify how entities account for contracts that are modified to replace LIBOR or other benchmark interest rates with new rates. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022.

Note 2. Assets and Liabilities Held for Sale

On November 30, 2018, American Life entered into an Assumption and Indemnity Reinsurance Agreement (“Reinsurance Agreement”) with Unified Life Insurance Company (“Unified”), an unaffiliated Texas domiciled stock insurance company. The Reinsurance Agreement provides that American Life ceded and Unified agreed to reinsure, on an indemnity reinsurance basis, 100% of the liabilities and obligations under substantially all of American Life’s life, annuity, and health policies (“Policies”). The Agreement closed on December 10, 2018, as previously disclosed in Midwest’s Current Report on Form 8-K filed with the SEC on December 12, 2018. The effective date of the Agreement was July 1, 2018.

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

As of September 30, 2020, 89% of the indemnity policies were converted to assumptive policies thereby releasing American Life from all of its legal obligations related to those policies.

The consideration paid by Unified to American Life under the Reinsurance Agreement upon closing was $3,500,000 (“Ceding Commission”), subject to minor settlement adjustments. At closing, American Life transferred the statutory reserves and liabilities directly related to the policies, to Unified.

The Ceding Commission is being amortized on a straight-line basis over the life of the policies. When the policies are converted to assumptive, meaning American Life has no liability exposure for those policies, the remaining Ceding Commission is recognized in our income statement.

Our balance sheets were required to be restated under GAAP for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations as of September 30, 2020 and as of December 31, 2019:

	As of September 30,	As of December 31,
	2020	2019
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$35,302	$50,387
Reinsurance recoverables	1,043,985	3,569,849
Premiums receivable	23,490	33,512
Total assets held for sale in the Consolidated Balance Sheets	$1,102,777	$3,653,748

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$594,603	$1,403,953
Policy claims	35,302	28,203
Deposit-type contracts	474,943	2,209,195
Advance premiums	593	2,226
Accounts payable and accrued expenses	5,672	3,290
Total liabilities held for sale in the Consolidated Balance Sheets	$1,111,113	$3,646,867

Note 3. Non-controlling Interest

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

Note 4. Investments

The cost or amortized cost and estimated fair value of investments as of September 30, 2020 and December 31, 2019 were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2020:
Fixed maturities:
U.S. government obligations	$2,007,031	$104,703	$6,712	$2,105,022
Mortgage-backed securities	371,273	7,042	179	378,136
Asset-backed securities	205,589,130	2,235,333	5,382,412	202,442,051
States and political subdivisions -- general obligations	237,339	11,409	—	248,748
States and political subdivisions -- special revenue	5,629,266	565,843	4,930	6,190,179
Trust preferred	2,218,142	—	55,183	2,162,959
Corporate	36,784,304	1,070,998	839,447	37,015,855
Total fixed maturities	$252,836,485	$3,995,328	$6,288,863	$250,542,950
Mortgage loans on real estate, held for investment	61,464,515	—	—	61,464,515
Derivatives	5,698,117	2,395,084	429,195	7,664,006
Other invested assets	14,808,870	—	—	14,808,870
Notes receivable	5,516,302	—	—	5,516,302
Policy loans	147,309	—	—	147,309
	$340,471,598	$6,390,412	$6,718,058	$340,143,952

December 31, 2019:
Fixed maturities:
U.S. government obligations	2,091,710	7,073	17,559	2,081,224
Mortgage-backed securities	819,678	—	21,070	798,608
Asset-backed securities	95,006,241	646,335	404,752	95,247,824
States and political subdivisions -- general obligations	240,494	8,788	—	249,282
States and political subdivisions -- special revenue	25,112	179	—	25,291
Corporate	18,493,077	501,022	154,467	18,839,632
Total fixed maturities	116,676,312	1,163,397	597,848	117,241,861
Mortgage loans on real estate, held for investment	13,810,041	—	—	13,810,041
Derivatives	490,831	87,684	3,221	575,294
Investment escrow	3,899,986	—	—	3,899,986
Other invested assets	2,468,947	—	—	2,468,947
Preferred stock	500,000	—	—	500,000
Policy loans	106,014	—	—	106,014
Total fixed maturities	$137,952,131	$1,251,081	$601,069	$138,602,143

The Company has two securities that individually exceed 10% of the total of the state and political subdivisions categories as of September 30, 2020. The amortized cost, fair value, credit ratings, and description of each security is as follows:

	Amortized	Estimated
	Cost	Fair Value	Credit Rating
September 30, 2020:
Fixed maturities:
States and political subdivisions -- general obligations
Bellingham, Washington	$106,829	$117,759	AA+
Longview, Washington Refunding	130,510	130,989	Aa3
Total	$237,339	$248,748

The following table summarizes, for all fixed securities in an unrealized loss position at September 30, 2020 and December 31, 2019, the estimated fair value, pre-tax gross unrealized loss, and number of securities by consecutive months they have been in an unrealized loss position.

	September 30, 2020			December 31, 2019
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$35,073	$311	1	$1,518,772	$14,935	9
Asset-backed securities	112,190,271	5,122,847	66	39,114,732	404,752	26
Mortgage-back securities	22,828	179	1	160,010	4,844	4
States and political subdivisions -- special revenue	1,168,610	4,930	3	—	—	—
Trust preferred	2,162,960	55,183	1	—	—	—
Corporate	19,005,716	666,972	24	2,800,815	13,618	4
Greater than 12 months:
U.S. government obligations	157,752	6,401	4	353,834	2,624	2
Asset-backed securities	10,592,569	259,565	5	—	—	—
Mortgage-back securities	—	—	—	638,598	16,226	14
Corporate	584,003	172,475	4	2,201,658	140,849	13
Total fixed maturities	$145,919,782	$6,288,863	109	$46,788,419	$597,848	72

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Due to market price decreases in 2020, our securities positions resulted in an unrealized loss as of September 30, 2020. We performed an analysis of the unrealized losses and determined no valuation impairment on our fixed maturities should be recorded because the investments had been in such a position for less than nine months and approximately 80% of them had durations of 10 to 20 years.  Management believes that the Company will fully recover its cost basis in these securities and management does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities until they recover or mature. We will continue to monitor the world and U.S. economies and the capital markets throughout the remainder of 2020 to determine if any impairment is required.

The majority of the unrealized losses are related to our CLOs, which typically are illiquid and are intended by us to be held to maturity. Thus, risk of loss is minimal. The Company has monitored the underlying unrealized losses and believes they pose little chance of loss in the long-term due to the quality of the underlying credits.

See the discussion above under “Comprehensive income (loss)” in Note 1 regarding unrealized losses on investments that are owned by our reinsurers and the corresponding offset carried as a gain in the associated embedded derivative.

The Company purchases and sells equipment leases in its investment portfolio.  As of September 30, 2020, the Company owned several leases.  An impairment test, as of September 30, 2020, was completed on the only non-performing lease in the portfolio and it was determined that the underlying collateral value was substantially less than the outstanding remaining lease payments of $3.6 million. The Company established a valuation allowance on the asset of $776,973 and will continue to monitor the value the underlying collateral. The valuation allowance was recorded as a bad debt expense; however, this asset is owned by a third party reinsurer. Therefore, the valuation allowance was passed through as a receivable from the reinsurers, offsetting the valuation allowance.

The amortized cost and estimated fair value of fixed maturities at September 30, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities due in the next year are in an unrealized loss position, further supporting management’s decision not to recognize an other-than-temporary impairment.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$964,295	$1,067,733
Due after one year through five years	21,154,753	21,469,752
Due after five years through ten years	76,161,161	76,055,560
Due after ten years through twenty years	134,902,342	131,788,843
Due after twenty years	19,653,934	20,161,062
	$252,836,485	$250,542,950

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2020 and December 31, 2019, these required deposits had a total amortized cost of $3,526,609 and $3,611,292 and fair values of $3,714,594 and $3,612,844, respectively.

The following table sets forth a composition of mortgage loans and associated interest income as of the dates indicated:

	Carrying Value	Interest Income Accrued	Interest Income Earned
September 30, 2020:
Industrial	$1,250,000	$18,236	$62,743
Commercial mortgage loan - multi-family	58,195,692	1,634,008	2,199,823
Other	2,018,823	221,136	134,631
Total mortgage loans	$61,464,515	$1,873,380	$2,397,197
December 31, 2019:
Industrial	$500,000	$—	$15,889
Commercial mortgage loan - multi-family	11,320,924	116,860	329,684
Other	1,989,117	195,168	7,386
Total mortgage loans	$13,810,041	$312,028	$352,959

American Life has treaties with several third party reinsurers that have funds withheld and modified coinsurance provisions. Under those provisions, the mortgage loans backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third party reinsurers; therefore, the Company derives minimal investment income from these mortgages.

The components of net investment income for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed maturities	$322,484	$(289,015)	$1,364,414	$342,104
Mortgage loans	80,749	68,810	80,749	78,466
Other	62,942	(1,102)	62,942	6,973
Gross investment income	466,175	(221,307)	1,508,105	427,543
Less: investment expense	(31,974)	(86,793)	(230,768)	(96,633)
Investment income, net of expenses	$434,201	$(308,100)	$1,277,337	$330,910

Proceeds for the three months ended September 30, 2020 and 2019 from sales of investments classified as available-for-sale were $5,641,219 and $82,222, respectively. Gross gains of $153,913 and $0 and gross losses of $44,678 and $9,512 were realized on those sales during the three months ended September 30, 2020 and 2019, respectively. Proceeds for the nine months ended September 30, 2020 and 2019 from sales of investments classified as available-for-sale were $24,050,257 and $2,488,387, respectively. Gross gains of $1,342,283 and $9,006 and gross losses of $76,085 and $22,660 were realized on those sales during the nine months ended June 30, 2019 and 2018, respectively.

The proceeds included those assets associated with the third party reinsurers.  The gains and losses were related only to the assets retained by American Life.

Note 5. Derivative Instruments

The Company entered into derivative instruments to hedge fixed indexed annuity products that guarantee the return of principal to the policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options.  However, these derivatives are not designated as hedges under GAAP.

As indicated in Notes 1, 4 and 7, American Life has treaties with several reinsurance companies, three third party and one related party, that have FW and Modco provisions.  Under these provisions with third party reinsurers, the assets backing the treaties are maintained by American Life as collateral and are carried on the balance sheet for American Life, but the assets are owned by the third party reinsurers; thus, the total return on the asset portfolio belongs to the third party reinsurers. Under GAAP this is considered an embedded derivative but is not designated as a hedge.

The following is a summary of the asset derivatives not designated as hedges and embedded derivatives in our FIA product as of September 30, 2020 and December 31, 2019:

		September 30, 2020			December 31, 2019
	Location in the
	Consolidated
Derivatives Not Designated	Statement of	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$166,197,790	177	$7,664,006	$9,698,863	24	$575,294
Equity-indexed embedded derivative	Deposit-type contracts	204,289,800	1,418	6,359,657	10,720,324	108	576,634

Due to significant market price decreases in 2020, our securities positions resulted in a substantial unrealized loss at September 30, 2020, reported in accumulated other comprehensive loss on the balance sheet.  The embedded derivative related to the asset portfolio belonging to the third party reinsurers offset these unrealized losses by recording a realized gain in other comprehensive income.

The following table summarizes the impact of those embedded derivatives related to the FW provision where the total return on the asset portfolio belongs to the third party reinsurers:

	September 30, 2020

	Book Value of	Market Value of	Total Return
Portfolio	Assets	Assets	Swap Value
Ironbound	$100,442,130	$96,516,241	$3,925,889
SDA	21,072,864	20,495,383	577,481
US Alliance	36,801,442	36,616,705	184,737
SRC2	23,624,061	23,942,606	(318,545)
Total	$181,940,497	$177,570,935	$4,369,562

The total return swap value was recorded as an increase in our amounts recoverable from reinsurers of $4,369,562 on our balance sheet and a realized gain of $4,369,562 on our income statement.

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

Level 2 measurements

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the period ended September 30, 2020, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source.

Investment escrow: The Company held in escrow as of December 31, 2019, cash that was used to settle a mortgage loan that did not close until January 2020.

Notes receivable: The Company held in notes receivable as of September 30, 2020, a note of $5,516,302 between American Life and a third party that was rated by a NRSRO.  This note is being carried at fair market value.

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in our policyholder contracts.  These embedded derivatives are being carried at the fair market value as of September 30, 2020.

Level 3 measurements

Mortgage loans on real estate, held for investment: Mortgage loans are carried at their unpaid principal value as that is considered the fair market values for these loans.

Other invested assets: The Company purchases and sells equipment leases in its investment portfolio.  As of September 30, 2020, the Company owned several leases.  An impairment test, as of September 30, 2020, was completed on the only non-performing lease in the portfolio and it was determined that the underlying collateral value was substantially less than the outstanding remaining lease payments of $3.5 million. The Company established a valuation allowance on the asset of $776,973 and will continue to monitor the value the underlying collateral. The valuation allowance was recorded as a bad debt expense; however, this asset is owned by a third party reinsurer. Therefore, the valuation allowance was passed through as a receivable from the reinsurers, offsetting the valuation allowance.

Preferred stock: Preferred stock of a non-affiliated company was purchased for $500,000 during the third quarter of 2019.  An impairment analysis of the preferred stock was performed as of September 30, 2020, due to a change in valuation of an invested asset held by the non-affiliated company.  The investment asset had collateral supporting the investment that was less than the book value of the asset; therefore, the Company established a full valuation allowance of $500,000.  This was recorded as a reduction of the asset on the balance sheet and a bad debt expense on the Consolidated Statements of Comprehensive (Loss) Income.

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
September 30, 2020
Financial assets
Fixed maturities:
U.S. government obligations	$—	$2,105,022	$—	$2,105,022
Mortgage-backed securities	—	378,136	—	378,136
Asset-backed securities	—	202,442,051	—	202,442,051
States and political subdivisions — general obligations	—	248,748	—	248,748
States and political subdivisions — special revenue	—	6,190,179	—	6,190,179
Trust preferred	—	2,162,959	—	2,162,959
Corporate	—	37,015,855	—	37,015,855
Total fixed maturities	—	250,542,950	—	250,542,950
Mortgage loans on real estate, held for investment	—	—	61,464,515	61,464,515
Derivatives	—	7,664,006	—	7,664,006
Other invested assets	—	—	14,808,870	14,808,870
Notes receivable	—	5,516,302	—	5,516,302
Policy loans	—	—	147,309	147,309
Total Investments	$—	$263,723,258	$76,420,694	$340,143,952
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$6,359,657	$—	6,359,657
December 31, 2019
Fixed maturities:	—
U.S. government obligations	—	2,081,224	—	2,081,224
Mortgage-backed securities	—	798,608	—	798,608
Asset-backed securities	—	95,247,824	—	95,247,824
States and political subdivisions — general obligations	—	249,282	—	249,282
States and political subdivisions — special revenue	—	25,291	—	25,291
Corporate	—	18,839,632	—	18,839,632
Total fixed maturities	—	117,241,861	—	117,241,861
Mortgage loans on real estate, held for investment	—	—	13,810,041	13,810,041
Derivatives	—	575,294	—	575,294
Investment escrow	—	3,899,986	—	3,899,986
Other invested assets	—	—	2,468,947	2,468,947
Preferred stock	—	—	500,000	500,000
Policy loans	—	—	106,014
Total Investments	$—	$121,717,141	$16,885,002	$138,496,129
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$576,634	$—	576,634

There were no transfers of financial instruments between any levels during the nine months ended September 30, 2020 or during the year ended December 31, 2019.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy for financial assets and financial liabilities as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$147,309	$—	$—	$147,309	$147,309
Cash	136,431,785	136,431,785	—	—	136,431,785
Liabilities:
Policyholder deposits (Deposit-type contracts)	455,429,384	—	—	455,429,384	455,429,384

	December 31, 2019
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$106,014	$—	$—	$106,014	$106,014
Cash	43,716,205	43,716,205	—	—	43,716,205
Liabilities:
Policyholder deposits (Deposit-type contracts)	171,168,785	—	—	171,168,785	171,168,785

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the nine months ended September 30, 2020.

	Beginning					Ending
	Balance					Balance
	As of			Valuation	Realized	As of
	December 31,			Valuation	Gain/	September 30,
	2019	Additions	Sales	Allowance	(Loss)	2020
Assets
Policy loans	$106,014	$41,295	$—	$—	$—	$147,309
Mortgage loans on real estate,
held for investment	13,810,041	56,402,943	8,918,066	—	169,597	61,464,515
Other invested assets	2,468,947	26,787,844	13,670,948	(776,973)	—	14,808,870
Preferred stock	500,000	—	—	(500,000)	—	—
Total Investments	$16,885,002	$83,232,082	$22,589,014	$(1,276,973)	$169,597	$76,420,694

Note 7. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 is as follows:

	September 30, 2020	December 31, 2019
Balance sheets:
Benefit and claim reserves ceded	$42,091,115	$30,579,524

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Statements of comprehensive (loss) income:
Premiums ceded	$224,594	$180,149	$677,702	$702,450
Benefits ceded	52,388	51,866	99,466	167,895
Commissions ceded	1,874	1,566	7,595	8,146

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third party reinsurers except for a reinsurance with Unified as it was accounted for as discontinued operations as of September 30, 2020:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$4,141,644	$—	$4,141,644
Optimum Re Insurance Company	A	—	—	524,701	—	524,701
Sagicor Life Insurance Company	A-	—	89,179	11,200,888	286,028	11,004,042
SDA Annuity & Life Re	NR	—	—	4,094,584	—	4,094,584
SRC2 (Seneca Re protected cell)	NR	—	—	5,108,908	—	5,108,908
US Alliance Life and Security Company	NR	—	—	17,281,555	64,319	17,217,236
		$—	$89,179	$42,352,280	$350,347	$42,091,115

As discussed in “Note. 1. Nature of Operations and Basis of Presentation – Comprehensive income (loss), American Life has treaties with several third party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5. As a result of the market price decreases, the assets had unrealized losses of approximately $4.4 million as of September 30, 2020.  The terms of the contracts with the third party reinsurers provide that unrealized losses on the portfolios accrue to the third party reinsurers. Accordingly, the unrealized losses on the assets held by American Life were offset by a gain in the corresponding embedded derivative of $4.4 million. We account for this loss pass through by recording equivalent realized gains on our income statement.

Effective July 25, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco Ironbound Agreement”) with Ironbound Reinsurance Company Limited, an unaffiliated reinsurance company organized under the laws of Barbados (“Ironbound”).  Under the FW/Modco Ironbound Agreement, American Life ceded to Ironbound, on a FW and Modco basis, an initial 95% quota share of certain liabilities with respect to its MYGA business. Starting on March 1, 2020, the quota share was reduced to 30% and then again on March 11, 2020 the quota share was reduced to 0%. American Life has established two accounts to hold the assets for the FW/Modco Ironbound Agreement, a FW Account and a Modco Account. In addition, a trust account was established on June 30, 2019 among American Life, Ironbound and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the FW Account and the Modco Account for any shortage in required reserves. The initial settlement included net premium income of $45,005,535 (gross premiums of $46,568,321 minus gross commissions paid of $1,562,786) and net statutory reserves of $44,904,704. The initial settlement for the FW Account was $24,928,934 and for the Modco Account was $16,619,289 and the reserves required was $26,944,622 and $17,963,081, respectively. The amount owed by Ironbound to the Funds Withheld Account and the Modco Deposit Account from the trust account was $2,015,688 and $1,343,792, respectively which was funded at the closing of the Ironbound transaction.

Effective November 7, 2019, American Life entered into a FW and Modco Agreement (“FW/Modco SDA Agreement”) with SDA Annuity & Life Re (“SDA”), an unaffiliated Cayman Islands-domiciled reinsurance company. Under the FW/Modco SDA Agreement, American Life ceded to SDA, on a FW and Modco basis, 5% quota share of certain liabilities with respect to its MYGA business and an initial 95% quota share of certain liabilities with respect to its FIA through December 31, 2019 and 30% through September 30, 2020.  American Life has established two accounts to hold the assets under the FW/Modco Agreement, a FW Account and a Modco Account. In addition, a trust account was established on November 7, 2019 among American Life, SDA and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the SDA FW Account and the SDA Modco Account for any shortage in required reserves. The initial settlement included net premium income of $3,970,509 and net statutory reserves of $3,986,411. The initial settlement for the FW Account was $2,256,802 and for the Modco Account was $1,504,535 and the reserves required was $2,391,847 and $1,594,564, respectively. The amount owed to the FW Account and the Modco Account from the trust account was $135,044 and $90,029, respectively which was funded at the closing of the SDA transaction.  Effective August 25, 2020, the quota share was reduced to 0% for both MYGA and FIA products.

Effective April 15, 2020, American Life entered into a FW and Funds Paid Coinsurance Agreement (“US Alliance Agreement”) between American Life and US Alliance Life and Security Company, an unaffiliated Kansas reinsurance company (“US Alliance”) in which American Life ceded to US Alliance, on a FW and funds paid coinsurance basis, an initial 49% quota share of certain liabilities with respect to American Life’s FIA business effective January 1, 2020 through March 31, 2020.  Effective from March 1, 2020 through March 10, 2020, American Life ceded a 45.5% quota share of certain liabilities with respect to its MYGA business to US Alliance. Effective March 11, 2020 through March 31, 2020, on a FW and funds paid coinsurance basis, the quota share increased to 66.5% of certain liabilities with respect to its MYGA business.  Effective April 1, 2020, the FIA quota share was reduced to 40% and the MYGA quota share was reduced to 25%.  American Life has established a US Alliance FW Account to hold the assets for the US Alliance Agreement.  In addition, a trust account was established among American Life, US Alliance and Capitol Federal Savings Bank, for the sole benefit of American Life to fund the FW Account for any shortage in required reserves. The initial settlement included net premium income of $13,542,325 and net statutory reserves of $14,706,862. The initial settlement for the FW Account was $12,729,785 and to the trust account was $812,539 from American Life and $5,000,000 from US Alliance.

In early 2020, Midwest formed Seneca Re, a wholly owned subsidiary, to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more special purpose entities, or “protected cells” and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations.  Seneca Re closed its first  Protected Cell 2020-01 (“SRC1”) during May of 2020. Effective July 1, 2020 the FIA policies were increased form 5% to 30% and the MYGA policies stayed the same at 45.5%. SRC1 is consolidated in the Company’s financial statements.

Effective April 24, 2020, American life entered into a three-year master letter agreement with Seneca Re and Crestline regarding a flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from the MYGA and a quota share percentage of 40% of the FIA products.

On July 23, 2020, the Nebraska Department of Insurance (“NDOI”) approved the FW and Modco Agreement with Seneca Incorporated Cell, LLC 2020-02 (“SRC2”) of Seneca Re.  The agreement closed on July 27, 2020. Under the agreement, American Life ceded to SRC2, on a FW and Modco basis, an initial 25% quota share of certain liabilities with respect to American Life’s MYGA business and 40% quota share of certain liabilities with respect to American Life’s FIA business effective April 24, 2020.  American Life has established a SRC2 FW Account and a Modco Account to hold the assets pursuant to the agreement.

The table below shows those ceding commissions and allowances received from the above reinsurers:

		Nine months ended September 30,
		2020		2019
Reinsurer	Effective Date of Transaction	Ceding Commission Paid	Expense Allowances Paid(1)	Ceding Commission Paid	Expense Allowances Paid(1)
Ironbound Reinsurance Company Limited	July 2019	$688,110	$690,169	$2,640,388	$2,575,089
SDA Annuity & Life Re	November 2019	1,356,473	2,605,014	—	—
US Alliance Life and Security Company(2)	April 2020	2,279,511	4,016,556	—	—
SRC2	July 2020	3,837,996	7,247,966	—	—
		$8,162,090	$14,559,705	$2,640,388	$2,575,089

(1)	Includes: acquisition and administrative expenses, commission expense allowance and product development fees.
(2)	US Alliance Life WF and funds paid treaty

Under GAAP, ceding commissions are deferred on the balance sheet and are amortized over the period of the policyholder contracts. The tables below shows the ceding commissions from the reinsurers and what was earned on a GAAP basis:

	Nine months ended September 30,
	2020				2019
Reinsurer	Gross Ceding Commission	Expense Allowances(1)	Interest on Ceding Commissions	Earned Ceding Commission	Gross Ceding Commission	Expense Allowances	Interest on Ceding Commissions	Earned Ceding Commission
Ironbound Reinsurance Company Limited	$688,110	$690,169	$165,607	$316,889	$2,640,388	$2,575,089	$57,735	$201,772
SDA Annuity & Life Re	1,356,473	2,605,014	47,461	43,856	—	—	—	—
US Alliance Life and Security Company(2)	2,279,511	4,016,556	23,171	74,466	—	—	—	—
SRC2	3,837,996	7,247,966	13,251	54,838	—	—	—	—
	$8,162,090	$14,559,705	$249,490	$490,049	$2,640,388	$2,575,089	$57,735	$201,772

(1)	Includes: acquisition and administrative expenses, commission expense allowance and product development fees.
(2)	US Alliance FW and funds paid treaty

The tables below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

		September 30, 2020	December 31, 2019
Reinsurer	Effective Date of Transaction	Deferred Ceding Commission	Deferred Ceding Commission
US Alliance Life and Security Company(1)	September 2017	$822,393	$858,675
Unified Life Insurance Company(1)	July 2018	287,189	582,894
Ironbound Reinsurance Company Limited(2)	July 2019	5,739,427	5,060,359
SDA Annuity & Life Re(2)	November 2019	2,071,427	1,076,267
US Alliance Life and Security Company(3)	April 2020	2,508,421	—
SRC2	July 2020	4,310,407	—
		$15,739,264	$7,578,195

(1)	These reinsurance transactions on our legacy business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired (“VOBA”) related to these businesses reduced the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
(2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).
(3)	US Alliance FW and funds paid treaty.

The use of reinsurance does not relieve American Life of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation for all blocks of business except what is included in the Unified transaction. The reinsurance agreement with Unified discharges American Life’s responsibilities on a policy by policy basis once the policy has changed from indemnity to assumptive reinsurance. No reinsurer of business ceded by American Life has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business.

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established.  At September 30, 2020 and December 31, 2019, no contingency reserves were established.

American Life expects to reinsure substantially all of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Note 8. Notes Payable

On June 28, 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third party, Xenith. Vespoint owns 100% of the voting stock of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these companies is a private investment company; they are controlled by Michael Minnich and A. Michael Salem, who are Co-Chief Executive Officers of Vespoint and executive officers of Midwest and American Life.

At closing of the Agreement with Xenith, it loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with interest of 8% per annum with 4% payable quarterly and another 4% accrued and payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. The Agreement further provided that Xenith, in its sole discretion, could loan up to an additional $23,500,000 to Midwest. Any loans made by Xenith under this election (“Subsequent Loans”) could also to be converted into Midwest’s voting common stock at approximately $10.29 per share. Xenith contributed an additional $18,500,000 in the fourth quarter of 2018 following the amendment of the Midwest Articles of Incorporation to increase its authorized voting common shares to 3,940,000.  All loans were later converted into Midwest voting common stock on June 18, 2019.  Any additional borrowing capacity was terminated by written mutual consent on April 24, 2020.

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

The following table sets forth information regarding loans made to us by Xenith through June 18, 2019 and the number of shares of voting common stock each loan was converted into on June 18, 2019:

		Shares of Common
		Stock into which
	Loan	Loans Were
	Principal	Converted
Date of Loan	Amount	As Restated(1)
June 28, 2018	$500,000	48,570
June 28, 2018	100,000	9,714
October 10, 2018	1,000,000	97,139
December 7, 2018	17,500,000	1,699,938
Total	$19,100,000	1,855,361
(1)	Reflects reverse stock split 500:1 as of August 27, 2020.

As of September 30, 2020, Midwest had no notes outstanding to Xenith.

Note 9. Long-Term Incentive Plan

On June 11, 2019, our Board of Directors (the “Board”) approved the Midwest Holding Inc. Long-Term Incentive Plan. The purposes of the LTIP are to create incentives which are designed to motivate participants to put forth maximum effort toward the success and growth of the Company and to enable the Company to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to the Company’s success. Toward these objectives, the LTIP provides for the grant of options, restricted stock awards, restricted stock units, SARs, performance units, performance bonuses, stock awards and other incentive awards to eligible employees and the grant of nonqualified stock options, restricted stock awards, restricted stock units, SARs, performance units, stock awards and other incentive awards to consultants and eligible directors, subject to the conditions set forth in the LTIP. All awards are required to be established, approved, and/or granted by the Board.

On July 19, 2019, the Company granted stock options for 17,900 shares of voting common stock that are exercisable during a ten-year period after the date of grant at a price of $25.00 per share with one-third exercisable after July 17, 2021 and two-thirds exercisable after July 17, 2023. The fair market value of the shares was approximately $8.00 a share at grant date. The Company’s management team considered the stock options as compensation. Using the Black-Scholes Model we determined the consideration should be $143,200.  The factors we used to determine the consideration were the following: the weighted average fair market value at grant date of $8.00 a share, exercise price of $25.00 a share, time to maturity of 10 years, annual risk-free interest rate of 1.84% based upon the 10 year U.S. Treasury rate at grant date, and a 200% volatility based on the change in price of the stock between the decision and grant date, the amount of shares and the concentrated ownership nature of the stock before the grant.

On July 21, 2020, the Company granted additional stock options for 26,300 shares voting common stock.  The Company’s management team considered the stock options as compensation. Using the Black-Scholes Model we determined the consideration should be $333,500.  The factors we used to determine the consideration were the following:  the weighted average fair market value at grant date of $14.50 a share, exercise price of $25.00 a share, time to maturity of 10 years, annual risk-free interest rate of .55% based upon the 10 year U.S. Treasury rate at grant date, and a 60% volatility based on the valuation that was completed for this stock grant.

On September 13, 2020, the Company granted additional stock options for 6,667 to a new employee with an exercise price of $25.00 a share.

For the three and nine months ending September 30, 2020, we amortized the consideration, from the three stock option grants above, over the two and four year vesting tranches for an expense and additional paid in capital of $29,805 and $54,827, respectively.   On May 1, 2020, 200 stock options became vested by two Board members resigning from the Board.

As of the nine months ended September 30, 2020, the outstanding non-vested stock was 47,317 with 3,350 being forfeited.

Table below show the remaining non-vested shares of voting common stock as of September 30, 2020:

	2020 Stock Options Outstanding(1)	2019 Stock Options Outstanding(1)

Non-vested at December 31, 2019	17,900	17,900
Granted	32,967	-
Forfeited	(3,350)	-
Vested	(200)
Non-vested at September 30, 2020	47,317	17,900

(1)	Reflects reverse stock split of 500:1 as of August 27, 2020.

Note 10. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Deferred tax assets:
Loss carryforwards	$623,258	$436,777
Capitalized costs	186,253	221,918
Stock option granted	4,566	4,566
Unrealized losses on investments	475,720	—
Policy acquisition costs	750,034	1,468,030
Charitable contribution carryforward	1,020	1,020
Property and equipment	29,896	15,508
Benefit reserves	3,263,165	848,643
Total deferred tax assets	5,333,912	2,996,462
Less valuation allowance	(4,631,718)	(2,618,741)
Total deferred tax assets, net of valuation allowance	702,194	377,721
Deferred tax liabilities:
Unrealized losses on investments	314,738	116,088
Due premiums	81,789	81,789
Intangible assets	147,000	147,000
Policy loans	158,667	32,844
Property and equipment	—	—
Total deferred tax liabilities	702,194	377,721
Net deferred tax assets	$—	$—

At September 30, 2020 and December 31, 2019, the Company recorded a valuation allowance of $4,631,718 and $2,618,741, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

There was income tax expense of $1,257,681 and $2,145,110 for the three and nine months ended September 30, 2020 and $114,642 income tax expense for the three and nine months ended September 30, 2019. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Computed expected income tax benefit	$(898,708)	$(325,116)	$339,987	$(813,759)
Increase (reduction) in income taxes resulting from:
State tax net of federal benefit	151,680	—	151,680	—
Nondeductible expenses	1,171	(1,778)	4,101	3,858
Change in valuation allowance	1,428,358	479,861	1,421,169	746,468
COD Interest	—	—	—	177,563
Other	575,180	(38,325)	228,173	512
Subtotal of increases	2,156,389	439,758	1,805,123	928,401
Tax expense	$1,257,681	$114,642	$2,145,110	$114,642

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $890,636 prior to 2017 will expire through the year of 2032, and the NOLs generated from June 28, 2018 to September 30, 2020 do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year.

Loss carry forwards for tax purposes as of September 30, 2020, have expiration dates that range from 2024 through 2039.

Note 11. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of policyholders as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	September 30, 2020	December 31, 2019
Beginning balance	$171,168,785	$7,234,927
US Alliance	547,193	657,986
Deposits received	279,537,157	161,392,700
Investment earnings (includes embedded derivative)	5,910,237	2,043,762
Withdrawals	(1,718,288)	(160,590)
Contract charges	(15,700)	—
Ending balance	$455,429,384	$171,168,785

Note 12. Leases

Our operating lease activities consist of leases for office space and equipment. Our finance lease activities consist of leases for hardware which we owned effective March 31, 2020. None of our lease agreements include variable lease payments. See the discussion of our January 1, 2019 implementation of a new accounting standard for leases and its impact on our Consolidated Financial Statements in Note 1. Adoption of New Accounting Standards.

Supplemental balance sheet information as of September 30, 2020 regarding our leases is as follows:

		As of	As of
Leases	Classification	September 30, 2020	December 31, 2019
Assets
Noncurrent:
Finance	Office and other equipment, net of accumulated depreciation and amortization	$—	$2,913
Operating	Operating lease right-of-use assets	378,682	470,132
Total leased assets		$378,682	$473,045

Liabilities
Current:
Finance lease	Finance lease liabilities	$—	$1,860
Noncurrent:
Operating lease	Operating lease liabilities	428,851	524,248
Total leased liabilities		$428,851	$526,108

Our operating and finance leases expenses for the three and nine months ended September 30, 2020 and 2019, were as follows:

		Three months ended September 30,		Nine months ended September 30,
Leases	Classification	2020	2019	2020	2019
Operating	General and administrative expense	$2,077	$3,344	$6,654	$10,453

Finance lease cost:
	Amortization expense	—	2,914	2,913	8,739
	Interest expense	—	111	111	333

Minimum contractual obligations for our operating leases at September 30, 2020, are as follows:

Operating Leases
2020 (excluding nine months ended September 30, 2020)	$40,345
2021	164,081
2022	156,608
2023	161,674
2024	13,508
Total remaining lease payments	$536,216

Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Cash payments
Operating cash flows from operating leases	$(190)	$(190)	$(1,035)	$(148)
Operating cash flows from finance leases	1,164	1,164	4,657	2,328
Financing cash flows from finance leases	—	(111)	(111)	(333)

The weighted average remaining lease terms and discount rate of our finance and operating leases was follows:

	As of	As of
	September 30, 2020	December 31, 2019
Weighted Average Remaining Lease Term
Finance lease	—	3 months
Operating lease	1.7 years	2.5 years
Weighted Average Discount Rate
Finance lease	0%	6%
Operating lease	8%	8%

Note 13. Statutory Net Income and Surplus of American Life

American Life and SRC1 are required to prepare statutory financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. As filed in the statutory-basis annual statement with the NDOI, American Life’s statutory net income (loss) for the nine months ended September 30, 2020 and 2019 were $4,541,349 and $(149,247), respectively. Capital and surplus of American Life as of September 30, 2020 and December 31, 2019 was $27,350,123 and $19,507,325, respectively. The net gain was primarily due to the ceding commission and reserve adjustments earned on the Ironbound, SDA, US Alliance, SRC1 and SRC2 reinsurance transactions, offset by continuing expenses incurred to provide services on new software and related technology to distribute products through national marketing organizations. For the nine months ended September 30, 2020, the MYGA and FIA sales were $86,502,950 and $193,034,208, respectively, compared to $79,500,172 of MYGA sales and no FIA sales for the nine months ended September 30, 2019. An additional $16,319,659 of MYGA and $40,779,268 of FIA sales were pending as of September 30, 2020.

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiary is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities.  American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as September 30, 2020 and December 31, 2019, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements.

As of September 30, 2020, American Life had an invested asset that was impaired as a result of the fair market of the underlying collateral was valued less than the book value.  This was non-admitted for SAP.  This asset was held in our modified coinsurance account for Ironbound so it was passed through the third party reinsurer through a reduction of the investment income earned by the third party reinsurer.

As of September 30, 2020, and December 31, 2019, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 14. Third Party Administration

The Company commenced its third party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. The TPA services were not a significant source of revenue for the nine months ended September 30, 2020.

Note 15. Contingencies and Commitments

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life received a Certificate of Authority to conduct business in Iowa during the first quarter of 2019. American Life received a Certificate of Authority to conduct business during 2020 from each of the following states: Utah, Montana, Louisiana, Ohio, and the District of Columbia. American Life has pending applications six additional states that are expected to be approved by the end of 2020. The NDOI granted American Life approval to enter into the FW and Modco Agreement with Ironbound prior to closing of the agreement in July 2019.  The NDOI granted American Life approval to enter into the FW and Modco Agreement with SDA prior to closing of the agreement in December 2019. The NDOI granted American Life approval to enter into the FW and Funds Paid Coinsurance Agreement with US Alliance Agreement prior to closing of the agreement on April 15, 2020.  The NDOI granted American Life approval to enter into the FW and Modco Agreement with Seneca Re through SRC1 prior to closing of the agreement on May 13, 2020. The NDOI granted American Life approval to enter into the FW and Modco Agreement with Seneca Re through SRC2 prior to closing of the agreement on July 23, 2020.

Note 16. Subsequent Events

COVID-19

We continue to closely monitor developments related to the coronavirus (COVID-19) pandemic to assess any potential adverse impact on our business. Due to the evolving and highly uncertain nature of this event, it currently is not possible provide a longer-term estimate of potential insurance or reinsurance exposure or the indirect effects the pandemic may have on our results of operations, financial condition or liquidity. Management implemented the Company’s business continuity plan in early March 2020 and operated through July 2020 with the majority of employees working remotely. Operations continued as normal despite a sharp increase in sales during the period. We continue to monitor the Centers for Disease Control and Prevention and Nebraska guidelines regarding employee safety.

On November 3, 2020, we filed a Registration Statement on Form S-1 with the SEC to sell $50.0 million of our voting common stock during the fourth quarter of 2020. See the Company’s Registration Statement on Form S-1 filed with the SEC on November 3, 2020.

The NDOI approved on November 4, 2020, an additional capital contribution of $4.5 million from Midwest to SRC1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of the Company as of September 30, 2020, compared with December 31, 2019, and the results of operations for the three and nine months ended September 30, 2020, compared with corresponding periods in 2019 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report; and our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We were formed on October 31, 2003 for the primary purpose of becoming a financial services company. We operate our business primarily through three subsidiaries, American Life, 1505 Capital and Seneca Re. American Life is licensed to sell, underwrite, and market life insurance and annuity products in 20 states and the District of Columbia and has pending applications in additional states. We also provide insurance company administrative services through a division known as “m.pas” that was formed in 2019.

On June 28, 2018 we underwent a change in control as a result of the closing of the Xenith Agreement. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these three companies is a private investment company and they are controlled by Michael Minnich and A. Michael Salem, who are Co-Chief Executive Officers of Vespoint and executive officers and directors of Midwest and American Life.

At the closing of the Xenith Agreement, we issued 1,500,000 shares of newly created Series C Convertible Preferred Stock to Xenith for $1,500,000. In addition, pursuant to the Xenith Agreement, Xenith loaned us $19,100,000. On June 18, 2019 both the preferred stock and the note payable were converted into 1,855,361 shares of voting common stock at approximately $10.29 per share. All interest on the loans from Xenith through June 18, 2019, was waived and was accounted for as a capital contribution to us. Of the funds received from Xenith, we contributed $20,500,000 to American Life. On August 10, 2020, our shares owned of record and beneficially by Xenith were distributed to its members, including Vespoint

After closing of the Xenith Agreement, we began implementation of a new business plan with the purpose of leveraging technology and reinsurance to distribute insurance products through independent marketing organizations (“IMOs”).

American Life’s sales force continues to grow, with eight third party IMOs presently offering our products. American Life obtained an A.M. Best Rating of B++ in December 2018 that was affirmed in 2019.

Beginning in mid-2019, American Life began ceding portions of its MYGA and FIA annuity business to third party insurance companies and Seneca Re that we refer to in this report as “quota shares.” For detailed information see “Note 7 — Reinsurance” to our Consolidated Financial Statements.

Effective March 12, 2020, we formed Seneca Re for the purpose of reinsuring various types of risks through one or more single purpose entitles, or “protected cells.” On March 30, 2020, Seneca Re received its certificate of authority to transact business as a captive insurance company. On May 12, 2020, we contributed $300,000 to Seneca Re for a 100% ownership interest. Seneca Re had one protected cell-2020- 01 (“SRC1”) as of June 30, 2020. We contributed $3,000,000 to capitalize SRC1 which is consolidated in our financial statements.

Effective on April 24, 2020, we raised capital of $5.227 million from various third party investors and issued 231,655 shares of voting common stock at $22.50 per share. Also, on April 24, 2020, we signed a securities purchase agreement with Crestline for additional capital of $10.0 million and issued 444,444 shares of our voting common stock to Crestline at $22.50 per share.

On April 24, 2020, American Life entered into a master letter agreement with Seneca Re and Crestline regarding a flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA and quota share percentage of 40% of American Life’s FIA products.

On August 10, 2020, Midwest filed an Articles of Amendment of Amended and Restated Articles of Incorporation (“Amendment”) that changed the total number of shares that the Company is authorized to issue to 22,000,000 shares of common stock, of which 20,000,000 were designated as voting common stock with a par value of $0.001 per share and 2,000,000 designated as nonvoting common stock with a par value of $0.001 per share, and 2,000,000 shares of preferred stock with a par value of $0.001 per share.  The Amendment provided that upon effectiveness, each 500 shares of common stock either issued or outstanding would be converted in one share of voting common stock through a reverse stock split.  The Amendment was effective as of August 27, 2020. Fractional shares would not be issued in connection with the reverse stock split but would be paid out in cash.  The Company paid approximately $175,000 for those fractional shares and is now holding treasury stock for that amount.  Outstanding shares as of September 30, 2020 were 2,718,967 and as restated for December 31, 2019 were 2,042,670.  All prior periods disclosed in this report have been restated to reflect the reverse stock split.

COVID-19

We continue to closely monitor developments related to the coronavirus (COVID-19) pandemic to assess any potential adverse impact on our business. Due to the evolving and highly uncertain nature of this event, it currently is not possible provide a longer-term estimate of potential insurance or reinsurance exposure or the indirect effects the pandemic may have on our results of operations, financial condition or liquidity. Management implemented the Company’s business continuity plan in early March 2020 and operated through July 2020 with the majority of employees working remotely. Operations continued as normal despite a sharp increase in sales during the period. We continue to monitor the Centers for Disease Control and Prevention and Nebraska guidelines regarding employee safety.

Item Impacting Comparability

American Life has agreements with several third party reinsurers that have FW and Modco provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 7 — Reinsurance” to our Consolidated Financial Statements included in Item 1 above. As a result of price decreases in 2020, assets carried as investments on American Life’s financial statements for the third party reinsurers contained unrealized losses of approximately $4.4 million as of September 30, 2020. The terms of the contracts with the third party reinsurers provide that unrealized gains or losses on the portfolios accrue to the third party reinsurers. We account for these unrealized losses by recording equivalent realized gains on our income statement. Accordingly, the unrealized losses on the assets held by American Life on behalf of the third party reinsurers were offset by recording an embedded derivative gain of $4.4 million. If prices of investments recover, the unrealized losses of the third party reinsurers may be reduced; therefore, the associated embedded derivative gain recognized by us for the first nine months of 2020, would be reduced accordingly.

Critical Accounting Policies and Estimates

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations “MD&A”) included in our 2019 Form 10-K (“2019 Form 10-K MD&A”) contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2019 Form 10-K MD&A.

Consolidated Results of Operations - Three Months Ended September 30, 2020 and 2019

Revenues

The following summarizes the sources of our revenue for the periods indicated:

	Three months ended September 30,
	2020	2019
Premiums	$(27)	$2,327
Investment income (loss), net of expenses	434,201	(308,100)
Net realized (losses) gains on investments (See Note 4)	(1,951,034)	12,532
Amortization of deferred gain on reinsurance	293,456	613,079
Other revenue	707,147	132,298
	$(516,257)	$452,136

Premium revenue: Premium revenue decreased primarily due to the coinsurance and assumption by another insurer of our remaining ordinary life business in July 2018. The introduction of our MYGA and FIA products generated a meaningful volume of new business; however, these products are defined as investment contracts and GAAP requires that the premiums be deferred and classified as deposit-type liabilities on our balance sheet. American Life expects to introduce new products in 2020 in the annuity business, but we do not expect annuities to constitute a major source of premium revenue which may only increase if American Life develops new life insurance products in the future and achieves significant sales of those products.

The premium issued under statutory accounting practices (“SAP”) on our MYGA and FIA products for the quarters ended September 30, 2020 and 2019 were $104,514,068 and $27,537,077, respectively.  The premium issued under SAP on our MYGA product for the quarter ended September 30, 2019 was $41,261,292. There were no FIA sales until the fourth quarter of 2019. Under SAP, the MYGA and FIA premiums are treated as premium revenue. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue that is recognized under SAP is accounted for under GAAP as deposit-type liabilities on our balance sheet and is not recognized in our income statement.

Investment income (loss), net of expenses: The components of our net investment income (loss) are as follows:

	Three months ended September 30,
	2020	2019
Fixed maturities income (loss)	$322,484	$(289,015)
Mortgage loans	80,749	68,810
Other	62,942	(1,102)
Gross investment income (loss)	466,175	(221,307)
Less investment expenses	(31,974)	(86,793)
Investment income (loss), net of expenses	$434,201	$(308,100)

The increase over the prior period was due to the investment income retained by American Life in 2020. The decrease in third quarter 2019 was due to ceding 95% of the MYGA deposit-type contracts to a third party reinsurer. The transaction closed on July 25, 2019 and was effective from inception of the sales of the MYGA business which ceded all the investment income earned in the first half of 2019 in the third quarter of 2019.

Our investment portfolio grew to approximately $201.5 million as of September 30, 2020 compared to December 31, 2019, as a result of proceeds received from our MYGA and FIA product sales. The majority of the investment income received on our portfolio was ceded to our reinsurers. American Life ceded $59.0 million of premiums to reinsurers during the three months ended September 30, 2020, and transferred approximately $0.5 million of its investment income as required by the terms of the reinsurance agreements.

Net realized (losses) gains on investments: The net realized loss on investments for the three months ended September 30, 2020 was $1,951,034 and included a loss of $4,102,475 from an embedded derivative offset by a gain of $1,872,608 from other derivative instruments. Excluding these derivative losses and gains, net realized gains on investments were $278,833.

The embedded derivative is a total return swap related to the coinsurance agreements with our reinsurers. American Life has treaties with several reinsurers that have FW and Modco provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in “Note 5 — Derivative Instruments” to our Consolidated Financial Statements.

Amortization of deferred gain on reinsurance: The decrease for the 2020 third quarter compared to the like period in 2019 was due to the indemnity coinsurance converted by a third party reinsurer to assumptive reinsurance which was minimal in 2020 compared to approximately $384,000 for the period in 2019. Under assumptive reinsurance we no longer have a legal obligation for policies subject to such agreement. This decrease was offset by the amortization of the ceding commission deferred from the additional reinsurance agreements, several third party and one related party, with reinsurers which were not in effect in 2019.

Other revenue: Other revenue increased approximately $600,000 for fee income from 1505 Capital for services provided to our third party reinsurers and service fees earned by providing accounting services for clients.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Three months ended September 30,
	2020	2019
Interest credited	$380,676	$(208,292)
Benefits	(2,817)	—
Increase in benefit reserves	—	34,500
Amortization of deferred acquisition costs	235,282	66,638
Salaries and benefits	1,443,775	667,634
Other operating expenses	1,706,388	1,393,014
	$3,763,304	$1,953,494

Interest credited: The increase was due increased retention of the annuity business by American Life.  The decrease in third quarter 2019 was due to ceding 95% of the MYGA deposit-type contracts to a third party reinsurer. The transaction closed on July 25, 2019 and was effective from inception of the sales of the MYGA business which ceded all the interest credited earned in the first half of 2019 in the third quarter of 2019.

Death and other benefits: Death benefits decreased due to the reduction of the amount of our accrual during 2020 related to the escheatment of aged death claims.  This pertains to legacy business that was not ceded.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA and FIA products retained that were not ceded to third party reinsurers.

Salaries and benefits: The increase was due to the addition of personnel to service our new business growth. We are hiring more in-house expertise to service our growth initiatives.

Other operating expenses: Other operating expenses increased primarily due to the legal and stock transfer expenses incurred for the reverse stock split of approximately $328,000; audit and actuarial of approximately $120,000; investment expenses of approximately $107,000 for derivative activity; and operational information technology increase of approximately $89,000 to support the expansion of our infrastructure.  These increases were offset by recording the option allowances at mark-to-market of  approximately $141,000 for the option allowance paid by the third party reinsurers for purchase of the derivatives; a decrease in product development and new technology expenses to support our business plan of approximately $131,000; and a decrease in travel expenses of $52,000 resulting from to the COVID-19 pandemic.

Consolidated Results of Operations - Nine Months Ended September 30, 2020 and 2019

Revenues

The following summarizes the sources of our revenue for the periods indicated:

	Nine months ended September 30,
	2020	2019
Premiums	$24	$(152)
Investment income, net of expenses	1,277,337	330,910
Net realized gains on investments (See Note 4)	7,829,105	9,315
Amortization of deferred gain on reinsurance	814,163	2,465,678
Other revenue	1,493,252	214,633
	$11,413,881	$3,020,384

Premium revenue: Premium revenue was flat for the nine months ended September 30, 2020 compared to the same period in 2019. The introduction of our MYGA and FIA products discussed above generated meaningful annuity policy sales; however, under GAAP, these products are considered investment contracts and GAAP requires that premiums be deferred and classified as deposit-type liabilities on our balance sheet.  We expect that premium income under GAAP from our annuity products will not be a significant source of revenue.

The table below shows premiums collected under SAP relating to our annuity products:

	Nine months ended September 30,
	2020		2019
	MYGA	FIA	MYGA
	Premium(1)	Premium(1)(2)	Premium(1)
First quarter	$31,565,506	$16,249,504	$8,292,617
Second quarter	27,400,367	72,270,636	29,946,263
Third quarter	27,537,077	104,514,068	41,261,292
Total issued as of September 30, 2020 and 2019	$86,502,950	$193,034,208	$79,500,172

(1)	Under SAP, the MYGA and FIA premiums are treated as premium revenue. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue that is recognized under SAP is accounted for under GAAP as deposit-type liabilities on our balance sheet and is not recognized in our income statement.
(2)	We began selling the MYGA product in January 2019 and our FIA product in November 2019.

Investment income, net of expenses: The components of our net investment (loss) income are as follows:

	Nine months ended September 30,
	2020	2019
Fixed maturities	$1,364,414	$342,104
Mortgage loans	80,749	78,466
Other	62,942	6,973
Gross investment income	1,508,105	427,543
Less investment expenses	(230,768)	(96,633)
Investment income, net of expenses	$1,277,337	$330,910

The increase in investment income for the first nine months of 2020 over the same period in 2019 was due to the investment income earned on the bonds purchased with the sales of our MYGA and FIA products on American Life’s retained business.  Our investment portfolio grew to $340,143,952 as of September 30, 2020 compared to $138,602,143 as of December 31, 2019, as a result proceeds from our MYGA and FIA product sales. American Life ceded $178.0 million of premiums to reinsurers and transferred approximately $5.3 million of its investment income as required by the terms of the reinsurance agreements.

Net realized gains on investments: The net realized gains on investments for the nine months ended September 30, 2020 was $7,829,105 and included $4,369,562 and $2,023,748 of gains from an embedded derivative and other derivative instruments. Excluding these derivative gains, net realized gains on investments were $1,436,796. The increase in net realized gains on investments was primarily a result of favorable trading activity.

The embedded derivative is a total return swap related to the coinsurance agreements with our reinsurers. American Life has treaties with several reinsurers that have funds withheld coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in “Note 5 — Derivative Instruments” to our Consolidated Financial Statements.

Amortization of deferred gain on reinsurance: The decrease was due to the indemnity coinsurance converted by a third-party reinsurer to assumptive reinsurance of approximately to $277,000 and approximately $2.2 million for the nine months ended September 30, 2020 and 2019, respectively. Under assumptive reinsurance we no longer have a legal obligation for policies subject to such agreement that became assumptive with the reinsurer. This decrease was offset by the amortization of the ceding commission deferred from the reinsurance agreements with other reinsurers which were not in effect in 2019.

Other revenue: Other revenue increased by approximately $1.3 million due to the consolidation of 1505 Capital, increased  fee income for services provided to our third party reinsurers and service fees earned by providing accounting services for clients.

Expenses

Expenses are summarized in the table below.

	Nine months ended September 30,
	2020	2019
Interest credited	$463,826	$42,895
Benefits	(5,904)	1,872
Increase in benefit reserves	—	34,500
Amortization of deferred acquisition costs	376,179	88,503
Salaries and benefits	3,623,605	1,782,708
Other operating expenses	5,337,188	4,898,134
	$9,794,894	$6,848,612

Interest credited: The increase for the nine months ended September 30, 2020, compared to the same period in 2019 was due to American Life retaining a larger portion of the annuity contracts sold during the current period.

Death and other benefits: Death benefits decreased due to the reduction of the amount of our accrual during 2020 related to the escheatment of aged death claims.  This pertains to legacy business that was not ceded.

Amortization of deferred acquisition costs: The increase was due to the DAC deferred on the sale of American Life’s MYGA and FIA products retained that were not ceded to third party reinsurers.

Salaries and benefits: The increase was due to the addition of personnel to service our new business growth. We are hiring more in-house expertise to service our growth initiatives.

Other operating expenses: Other operating expenses increased approximately $439,000 compared to prior year to support the growth of our Company.  The increase was primarily due to the $500,000 valuation allowance as a result of preferred stock impairment; approximately a $487,000 increase in audit and actuarial fees for professional fees related to 2020 year-end auditing; stock related expenses due to a capital raise in April 2020 and implementation of the reverse stock split of approximately $296,000; operational information technology increase of approximately $153,000 to support the expansion of our infrastructure; 1505 Capital incurred expenses of approximate $122,000 related to management fees to sub-managers and computer equipment; consulting fees of approximately $96,000 related to the formation of Seneca Re; and investments expenses related to derivative purchases of approximately $82,000.  These increases were offset primarily due to approximately $1.0 million of Xenith note interest in 2019 which did not occur in 2020 as the outstanding notes were converted to outstanding shares in June of 2019; a decrease of approximately $216,000 in the mark to market value of the options paid by the reinsurers to purchase derivatives; and a decrease in our travel of approximately $83,000 resulting from the COVID-19 pandemic.

Investments

The Company’s overall investment philosophy is reflected in the allocation of its investments. The Company emphasizes investments in asset-backed securities, mortgages, and policy loans. The Company has modified its investment strategy to purchase larger position securities with increased yields compared to prior years. 1505 Capital provides investment and management services to us. The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,105,022	0.4%	$2,081,224	1.1%
Mortgage-backed securities	378,136	0.1	798,608	0.4
Asset-backed securities	202,442,051	42.4	95,247,824	52.2
States and political subdivisions - general obligation	248,748	0.1	249,282	0.1
States and political subdivisions - special revenue	6,190,179	1.3	25,291	—
Trust preferred	2,162,959	0.5	—	—
Corporate	37,015,855	7.8	18,839,632	10.4
Total fixed maturity securities	250,542,950	52.6	117,241,861	64.2
Mortgage loans on real estate, held for investment	61,464,515	12.9	13,810,041	7.6
Derivatives	7,664,006	1.6	575,294	0.3
Other invested assets	14,808,870	3.1	2,468,947	1.4
Preferred stock	—	—	500,000	0.3
Investment escrow	—	—	3,899,986	2.1
Notes receivable	5,516,302	1.2	—	—
Cash and cash equivalents	136,431,785	28.6	43,716,205	24.0
Policy Loans	147,309	—	106,014	0.1
	$476,575,737	100.0%	$182,318,348	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$2,706,938	1.1%	$2,885,004	2.5%
AA	4,450,424	1.8	6,658,274	5.7
A	38,166,630	15.2	23,812,502	20.3
BBB	165,823,031	66.2	79,996,081	68.2
Total investment grade	211,147,023	84.3	113,351,861	96.7
BB and other	39,395,927	15.7	3,890,000	3.3
Total	$250,542,950	100.0%	$117,241,861	100.0%

We expect that our annuity products sales will increase investable assets in future periods.

Market Risks of Financial Instruments

We hold a portfolio of investments that primarily includes cash, asset-backed securities, bonds, stocks, collateralized lease obligations, mortgage loans, and notes receivable. Each of these investments is subject to market risks that can affect their return and their fair value. Further, our portfolio may be considered to have a concentration in collateralized lease obligations. These securities are typically illiquid and usually intended by us to be held to term. Our investments in fixed maturity securities include debt issues of corporations, U.S. Treasury securities, mortgage-backed securities, collateralized lease obligations and mortgage loans or securities issued by government agencies. The primary market risks affecting the investment portfolio are interest rate risk, credit risk and liquidity risk.

Interest Rate Risk

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest and dividend income represent the greatest portion of an investment’s return for most fixed maturity 56 securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs. We attempt to mitigate our exposure to adverse interest rate movements through staggering the maturities of the fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations. Due to the composition of our book of insurance business, we believe it is unlikely that we would encounter large surrender activity due to an interest rate increase that would force the disposal of fixed maturities at a loss.

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

Liquidity Risk

Our collateralized lease obligations and mortgage loans on real estate face liquidity risk because they are illiquid and should they default, it could take a significant period of time to dispose of the defaulting investment. We seek to manage this liquidity risk by analyzing and monitoring the underlying creditworthiness of the issuers of the investment.

At September 30, 2020, the Company had cash and cash equivalents totaling $136,431,785. We believe that our existing cash and cash equivalents will be sufficient to fund the anticipated operating expenses and capital expenditures for the foreseeable future.

On November 3, 2020, we filed a Registration Statement on Form S-1 filed with the SEC to sell $50.0 million of our voting common stock during the fourth quarter of 2020. See the Company’s Registration Statement on Form S-1 filed with the SEC on November 3, 2020.

The NAIC has established minimum capital requirements in the form of RBC, which factors the type of business written by an insurance company, the quality of its assets and various other aspects of an insurance company’s business to develop a minimum level of capital called “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under statutory accounting principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. As of December 31, 2019, our RBC ratio was 840%.

Comparative Cash Flows

Cash flow is an important component of our business model because we receive annuity premiums and invest them upon receipt for our reinsurers and us and for the benefit of our policyholders.

The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated. See the Consolidated Statements of Cash Flow in our Consolidated Financial Statements in this prospectus for more detailed information.

	Nine months ended September 30,
	2020	2019
	(unaudited)	(unaudited)

Net cash provided by for operating activities	$2,857,266	$78,883,528
Net cash used in investing activities	(202,251,666)	(61,356,602)
Net cash provided by financing activities	292,109,980	4,010,116
Net increase in cash and cash equivalents	92,715,580	21,537,042
Cash and cash equivalents:
Beginning of period	43,716,205	2,832,567
End of period	$136,431,785	$24,369,609

Cash Provided by Operating Activities

Net cash provided by operating activities was $2,857,266 for the nine months ended September 30, 2020, which was comprised primarily an increase in other liabilities due to securities not settled by quarter-end of $12,240,564, and policy liabilities of $6,429,321 primarily due increases in deposit-type contracts ceded to reinsurers, and an increase in deferred coinsurance ceding commissions due to the reinsurance agreements with our reinsurers of $8,161,069. These were offset by the gain on investments of $7,829,105 primarily due to the swap value discussed in Note 5 in the Notes to the Consolidated Financial Statements of $4.4 million, by a decrease in recoverables from reinsurers of $7,142,030, by the gain on investments of $7,829,105 primarily due to the swap value discussed in Note 5 in the Notes to the Consolidated Financial Statements of $4.4 million, by the deferred acquisition costs capitalized of $6,872,129, and by and interest and dividends of  $3,435,736.

Cash Used in Investing Activities

Net cash used for investing activities was $202,251,666. The primary use of cash resulted from our purchase of investments from sales of the MYGA and FIA products of $248,805,379. Offsetting this use of cash was our sale of investments in available-for-sale securities for proceeds of $46,639,271.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities was $292,109,980.  The primary source of cash was net receipts on the MYGA and FIA products of $277,818,869 and a capital raise, net of related expenses, of $14,941,533.

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

Contractual Obligations

As a “smaller reporting company,” the Company is not required to provide a table of contractual obligations required pursuant to this Item.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to provide disclosure pursuant to this Item.

ITEM 4. CONTROLS AND PROCEDURES.

We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including our consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board.

Management, (with the participation of our principal executive officer and principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2020. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

In addition to the risks previously disclosed in Item 1A – Risk Factors of our 2019 10-K,  readers of this report should also consider that since March 13, 2020, the related federal, state and local governmental responses to COVID-19 have affected economic and financial market conditions as well as the operations, results and prospects of companies across many industries.

COVID-19 Risks

The ongoing events resulting from the outbreak of the COVID-19 pandemic, and the uncertainty regarding future similar events, could have an adverse impact on our financial condition, results of operations, cash flows, liquidity and prospects.

We continue to closely monitor developments related to the coronavirus (COVID-19) pandemic to assess any potential adverse impact on our business. Due to the evolving and highly uncertain nature of this event, it currently is not possible provide a longer-term estimate of potential insurance or reinsurance exposure or the indirect effects the pandemic may have on our results of operations, financial condition or liquidity. Management implemented the Company’s business continuity plan in early March 2020 and operated through July 2020 with the majority of employees working remotely. Operations continued as normal despite a sharp increase in sales during the period. We continue to monitor the Centers for Disease Control and Prevention and Nebraska guidelines regarding employee safety.

If the COVID-19 pandemic and associated economic slowdown continues it could adversely impact on our future results of operations, financial condition, cash flows, liquidity and prospects in a number of ways, including:

●	Our investment portfolio (and, specifically, the valuations of investment assets we hold) could be materially, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and asset-backed securities could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices in dealing with more orderly markets;
●	Potential impacts on our operations due to efforts to mitigate the pandemic, including government mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, which could result in an adverse impact on our ability to conduct our business, including our ability to sell policies, and adjust certain claims;
●	While we have implemented risk management and contingency plans and have taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic, and such measures may not adequately predict the impact on our business.
●	We also outsource certain critical business activities to third parties such as our IMOs. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties on whom we rely for critical business activities experience operational difficulties or failures as a result of the impacts from the spread of COVID-19, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows; and
●	Potential impacts of COVID-19 on reinsurers and the cost and availability of reinsurance.

Additionally, there is risk that the current efforts underway by governmental and non-governmental organizations to combat the spread and severity of COVID-19 and related public health issues may not be effective or may be prolonged. Finally, we cannot predict how legal and regulatory responses to concerns about COVID-19 and related public health issues, will impact our business. The continued spread of COVID-19 has led to disruption and volatility in the global capital markets which could increase our funding costs and limit our access to the capital markets. Accordingly, we may in the future have difficulty accessing capital on attractive terms, or at all, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since July 2019, we have granted to our directors, executive officers and certain key employees options to purchase 50,867 shares of our voting common stock with per share exercise price of $25.00 per share under our 2019 Long-Term Incentive Plan. None of the options are currently exercisable. The option grants were deemed to be exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of such securities were our directors, executive officers and 28 key employees. The options are non-transferable. Each of the recipients of options has adequate access, through his or her employment or member of our board of directors, to information about us.

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

Dated: November 16, 2020

MIDWEST HOLDING INC.

By:	/s/ A. Michael Salem
Name:	A. Michael Salem
Title:	Chief Executive Officer, Principal Executive Officer