Form 10-K
period 2020-12-31
MIDWEST HOLDING INC.
filed 2021-03-15
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-10685

Midwest Holding Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0362426
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2900 S. 70th, Suite 400, Lincoln, NE	68506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 489-8266

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:Trading Symbol(s):Name of Each Exchange on Which Registered

Voting Common Stock, $0.001 par valueMDWTThe NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405c of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviewed financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $86,371,384 calculated by reference to the average of the bid and ask price of such voting common stock on June 30, 2020.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐   No ☒

As of March 12, 2021, there were 3,737,564 shares of voting common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

MIDWEST HOLDING INC.

FORM 10-K

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Form 10-K constitute forward-looking statements. These statements are based on management’s expectations, estimates, projections and assumptions. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” or “continue,” the negative of these terms, or other comparable terminology used in connection with any discussion of future operating results or financial performance. These statements are only predictions and reflect our management’s good faith present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Factors that may cause our actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include among others, the following possibilities:

•      our business plan, particularly including our reinsurance strategy, may not prove to be successful;

•	our reliance on third-party insurance marketing organizations to market and sell our insurance products through a network of independent agents;
•	adverse changes in the ratings obtained from independent rating agencies;
•	failure to maintain adequate reinsurance;
•	our inability to expand our insurance operations outside the 21 states and District of Columbia in which we are currently licensed;
•	our insurance products may not achieve significant market acceptance;
•	we may continue to experience operating losses in the foreseeable future;
•	the possible loss or retirement of one or more of our key executive personnel;
•	intense competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors;
•	adverse state and federal legislation or regulation, including decreases in rates, limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products;
•	fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest-rate sensitive investment;
•	failure to obtain new customers, retain existing customers, or reductions in policies in force by existing customers;
•	higher service, administrative, or general expense due to the need for additional advertising, marketing, administrative or management information systems expenditures;
•	changes in our liquidity due to changes in asset and liability matching;
•	possible claims relating to sales practices for insurance products; and
•	lawsuits in the ordinary course of business.

See “Risk Factors” beginning on page 18 for further discussion of the material risks associated with our business.

You should not place undue reliance on any forward-looking statement. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Unless the context otherwise requires, we use the terms “Midwest Holding,” the “Company,” “we,” “us” and “our” in this Form 10-K to refer to Midwest Holding Inc.

ITEM 1. BUSINESS.

Our Company

We are a growing financial services company focused on providing technology-enabled and services-oriented solutions to distributors and reinsurers of annuity and life insurance products in North America. We utilize our technology platform and insurance company capabilities supported by reinsurance to develop and distribute what we believe to be competitive insurance products through third-party independent marketing organizations (“IMOs”). We seek to provide cost-effective and efficient policy administration services and asset management services as a comprehensive solution for reinsurers.

We believe that our differentiated business model, operating capabilities and scalable technology platform provides distributors and reinsurers with more flexible and lower-cost solutions than traditional insurance companies and associated service providers. We seek to create value through our ability to provide distributors and reinsurers with annuity and life product innovation, speed to market for new products, competitive rates and commissions, and streamlined customer and agent experience. We provide increased ease of use and serve customers and agents more efficiently and at lower costs than typical insurance companies. Our capital efficient model allows us to support increasing product sales volumes of distributors with capacity provided by third-party reinsurers.

We provide an end-to-end solution to manage annuity and life insurance policies that includes a broad set of product development, distribution support, policy administration, and asset liability management services. Our technology platform enables us to efficiently develop, sell and administer a wide range of annuity and life products and we believe that it provides cost-effective product development, sales and administration as we scale our business through increased product sales. We also provide asset management services to third-party insurers and reinsurers.

We currently emphasize the offering of annuity products, including multi-year guaranteed annuity (“MYGA”) and fixed indexed annuity (“FIA”) policies, through IMOs that offer annuity and life products, infrastructure and other services to independent insurance agents in 21 states and the District of Columbia. We further provide IMOs our product development expertise, administrative capabilities and technology platform. We reinsure substantially all of our insurance policies with third-party reinsurers and our captive reinsurance subsidiary, Seneca Reinsurance Company, LLC (“Seneca Re”). Our third-party reinsurers include traditional reinsurers and capital markets reinsurers, which are third-party investors seeking exposure to life and annuity reinsurance earnings who typically do not have reinsurance platforms or operations of their own.

We were formed in 2003 as a financial services company and began our insurance operations in 2009. In 2018, we underwent a change in control transaction with entities controlled by our Co-Chief Executive Officers, Michael Minnich and A. Michael Salem. Following this transaction, we began implementing our current strategic plan and business model.

We operate our business through three subsidiaries. American Life & Security Corp. (“American Life”) is a Nebraska-domiciled life insurance company, which is also commercially domiciled in Texas and is currently licensed to sell, underwrite, and market life insurance and annuity products in 21 states and the District of Columbia. During 2020, American Life was granted licenses in six states and the District of Columbia, including Ohio, Louisiana and Kansas and it has licensing applications pending in Oregon and Puerto Rico. American Life obtained a financial strength rating of B++ (“Good”) from A.M. Best Company (“A.M. Best”), a leading rating agency for insurance companies, in December 2018 that was affirmed in December 2020. A.M. Best also upgraded American Life’s long-term issuer credit rating to bbb+ from bbb in December 2020. Seneca Re is a Vermont-domiciled sponsored captive reinsurance company that we established on March 12, 2020 for the purpose of reinsuring various types of risks on behalf of American Life and third-party capital providers (including capital markets reinsurers) through special purpose reinsurance entities. 1505 Capital LLC (“1505 Capital”), a Delaware limited liability company of which we acquired majority ownership in 2019 and 100% ownership on June 15, 2020, provides financial and investment advisory and management services.

We seek to deliver long-term stockholder value by growing our premium volumes and generating fee-based revenue with attractive profit margins. We have grown substantially since we implemented our business model and began selling our first annuity policies in 2019. We generate fees and other revenue based on the gross written premium of the annuity policies we issue, reinsure and administer. For the year ended December 31, 2020, we generated $415.6 million of direct written premium on a statutory accounting practices (“SAP”) basis and as prescribed or permitted by the Nebraska Department of Insurance (the “NDOI”) a 158% increase over the $161.4 million of direct written premium on a SAP basis that we generated for the year ended December 31, 2019.

For the years ended December 31, 2020 we generated $10.6 million and $3.4 million of revenue while incurring net losses of $12.4 million and $5.7 million, respectively.

Our Business Model

In 2018, we launched our business plan to become a capital efficient, technology-enabled and service-oriented solutions provider to the annuity and life markets. We provide insurance distributors and reinsurers with an end-to-end solution to develop, issue and administer annuity products.

We utilize our insurance and ancillary services businesses to develop and issue annuities through IMOs. We generally seek to reinsure substantially all of the financial risk associated with our policies to third-party reinsurers, including traditional and capital markets reinsurers, and Seneca Re. We also have the flexibility to selectively retain assets and liabilities associated with our policies for a period of time when we expect that doing so will provide an attractive return on our capital.

Through our ancillary services businesses we administer the policies we issue and offer asset management services to our reinsurance partners for a fee. Through Seneca Re, we also assist capital market investors in establishing and licensing new special purpose reinsurance entities. We believe our broad service offering provides a growing and valuable fee stream and expect that our policy administration and asset management fee income will increase as we grow our number of administered policies and the associated assets that we manage. In the future, we expect to have opportunities to increase our policy administration and asset management revenue by providing these services on a stand-alone basis to new customers.

We seek to create value for our distribution and reinsurance partners by facilitating product innovation, rapid speed to market for new products, competitively-priced products, streamlined customer and agent experience, and efficient technology-enabled operations. We generate fee income from reinsurers in the form of ceding commissions, policy administration fees and asset management fees. We typically receive upfront ceding commissions and expense reimbursements at the time the policies are reinsured and policy administration fees over the policy lifetimes. We also earn asset management fees on the assets we hold that support the obligations of many of our reinsurers.

Our reinsurance strategy helps alleviate our insurance regulatory capital requirements because policies that are reinsured require substantially less capital and surplus than policies retained by us. In our insurance and reinsurance company subsidiaries we seek to maximize yield while minimizing the difference in duration between our investment assets and our liabilities and diversifying our investments primarily across a broad range of fixed income instruments.

Our Products

Through American Life, we presently issue several MYGA and FIA products. American Life’s MYGA products are five-year single premium deferred individual annuity contracts, providing consumers with an attractive, low risk, predictable and tax-deferred investment option. American Life’s FIA products are long-term (10-year) annuity products with interest rates that are tied, in part, to published stock market indices chosen by customers. The FIA products are modified single premium annuity contracts designed for individuals seeking to benefit from potential market gains in a full principal protected format. American Life began selling its first MYGA and FIA products in 2019.

We expect to expand American Life’s product line and to introduce other insurance products into the market in the future. Depending on market demand, we expect to consider having American Life write a wide variety of insurance products, including fixed deferred, fixed indexed and other annuities, in addition to life and Medicare supplemental insurance products. Any new insurance products we create must be filed with and approved by appropriate state insurance regulatory authorities before being sold. American Life’s MYGA and FIA products were developed using the services of an independent consulting actuary, and we expect that any new products will utilize similar services.  In the near future we expect to expand our MYGA and FIA products through term durations. Our long-term plan is to broaden  our products to life and Medicare supplements as market conditions align for us to enter into these products.

The table below outlines American Life’s MYGA and FIA premiums earned by quarter during 2020 and 2019 on statutory accounting principles basis:

	Year ended December 31,
	2020		2019
	MYGA	FIA	MYGA	FIA
	Premium(1)	Premium(1)(2)	Premium(1)	Premium(1)(2)
First quarter	$31,565,506	$16,249,504	$8,292,617	$—
Second quarter	27,400,367	72,270,636	29,946,263	—
Third quarter	27,537,077	104,514,068	41,261,292	—
Fourth quarter	28,158,140	107,866,003	66,247,565	15,616,831
Total issued	$114,661,090	$300,900,211	$145,747,737	$15,616,831

(1)	Under SAP, the MYGA and FIA premiums are treated as premium revenue. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue that is recognized under SAP is accounted for under GAAP as deposit-type liabilities on our balance sheet and is not recognized in our income statement.
(2)	We began selling the MYGA product in January 2019 and our FIA product in November 2019.

Our Ancillary Services

Policy Administration

We provide a cloud-based policy administration solution we call m.pas, which currently operates as a division of American Life, but later may be established as a separate entity within the Company. We built m.pas to provide a scalable policy administration solution for annuity and life products. Its policy administration platform is a flexible solution designed to aggregate and manage structured and unstructured data, providing operational efficiencies that lead to lower policy administration costs relative to traditional life and annuity carriers. Our technology-enabled solution also provides accelerated new product launch capabilities and our platform facilitates integration of liability management into traditional asset portfolio risk systems of our reinsurers. We are under contract with our annuity reinsurers to administer all policies ceded under our various reinsurance agreements. We believe this solution creates an opportunity to expand these services into a broader business as a third-party administrator (“TPA”) for other insurers as we expand our capabilities.  We have had conversations with several companies about potentially providing TPA services but at this time our main focus is to improve and enhance internal technology.

Asset Management

1505 Capital is an SEC-registered investment advisor offering comprehensive asset-liability management services to American Life, third-party reinsurers and third-party insurance clients. 1505 Capital provides its expertise, infrastructure and scale to develop and implement customized solutions for clients seeking to optimize portfolio yields, liquidity, maturity profile, risk and capital monitoring, and asset-liability management. 1505 Capital also focuses on originating and managing commercial mortgages and structured products. We generally require reinsurers to secure their obligations to American Life in the form of assets deposited on American Life’s balance sheet (known as “funds withheld” or through modified coinsurance) or via assets held in trust. Reinsurers may appoint 1505 Capital to manage these assets pursuant to guidelines adopted by us that are consistent with state investment statutes and reinsurance regulations.

Our Partners

Distributors

We currently have selling agreements with eight IMOs that contract with numerous independent agents to sell our annuity policies. The IMOs recruit, train and support independent agents that sell annuities, life insurance and other financial products to consumers Although we contract with the IMOs as mentioned above, we hold contracts with the agents. We require independent agents that distribute our policies to complete our product and compliance training in anti-money laundering, annuity products and annuity suitability, and the annuity products we offer. As of December 31, 2020, we had approximately 1,200 active agents under contract.

We support our distribution partners by enabling them to introduce additional products, meet the needs of independent agents and consumers, implement flexible policy designs and bring new products to market quickly. Our technology capabilities allow for flexible product design with speed to market to meet the needs of independent agents and consumers. We may develop products exclusively with certain IMOs to provide specific products that have a perceived competitive advantage. We believe that if we are able to achieve an upgrade of American Life’s A.M. Best rating to A-, it would increase the demand for our products distributed by our existing IMOs, and would attract additional distribution and reinsurance partners. We believe such an upgrade would provide us access to new institutional distribution channels, including small to mid-sized banks and broker-dealers. In late 2020, we were notified that A.M. Best was putting American Life on an upgraded watch list.

Reinsurance.

Reinsurance is an integral part of our business plan. We market, underwrite and issue annuity products through American Life and seek to reinsure substantially all of those policies with third-party reinsurers and Seneca Re. We partner with traditional reinsurers and reinsurers sponsored by capital markets investors, including asset managers and institutional investors. We believe this strategy helps us preserve our capital while supporting sales growth because we have lower capital requirements when the policy liabilities are reinsured than when we retain all of the policy liabilities.

In some cases, we will retain our policies for a period of time in order to create block reinsurance transactions. We expect that our ability to accumulate and reinsure larger portfolios of policies over time will increase the number of reinsurers who seek to reinsure our liabilities. Under these reinsurance agreements, there is a monthly or quarterly settlement of premiums, claims, surrenders, collateral and other administration fees.

Seneca Re was formed to operate as a sponsored captive insurance company for the purpose of reinsuring insurance policies through one or more single purpose entities, or “protected cells,” under Vermont insurance regulations. Seneca Re provides an efficient structure for capital markets investors to reinsure our policies through protected cells that it manages.

Our Technology

Our business model utilizes a modern, end-to-end, cloud-based technology platform that we began implementing in 2018. This platform enables us to develop, sell and administer a broad range of competitive annuity and other life products. We license key components of our technology from third-party software providers, including product development, new business, distribution management and policy administration applications. We believe this strategy allows us to provide market leading technology capabilities with limited capital investment and increased flexibility. In addition, we have added several core technology integrations to optimize the speed and efficiency of our interactions with IMOs, their agents and policyholders, including document management, electronic application capability, secure log-ins and an agent and policyholder portal. We believe our technology platform provides cost effective product development, sales and administration that enables us to control the growth of our operating and other expenses while expanding our operations and growing our sales volume. We expect to leverage our internal capabilities to continue to optimize our technology platform, including additional proprietary applications.

Our Market Opportunity

We participate in a large U.S. market that we expect to grow in part due to a number of demographic trends. As measured by annual premiums written, annuities are the largest product line in the life, annuity, and accident and health sector. Annuities play an important role in retirement planning by providing individuals with stable, tax-efficient sources of income. Annual annuity considerations, also referred to as premiums, accounted for $296 billion of annual premiums, or approximately 32% of the $934 billion of total annual life, annuity, and accident and health premiums in 2019 according to S&P Global Market Intelligence. The most common annuities are fixed and variable and can be written on an individual or group basis. Our current products are fixed annuities written on an individual basis. We estimate that the yearly total addressable U.S. market for fixed annuity products purchased by individuals is approximately $140 billion of annual premium. We estimate our current share of the individual fixed annuity market to be less than 0.5%.

An increasing portion of the U.S. population is of retirement age and is expected to increase the retirement income needs of retirees. The number of people of retirement age has increased significantly since 2010, driven by the aging of the “Baby Boomer” generation. The U.S. population over 65 years old is forecast to grow from 55 million in 2020 to an estimated 79 million in the next 20 years, according to the United Nations World Population Prospects – 2019. This study also forecasted that by 2040, the portion of the U.S. population aged over 65 years old is expected to represent over 21% of the total population compared to under 17% in 2020.

Annuities in the U.S. are distributed through a number of channels, most of which are independent from companies that issue annuities. Independent distribution channels serve as the primary and a growing source of annuity distribution. In 2019, approximately 76% of U.S. individual annuity sales occurred through independent distributors, including independent agents, broker-dealers, and banks, representing an increase from approximately 70% in 2015 according to U.S. Individual Annuities, 2019 Year in Review, Life Insurance Marketing and Research Association (“LIMRA”), 2020. Independent agents are the second largest distribution channel, behind independent broker-dealers, accounting for approximately 20% of U.S. individual annuity sales in 2019. IMOs provide independent agents with access to annuity products along with operational support services and functionality to support their distribution activities. The infrastructure and support services provided by IMOs to independent agents are critical to the success of independent agents and their ability to serve their customers and generate additional sales. Independent broker-dealers, full-service national broker-dealers and banks collectively accounted for 76% of U.S. individual annuity sales in 2019 also according to the LIMRA review mentioned above.

We believe that capital markets investors have been actively seeking annuity and life insurance risk in recent years by investing in and acquiring insurance and reinsurance companies. Fixed annuities provide upfront premiums and stable, long-term payment obligations and are thus attractive sources of liability-funded assets for a variety of traditional and alternative asset managers and investors. There are significant regulatory and operational hurdles for capital providers looking to enter the annuity market. These hurdles are exacerbated by the limited legacy administrative capabilities, product development processes and technology systems, of traditional insurers and reinsurers. We provide asset managers and investors the ability to seamlessly access funding from annuity business through a variety of reinsurance entities that we can form quickly and operate efficiently with lower upfront and ongoing regulatory and operating costs.

Our Competitive Strengths

Differentiated Value Proposition

We provide insurance product development and asset management services, enhanced by American Life’s A.M. Best financial strength rating and licenses to sell annuity products in 21 states and the District of Columbia. We believe that our focus on the needs of our product distributors, reinsurers and capital markets investors and the value-added services we offer them will enable us to develop deep and long-standing industry relationships. We have developed and implemented a technology platform and administrative services that we believe will expand our revenue opportunities, maintain low operating costs and increase customer value for our distribution partners, and allow us to provide high quality, efficient services to our various industry partners. We believe our business model and multi-service capabilities provide our reinsurance and capital provider participants with attractive capital deployment opportunities with us.

We believe our ongoing strategy to have American Life become licensed to sell insurance in additional states and seek a higher A.M. Best rating will further strengthen our value.

Multiple Revenue Sources

Our business model generates upfront ceding commissions and fee-based revenue from recurring policy administration and asset management fees. We receive ceding commissions and expense reimbursement from reinsurers at the time we cede our primary insurance liabilities to them, providing meaningful cash flow. During the year ended December 31, 2020, we generated $10.6 million in upfront ceding commissions, recorded on our financial statements as deferred gains on reinsurance, most of which have not yet been recognized as revenue under GAAP. We also receive policy administration fees on policies that we issue and manage, and we receive asset management fees from most of our third-party reinsurers relating to assets they deposit as collateral to cover claims on the policies they reinsure. These fees are typically received over the life of our annuity products, usually over five to ten years, thereby providing a stable revenue stream.

Efficient and Flexible Capital Structure

We have a capital efficient business model that utilizes our insurance and reinsurance affiliates to transfer assets and liabilities associated with our issued products to third-party capital providers and our captive reinsurer via reinsurance agreements. This strategy reduces our regulatory capital and surplus requirements because policies that are reinsured require less capital and surplus reserves than policies retained by us, allowing us to scale our business because we do not have significant capital constraints.

Effective Use of Technology

We believe we are well-positioned to capitalize on the accelerating trend of digital transformation across the insurance industry. We believe our modern, fully functional technology platform provides us a significant opportunity to penetrate large addressable markets now being served by traditional insurance providers whose product development cycles and product development costs are greater than ours. We use our technology to efficiently develop, underwrite, distribute and administer competitive annuity products through IMOs as well as create an interactive and seamless customer and selling agent experience.

Scalable, Low-Cost Operations

We focus on maintaining low operating expenses and investing in technology enhanced processes that improve the efficiency and effectiveness of developing, distributing, issuing and managing our insurance products. We believe our low operating expenses allow us to develop attractively priced products that are desirable for our IMOs to market. We currently operate on a small scale in a large addressable market and have a predominantly fixed cost base and a relatively low employee headcount. Going forward, our technology platform and streamlined processes should enable us to be highly scalable and allow us to produce incremental premium volumes without significant additional investment in infrastructure and with low incremental fixed operating, including labor, costs.

Low-Risk, Profitable Business Model

We believe our business model enables us to operate with reduced risk while increasing our potential profitability because substantially all of the liabilities associated with policies we write are reinsured. As a result, we retain minimal financial risk other than the credit risk of our reinsurance providers, for whom we hold collateral to provide for policy claims or who have creditworthy ratings. American Life’s MYGA and FIA products have fixed, predictable costs with low volatility and surrender charges that discourage redemptions prior to maturity and contain features to reward persistency.

We generate revenue through the ceding commissions and other fee income we receive from our reinsurance providers and the ancillary services we provide. Also, we incur minimal direct expenses associated with the ceding commissions we generate, and we incur low incremental expenses on additional policy volumes we produce. As a result, we believe we will be able to convert a significant portion of incremental fee-based revenue from additional premium volume into operating revenue. Because we have a fully integrated technology platform, we also expect that we will be able to increase our operating margins as we continue to scale our business.

Entrepreneurial, Highly Experienced and Aligned Management Team

Our highly experienced, entrepreneurial senior management team has extensive experience in insurance, technology, and investment management. Michael Minnich, our Co-Chief Executive Officer, has 25 years of experience in asset management, insurance company management, technology and risk management. Prior to joining Midwest, Mr. Minnich served as Managing member of Rendezvous

Capital LLC, a New York firm advising insurers on capital and investments. Previously, he was a Managing Director at Swiss Re, where he managed a multibillion-dollar investment portfolio. A. Michael Salem, our other Co-Chief Executive Officer, has over 16 years of experience in insurance investing, distribution and technology. Prior to joining Midwest, Mr. Salem co-founded Vanbridge LLC, a specialty insurance intermediary that was acquired in 2018 by EPIC Insurance Brokers and Consultants. Prior to Vanbridge, he was a founding portfolio manager at Arrowgrass Capital Partners, a multibillion-dollar hedge fund.

Our Growth Strategy

Expand Market Presence

We believe that our current product offerings will enable us to continue policy sales growth as we increase the number of states in which we become licensed to sell insurance. Many of our IMOs distribute to insurance agents throughout the United States, and we expect they will increase their sales volume as American Life enters new states. Because of our technology platform and capabilities, we also expect to gain market share through flexible product offerings. We also expect to increase the total addressable market by joining with our IMOs to develop innovative products for customers who previously elected not to purchase annuities.

The 21 states and District of Columbia in which we currently operate represented over $103 billion in total annuity premiums during 2019.  By comparison, we generated $415.6 million of total annuity premiums under SAP for the year ended December 31, 2020. The states in which we are not currently active represented over $193 billion in total annuity premiums during 2019, or 65% of total annuity premiums in the U.S. We may also pursue the acquisition of one or more insurance companies that have active licenses in additional states or additional licenses in existing states. In addition, we are discussing the possibility of retaining a third-party to assist with our state expansion plans.

Develop Additional Distribution and Reinsurance Relationships

We currently distribute annuity products through eight third-party IMOs that offer products, infrastructure and other services to independent insurance agents across the U.S. We believe our capital efficient product development, prompt policy processing, operating flexibility and speed to market make us a desirable partner for insurance distributors. We expect to continue to grow by increasing volumes with our current IMOs and by establishing new IMO relationships.

We expect to leverage the relationships we have with reinsurers, capital markets investors and reinsurance intermediaries to develop new reinsurance relationships. In 2020, we established Seneca Re to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks on behalf of Midwest and third-party capital providers through one or more protected cells. Also, in early 2020, we developed a strategic relationship with Crestline Assurance Holdings LLC and its affiliates (collectively, “Crestline”) to provide reinsurance capital and access to high-quality assets with attractive risk-adjusted returns. In April 2020, Seneca Re entered into its first flow quota share reinsurance agreement with American Life.

Exploit Established Corporate Platform

We believe that we have the leadership and corporate culture, industry relationships, infrastructure and technology to achieve continued growth and improve operating margins with increased sales. We believe we have an efficient corporate platform to support a significant increase in our sales volume, an expansion of our distribution relationships, and the development of new annuity and other life insurance products without significant additional investment in infrastructure and with low incremental fixed operating costs. As a result, we believe we should be able to convert a significant portion of incremental fee income from additional sales volumes into operating income.

As we grow, we expect that we will benefit from increased scale and diversification of our business in seeking to optimize the terms of our reinsurance transactions.

Increase Revenue from Complementary Services

In addition to the ceding commissions, we receive through our reinsurance strategy, we generate recurring fee income for providing policy administration and asset management services to third-party reinsurers. We are contracted to administer all of our policies ceded under various reinsurance agreements. We also provide asset management services for most of our third-party reinsurers. In 2019, we acquired a majority ownership of 1505 Capital to enhance our asset management capabilities, and we purchased all of the remaining ownership of 1505 Capital effective June 15, 2020. We may develop or acquire additional asset management expertise and capabilities to provide expanded asset origination and sourcing to our reinsurance partners. We believe our complementary services provide a differentiated comprehensive solution to third-party reinsurers that will allow us to develop new reinsurer relationships, including capital markets investors.

Continue to Invest in Technology Capabilities

Our business strategy is centered upon our commitment to apply technology to improve and expand our business. We have developed a modern technology platform with a combination of proprietary and third-party systems that enables us to efficiently develop, sell and administer a broad range of annuity and life insurance products. We expect to continue to develop our technology platform to expand the technology-enabled capabilities we offer to distributors and reinsurers.

History

We are a financial services holding company that was originally incorporated in Nebraska in October 2003. In September 2009, American Life was issued a certificate of authority to conduct life insurance business in Nebraska. In June 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Xenith Agreement”) with a then non-affiliated third-party, Xenith Holdings LLC (“Xenith”). Xenith was a wholly controlled subsidiary of Vespoint LLC (“Vespoint”), which was also the manager of Xenith. Vespoint is owned and managed by investment funds controlled by Michael Minnich and A. Michael Salem. Pursuant to the Xenith Agreement, we issued Series C Preferred Stock and convertible senior secured notes to Xenith between June and December 2018. Of the funds received from Xenith, we contributed $20.5 million to American Life through capital contributions. Following the closing of the Xenith Agreement, we embarked on implementing our current business plan. At the closing of the Xenith Agreement, Messrs. Minnich and Salem were appointed as executive officers of American Life and later as the Company’s Executive Chairman and Chief Executive Officer, respectively, in 2019. They were appointed as our Co-Chief Executive Officers on November 16, 2020.

In June 2019, the Xenith Series C Preferred Stock and convertible senior secured notes were converted into 145,709 shares and 1,855,361 shares of our voting common stock, respectively. In August 2020, Xenith distributed all of its shares of our voting common stock to its members, including Vespoint. On November 10, 2020, Vespoint distributed all of its shares of our voting common stock to its members, which included entities owned and controlled by Messrs. Minnich and Salem.

In August 2020, we effected a 500 for one reverse stock split of our issued and outstanding shares of voting common stock, and we reincorporated in Delaware.

On December 21, 2020, Midwest completed a public offering of 1,000,000 shares of its voting common stock offered by the Company at a price to the public of $70.00 per share.  On December 17, 2020, Midwest voting common stock was listed on the Nasdaq Capital Market under the ticker symbol “MDWT.”  The aggregate net proceeds to the Company were approximately $65.1 million, after deducting underwriting discounts and commissions.

Crestline Relationship

On April 24, 2020, we entered into a Securities Purchase Agreement with Crestline, an institutional alternative investment management firm. Pursuant to the Securities Purchase Agreement, we issued 444,444 shares of our voting common stock to Crestline for aggregate proceeds of $10.0 million. Also, on April 24, 2020, we issued 231,655 shares of our voting common stock to various other investors in separate transactions for approximately $5.3 million. We contributed $5.0 million of the net proceeds to American Life and used $3.3 million of the proceeds to capitalize Seneca Re and its first protected cell. We also entered into a Stockholders Agreement along with Xenith and Vespoint that grants Crestline certain rights. Also, Douglas K. Bratton, a principal of Crestline, was appointed as a director of both our board of directors and the board of directors of American Life.

In addition, on April 24, 2020, American Life entered into a three-year master letter agreement and related reinsurance, trust and asset management agreement with Seneca Re and Crestline regarding a flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA and quota share percentage of 40% of American Life’s FIA products. Crestline contributed $40.0 million of assets to capitalize SRC2 now known as Crestline Re SP1 (“Crestline SP1”). Through December 31, 2020, American Life had ceded $130.5 million face amount of annuities to Crestline SP1. American Life received ceding commissions under SAP of $6,242,612 and expense reimbursements under SAP of $11,798,718 in connection with these reinsurance transactions for the year ended December 31, 2020. Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline SP1, a segregated portfolio company of Crestline Re SPC, under which the above described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline SP1.

Employees

As of December 31, 2020, we had 48 full time employees. We consider our relations with our employees to be good.

Regulation

General

Our insurance subsidiaries are subject to extensive regulation and supervision by the states in which they are domiciled, particularly with respect to their financial condition. American Life is domiciled in Nebraska and commercially domiciled in Texas, where it is regulated and supervised by the NDOI and the Texas Department of Insurance, respectively. Seneca Re is domiciled in Vermont where it is regulated and supervised by the Vermont Department of Financial Regulation. Our insurance subsidiaries are also subject to regulation by all states in which they transact business, which oversight in practice often focuses on review of their market conduct. American Life is licensed to conduct insurance business and is therefore subject to regulation and supervision by insurance regulators, in 21 states and the District of Columbia. Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of reinsuring various types of risks of its participants through one or more special purpose reinsurance or “protected cell” entities and to conduct any other business that is permitted for sponsored captive insurance companies under Vermont insurance regulations. The extent and scope of insurance regulation varies between jurisdictions, but most jurisdictions have laws and regulations governing the financial security of insurers, including admittance of assets for purposes of calculating statutory surplus, standards of solvency, reserves, reinsurance, capital adequacy and the business conduct of insurers.

In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and, for certain lines of insurance, the approval of rates. State statutes and regulations also prescribe the permitted types and concentrations of investments by insurers. The primary purpose of this insurance industry regulation is to protect policyholders. Life insurance companies are required to file detailed quarterly and annual financial statements with insurance regulatory authorities in each of the jurisdictions in which they are licensed to do business, and their operations are subject to periodic examination by such authorities. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit the ability to continue to do business policies if, in their judgment, the regulators determine that an insurer is not maintaining necessary statutory surplus or capital or if the further transaction of business will be detrimental to its policyholders.

The amount of dividends that our insurance subsidiaries may pay in any twelve-month period, without prior approval by their respective domestic insurance regulators, is restricted under the laws of Nebraska, Texas and Vermont.

Under Nebraska law, dividends payable from American Life during any twelve-month period without the prior approval of the state’s Insurance Director are limited to the greater of 10% of American Life’s surplus as shown on the immediately preceding calendar year’s statutory financial statement on file with the NDOI or 100% of net gain from operations for the prior calendar year. Any dividend in excess of such limitation must be approved by the Insurance Director.

In addition, payments of dividends and advances or repayment of funds to us by our insurance subsidiaries are restricted by the applicable laws of our insurance subsidiaries’ respective jurisdictions requiring that each insurance subsidiary hold a specified amount of minimum reserves in order to meet future obligations on its outstanding policies. These regulations specify that the minimum reserves shall be calculated to be sufficient to meet future obligations, giving consideration for required future premiums to be received, which are based on certain specified interest rates and methods of valuation, which are subject to change.

Insurance holding company regulation

We are an insurance holding company and, together with our insurance subsidiaries and our other subsidiaries and affiliates, are subject to the insurance holding company system laws of Nebraska, Texas and Vermont. These laws vary across jurisdictions, but generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the jurisdiction’s insurance regulatory authorities, to file reports disclosing certain information, including their capital structure, ownership, management, financial condition, enterprise risk and own risk and solvency assessment.

These laws also require disclosure of certain qualifying transactions between or among our insurance subsidiaries and us or any of our other subsidiaries or affiliates to which one or more of our insurance subsidiaries is a party. Such transactions could include loans, investments, sales, service agreements and reinsurance agreements among other similar inter-affiliate transactions. These laws also require that intercompany transactions be fair and reasonable and not adversely affect the interests of policyholders. In certain circumstances, the insurance company must give prior notice of the transaction to the insurance department in its state of domicile, and the insurance department must either approve or disapprove the subject intercompany transaction within defined periods. Further, these laws require that an insurer’s contract holders’ surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and its financial needs.

The insurance holding company laws in some states, including Nebraska, Texas and Vermont, require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s parent company. Generally, to obtain approval from the insurance commissioner for any acquisition of control of an insurance company or its parent company, the proposed acquirer must file with the applicable commissioner an application containing information regarding: (i) the identity and background of the acquirer and its affiliates; (ii) the nature, source and amount of funds to be used to carry out the acquisition; (iii) the financial statements of the acquirer and its affiliates; (iv) any potential plans for disposition of the securities or business of the insurer; (v) the number and type of securities to be acquired; (vi) any contracts with respect to the securities to be acquired; (vii) any agreements with broker-dealers; and (viii) other relevant matters. Different jurisdictions may have similar or additional requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in those jurisdictions. Additional requirements may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control.

Credit for reinsurance

State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. Credit for reinsurance means the ceding company is permitted to reflect in its statutory financial statements a credit in an amount equal to the ceding company’s liability that is reinsured. In general, credit for reinsurance is allowed if the reinsurer is licensed or “accredited” in the state in which the primary insured is domiciled; or if neither of the above applies, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the ceding insurer, or the deposit of assets into a trust fund established for the benefit of the primary insurer.

Statutory examinations

Our insurance subsidiaries are required to file detailed quarterly and annual financial statements, in accordance with SAP with regulatory officials in each of the jurisdictions in which they conduct business. As part of their routine regulatory oversight process, the NDOI, the Texas Department of Insurance and the Vermont Insurance Department conduct periodic detailed examinations, generally once every three to five years of the books, records, accounts and operations of our insurance subsidiaries domiciled in their states. The State of Nebraska began a scheduled examination of American Life for the period of 2017-2019 in January 2021.

Financial tests

The NAIC has developed a set of financial relationships or “tests,” known as the Insurance Regulatory Information System or IRIS, which is designed for early identification of companies that may require special attention or action by insurance regulatory authorities. Insurance companies submit data annually to the NAIC, which in turn analyzes the data by utilizing ratios. State insurance regulators review this statistical report, which is available to the public, together with an analytical report, prepared by and available only to state insurance regulators, to identify insurance companies that appear to require immediate regulatory attention. A “usual range” of results for each ratio is used as a benchmark.

Risk-based capital requirements

In order to enhance the regulation of insurers’ solvency, the National Association of Insurance Commissioners (“ NAIC”) adopted a model law to implement Risk Based Capital (“RBC”) requirements for life insurers. All states have adopted the NAIC’s model law or a substantively similar law. The NAIC Risk-Based Capital Model Act requires insurance companies to submit an annual RBC Report, which compares an insurer’s total adjusted capital with its authorized control level RBC. A company’s RBC is calculated by using a specified formula that applies factors to various specified assets, premium, claim, expense and reserve items. The factors are higher for those items with greater underlying risk and lower for items with less underlying risk.

“Total Adjusted Capital” is defined as the sum of an insurer’s statutory capital and surplus and asset valuation reserve and the estimated amount of all dividends declared by the insurer’s board of directors prior to the end of the statement year that are not yet paid or due at the end of the year. The RBC Report is used by insurance regulators to set in motion appropriate regulatory actions relating to insurers that show indications of weak or deteriorating conditions. RBC is an additional standard for minimum capital requirements that insurers must meet to avoid being placed in rehabilitation or liquidation by regulators. The annual RBC Report, and the information contained therein, is not intended by the NAIC as a means to rank insurers.

RBC is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. It provides a means of setting the capital requirement in which the degree of risk taken by the insurer is the primary determinant. The value of an insurer’s Total Adjusted Capital in relation to its RBC, together with its trend in its Total Adjusted Capital, is used as a basis for determining regulatory action that a state insurance regulator may be authorized or required to take with respect to an insurer. The four determinations, potentially applicable under each jurisdiction’s laws, are essentially as follows:

●	Company Action Level Event. Total Adjusted Capital is greater than or equal to 150% but less than 200% of RBC or Total Adjusted Capital greater than or equal to 200% but less than 250% of RBC and has a negative trend. If there is a company action level event, the insurer must submit a plan (an “RBC Plan”) outlining, among other things, the corrective actions it intends to take in order to remedy its capital deficiency.
●	Regulatory Action Level Event. Total Adjusted Capital is greater than or equal to 100% but less than 150% of RBC or the insurer has failed to comply with filing deadlines for its RBC Report or RBC Plan. If there is a regulatory action level event, the insurer is also required to submit an RBC Plan. In addition, the insurance regulator must undertake a comprehensive examination of the insurer’s financial condition and must issue any appropriate corrective orders.
●	Authorized Control Level Event. Total Adjusted Capital is below RBC but greater than or equal to 70% of RBC or the insurer has failed to respond to a corrective order. If there is an authorized control level event, the insurance regulator may seek rehabilitation or liquidation of the insurer if it deems it to be in the best interests of the policyholders and creditors of the insurer and the public.
●	Mandatory Control Level Event. Total Adjusted Capital is below 70% of RBC. If there is a mandatory control level event, the insurance regulator must seek rehabilitation or liquidation of the insurer. American Life’s RBC level at December 31, 2020 was substantially above the minimum level.

Market Conduct Exams

Our insurance subsidiaries are subject to periodic market conduct exams (“MCE”) in any jurisdiction where they do business. An MCE typically entails review of business activities, such as operations and management, complaint handling, marketing and sales, producer licensing, policyholder service, underwriting, and claims handling. Regulators may impose fines and penalties upon finding violations of regulations governing such business activities. To date, neither American life nor Seneca Re has been the subject of such market conduct exam.

Form approvals

Our insurance subsidiaries are subject to state laws and regulations regarding form approvals. In most states, insurance policies are subject to prior regulatory approval in the state in which the policy is sold.

Unfair claims practices

Generally, insurance companies are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions; failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies; and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled.

Assessments against insurers

Under the insurance guaranty fund laws, which exist in each state and the District of Columbia., licensed insurers can be assessed by insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Most of these laws provide for annual limits on the assessments and for an offset against state premium taxes. These premium tax offsets must be spread over future periods ranging from five to 20 years. Since these assessments typically are not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, we cannot accurately determine the amount or timing of any future assessments.

Regulation of investments

Our insurance subsidiaries are subject to state laws that restrict the kinds of investments they can make. These laws require diversification of our investment portfolios and limit the amounts of investments in certain asset categories, such as below-investment grade fixed income securities, equity real estate, other equity investments and derivatives. Failure to comply with these requirements and limitations could cause affected investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, could require the divestiture of such nonqualifying investments. American Life’s investment guidelines, including its Derivative Use Plan, has been filed with the Nebraska Department of Insurance.

Statutory accounting practices

SAP are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s solvency. Statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

GAAP is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriately matching revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

Unfair trade practices

Most state insurance laws prohibit insurers from engaging in unfair trade practices. The kinds of practices addressed are (i) misrepresentation and false advertising, (ii) unfair discrimination in premiums and policy benefits, (iii) boycott, coercion and intimidation, (iv) discrimination based on race, color, creed or national origin, sex or marital status, and (v) rebating of premium.

Enterprise risk and other developments

The NAIC, as part of its solvency modernization initiative, has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. The NAIC’s solvency modernization initiative, among other things, aims to expand the authority and focus of state insurance regulators to encompass U.S. insurance holding company systems at the group level. The holding company reform efforts at the NAIC culminated in December 2010 in the adoption of significant amendments to the NAIC’s Insurance Holding Company System Regulatory Act (the “Model Holding Company Act”) and its Insurance Holding Company System Model Regulation (the “Model Holding Company Regulation”). Among other things, the revised Model Holding Company Act and Model Holding Company Regulation explicitly address “enterprise” risk — the risk that an activity, circumstance, event or series of events involving one or more affiliates of an insurer will, if not remedied promptly, be likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole - and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. In addition, the Model Holding Company Act amendments include a requirement to the effect that any person divesting control over an insurer must provide 30 days’ notice to the regulator and the insurer (with an exception for cases where a Form A is being filed). The amendments direct the domestic state insurance regulator to determine those instances in which a divesting person will be required to file for and obtain approval of the transaction. Some form of the 2010 amendments to the Model Holding Company Act has been adopted in all states.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. The ORSA Model Act imposes more extensive filing requirements on parents and other affiliates of domestic insurers. Our insurance company subsidiaries are not subject currently to the requirements of the ORSA Model Act adopted in Nebraska, Texas and Vermont, respectively, however, will be when their direct written premiums and unaffiliated assumed premiums, if any, exceed $500 million, which we expect will occur in 2021.

Privacy regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate the use and disclosure of social security numbers and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Cybersecurity regulation

The NAIC adopted the Insurance Data Security Model Law in October 2017. This law establishes standards for data security and for the investigation and notification of certain cybersecurity events. As of the date of this filing, eleven states have adopted the model law or a variation of it. We expect that additional regulations could be enacted in other jurisdictions that could impact our cybersecurity program. Depending on these and other potential implementation requirements, we will likely incur additional costs of compliance.

ITEM 1A. RISK FACTORS.

We face many significant risks in the operation of our business and may face significant unforeseen risks as well. Also, in the second half of 2018 we embarked upon a new business plan and, therefore, we face all of the risks of doing business with a model in which we do not have a significant experience. The material risks of this business plan are set forth below, but there may be additional risks that we do not anticipate, which could materially adversely affect our results of operations and financial condition. An investment in our voting common stock should be considered speculative.

Business Risks

We have a limited operating history under our business plan.

We face all of the risks inherent in establishing an unseasoned business, including limited capital, uncertain product markets, possible lack of market acceptance of new insurance products and corresponding lack of significant revenues, as well as fierce competition from better-capitalized and more seasoned companies with respect to any insurance products we may seek to distribute. We have no control over general economic conditions, competitors’ products or their pricing, customer demand and we have limited control over necessary costs of marketing in seeking to build and expand our new business. There can be no assurance that our proposed insurance activities will be economically successful or result in any significant revenues to the extent that we achieve profits, and the likelihood of any success must be considered in light of our lack of operating history under our business plan and our limited capital. The lack of a seasoned operating history makes it difficult to predict our future revenues or results of operations.

Our use of IMOs could face several difficulties that could adversely affect our results of operations and financial condition.

We will create and sell annuity products through IMOs that provide the sales agents and infrastructure in order to sell our products. This strategy entails several significant risks, including the possibility that our IMOs will not be able to successfully sell our products or will not devote sufficient time and attention to sell our products. It should be noted that we will have no control over any IMOs and, therefore, any sales success regarding our products will be substantially dependent upon the efforts of those organizations and their sales agents. Also, we have concentrated channels of product distribution. If any one of our IMOs does not perform within our expectations, our results of operation could be materially adversely affected and our financial condition would suffer.

Our strategy to reinsure substantially all of the annuity and insurance policies we write may not be successful.

As part of our business plan, American Life intends to cede most of its policies to other companies through reinsurance agreements. However, American Life will remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by that reinsurer. The failure of any one of American Life’s reinsurers would have a material adverse economic effect on American Life, and the value of our voting common stock would likely decline significantly as well. Thus, it is critical for us that we adequately assess the financial strength of our reinsurers on an ongoing basis. If we fail to adequately assess payment risk relating to our reinsurers including any amounts of collateral, we may require for them to provide additional collateral to back up their potential obligations, we could be faced with severe economic consequences in the event any reinsurer does not meet its financial obligations to the policyholders of policies that we cede to the reinsurer. Also, we expect that in the early years of our new business plan’s implementation we will have a concentrated group of reinsurers, which will heighten the risks we face should any reinsurer not meet its obligations to insureds who purchase insurance products from us.

We face a risk of non-availability and increased cost of reinsurance.

Market conditions beyond our control determine the availability and cost of the reinsurance we may seek to purchase. We can offer no guarantees that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available. If we are unable to maintain our current level of reinsurance or to purchase new reinsurance in amounts that we consider sufficient and at prices that we consider acceptable, we would either have to accept an increase in our net insurance liability exposures or reduce our insurance writings. A significant reinsurer’s insolvency or inability to make payments under the terms of a reinsurance treaty could subject us to credit risk with respect to our ability to recover amounts due from reinsurers. Because of these risks, we may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.

Our business plan may not be successful.

Our business plan provides that we will seek to utilize American Life and its technology, product-development and administration capabilities to distribute insurance products through third-party marketing organizations. As part of this plan, American Life has obtained a “B++” (“Good”) A.M. Best financial strength rating and an A.M. Best bbb+ long-term issuer credit rating. American Life is seeking to become licensed to sell insurance in additional states. We cannot assure you that our business plan will achieve economic success and we anticipate implementation of our business plan will take place over several years. Some of these material risks include market non-acceptance of our new products, non-acceptance of our products by our IMOs, shortcomings or failures in our technology or encountering other problems that we may not be able to overcome and unforeseen difficulties obtaining financially capable reinsurance providers.

We may be unable to expand insurance operations to other states to any significant degree.

A significant part of our business plan is expanding the ability of American Life to sell insurance in substantially more states. At present, American Life is licensed to sell insurance in 21 states and the District of Columbia. In 2021 and subsequent years, we intend to seek to expand to additional states. We cannot assure you that these efforts will be successful, and to the extent they are not, our ability to achieve product scale and significant sales will be significantly adversely affected. Our results of operations and future prospects will in turn be adversely affected.

Our business success depends, in part, on effective information technology systems and on continuing to develop and implement improvements in our technology.

We depend in large part on technology systems for conducting our business, as well as for providing the data and analytics we utilize to manage our business, and thus our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business in a cost and resource efficient manner. System development projects may not deliver the benefits we expect, or may be replaced or become obsolete more quickly than expected, which could result in accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology systems, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost-effective manner and our ability to implement our business plan could be adversely impacted.

Reinsurance subjects us to the credit risk of our counterparties and our reinsurers, which may have a material adverse effect on our operating results and financial condition.

We are exposed to many different industries, issuers and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of the counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral that we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. We may have further exposure to these issuers in the form of holdings in unsecured debt instruments and derivative transactions of these issuers. There can be no guarantee that any such realized losses or impairments to the carrying value of these assets would not materially and adversely affect our results of operations and financial condition.

In addition to exposure to credit risks related to our investment portfolio, we are exposed to credit risks in several other areas of our business operations as discussed above and credit risks in our operations related to reinsurance. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Since we are primarily liable to an insured for the full amount of insurance coverage, our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

We operate in a highly competitive industry, and our business will suffer if we are unable to compete effectively.

The operating results of insurance companies are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. The insurance business is intensely competitive. Our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain IMOs to market our insurance products, our ability to develop competitive and profitable products and our ability to obtain acceptable financial strength ratings. In connection with the development and sale of products, American Life encounters competition from other insurance companies, most of whom offer annuity products and have financial and human resources substantially greater than American Life’s, as well as competition from other investment alternatives available to potential policyholders.

American Life competes with up to 775 other insurance companies in the United States. Most of these companies have greater financial resources, longer business histories, and more diversified lines of insurance coverage than American Life. These larger companies also generally have large sales forces. We also face competition from direct mail and email sales marketers.  We may not be able to compete successfully against these companies.

Changes in the tax laws could adversely affect our business.

Congress has from time to time considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuities and life insurance products. This and similar legislation, including a simplified “flat tax” income tax structure with an exemption from taxation for investment income, could adversely affect the sale of annuities and life insurance compared with other financial products if such legislation were to be enacted. In addition, we could be unable to attract reinsurance capital. There can be no assurance as to whether such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity and life insurance products that we develop.

Under the Internal Revenue Code, income taxes payable by policyholders on investment earnings is deferred during the accumulation period of certain annuity and life insurance products. This favorable tax treatment may give certain products a competitive advantage over other non-insurance products. To the extent that the Internal Revenue Code may be revised to reduce the tax-deferred status of annuity and life insurance products, or to increase the tax-deferred status of competing products, American Life and its industry as a whole would be adversely affected with respect to their ability to sell products. In addition, life insurance products are often used to fund estate tax obligations. We cannot predict what future tax initiatives may be proposed with respect to the estate tax or other taxes that may materially adversely affect us.

Some of our investments are relatively illiquid.

We hold certain investments that may lack liquidity, such as certain fixed maturity securities (including collateralized loan obligations, bonds and mortgage loans). We do not have the present intent to sell, nor is it more likely than not that we will be required to sell, debt securities in an unrealized loss position. Investment losses, however, may be realized to the extent liquidity needs require the disposition of debt securities in unfavorable interest rate, liquidity or credit spread environments.

We have exposure to mortgage loans on real estate, which could cause declines in the value of our investment portfolio.

Securities and other capital markets products connected to mortgage lending may become less liquid. The value of our investments in mortgage loans may be negatively impacted by an unfavorable change in or increased uncertainty regarding delinquency rates, and refinancing opportunities. In addition, commercial mortgages are sensitive to the strength of the related underlying mortgage loans, the U.S. economy, and the supply and demand for commercial real estate. Deterioration in the performance of the residential and commercial mortgage sector, including as a result of the COVID-19 pandemic, could cause declines in the value of that portion of our investment portfolio. The carrying value of our mortgage loans on real estate as of December 31, 2020 was $95.0 million. See “Management’s Discussion of Financial Condition and Results of Operations.”

Changes in regulations regarding suitability of product sales and fiduciary/best interest standards may affect our operations and profitability.

Our annuity sales practices are subject to strict regulation. State insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of annuities. In addition, our insurance operations may be impacted by actions taken by the National Association of Insurance Commissioners (the “NAIC”), the U.S. standard setting and regulatory support organization created and governed by the chief insurance regulatory authorities of the 50 states, the District of Columbia and the five U.S. territories. If the NAIC adopts amendments to its model annuity suitability rule incorporating a best interest standard, it is probable that they will be adopted by multiple states. Some states have already enacted or proposed legislation to impose new or expanded fiduciary/best interest standards on broker dealers, investment advisors and/or insurance agents providing services to retail investors. Additionally, some state regulators have recently adopted or signaled they will be pursuing rule-making in this space. For example, on August 1, 2018 the New York Department of Financial Services (“NY DFS”) adopted “best interest” amendments to its existing annuity suitability regulation and expanded its scope to include “in force” recommendations and life insurance policies. In June 2019, the SEC adopted Regulation Best Interest, which requires broker dealers to act in the best interest of “retail” customers when making a recommendation of any securities transaction or investment strategy involving securities. Any material changes to the standards governing our sales practices, including applicable laws and regulations, could affect our business, results of operations and financial condition.

The inability to obtain upgrades to our financial strength and other ratings from A.M. Best, or the possibility of a downgrade in our ratings, may have a material adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results, financial condition and prospects.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance or in determining the financial strength of the company that provides insurance with respect to the collateral they hold. American Life currently has an A.M. Best financial strength rating of B++ (Good) and long-term issuer credit rating of bbb+. A.M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk and event risk. On an ongoing basis, rating agencies such as A.M. Best review the financial performance and condition of insurers and can downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital, a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control. All ratings are subject to continuous review; therefore, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our competitiveness, the marketability of our product offerings and our ability to grow in the marketplace.

Our new insurance products and other products we may develop may not achieve market penetration.

As discussed elsewhere in this Annual Report on Form 10-K, our marketing strategy is focused on the sale of MYGA and FIA products through IMOs. These products may not achieve market acceptance or penetration to any meaningful degree, and any significant sales of these products cannot be assured, nor can we assure that any other insurance products we attempt to sell will achieve any degree of marketing success. We are seeking to streamline the costs of developing and placing insurance products into the marketplace to be sold by IMOs. We may encounter unexpected development costs or lack of IMO acceptance of our products; in which case our financial results would be disappointing.

We are highly dependent upon Michael Minnich, A. Michael Salem and Mark A. Oliver, and the loss of any of these officers could materially and adversely affect our business.

Our ability to operate successfully is dependent primarily upon the efforts of Mike Minnich, A. Michael Salem, and Mark A. Oliver, executive officers of American Life. The loss of the services of any of these individuals could have a material adverse effect on our ability to pursue our business plan and the business of American Life. We have employment agreements with Messrs. Minnich and Salem and an “at will” agreement with Mr. Oliver. We have limited “key man” life insurance on Messrs. Minnich and Salem. Midwest is a holding company and has limited ability to generate meaningful revenues other than payments from its subsidiaries, primarily American Life.

Midwest is a holding company whose principal operating subsidiary is American Life.

Midwest depends primarily on reimbursement of costs from American Life, Seneca Re, and 1505 Capital and has no other significant source of revenue. Our change in control that occurred in 2018 with the infusion of capital from Xenith, discussed above, along with net proceeds of 2020 public offering of our voting common stock may not provide adequate long-term financing to support our contemplated expansion of American Life’s business or any continued reimbursements to Midwest. If there is not a substantial expansion of American Life’s business, it may not be able to provide funds to Midwest to enable Midwest to meet its obligations. American Life is also restricted by state insurance laws as to fund transfers, by way of dividends or otherwise, to Midwest.

Our investment adviser subsidiary is subject to numerous laws and regulations with substantial compliance costs.

Our wholly owned investment adviser subsidiary, 1505 Capital LLC, is subject to substantial regulation. It is registered with the SEC as an investment adviser and is required to file detailed reports with the SEC concerning its business. It is subject to the Investment Advisers Act of 1940 as well as other state securities laws regarding the conduct of its business. Compliance with these regulations is time consuming and is a burden on the operations of 1505 Capital LLC. It is also subject to examination by the SEC. There can be no assurance that our investment adviser subsidiary will not be adversely affected by the results of any future examination.

We have experienced significant operating losses and may not be able to reverse them in the foreseeable future.

We commenced our business plan in mid-2018 and introduced our first annuity products in 2019. We made progress towards profitability on a GAAP basis in 2019 and 2020; however, there can be no assurance of our future profitability. Because ceding commissions from reinsurance are amortized over the life of the policy, we expect several years of insurance policy sales growth will be necessary until we achieve net income on a GAAP basis.

American Life may encounter regulatory difficulties or fail as a result of being inadequately capitalized.

American Life must have adequate capital and surplus capital, calculated in accordance with statutory accounting principles (“SAP”) prescribed by state insurance regulatory authorities to meet regulatory requirements in Nebraska, the state of domicile of American Life. It had approximately $75 million of capital and surplus (based upon SAP) as of December 31, 2020. Because we have embarked upon a business plan under which we write new insurance business and cede the risk to third-party reinsurers, the NDOI may require additional amounts of capital and surplus to support the expanded business of American Life going forward. The amount of capital and surplus of American Life ultimately required will be based on certain “risk-based capital” standards established by statute and regulation administered by the NDOI. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with SAP, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by reviewing certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If American Life fails to maintain required capital levels in accordance with the “risk-based capital” system, its ability to conduct business would be compromised and our ability to expand our insurance business would be significantly reduced absent a prompt infusion of capital into American Life.

We may execute an acquisition strategy, which could cause our business and future growth prospects to suffer.

We may at some time pursue acquisitions of insurance-related companies. If we were to pursue acquisitions, we would compete with other companies, most of which have greater financial and other resources than us. Further, if we were to succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected because:

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

Risks Related to Our Voting Common Stock

Ownership of shares of Midwest voting common stock involves substantial risk, and the entire value of those shares may be lost.

Shares of our voting common stock constitute a high-risk, speculative investment in a business that has incurred substantial losses to date and expects to continue to incur losses in the foreseeable future. No assurance can be given that any of the potential benefits envisioned by our business plan will prove to be available to our stockholders, nor can any assurance be given as to the financial return, if any, which may result from ownership of our voting common stock. The entire value of your shares of Midwest voting common stock may be lost.

The market price and trading volume of our voting common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

Trading and prices of our voting common stock may be highly volatile and could be subject to wide fluctuations. There are many factors that will impact our stock price and trading volume, including, but not limited to, the factors listed above under “Risks Related to Our Business.” In addition, the low trading volume in our voting common stock may fluctuate and cause significant price variations to occur. If the market price of our voting common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our voting common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our voting common stock include:

•	quarterly variations in our operating results;
•	operating results that vary from the expectations of securities analysts and investors;
•	change in valuations;
•	changes in the industries in which we operate;
•	announcements by us or companies in our industries of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments, plans, prospects, service offerings or operating results;
•	additions or departures of key personnel;
•	future sales of our securities;
•	developments in the financial markets and worldwide or regional economies;
•	announcements of innovations or new products, solutions or services by us or our competitors;
•	significant sales of our voting common stock or other securities in the open market;
•	lack of interest in our voting common stock from institutions, securities analysts, and retail investors;
•	variations in interest rates;
•	changes in accounting principles; and
•	other unforeseen events.

Stock markets in the United States have experienced significant price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as the global COVID-19 pandemic and the associated economic and market disruption, acts of terrorism, war, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our voting common stock.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our voting common stock.

Our shares of voting common stock are listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements, Nasdaq may take steps to delist our voting common stock. Such a delisting would likely have a negative effect on the price of our voting common stock, and would impair your ability to sell our voting common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our voting common stock to become listed again, stabilize the market price or improve the liquidity of our voting common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” which generally means that our outstanding common stock held by non-affiliates had a market value of less than $250 million as of the last business day of our second fiscal quarter. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. Furthermore, a material weakness in internal controls may remain undetected for a longer period because of our extended exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act.

There may be future issuances or resales of our voting common stock which may materially and adversely affect the market price of our voting common stock.

Subject to any required state insurance regulatory approvals, we are not restricted from issuing additional shares of our voting common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our voting common stock. Our issuance of additional shares of voting common stock in the future will dilute the ownership interests of our then existing stockholders.

The sale of a substantial number of shares of our voting common stock or securities convertible into, or exchangeable or exercisable for, shares of our voting common stock, whether directly by us in this offering or future offerings or by our existing stockholders in the secondary market, the perception that such issuances or resales could occur or the availability for future issuances or resale of shares of our voting common stock or securities convertible into, or exchangeable or exercisable for, shares of our voting common stock could materially and adversely affect the market price of our voting common stock and our ability to raise capital through future offerings of equity or equity-related securities on attractive terms or at all.

In addition, our board of directors is authorized to designate and issue preferred stock without further stockholder approval, and we may issue other equity and equity-related securities that are senior to our voting common stock in the future for a number of reasons, including, without limitation, to support operations and growth, to maintain our capital ratios, and to comply with any future changes in regulatory standards.

Our executive officers and directors own a substantial number of shares of our voting common stock. This will enable them to significantly influence the vote on all matters submitted to a vote of our stockholders.

As of December 31, 2020, our executive officers and directors beneficially owned 1,133,011 shares of our voting common stock, representing approximately 30.3% of the outstanding shares of our voting common stock.

Accordingly, our executive officers and directors, through their beneficial ownership of our voting common stock, will be able to significantly influence the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to our certificate of incorporation or bylaws, mergers or other business combination transactions and certain sales of assets outside the regular course of business. The interests of our executive officers and directors may not coincide with the interests of our other stockholders, and they could take actions that advance their own interests to the detriment of our other stockholders.

The indemnification rights provided to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against them.

Our certificate of incorporation and Delaware law provide for broad indemnification of our directors, officers and employees. We have also entered into indemnification agreements with each of our directors. Our indemnification obligations could result in us incurring substantial expenditures to cover the costs of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing an action against our directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors or officers even though such actions, if successful, might otherwise benefit us and our stockholders.

We do not expect to pay any cash dividends to stockholders.

To date, we have never declared or paid any cash dividends to our stockholders and do not expect to do so for the foreseeable future. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial conditions, operating and capital requirements, and other factors as the board of directors considers relevant. In addition, our ability to pay cash dividends depends, in part, upon on the ability of American Life to provide us with payments from its operations, which are subject to prior regulatory approval for the most part. American Life, as an insurance subsidiary is subject to significant regulatory restrictions limiting its ability to declare and make payments to Midwest, such as dividends.

If securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding us, our voting common stock price and trading value could decline.

The trading market for our voting common stock is influenced by research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model or our voting common stock performance, or if our target operating results fail to meet the expectations of analysts, our voting common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price of trading volume to decline.

Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third-party to acquire control of us, even if the change in control would be beneficial to our stockholders.

We are a holding company incorporated in Delaware. Anti-takeover provisions in Delaware law and our certificate of incorporation and bylaws, as well as regulatory approvals required under state insurance laws, could make it more difficult for a third-party to acquire control of us and may prevent stockholders from receiving a premium for their shares of voting common stock. Our certificate of incorporation provides that our board of directors may issue up to 2,000,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, preferences, rights and privileges as the board of directors may deem appropriate. These provisions, the control of our executive officers and directors over the election of our directors, and other factors may hinder or prevent a change in control, even if the change in control would be beneficial to, or sought by, our stockholders.

Seven individuals currently serve on our board of directors, which is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors is to be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. As a result, a portion of our board of directors will be elected each year. Our certificate of incorporation authorizes our board of directors to fix the number of directors from time to time by a resolution of the majority of our board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class shall consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control. Between stockholder meetings, directors may be removed by our stockholders only for cause, and the board of directors may appoint new directors to fill the vacancies. These provisions may prevent a stockholder from removing incumbent directors and simultaneously gaining control of the board of directors by filling the resulting vacancies with its own nominees. Consequently, the existence of these provisions may have the effect of deterring hostile takeovers, which could depress the market price of our voting common stock.

General Risks

The ongoing events resulting from the outbreak of the COVID-19 pandemic, and the uncertainty regarding future similar events, could have an adverse impact on our financial condition, results of operations, cash flows, liquidity and prospects.

We continue to closely monitor developments related to the coronavirus (COVID-19) pandemic to assess potential adverse impacts on our business. Due to the evolving and highly uncertain nature of this pandemic, it currently is not possible provide a longer-term estimate of potential insurance or reinsurance exposure or the indirect effects the pandemic may have on our results of operations, financial condition or liquidity. Management implemented the Company’s business continuity plan in early March 2020 and operated through July 2020 with the majority of employees working remotely. Operations continued as normal despite a sharp increase in sales during the period. We continue to monitor the Centers for Disease Control and Prevention and Nebraska guidelines regarding employee safety.

If the COVID-19 pandemic and associated economic slowdown continues it could adversely impact our future results of operations, financial condition, cash flows, liquidity and prospects in a number of ways, including:

•	Our investment portfolio (and, specifically, the valuations of investment assets we hold) could be materially, adversely affected as a result of market developments from the pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and asset-backed securities could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with accepted investment practices in dealing with more orderly markets;
•	Potential impacts on our operations due to efforts to mitigate the pandemic, including government mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, which could result in an adverse impact on our ability to conduct our business, including our ability to sell policies, and adjust certain claims;
•	While we have implemented risk management and contingency plans and have taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic, and such measures may not adequately predict the impact on our business.
•	We also outsource certain critical business activities to third parties such as our IMOs. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties on whom we rely for critical business activities experience operational difficulties or failures as a result of the impacts from the spread of COVID-19, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows; and
•	Potential impacts of COVID-19 on reinsurers and the cost and availability of reinsurance.

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

Catastrophes may adversely impact liabilities for policyholder claims and reinsurance availability.

Claims resulting from catastrophic events could harm our financial results, profitability, and financial condition. Catastrophic events could impact our insurance business by significantly impacting our assumptions as to mortality, morbidity and other rates, as well as product sales. Catastrophic events may also reduce economic activity in affected areas, which could harm our prospects for new business. In addition, catastrophes could cause unanticipated financial strain on our insureds as well as increase the cost of reinsurance to us and decrease the availability of reinsurance, which could in turn harm our business, results of operations or financial condition.

Claims loss reserves may be inadequate.

We maintain loss reserves to cover estimated liabilities for unpaid losses and loss expenses, including legal and other fees, as well as other claims and settlement costs for reported and unreported claims incurred as of the end of each accounting period. Loss reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on the assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, and other factors. The variables described above are affected by both internal and external events, such as changes in claims handling procedures, economic inflation, judicial and litigation trends and legislative changes. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant delay between the occurrence of the insured event and the time it is reported to us.

Reserve estimates are continually refined as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, we cannot assure that our current reserves will prove adequate in light of subsequent events, including for example the uncertainties relating to the COVID-19 pandemic. Accordingly, the ultimate settlement of losses may be significantly greater or less than the loss and loss expense reserves as of the date of the balance sheet. If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination with a corresponding decrease in our profitability. If the increase in loss reserves is large enough, we could incur a net loss and a net reduction of our capital.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and access the capital required to operate our business.

In the insurance industry, liquidity refers to the ability of an insurance company to generate adequate amounts of cash from its normal operations, including from its investment portfolio, in order to meet its financial commitments, which are principally obligations under the insurance policies it has written.

The capital and credit markets have been experiencing significant volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, or increase the amount of insurance that we seek to underwrite, or otherwise grow our business, our ability to obtain such capital may be limited and the cost of any such capital may be significant. In addition, the availability of additional financing will depend on a variety of factors, including capital and credit market conditions, the availability of credit generally and specifically to the financial services industries, market liquidity, our creditworthiness, as well as the possibility that customers or capital providers could develop a negative perception of our long or short-term financial prospects if we incur large investment losses or if our level of business activity decreases. Similarly, our access to capital may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and we may not be able to successfully obtain additional financing on favorable terms, or at all. As such, we may be forced to issue securities with terms and conditions that may be unfavorable to us, to accept an unattractive cost of capital or to sell certain assets, any of which could decrease our profitability and significantly reduce our financial flexibility. If a combination of these factors occurs, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on terms favorable to us.

Potential changes to the manner in which the London Inter-bank Offered Rate (“LIBOR”) is determined and the potential for the replacement or discontinuation of LIBOR as a benchmark interest rate may affect our cost of capital and net investment income.

LIBOR is an interest rate benchmark that underpins hundreds of trillions of dollars of financial contracts around the world. It is available in five currencies and a range of tenors. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel LIBOR panel banks to submit LIBOR quotes after 2021. It remains unclear if, how, and in what form, LIBOR may continue to exist after that date. The U.S. Federal Reserve (“Federal Reserve”), based on the recommendations of the New York Federal Reserve’s Alternative Reference Rate Committee (constituted of major derivative market participants and their regulators), has begun publishing a Secured Overnight Funding Rate (“SOFR”) that is intended to replace U.S. dollar LIBOR, and SOFR-based investment products that have been issued in the U.S. Proposals for alternative reference rates for other currencies have also been announced or have already begun publication. Markets are slowly developing in response to these new rates, and questions around liquidity in these rates and how to appropriately adjust these rates to eliminate any economic value transfer at the time of transition remain a significant concern for us and others in the marketplace. The effect of any changes or reforms to LIBOR or discontinuation of LIBOR on new or existing financial instruments to which we have exposure or the activities in our business will vary depending on a variety of factors. Accordingly, it is difficult to predict the full impact of the transition away from LIBOR on floating rate securities we hold, and any other assets, liabilities, models, assumptions, and the cost of capital, as well as contractual rights and obligations, whose value is tied to LIBOR. The value or profitability of these instruments may be adversely affected.

The insurance industry is subject to numerous laws and regulations, and compliance costs and/or changes in the regulatory environment that could adversely affect our business.

Our insurance operations are subject to government regulation in each of the states in which we conduct business. Such regulatory authority is vested in state agencies that are concerned primarily with the protection of policyholders rather than shareholders. These state insurance regulatory authorities have broad administrative power dealing with all aspects of the insurance business, including, among other areas, regulation of the advertising and marketing of insurance, privacy of policyholders, acquisitions of regulated insurance entities, payment of dividends, reinsurance, the form and content of insurance policies (including pricing), operating and agent licenses, regulation of premium rates, premium tax increases, rating and underwriting restrictions and limitations, asset and reserve valuation requirements, enterprise risk management, surplus requirements, the type or amount of investments, accounting standards, Risk-Based Capital (“RBC”) requirements, statutory reserve and capital requirements, assessments by guaranty associations, affiliate transactions and unfair trade and claims practice.

In addition, our insurance operations may be impacted by actions taken by the NAIC. A primary mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC also provides standardized insurance industry accounting and reporting guidance through the NAIC Accounting Manual. However, model insurance laws and regulations are only effective when adopted by the states, and statutory accounting and reporting principles continue to be established by individual state laws, regulations and permitted practices. Changes to the NAIC Accounting Manual or modifications by the various state insurance departments may adversely affect the statutory capital and surplus of American Life. See “Regulation” for further discussion.

The NAIC and state insurance regulators reexamine existing laws and regulations on an ongoing basis, and focus on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. Future NAIC initiatives, and other regulatory changes, could have a material adverse impact on our insurance business. There can be no assurance that American Life will be able to satisfy the regulatory requirements of the NDOI or a similar department in any other state in which it transacts business. A significant component of our new business plan is to reinsure substantially all of our new insurance business. It should be assumed that state regulators will monitor carefully the financial strength of any third-party reinsurer and in certain instances may require that sufficient funds be reserved by us in order to alleviate risks associated with reinsurers being unable to meet their financial commitments in the case of claims on insurance policies with a reinsurer. This oversight may result in our operations being less economically successful than we are seeking and could adversely affect our result of operations and therefore the value of our voting common stock.

Individual state guaranty associations assess insurance companies to pay benefits to policyholders of insolvent or failed insurance companies. The impact of these assessments may be partly offset by credits against future state premium taxes. We cannot predict the amount of any future assessments, nor have we attempted to estimate the amount of assessments to be made from known insolvencies.

The insurance industry is highly regulated and our activities are restricted as a result. We spend substantial amounts of time and incur significant expenses in connection with complying with applicable regulations, and we are subject to the risk that more burdensome regulations could be imposed on us.

Compliance with insurance regulation by us is costly and time consuming. In addition to their domiciliary states, insurance companies in the U.S. are subject to extensive regulation in the states where they are licensed to do business. This regulatory regime primarily seeks to protect an insurance company’s policyholders rather than its shareholders. Among other items, these regulations require:

•	prior approval of acquisitions of insurance companies;
•	certain solvency standards;
•	licensing of insurers and their agents;
•	investment limitations;

•	deposits of securities for the benefit of policyholders;
•	approval of policy forms and premium rates;
•	periodic examinations; and
•	reserves for unearned premiums, losses and other matters.

American Life is subject to these regulations in each state in the U.S. in which it is licensed to do business and compliance with such regulations involves significant costs and restricts operations. We cannot predict the form of any future regulatory initiatives.

In addition, as the owner of a life insurance subsidiary, Midwest is itself regulated by the NDOI and, to a lesser extent, by the various state insurance regulatory authorities of those U.S. jurisdictions where American Life is licensed. All U.S. states have enacted legislation that requires each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile (in the case of American Life, Nebraska and also commercially domiciled in Texas) and to furnish annually financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management or financial condition of the insurers within such system (generally referred to as “insurance holding company acts”). Under such laws, among other requirements, transactions between Midwest and its regulated insurance subsidiaries and affiliates must be fair and reasonable and, if material or of a specified category, they require prior notice and approval or non-disapproval by the state of domicile of each insurance company that is party to the transaction. In addition, under such laws, a state insurance authority usually must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state.

In addition, American Life generally may not pay dividends without giving prior notice thereof to the NDOI and the Texas Department of Insurance and generally may not pay extraordinary dividends without obtaining the prior approval or non-disapproval of such regulators. Generally, the laws and regulations of most jurisdictions prohibit an insurer from, without regulatory approval, paying an “extraordinary” dividend, which is generally defined as any dividend paid from other than earned surplus or exceeding certain thresholds specified in the applicable state insurance laws of the various states.

As a component of its ongoing efforts to remain compliant with the U.S. insurance regulatory regime, we file detailed annual reports with respect to American Life with the NDOI and all of the states in which American Life is licensed. Also, the business and accounts of American Life are subject to examination by the NDOI, as well as inquiries including investigations of the various insurance regulatory authorities of the states in which American Life is licensed.

Development of annuity and life insurance products involves the use of certain assumptions, and the inaccuracy of these assumptions could adversely affect profitability.

In our insurance business, we must make certain assumptions as to expected mortality, lapse rates and other factors in developing the pricing and other terms of insurance products. These assumptions are based on industry experience and are reviewed and revised regularly to reflect actual experience on a current basis. However, variation of actual experience from that assumed in developing such terms may affect a product’s profitability or sales volume and in turn adversely impact our revenues.

If we underestimate our liability for future policy benefits, our results of operations could suffer.

Liabilities established for future life insurance policy benefits are based upon a number of factors, including certain assumptions such as mortality, morbidity, lapse rates and crediting rates. Unforeseen events like epidemics or pandemics could arise and have an adverse effect on our assumptions as to morbidity and mortality. If we underestimate future policy benefits, we will incur additional expenses at the time we become aware of the inadequacy. As a result, our losses would increase and our ability to achieve profits would suffer.

Fluctuations in interest rates could adversely affect our business.

Interest rate fluctuations can impair an insurance company’s ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources. Our annuity products expose us to the risk that changes in interest rates will reduce any spread, or the difference between the amounts that American Life is required to pay under the contracts and the amounts American Life is able to earn on its investments intended to support its obligations under its annuity contracts. Spread is a key component of net revenues.

To the extent that interest rates credited are less than those generally available in the marketplace, policyholder lapses, policy loans and surrenders, and withdrawals of annuity contracts may increase as contract holders seek to purchase products with perceived higher returns. This process may result in cash outflows requiring that American Life sell investments at a time when the prices of those investments are adversely affected by the increase in market interest rates, which may result in realized investment losses.

Increases in market interest rates may also negatively affect profitability. In periods of increasing interest rates, we may not be able to replace invested assets with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. American Life, therefore, may have to accept a lower spread and thus lower profitability or face a decline in sales and greater surrender of existing annuity contracts.

We are subject to extensive regulation.

As stated above, we are subject to extensive state regulatory oversight in the jurisdictions in which we do business, as well as federal oversight with respect to certain portions of our business. Changes in state regulations, or in the interpretation or application of existing state laws or regulations, may adversely impact our pricing, capital requirements, reserve adequacy or exposure to litigation and could increase the costs of our regulatory compliance.

Changes are often implemented by state regulators in order to benefit policyholders to the detriment of insurers. State insurance regulators and the NAIC continually reexamine existing laws and regulations and may impose changes in the future that put further regulatory burdens on us and, thus, could have an adverse effect on our results of operations and financial condition.

In addition, state insurance laws, rather than federal bankruptcy laws, govern the liquidation or restructuring of insurance companies. Virtually all states in which we operate require that we bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies via participation in state guaranty associations. In addition, in various states, we must participate in mandatory arrangements to provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase that coverage from private insurers. A few states also require us to purchase reinsurance from mandatory reinsurance funds, which can create a credit risk for insurers if such funds are not adequately funded by the state. Also, in some cases, the existence of a reinsurance fund could adversely affect the prices that we can charge for our policies. The effect of these and similar arrangements could reduce our profitability in any given period and/or limit our ability to grow our business. Finally, any changes to these programs or the inability of the programs or associations to make payments to insureds for losses could have a material adverse effect on our results of operations and financial condition.

From time to time, increased scrutiny has been placed upon the U.S. insurance regulatory framework, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance and reinsurance companies. In addition to legislative initiatives of this type, the NAIC and insurance regulators are regularly involved in a process of reexamining existing laws and regulations and their application to insurance and reinsurance companies.

This state regulatory oversight and various proposals at the federal level could in the future adversely affect our ability to sustain adequate returns in certain lines of business. We cannot predict the effect that any proposed or future legislation or change in the interpretation or application of existing laws or regulations may have on our financial condition or results of operations.

A failure to comply with rules and regulations in a jurisdiction could lead to disciplinary action, the imposition of fines or the revocation of the license, permission or authorization necessary to conduct our businesses in that jurisdiction, all of which could have a material adverse effect on the continued conduct of business in a particular jurisdiction.

The impact on potential customers and vendors of sustained or significant deterioration in economic conditions could adversely affect our business.

We are exposed to risks associated with the potential financial instability of our customers, many of whom may be adversely affected by an economic slowdown. As a result of macroeconomic challenges currently or potentially affecting the economy of the U.S.

and other parts of the world, customers may experience serious cash flow problems and other financial difficulties. In addition, events in the U.S. or foreign markets, such as the outbreak of the COVID-19 pandemic and the United Kingdom’s exit from the EU, may continue to impact the global economy and capital markets. The impact of such events is difficult to predict. As a result, customers and potential customers may modify, delay, or cancel plans to purchase our products. Additionally, if customers are not successful in generating sufficient incomes, they may not be able to pay, or may delay payment of, premiums and other amounts that are owed to us. Any liability of current or potential customers to pay us for our products may adversely affect our earnings and cash flow.

A general economic slowdown could potentially adversely affect us in the form of consumer behavior, particularly through decreased demand for our products. In addition, we are susceptible to risks associated with the potential financial instability of the vendors on which we rely to provide services or to whom we delegate certain functions. The same conditions that may affect our customers also could adversely affect our vendors, causing them to significantly and quickly increase their prices or reduce their output. Our business depends on our ability to perform, in an efficient and uninterrupted fashion, our necessary business functions, and any interruption in the services provided by third parties could also adversely affect us.

Defaults on commercial mortgage loans and volatility in performance may adversely affect our results of operations and financial condition.

A decline in the commercial real estate market within the U.S. resulting from changes in interest rates, real estate market conditions or an economic downturn, including as a result of the COVID-19 pandemic or otherwise, may have a negative impact on the value of our commercial mortgage loan portfolio. Negative developments across a certain property type or the occurrence of a negative event within a geographic region may have a significant negative impact, based on concentration within that property type or geographic region. Our operations and financial condition may be adversely affected from an increase in borrower defaults within our commercial mortgage loan portfolio. See “Management’s Discussion of Financial Condition and Results of Operations.”

The determination of the amount of allowances and impairments taken on our investments are judgmental and could materially impact our results of operations or financial position.

Our determination of the amount of allowances and impairments varies by investment type and is based on our periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and make changes in allowances and impairments in operations. Market volatility, including as a result of the COVID-19 pandemic, can make it more difficult to value our securities if trading in such securities becomes less frequent. In addition, a forced sale by holders of large amounts of a security, whether due to insolvency, liquidity or other issues with respect to such holders, could result in declines in the price of a security. There can be no guarantee that we have accurately assessed the level of impairments taken and allowances reflected in the financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Impairments result in charges to earnings in the period taken, and historical trends may not be indicative of future impairments or allowances.

A breach of information security or other unauthorized data access could have an adverse impact on our business and reputation.

In the ordinary course of business, we collect, process, transmit, and store large quantities of personally identifiable information, customer financial and health information, and proprietary business information (collectively referred to herein as “Sensitive Information”). The secure processing, storage, maintenance, and transmission of Sensitive Information are vital to our operations and business strategies. Although we undertake substantial efforts to reasonably protect Sensitive Information, including internal processes and technological defenses that are preventative, and other commercially reasonable controls designed to provide multiple layers of security and detection, Sensitive Information maintained by us may be vulnerable to attacks by computer hackers, to physical theft by other third-party criminals, or to other compromise due to employee error or malfeasance. Attacks may include both sophisticated cyber-attacks perpetrated by organized crime groups, “activists,” or state sponsored groups, as well as non-technical attacks ranging from sophisticated social engineering to simple extortion or threats, which can lead to unauthorized access or disclosure, disruption or further attacks. Such events may expose us to civil and criminal liability, regulatory action, harm our reputation among customers, deter people from purchasing our products, cause system interruptions, require significant technical, legal and other remediation expenses, and otherwise have an adverse impact on our business. Third parties to whom we outsource certain functions are also subject to the risks outlined above, and if such a third-party suffers a breach of information security involving our Sensitive Information, the breach may result in substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity. We offer no guarantees that we will be able to implement information security measures to prevent all breaches of information security.

Employee error, misconduct, or excessive risks may be difficult to detect and prevent and could adversely affect us.

Persons who conduct our business, including executive officers and other members of management, other employees and our IMOs and their sales agents, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining what assets to purchase for investment and when to sell them, deciding which business opportunities to pursue, and other business decisions. Losses may result from, among other things, excessive risk, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, or failure to comply with regulatory requirements. Although we employ controls and procedures designed to monitor business decisions and prevent us from taking excessive risks, it is not always possible to deter or prevent employee misconduct or errors in judgment, and the precautions that we take to prevent and detect this activity may not be effective in all cases. The impact of those losses and excessive risks could harm our reputation and have a material adverse effect on our financial condition and business operations.

We face a risk of noncompliance with and enforcement action under the anti-money laundering statutes and regulations.

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra territorial jurisdiction of the United States, and by expanding the categories of financial institutions to which such laws and regulations apply to include some categories of insurance companies. Certain financial institutions are also prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high risk clients and implement a written client identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions without notifying the affected clients. Regulatory authorities routinely examine financial institutions to ensure that they have policies and procedures reasonably designed to comply with applicable requirements and for compliance with the policies and procedures and these substantive obligations. Failure of a financial institution to maintain and implement adequate programs, including policies and procedures, to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations. We and our subsidiaries are subject to anti-money laundering statutes and certain regulations, and our compliance obligations under these rules may result in increased costs and allocation of internal resources.

Litigation or regulatory actions could have a material adverse impact on us.

Current and future litigation or regulatory investigations and actions in the ordinary course of operating our business, including class action lawsuits, may negatively affect us by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring us to change certain aspects of our business operations, diverting management attention from other business issues, harming our reputation with customers or making it more difficult to retain current customers and to recruit and retain employees or IMOs.

Guarantees within certain of our products may adversely affect our financial condition or results of operations.

We offer guarantees which can include a return of no less than the total deposits made on the contract less any customer withdrawals, total deposits made on the contract less any customer withdrawals plus a minimum return, or the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees can also include benefits payable in the event of death, upon annuitization, upon periodic withdrawal or at specified dates during the accumulation period.

Periods of significant and sustained downturns in equity markets, increased equity volatility, and/or reduced interest rates could result in an increase in the valuation of the future policy benefit or policyholder account balance liabilities associated with such products, resulting in a reduction of our potential profitability. We use risk management techniques including product design, asset liability management, reinsurance and hedge strategies to manage the risk associated with liability exposures and the volatility of net income associated with these liabilities.

We remain ultimately liable for the specific guaranteed benefits and are subject to the risk that reinsurers or derivative counterparties are unable or unwilling to pay. In addition, we are subject to the risk that hedging and other risk management procedures prove ineffective, or the estimates and assumptions made in connection with their use fail to reflect or correspond to the actual liability exposure, or that unanticipated policyholder behavior or mortality, combined with adverse market events, produces economic losses beyond the scope of the risk management techniques employed. We are also subject to the risk that the cost of hedging these guaranteed minimum benefits may materially increase. These risks, individually or collectively, may have a material adverse effect on our financial condition or results of operations.

We regularly analyze overall risk position at the enterprise level and decide how much risk to retain (that is, to hold capital) and how much risk to transfer off the balance sheet. This decision considers the cost of transferring risk, the concentration of the risk, and our tolerance for volatility. Residual risk for which we hold capital may lead to earnings volatility. We cannot assure you that our hedging strategy will successfully mitigate any risks we may hedge.

Deviations from assumptions regarding future persistency, mortality, morbidity, and interest rates used in calculating reserve amounts could have a material adverse impact on our results of operations or financial condition.

Our profitability depends significantly upon the extent to which the actual experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. The process of calculating reserve amounts for a life insurance company involves the use of a number of assumptions, including those related to persistency (how long a contract stays with a company), mortality (the likelihood of death or the likelihood of survival), morbidity (likelihood of sickness or disability) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts).

Pricing of our annuity products is also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our annuity products being higher than current account values, in light of poor equity market performance or extended periods of low interest rates, as well as other factors. Persistency could be adversely affected generally by developments affecting client perceptions of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value.

Some of our products and services are complex and are sold through IMOs and their agents, and a failure of the IMOs and their agents to properly explain our products and services or their misrepresentation in connection therewith could have an adverse effect on our business, results of operations and financial condition.

Some of our products are complex and are sold through IMOs and their agents. Therefore, we are reliant on our IMOs and their agents primarily in our distribution channel to describe and explain our products to potential customers. The intentional or unintentional misrepresentation of our products and services in advertising materials or other external communications, or inappropriate activities by the IMOs or their agents, could adversely affect our business reputation and prospects, as well as lead to potential regulatory actions or litigation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease approximately 10,131 square feet of office space at 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506. This lease was executed October 17, 2013 and expires on January 31, 2024.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Historically, our voting common stock was listed on the OTCQB Marketplace under the symbol “MDWT’’ but had experienced very limited trading. On August 27, 2020, we completed a 500 for one reverse stock split and there was minimal trading of our voting common stock after that date. As of December 17, 2020, our voting common stock was listed on the Nasdaq Capital Market under the symbol “MDWT.” The following table shows the high and low bid prices of our voting common stock as reported by the OTCQB through December 17, 2020 and afterward as reported by Nasdaq.

		Bid Price
Period	Year	High	Low
First Quarter	2019	$75.00	$25.00
Second Quarter	2019	30.00	27.00
Third Quarter	2019	30.00	15.50
Fourth Quarter	2019	47.50	15.50

First Quarter	2020	35.00	33.00
Second Quarter	2020	41.25	25.00
Third Quarter	2020	52.50	18.25
Fourth Quarter	2020	63.00	25.00

Dividend Policy

Holders of our voting common stock are entitled to cash dividends when, as and if declared by our board of directors out of funds legally available therefor. We have never paid cash dividends on our voting common stock. Future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that future cash dividends of any kind will be paid to holders of our voting common stock. Our ability to pay cash dividends depends, in part, upon on the ability of American Life to pay cash dividends to us. American Life, as an insurance subsidiary is subject to significant regulatory restrictions limiting its ability to declare and pay cash dividends. These restrictions are related to surplus and net investment income.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information regarding options and restricted stock awards granted to our employees, including officers, under our stock incentive plans for 2020.

	2020 Long-Term Incentive Plan(1)	2019 Long-Term Incentive Plan(1)

Options granted in 2019	-	17,900
Options granted in 2020	168,002	68,025
Restricted stock granted in 2020	—	18,597
Forfeited	—	(3,550)
Vested	—	(200)
Non-vested at December 31, 2020	168,002	100,772

Reflects reverse stock split of 500:1 as of August 27, 2020.

(1)
(2)

ITEM 6. SELECTED FINANCIAL DATA.

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included in this Annual Report on Form 10-K. However, these forward-looking statements involve many risks and uncertainties including those referred to herein. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, such as those set forth herein under “Risk Factors”. We are under no duty to update any of the forward-looking statements after the date of this registration statement to conform these statements to actual results.

Overview

We were formed on October 31, 2003 for the primary purpose of becoming a financial services company. We operate our business primarily through three subsidiaries, American Life, 1505 Capital, and Seneca Re. American Life is licensed to sell, underwrite, and market life insurance and annuity products in 21 states and the District of Columbia and has pending applications in additional states. We also provide insurance company administrative services through a division known as “m.pas” that was formed in 2019.  1505 Capital provides investment advisory and related asset management services.  Seneca Re reinsures various types of the life insurance risks through one or more single purposes entities or “cells.”

In 2018, we began implementation of a new business plan with the purpose of leveraging technology and reinsurance to distribute insurance products through IMOs as described elsewhere in this Form 10-K.

American Life’s sales force continues to grow, with eight third-party IMOs presently offering our products. American Life obtained an A.M. Best Rating of B++ in December 2018 that was affirmed in 2020. A. M. Best also upgraded American Life's long-term issuer credit rating to bbb+ from bbb in December 2020.

Beginning in mid-2019, American Life began ceding portions of its MYGA and FIA annuity business to third-party insurance companies and Seneca Re that we refer to us as “quota shares.” For detailed information see “Note 8 — Reinsurance” to our Consolidated Financial Statements included in this Form 10-K.

Effective March 12, 2020, we formed Seneca Re for the purpose of reinsuring various types of risks through one or more single purpose entitles, or “protected cells.” On March 30, 2020, Seneca Re received its certificate of authority to transact business as a captive insurance company. On May 12, 2020, we contributed $300,000 to Seneca Re for a 100% ownership interest. Seneca Re has one protected cell, cell 2020-01 (“SRC1”) as of December 31, 2020. We contributed a total of $15.0 million through December 31, 2020 to capitalize SRC1, which is consolidated in our financial statements.

Effective on April 24, 2020, we raised capital of $5,227,000 from various third-party investors and issued 231,655 shares of voting common stock at $22.50 per share. Also, on April 24, 2020, we signed a securities purchase agreement with Crestline for additional capital of $10.0 million and issued 444,444 shares of our voting common stock to Crestline at $22.50 per share.

On August 10, 2020, Midwest filed Articles of Amendment of Amended and Restated Articles of Incorporation (“Amendment”) that changed the total number of shares that it is authorized to issue to 22,000,000 shares of common stock, of which 20,000,000 were designated as voting common stock with a par value of $0.001 per share and 2,000,000 shares were designated as non-voting common stock with a par value of $0.001 per share. The Amendment also provides for 2,000,000 shares of authorized preferred stock with a par value of $0.001 per share. The Amendment provided that upon effectiveness, each 500 shares of common stock either issued or outstanding would be converted into one share of voting common stock through a reverse stock split.  The Amendment was effective as of August 27, 2020. Fractional shares were not issued in connection with the reverse stock split but were paid in cash.  The Company paid approximately $175,000 for those fractional shares and is now holding treasury stock represented by that amount.  Outstanding shares as of December 31, 2020 were 3,737,564 and as restated for December 31, 2019 were 2,042,670.  All prior periods disclosed in this 10-Q have been restated to reflect the reverse stock split per share amounts.

On December 21, 2020, Midwest completed a public offering of 1,000,000 shares of its voting common stock offered by the Company at a price to the public of $70.00 per share.  On December 17, 2020, Midwest voting common stock was listed on the Nasdaq Capital Market under the ticker symbol “MDWT.”  The aggregate net proceeds to the Company were approximately $65.1 million, after deducting underwriting discounts and commissions.

Midwest used the net proceeds of the offering to support the growth of its insurance subsidiaries, American Life with a capital contribution of $50.0 million and Seneca Re with a capital contribution of $7.5 million.

COVID-19

We continue to closely monitor developments related to the COVID-19 pandemic to assess any potential adverse impact on our business. Due to the evolving and highly uncertain nature of this pandemic, it currently is not possible to provide a longer-term estimate of potential insurance or reinsurance exposure or the indirect effects the pandemic may have on our results of operations, financial condition or liquidity. Management implemented the Company’s business continuity plan in early March 2020 and operated through July 2020 with the majority of employees working remotely. Operations continued as normal despite a sharp increase in sales during the period. We continue to monitor the Center for Disease Control and Prevention and State of Nebraska guidelines regarding employee safety.

Our management will continue to monitor our investments and cash flows to evaluate the impact as this pandemic evolves.

Unrealized Losses; Embedded Derivatives

American Life has agreements with several third-party reinsurers that have funds withheld (“FW”) and modified coinsurance (“Modco”) coinsurance provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 5 — Derivative Instruments” to our Consolidated Financial Statements. As a result of price increases in 2020, assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $2.9 million as of December 31, 2020. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. We account for these unrealized gains by recording equivalent realized losses on our income statement. Accordingly, the unrealized gains on the assets held by American Life on behalf of the third-party reinsurers were offset by recording an embedded derivative loss of $2.9 million. If prices of investments recover, the unrealized losses of the third-party reinsurers may be reduced; therefore, the associated embedded derivative gain recognized by us for 2020, would be reduced accordingly.

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions, and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. For further discussion of our accounting policies and estimates see “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” to our Consolidated Financial Statements.

Valuation of Investments

The type and amount of investments that can be made by a life insurance company are specifically controlled by applicable state statutes and rules and regulations of the respective state departments of insurance. American Life has adopted investment policies in compliance with the insurance laws of the State of Nebraska. We have a significant amount of investments on our balance sheets that are held as collateral for our reinsurers.

American Life has a long-term investment policy aimed at protecting capital and earning attractive risk adjusted returns while maintaining compliance with Nebraska’s insurance investment laws. Our investments are managed by our senior management team, who have many years of asset management experience, along with the advice of 1505 Capital, which was established in 2018 to provide financial and investment advisory and management services to clients and related investment, trading and financial activities, including American Life.

Our investment portfolio expanded in 2019 to include a broader class of fixed maturities (including collateralized loan obligations, corporate, asset-backed and mortgage-backed securities), mortgage loans, derivatives and other investments including assets we hold as collateral for reinsurance entitles. Fixed maturities, which are classified as available-for-sale, are carried at their fair value in the consolidated balance sheets, with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Mortgage loans are carried at unpaid principle which is also used for their fair value in the consolidated balance sheets. Derivatives are carried at fair market value with the realized gains or losses recorded in realized gains (losses) on the comprehensive income statement. We utilize external independent third-party pricing services to determine the fair values on investment securities available-for-sale. We have processes and controls in place to review prices received from service providers and unusual fluctuations in prices. In the event that a price is not available from a third-party pricing service, we pursue external pricing from brokers. Generally, we pursue and utilize only one broker quote per security. In doing so, we solicit only brokers that have previously demonstrated knowledge and experience of the subject security. Trades are cleared through independent brokers after competitive prices are solicited.

We frequently review our investment portfolio for declines in fair value. Our process for identifying declines in the fair value of investments that are other-than-temporary involves consideration of several factors including (a) the time or period and extent to which the fair value has been less than the amortized cost basis, (b) adverse conditions specifically related to a security, industry or geographic area, (c) the historical and implied volatility of the fair value of a security, (d) payment structure of a security, (e) failure of issuer of a security to make interest payments, (f) changes to the rating of a security, and (g) possible recoveries or additional declines in the fair value after the balance sheet date. The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to a specific security. If we intend to sell a security or it is more likely than not that we would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the income statement as an other-than-temporary impairment. As it relates to debt securities, if we do not expect to recover the amortized basis, do not plan to sell the security and if it is not more likely than not that we would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. We recognize the credit loss portion through earnings in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are derived using assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default.

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

Our indefinite-lived intangible assets consist of American Life’s state licenses. We compared the carrying value to the current costs of obtaining licenses in those states. As of December 31, 2020, the sum of the fair value of those licenses exceeded the carrying value of the indefinite-lived intangible assets.

Reinsurance

We expect to reinsure most of the risks associated with our issued annuities. Our reinsurers may be domestic, foreign or capital markets investors seeking to assume U.S. insurance business. In most reinsurance transactions, American Life will remain exposed to the credit risk of reinsurers, or the risk that one or more reinsurers may become insolvent or otherwise unable or unwilling to pay for policyholder claims. We seek to mitigate the credit risk relating to reinsurers by generally either requiring that the reinsurer post substantial collateral or make other financial commitments as a security for the reinsured risks. Under these reinsurance agreements, there typically is a monthly or quarterly settlement of premiums, claims, surrenders, collateral, and other administration fees.

In a typical reinsurance transaction, we receive a ceding commission and reimbursement of certain expenses at the time liabilities are reinsured, plus ongoing fees for the administration of the business ceded. Our reinsurers are typically not “accredited” or qualified as reinsurers under Nebraska law. In order to receive credit for reinsurance for transactions with these reinsurers and to reduce potential credit risk, we usually hold collateral from the reinsurer on a funds withheld basis or require the reinsurer to maintain a trust that holds assets backing up its obligation to pay claims on the business it assumes. In some cases, the reinsurer may appoint an investment manager to manage these assets pursuant to guidelines approved by us that are consistent with state investment statutes and regulations relating to reinsurance. Our investment advisor subsidiary, 1505 Capital, is appointed to manage these assets and we receive additional ongoing asset management fees via 1505 Capital.

Future Policy Benefits

We establish liabilities for amounts payable under our policies, including annuities. Generally, amounts are payable over an extended period of time. Under GAAP, our annuities are treated as deposit liabilities, where we use account value in lieu of future policy reserves. Our FIA reserves are calculated by an independent consulting actuary and our MYGA reserves equal the account value from our policy administration system. We currently do not offer traditional life insurance products

Income Taxes

Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such tax assets would be realized. We have no uncertain tax positions that we believe are more-likely-than not that the benefit will not be realized.

Recognition of Revenues

Amounts received as payment for annuities are recognized as deposits to policyholder account balances and included in future insurance policy benefits. Annuity premiums are shown as a financing activity in the consolidated statement of cash flows. Revenues from these contracts are comprised of fees earned for administrative and policyholder services, which are recognized over the period of the annuity contracts and included in other revenue. Through our reinsurance contracts, revenues are earned through ceding commissions, which are capitalized, and our independent consulting actuary determines the amounts to be recognized as income over the period of the annuity contracts. Deferred coinsurance ceding commissions are shown as an operating activity in the consolidated statement of cash flows. Revenues from asset management services are recognized as earned.

Derivative Instruments

Derivatives are used to hedge the risks experienced in our ongoing operations, such as equity, interest rate and cash flow risks, or for other risk management purposes, which primarily involve managing liability risks associated with our FIA product and reinsurance agreements. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or other underlying notional amounts. Derivative assets and liabilities are carried at fair value on the consolidated balance sheets.

To qualify for hedge accounting, at the inception of the hedging relationship, we formally document our designation of the hedge as a cash flow or fair value hedge and our risk management objective and strategy for undertaking the hedging transaction identifying  how the hedging instrument is expected to hedge the designated risks related to the hedged item, the method to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method to be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is also assessed periodically throughout the life of the designated hedging relationship.

In the late 2019, we began investing in options to hedge our interest rate risks on our FIA product. Options typically do not qualify for hedge accounting; therefore, we chose not to use hedge accounting for the related options that we currently have. We value our derivatives at fair market value with the offset being recorded on our income statement as a realized gain or (loss).

Additionally, reinsurance agreements written on a funds withheld basis contain embedded derivatives on our FIA product. Gains or (losses) associated with the performance of assets maintained in the relevant deposit and funds withheld accounts are reflected as realized gains or (losses) in the income statement.

Net Loss

Net loss increased in 2020 compared to 2019 primarily due to the following:

Increases to Net Loss:

1.	Our salaries increased approximately $3.6 million due to the increase in personnel during 2020 to support our new business growth.

2.	Other operating expenses increased by $4.2 million due to:

a.	The FIA product has embedded derivatives included in the account value that are market driven. Our third-party reinsurers of our FIA products pay American Life an option allowance to purchase derivatives. As of December 31, 2020, the mark-to-market on those embedded derivatives was in a positive position. Due to the terms of the agreement with the third-party reinsurers, American Life has to mark the option allowance paid by the reinsurers to market to cover their obligations to the policyholders. The mark-up of those options resulted in a $2.3 million expense on American Life’s books and payable to the reinsurers.

b.	The remaining increase in other operating expenses of $1.3 million included legal and stock related fees related to the reverse stock split, the formation of the Vermont captive Seneca Re, and incurred audit and consultant fees.

3.	On November 30, 2018, American Life entered into an Assumption and Indemnity Reinsurance Agreement with Unified Life Insurance Company (“Unified”), a Texas domiciled stock insurance company. The Reinsurance Agreement provided that American Life cede and Unified agreed to reinsure, on an indemnity reinsurance basis, 100% of the liabilities and obligations under substantially all of American Life’s life, annuity and health policies. The increase in the net loss year over year was due to the indemnity coinsurance converting to assumptive for approximately of 11%, or $305,600, compared to 79% or $2.6 million for the years ended December 31, 2020 and 2019, respectively. This is recorded as amortization of deferred gain on reinsurance.

Decreases to Net Loss:

4.	Net investment income increased to $4.0 million due to the growth of our investment portfolio and the increased retention of our business.

5.	Service fee revenue, net of expenses increased by approximately $1.7 million due to Midwest purchasing the remaining 49% interest in June of 2020. This increase is also due to the increased size of the investment portfolio that they are managing for third-parties.

6.	The net realized gains on investments increased to $2.6 million over prior year due to sale of securities for profit and yield pick-ups. Gross gain retained by American Life was $5.1 million which was offset by the unrealized gains on our investment portfolio held for the reinsurer of $2.9 million. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. We account for these unrealized gains by recording equivalent realized losses in the net realized gains on investments. Accordingly, the unrealized gains on the assets held by American Life on behalf of the third-party reinsurers were offset by recording an embedded derivative loss of $2.9 million in net realized gains on investments. If prices of investments recover, the unrealized losses of the third-party reinsurers may be reduced; therefore, the associated embedded derivative gain recognized by us, would be reduced accordingly.

Consolidated Results of Operations - Years Ended December 31, 2020 and 2019

Revenues

The following summarizes the sources of our revenue:

	Year ended December 31,
	2020	2019
Premiums	$24	$(152)
Investment income, net of expenses	4,047,184	120,581
Net realized gains on investments (See Note 4)	2,550,396	353,602
Amortization of deferred gain on reinsurance	1,835,505	2,643,801
Service fee revenue, net of expenses	1,960,092	230,454
Other revenue	188,688	51,502
	$10,581,889	$3,399,788

Premium revenue: The introduction of our MYGA and FIA products discussed above generated a large volume of new business; however, these products are defined as investment contracts and U.S. GAAP requires that premiums be deferred as deposit-type liabilities on our balance sheet. American Life expects to introduce additional versions of these products in 2021 primarily in the annuity business. The table below shows premium issued under statutory accounting principles (“SAP”) on our two annuity products:

	Year ended December 31,
	2020		2019
	MYGA	FIA	MYGA	FIA
	Premium(1)	Premium(1)(2)	Premium(1)	Premium(1)(2)
First quarter	$31,565,506	$16,249,504	$8,292,617	$—
Second quarter	27,400,367	72,270,636	29,946,263	—
Third quarter	27,537,077	104,514,068	41,261,292	—
Fourth quarter	28,158,140	107,866,003	66,247,565	15,616,831
Total issued	$114,661,090	$300,900,211	$145,747,737	$15,616,831

(1)	Under SAP, the MYGA and FIA premiums are treated as premium revenue. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue that is recognized under SAP is accounted for under GAAP as deposit-type liabilities on our balance sheet and is not recognized on our income statement.

(2) We began selling the FIA product in November 2019.

Investment income, net of expenses: The components of net investment income for 2020 and 2019 were as follows:

	Year ended December 31,
	2020	2019
Fixed maturities	$3,661,098	$292,453
Mortgage loans	992,300	—
Other	102,801	38,397
Gross investment income	4,756,199	330,850
Less investment expenses	(709,015)	(210,269)
Investment income, net of expenses	$4,047,184	$120,581

The increase in investment income for 2020 over 2019 was due to the investment income earned on the bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period. Our investment portfolio grew to $518,194,579 as of December 31, 2020 compared to $138,602,143 as of December 31, 2019, as a result proceeds from our MYGA and FIA product sales. American Life ceded $228.1 million of premiums to reinsurers and transferred approximately $7.7 million of investment income related to the ceded premiums as required by the terms of its reinsurance agreements.

Net realized gains on investments: The net realized gains on investments for the year ended December 31, 2020 was $2,550,396 and included a loss of $2,910,608 from an embedded derivative and $3,466,272 of net realized gains related to derivatives utilized to hedge the obligations to FIA policyholders; the net realized gains related to derivatives utilized to hedge the obligations to FIA policyholders is offset by expenses, including interest credited expenses and other operating expenses The increase in net realized gains on investments was primarily due to favorable trading activity.

The embedded derivative is a total return swap related to coinsurance agreements with our reinsurers. American Life has treaties with several reinsurers that have funds withheld coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5 — Derivative Instruments to our Consolidated Financial Statements.  The total return swap is included in net realized gains on investments. As a result of price increases in 2020, assets carried as investments on American Life’s financial statements for the third party reinsurers contained unrealized gains of approximately $2.9 million as of December 31, 2020. The terms of the contracts with the third party reinsurers provide that unrealized gains or losses on the portfolios accrue to the third party reinsurers. We account for these unrealized gains by recording equivalent realized losses on our income statement. Accordingly, the unrealized gains on the assets held by American Life on behalf of the third party reinsurers were offset by recording an embedded derivative loss of $2.9 million.

Amortization of deferred gain on reinsurance: The decrease was due to the indemnity coinsurance converted by a third-party reinsurer to assumptive reinsurance of approximately $305,600 and approximately $2.6 million for the years ended December 31, 2020 and 2019, respectively. Under assumptive reinsurance we no longer have a legal obligation for policies subject to such agreement that became assumptive with the reinsurer. This decrease was offset by the amortization of the ceding commission deferred from the reinsurance agreements with other reinsurers which were not in effect in 2019.

Service fee revenue, net of expenses: For financial statement purposes, 1505 Capital, our investment adviser subsidiary became consolidated into Midwest as of April 2, 2019. The increase in 2020 was due primarily to the increase in services provided to our third-party reinsurers and purchasing the remaining 49% interest in 1505 Capital in June of 2020.

Other revenue: The increase in third-party administration (“TPA”) fees earned was due to us providing other administrative services to clients.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Year ended December 31,
	2020	2019
Interest credited	$4,224,828	$6,584
Benefits	(4,953)	34,436
Increase in benefit reserves	—	34,500
Amortization of deferred acquisition costs	670,233	—
Salaries and benefits	6,347,751	2,701,314
Other operating expenses	10,199,629	5,997,955
	$21,437,488	$8,774,789

Interest credited: The increase was due to the increase in the retention on the sales of the new MYGA and FIA products during the year of 2020 compared to the 5% retention on the FIA product only in 2019 that was classified as deposit-type funds. The increase is also due to the consolidation of the SRC1 entity which includes the interest credited for the deposit-type contracts held on its books.

Death and other benefits: Death benefits decreased due to the reduction of the amount of our estimate during 2020 related to the escheatment of aged death claims.

Increase in benefit reserves: The change in benefit reserves was due to the annuity products that were classified on the balance sheet under deposit-type contracts.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs (”DAC”) deferred on the sale of American Life’s MYGA and FIA products retained that were not ceded to third-party reinsurers.

Salaries and benefits: The increase was due to the addition of personnel to service our new business growth. We are hiring more in-house expertise to service our growth initiatives.

Other operating expenses: Other operating expenses were approximately $4.2 million higher than prior year. The primary items of this increase are:

Increases:

●	Our FIA product has embedded derivatives included in the account value. Those derivatives are market driven. The reinsurers that reinsure the FIA products pay an option allowance to American Life to purchase derivatives. As of December 31, 2020, the mark-to-market on those allowances were in a positive position so American Life incurred a $2.3 million expense and payable to the reinsurers for that mark-up.
●	Due to the valuation completed on the preferred stock on Midwest’s investment in Ironbound Reinsurance Company Limited, an unaffiliated reinsurance company organized under the laws of Barbados (“Ironbound”), it was determined that a impairment should be recorded for the full value of the preferred stock with by setting up an expense impairment of $500,000.
●	Other expenses increased related to stock and legal fee increases of approximately $520,000 due to our reverse stock split and the formation of the Seneca Re captive in Vermont; audit and actuarial of $481,000 due to the increased audit costs associate with our growing business; consultants to assist with the growth of the business of $434,000; and investment fees of $384,000 related to our derivative administration.

Decreases:

●	Midwest had non-recurring expenses related to the Xenith note that was converted to common stock in 2019 of $1.0 million.

●	Travel decreased by approximately $125,000 primarily due to impact of COVID-19.

Investments

Most investments on our balance sheets are held on behalf of our reinsurers as collateral under our reinsurance agreements. As a result, our investment allocations are largely a function of our collective reinsurer investment allocations. While the reinsurers own the investment risk on these assets, we typically restrict their investment allocations via control over the selection of the asset manager as well as asset restrictions set forth in investment guidelines. Additionally, in many of our reinsurance agreements, our affiliate investment manager, 1505 Capital, is selected as the asset manager.

The investment guidelines typically include U.S. government bonds, corporate bonds, commercial mortgages, asset backed securities, municipal bonds, and collateral loans. The duration of our investments is 5 to 10 years in line with that of our liabilities. We do allow non-U.S. dollar denominated investments where the foreign exchange risk is hedged back to U.S. dollars.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2020 and 2019. Increases in fixed maturity securities primarily resulted from the sale of our new MYGA and FIA products during 2020. Most of the investments as of December 31, 2020 are held as collateral for our reinsurers.

	December 31, 2020		December 31, 2019
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$6,164,983	0.9%	$2,081,224	1.1%
Mortgage-backed securities	14,757,414	2.2	798,608	0.4
Asset-backed securities	221,773,609	33.1	95,247,824	52.2
States and political subdivisions - general obligation	117,330	-	249,282	0.1
States and political subdivisions - special revenue	6,202,204	0.9	25,291	—
Trust preferred	2,284,816	0.3	—	—
Corporate	125,863,002	18.9	18,839,632	10.4
Total fixed maturity securities	377,163,358	56.3	117,241,861	64.2
Mortgage loans on real estate, held for investment	94,989,970	14.2	13,810,041	7.6
Derivatives	11,361,034	1.7	575,294	0.3
Other invested assets	21,897,130	3.3	2,468,947	1.4
Preferred stock	3,897,980	0.6	500,000	0.3
Investment escrow	3,174,047	0.5	3,899,986	2.1
Notes receivable	5,665,487	0.8	—	—
Cash and cash equivalents	151,679,274	22.6	43,716,205	24.0
Policy Loans	45,573	—	106,014	0.1
	$669,873,853	100.0%	$182,318,348	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$3,070,750	0.8%	$2,885,004	2.5%
AA	5,818,163	1.5	6,658,274	5.7
A	49,445,266	13.1	23,812,502	20.3
BBB	247,635,730	65.7	79,996,081	68.2
Total investment grade	305,969,909	81.1	113,351,861	96.7
BB and other	71,193,449	18.9	3,890,000	3.3
Total	$377,163,358	100.0%	$117,241,861	100.0%

Reflecting the quality of securities maintained by us, 81.1% and 96.7% of all fixed maturity securities were investment grade as of December 31, 2020 and 2019, respectively.

We expect that our MYGA and FIA products sales will cause an increase in investable assets in future periods.

Market Risks of Financial Instruments

The primary market risks affecting the investment portfolio are interest rate risk, credit risk and liquidity risk. With respect to investments that we hold on our balance sheet as collateral, our reinsurers bear the market risks related to these investments, while we bear the market risks on any net retained investments.

Interest Rate Risk

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest and dividend income represent the greatest portion of an investment’s return for most fixed maturity securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs. Our liabilities also have interest rate risk though GAAP does not require our liabilities to be marked to market. We mitigate interest rate risk by monitoring and matching the duration of assets compared to the duration of liabilities.

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

Liquidity Risk

We are exposed to liquidity risk when liabilities come due. In order to pay a policyholder, we may need to liquidate assets. If our assets are illiquid assets, we might be unable to convert an asset into cash without giving up capital and income due to a lack of buyers or an inefficient market. We seek to mitigate this risk by keeping a portion of our investment portfolio in liquid investments.

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with SAP prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net income (loss) of American Life under SAP, see Note 16 to our

Consolidated Financial Statements. American Life maintains sufficient capital and surplus to comply with regulatory requirements as of December 31, 2020.

State insurance laws and regulations govern the operations of all insurers and reinsurers such as our insurance and reinsurance company subsidiaries. These various laws and regulations require that insurance companies maintain minimum amounts of statutory surplus as regards policyholders and risk-based capital and determine the dividends that insurers can pay without prior approval from regulators. The statutory net income of American Life is one of the primary sources of additions to our statutory surplus as regards policyholders, in addition to capital contributions from us.

We have reported our insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from SAP. The following items are principal differences between SAP and GAAP:

•	requires that we exclude certain assets, called non-admitted assets, from the balance sheet.
•	requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.
•	dictates how much of a deferred income tax asset that we can admit on a statutory balance sheet.
•	requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record all investments at fair value.
•	allows bonds to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the NAIC, while they are recorded at fair value for GAAP.
•	allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.
•	requires that unearned premiums and loss reserves are presented net of related reinsurance rather than on a gross basis under GAAP.
•	requires that we record reserves liabilities and expense, while we record all transactions related to the annuity products under GAAP as a deposit-type contract liability.
•	requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over 90 days and for unsecured amounts recoverable from unauthorized reinsurers. Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.
•	requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP. Our insurance subsidiaries must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP.

	Year ended December 31,
	2020	2019
Consolidated GAAP net loss	$(12,440,368)	$(5,733,658)
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	(342,015)	(1,209,873)
GAAP net loss of statutory insurance entities	$(12,098,353)	$(4,523,785)

GAAP net income (loss) by statutory insurance entity:
American Life	$(15,970,405)	$(4,523,785)
Seneca Re Protected Cell	3,872,052	—
	$(12,098,353)	$(4,523,785)

Reconciliation of GAAP and SAP
GAAP net gain (loss) of American Life	(15,970,405)	(4,523,785)
Increase (decrease) due to:
Deferred acquisition costs	(30,787,296)	(6,000,656)
Coinsurance transactions	91,331,486	13,862,116
Carrying value of reserves	(42,389,480)	(1,798,627)
FX and derivatives	(3,944,250)	—
Gain on sale of investments, net of asset valuation reserve	5,450,671	(133,633)
Other	202,315	(87,530)
SAP net income of American Life	$3,893,041	$1,317,885

GAAP net income of Seneca Re Protected Cell	3,872,052	—
Increase (decrease) due to:
Deferred acquisition costs	(17,807,739)	—
Coinsurance transactions	147,501,837	—
Carrying value of reserves	(138,998,742)	—
Gain on sale of investments, net of asset valuation reserve	(4,000,717)
Other
SAP net loss of Seneca Re Protected Cell	(9,433,309)	—

SAP net income (loss) of statutory insurance entities	$(5,540,268)	$1,317,885

Non-GAAP Financial Measures

We discuss below certain non-GAAP financial measures that our management uses, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things:

• monitor and evaluate the performance of our business operations and financial performance;

• facilitate internal comparisons of the historical operating performance of our business operations;

• review and assess the operating performance of our management team;

• analyze and evaluate financial and strategic planning decisions regarding future operations; and

• plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

Non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. These non-GAAP financial measures should be considered along with, but not as alternatives to, our operating performance measures as prescribed by GAAP.

Annuity Premiums

Annuity premiums, also referred to as sales or direct written premiums, do not correspond to revenues under GAAP, but are relevant metrics to understand our business performance. Under statutory accounting practices or SAP, our annuity premiums received are treated as premium revenue. Our premium metrics include all sums paid into an individual annuity in a given period. We typically transfer all or a substantial portion of the premium and policy obligations to reinsurers. Ceded premium represents the premium we transfer to reinsurers in a given period. Retained premium represents the portion of premium received a given period that was not ceded to reinsurers and will either be reinsured in a subsequent period or retained by us. We typically retain premiums prior to transferring them to reinsurers to facilitate block and other reinsurance transactions involving portfolios of annuity premiums.

The following table sets forth premiums received under SAP. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue is accounted under GAAP as deposit-type liabilities on our balance sheet and is not recognized in our income statement.

	Year ended December 31,
	2020	2019
Annuity Premiums (SAP)
Annuity direct written premiums	$415,561,301	$161,364,568
Ceded premiums	(228,125,337)	(160,493,727)
Net premiums retained	$187,435,964	$870,841

Adjusted Revenue

Our adjusted revenue represents the revenue we receive and retain taking into account the reinsurance transactions we complete. We define adjusted revenue as revenue including the impact of reinsurance transactions completed during the relevant period and excluding the total return on the asset portfolios that are owned by reinsurers but held by us, which in the table below is the net realized (gains) losses on investments. We hold these assets primarily to reduce potential credit risk of the reinsurers. Under our agreements with reinsurers, the assets backing the reinsurance agreements are typically maintained by us as collateral but the assets and the total return on the asset portfolios are received by the reinsurers. We receive ceding commissions from reinsurers based on ceded premium in a given period, the products reinsured and the terms of the reinsurance agreements. The revenue we receive from ceding commissions is recognized and earned immediately under SAP upon the completion of a reinsurance transaction in which we have ceded premiums to reinsurers. There is no collectability risk as the commissions are paid to us in full in cash when the policies are written and there are no further expenses associated with the collected premiums. The adjustment for deferred coinsurance ceding commission is a line item entry derived directly from our GAAP consolidated statements of cash flows in our Consolidated Financial Statements. Our management uses adjusted revenue as an internal measure of our underlying business performance and it provides useful insights into our results of operations.

Under GAAP, ceding commissions are deferred on our balance sheet as a deferred gain on coinsurance transactions and are subsequently amortized through amortization of deferred gain on reinsurance on the income statement over the period of the policy contracts.

The following table sets forth a reconciliation of total revenue to adjusted revenue for the years ended December 31, 2020 and 2019, respectively:

	Year ended December 31,
	2020	2019
Total revenue - GAAP	$10,581,889	$3,399,788
Adjustments:
Net realized gains on investments	2,910,608	—
Deferred coinsurance ceding commission	10,620,562	3,678,196
Adjusted revenue	$24,113,059	$7,077,984

Adjusted Net Income (Loss)

Adjusted net income (loss) is management’s evaluation of the impact of revenue we receive and retain taking into account the reinsurance transactions we complete. Under these provisions with third party reinsurers, the assets backing the treaties are maintained by American Life as collateral and are carried on the balance sheet for American Life, but the assets are owned by the third party reinsurer; thus, the total return on the asset portfolio belongs to the third party reinsurers. Under GAAP this is considered an embedded derivative but is not designated as a hedge. We make an income statement adjustment for net realized losses on investments related to the embedded derivative. The net realized losses on investments related to the embedded derivative is included in GAAP net loss but is reversed dollar for dollar in the calculation of GAAP other comprehensive income through a reclassification adjustment for net realized gains on investments. We define adjusted net income (loss) as net income (loss) including the impact of reinsurance transactions completed during the period and excluding the total return on the asset portfolios that are owned by reinsurers and held by us. These items have no direct expense and the tax effect of these adjustments is already included in our tax basis, which is similar to our Adjusted Net Income. Our management uses adjusted net income (loss) as an internal measure of our underlying business performance and because it provides useful insights into our results of operations.

The following table sets forth a reconciliation of net loss to adjusted net income (loss) for the years ended December 31, 2020 and 2019, respectively:

	Year ended December 31,
	2020	2019
Net loss attributable to Midwest Holding Inc. - GAAP	$(12,440,368)	$(5,733,658)
Adjustments:
Net realized gains on investments	2,910,608	—
Deferred coinsurance ceding commission	10,620,562	3,678,196
Total adjustments	13,531,170	3,678,196
Income tax (expense) benefit adjustment(1)	—	—
Adjusted net income (loss)	$1,090,802	$(2,055,462)

(1) All adjustments above do not have any tax impact.

Liquidity and Capital Resources

At December 31, 2020, we had cash and cash equivalents totaling $151,679,274. Approximately $15,227,000 of the increase in cash was due to the completion of private sales of our voting common stock in April 2020 and approximately $65,000,000 was due  to the completion of a public offering completed on December 21, 2020. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital transaction expenditures for the foreseeable future.

The NAIC has established minimum capital requirements in the form of RBC that factors the type of business written by an insurance company, the quality of its assets and various other aspects of its business to develop a minimum level of capital known as “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under SAP, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. As of December 31, 2020, and 2019, the RBC ratio of American Life was 1,092,205% and 840%, respectively.

American Life had a legacy block of business that was ceded off to a third-party reinsurer on July 1, 2018 through an indemnity reinsurance agreement that transferred 90% to assumptive reinsurer, resulting in American Life transferring all the risk and financial obligations of those policyholders to the third-party reinsurer.

Comparative Cash Flows

Cash flow is an important component of our business model because we receive annuity premiums and invest them upon receipt for our reinsurers and us and for the benefit of our policyholders.

The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated. See the Consolidated Statements of Cash Flow in our Consolidated Financial Statements for more detailed information.

	Year ended December 31,
	2020	2019

Net cash used by operating activities	$(16,243,887)	$(2,457,176)
Net cash used in investing activities	(367,481,662)	(117,890,852)
Net cash provided by financing activities	491,688,618	161,231,666
Net increase in cash and cash equivalents	107,963,069	40,883,638
Cash and cash equivalents:
Beginning of period	43,716,205	2,832,567
End of period	$151,679,274	$43,716,205

Cash Used in Operating Activities

Net cash used for operating activities was $16,243,887 for the year ended December 31, 2020, which was comprised primarily of an increase in deferred coinsurance ceding commission due to a third-party reinsurance transaction of $10,620,562, an increase in policy liabilities of $10,042,046 primarily due to the increase in deposit type contracts ceded to reinsurers, an increase in our other assets and liabilities due to a payable for securities of $1,525,320.  These were offset by capitalized deferred acquisition costs of $13,974,666, accrued investment income of $5,295,636, and the amounts recoverable from reinsurers of $4,477,126.

Cash Used in by Investing Activities

Net cash used for investing activities for 2020 was $367,481,662. The primary source of cash used was from our purchase of investments from sales of the MYGA and FIA products of $530,786,864. Offsetting this use of cash was our sale of investments of $163,314,094.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities in 2020 was $491,688,618. The primary source of cash was net receipts on the MYGA and FIA products of $413,052,257 and capital raises, net of related expenses, of $79,311,805.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Management, (with the participation of our co-principal executive officers and principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2020. Based on this evaluation, our co-principal executive officers and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth, as of December 31, 2020, certain information regarding our directors and executive officers.

Name	Age	Position	Director/Officer Since
Michael Minnich	49	Co-Chief Executive Officer, Director	2019

A. Michael Salem	39	Co-Chief Executive Officer, Director	2019

Mark A. Oliver	62	President	2010

Shyamal Somaroo	50	Chief Technology Officer	2020

Deb Havranek	64	Chief Financial Officer and Treasurer	2015

Eric J. Del Monaco	43	Chief Risk Officer	2020

Richard Vecchiolla	55	Chief Executive Officer, 1505 Capital	2020

John T. Hompe	59	Director	2015

Firman Leung	62	Director	2016

Jack Theeler	74	Director	2012

Sachin Goel	38	Director	2019

Douglas K. Bratton	61	Director	2020

Michael Minnich.  Mr. Minnich has over 25 years of experience in insurance, a private investment company, technology, risk-management, and investing. He was named Executive Chairman of Midwest on April 30, 2019 and Co-Chief Executive Officer on November 16, 2020. Mr. Minnich was named President and a member of the Board of American Life in June 2018. Mr. Minnich is a Founder and has been Co-Chief Executive of Vespoint Capital LLC, along with Mr. Salem, since 2018. Since July 2010, he has been managing member of Rendezvous Capital LLC, a New York firm advising insurers on capital and investments. From February 2013 to May 2017, he was Chief Investment Officer of A-Cap, an insurance holding and investment company. Mr. Minnich graduated with a Bachelor of Science degree in Electrical Engineering in 1994 and an MBA in 1995 from the Massachusetts Institute of Technology.

A. Michael Salem. Mr. Salem has over 16 years of experience in insurance distribution, insurance investing, and technology. He was appointed Chief Executive Officer and a Director of Midwest on April 30, 2019 and Co-Chief Executive Officer on November 16, 2020. He has served as Chairman of American Life since June 2018. Mr. Salem is a Founder and has been Co-Chief Executive Officer of Vespoint Capital LLC since 2018. In addition, he has served as managing member of AMS Advisors LLC since January 2011. From July 2013 to August 2017, he was Co-Founder, Managing Principal and Co-Head of Advisory Capital at Vanbridge LLC, an investment management firm. Mr. Salem graduated with a Bachelor of Science degree in Computer Science from Brown University in 2003 and obtained a Master’s degree in Electrical Engineering from Stanford University in 2005.

Mark A. Oliver.  Mr. Oliver serves as President of Midwest, a position he has held since 2010. Mr. Oliver is also currently the Vice President and Secretary and a member of the Board of Directors of American Life. He served as CEO since that company received its Certificate of Authority from the NDOI on September l, 2009 through June 2018. He was elected Chairman of American Life in March 2017 and served in that capacity until June 2018. He served as a member of the board of the Company from 2010 until April 2020. He served as Chairman and CEO of the Company from 2015 until June 2018. From 1984 until June 2007, Mr. Oliver was employed by Citizens, Inc., a publicly traded company listed on the New York Stock Exchange and life insurance holding company with principal offices in Austin, Texas, serving as its President and in various other executive capacities from 1997 through 2007. Mr. Oliver graduated with a B.B.A. majoring in Accounting from Baylor University in 1981.

Shyamal Somaroo. Mr. Somaroo is our Chief Technology Officer and has over 20 years of experience across technology and quantitative finance. Prior to joining Midwest, he was the head of valuations at Barclays Africa where he oversaw valuations for all derivative positions across all African trading desks. Prior to Barclays, Mr. Somaroo was a Director at Merrill Lynch in New York overseeing valuations for the global credit derivative portfolio. Prior to that, he was a consultant at McKinsey & Co and a technology scout at Pfizer’s Discovery Technology Center in Cambridge, MA. Mr. Somaroo received his Ph.D. from Cambridge University (UK) and has held post-doctoral positions at Harvard and M.I.T.

Debra K. Havranek.  Ms. Havranek is our Vice President, Chief Financial Officer and Treasurer and has worked for us since 2014. She has more than 25 years of experience in Corporate Reporting in the life insurance, banking, and consumer packed goods industries. Previously, she served from April 2006 to June 2014 as Manager of Finance at Conagra Brands, a large publicly traded corporation. Ms. Havranek holds a B.S.B.A. in Accounting from the University of Nebraska Omaha and is a Certified Public Accountant.

Eric J. Del Monaco.  Mr. Del Monaco is our Chief Risk Officer and has over 21 years of broad financial services experience. Prior to joining Midwest, Mr. Del Monaco was Head of Global Markets for Natixis Management Services-North America, a global asset management company from January 2019 to October 2020. He has also held senior positions at Nomura where he served on Nomura Americas Global Markets executive committee from 2009 to 2015. Prior to his employment with Nomura, he ran Credit Structuring at Lehman Brothers and Barclays Capital in New York, where his specialties included credit derivatives, counterparty risk and complex repackagings. Mr. Del Monaco also spent five years as part of Citigroup’s European Structured Credit business in London from 2001 to 2006 where he focused on clients in Southern Europe, Turkey and the Middle East. He started his career at Chase Manhattan Bank. Mr. Del Monaco holds a Bachelor of Science in Quantitative Economics from Tufts University.

Richard Vecchiolla. Mr. Vecchiolla is the CEO and co-founder of 1505 Capital.   He has been dedicated to the development of innovative solutions at financial companies for more than twenty-five years.   Richard was formerly a principal on an insurance holding company & asset management platform with more than $2 billion in insurance product AUM.  During his tenure, Richard headed up multiple acquisitions, reinsurance treaties and formed Haymarket Insurance Company.  Richard’s prior experience also included: (i) Managing Director at Swiss Re (ii) VP at Morgan Stanley and (iii) legal counsel at Greenwich NatWest and Rogers & Wells.  Richard has a JD from Georgetown University, an MBA from Pepperdine University and an MS from Temple University.

John T. Hompe.  Mr. Hompe was the Managing Partner and co-founder of J.P. Charter Oak Advisors LLC, a private investment firm focused on the financial services industry from 2012 to 2019. Mr. Hompe has worked in the financial services sector for more than 35 years. He has held numerous board positions with insurance companies during his career. From 2003 through 2012, Mr. Hompe worked in investment banking and asset management (KBW Asset Management from 2011 through 2012 as a Managing Director and Keefe Bruyette & Woods, Inc. from 2003 to 2011 as Co-Head of Insurance and Asset Management Investment Banking). Mr. Hompe served as an observer on the Board of Directors of International Planning Group, Ltd., an international life insurance broker, and Preparis Inc., a provider of business continuity services. From 2010 to 2012, he was an independent director of Island Capital, a Bermuda investment company. He also was a director and a member of the executive committee of Island Capital’s predecessor company, EIC Corporation Ltd., a Bermuda-domiciled insurance holding company, and Exporters Insurance Company, a New York-based trade credit insurer from 2005 to 2010. He was an outside director of North American Insurance Leaders, Inc. (Nasdaq: NAIL), a special purpose acquisition corporation focused on the insurance distribution sector in 2007. He also served as a director of FIHC, a Barbados-domiciled insurance holding company, and Facility Insurance Company, a Texas workers compensation company from 2001 to 2003. Mr. Hompe was a Board Member of American Life from 2015 through June 2018. Mr. Hompe received a Bachelor of Arts degree in Politics (cum laude) from Princeton in 1983, with distinction in American Studies.

Firman Leung.  Mr. Leung has over 30 years of experience in the financial services industry as an Investment and Capital Markets Banker in New York, London and Hong Kong. From 2016 through November 2020, he served as the Managing Principal of Columbus Circle Capital, LLC in New York, and the Executive Managing Director of Investment Banking and Capital Markets at American Capital Partners, LLC, also in New York. From 2012 to 2015, he served as Managing Director, Investment Banking and Capital Markets at RCS Capital Corporation, New York. From 2002 to 2012, he was Managing Director, Capital Raising, at Sandler O’ Neill & Partners, L.P., New York. Mr. Leung received his BS in Economics from The Wharton School at University of Pennsylvania and his MBA degree from The Amos Tuck School at Dartmouth College.

Jack Theeler.  Mr. Theeler is a partner in the Morgan Theeler law firm of Mitchell, South Dakota where he has been employed since 1971. He has a bachelor’s degree in accounting (1968) and a law degree (1971) from the University of South Dakota. In law school he was Editor in Chief of the South Dakota Law Review. He was the first Chairman of the South Dakota Lottery Commission, serving from 1986 to 1992. He is a member of American Bar Association, the State Bar of South Dakota, the Association of Defense Trial Attorneys, the South Dakota Defense Lawyers Association and an associate in the American Board of Trial Advocates. He was a founding board member of Great Plains Financial Corp. and Great Plains Life Assurance, he is also a board member of American Life.

Sachin Goel. Mr. Goel is a Certified Financial Analyst and serves as a Managing Director on the investment team and leads the capital markets activity for Brightwood Capital Advisors, LLC in New York. He joined Brightwood in 2013. Prior to joining Brightwood, Mr. Goel was a Managing Director in Macquarie Capital USA’s credit trading division from 2009-2013, where he was responsible for a portfolio of distressed and high-yield corporate credits. Mr. Goel received a Bachelor of Arts in Economics from the University of Chicago in 2003 and earned his Certified Financial Analyst Charter in 2006.

Douglas K. Bratton.  Mr. Bratton is the Founder, President, Chief Investment Officer and majority owner of Crestline Investors, Inc., the general partner of Crestline Management, L.P., an institutional alternative investment management firm. Mr. Bratton is also sole director of Bratton Capital, Inc., which is the general partner of Bratton Capital Management L.P. Mr. Bratton has been an investment professional specializing in alternative asset strategies since 1983 and has managed assets on behalf of the Bass family of Fort Worth, Texas, since 1988. Mr. Bratton has served on the Board of Directors of Bounty Minerals Corporation, a private company, since 2014, and the Board of Visitors of Duke University’s Fuqua School of Business since 2013. Mr. Bratton has served on the Board of Directors of Aquestive Therapeutics, Inc. (Nasdaq: AQST) since January 2004. Mr. Bratton received a B.S. from North Carolina State University in 1981 and an M.B.A. with Honors from Duke University in 1984

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers.

Board Composition

Our board currently consists of seven members. In accordance with our certificate of incorporation, our board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting of stockholders following election. Our directors will be divided among the three classes as follows:

●	the Class I directors are Firman Leung and Jack Theeler, and their terms will expire at the annual meeting of stockholders to be held in 2021;

●	the Class II directors are John Hompe and Sachin Goel, and their terms will expire at the annual meeting of stockholders to be held in 2022;

●	the Class III directors are Michael Minnich, A. Michael Salem and Douglas K. Bratton, and their terms will expire at the annual meeting of stockholders to be held in 2023;

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

Under the rules of the Nasdaq Capital Market, independent directors must comprise a majority of our board as a public company within one year of listing.

Our board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board has determined that Sachin Goel, John Hompe, Firman Leung and Jack Theeler do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements of the Nasdaq Listing Rules. In making this determination, our board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. These four independent directors constitute a majority of the board.

Our board has determined that Michael Minnich and A. Michael Salem are not independent due to their executive officer and employee positions with our company, and their personal and shared beneficial stock ownership makes them our largest stockholders. In addition, our board has determined that Douglas K. Bratton is not independent by virtue of his affiliation with one of our largest stockholders.

Board Meetings and Committees

The Board meets at such times as are necessary and generally on the dates of regularly scheduled Board meetings and at such other times as may be necessary.

There are three standing committees appointed by the Board: the Audit Committee, a Compensation Committee and a Nominating/ Corporate Governance Committee. Each committee has the power to employ the services of outside consultants and to have discussions and interviews with personnel of the Company and others. The principal functions of the committees are summarized as follows:

Audit Committee

The primary purposes of our Audit Committee are to:

●	review and provide oversight regarding the integrity of our financial statements;

●	assess the qualifications and independence of our independent auditors and our internal financial and accounting controls;

●	appoint, and oversee compensation, retention (including termination) and oversight of our independent auditors, with our independent auditors reporting directly to the Audit Committee; and

●	prepare the audit committee report required to be included in our annual proxy statement.

Our Audit Committee consists of John Hompe, Firman Leung and Jack Theeler. Our board has determined that all members are independent under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is John Hompe. Our board has determined that John Hompe is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K. Our board has also determined that each member of our audit committee can read and understand fundamental financial statements, in accordance with applicable requirements. In arriving at these determinations, the board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance and investment sector. The Audit Committee is governed by a charter that complies with the rules of Nasdaq.

Compensation Committee

The Compensation Committee of our board approves the compensation objectives for the Company, the compensation of our co-chief executive officers and approves, or recommends to our board for approval, the compensation for other executives. The Compensation Committee reviews all compensation components, including base salary, bonus, benefits and other perquisites.

Our Compensation Committee consists of John Hompe, Firman Leung and Sachin Goel. Our board has determined that all of its members are independent under the Nasdaq Listing Rules and are “nonemployee directors” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our Compensation Committee is Sachin Goel. The Compensation Committee is governed by a charter that complies with the rules of Nasdaq.

Nominating and Corporate Governance Committee

The board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

On January 28, 2021, our Board of Directors formed a Nominating and Corporate Governance Committee. The primary purposes of our Nominating and Corporate Governance Committee are to assist the Board in:

•        identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;

•        developing and recommending to the Board and overseeing implementation of our corporate governance guidelines;

•        coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of Midwest; and

•        reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Our Nominating and Corporate Governance Committee consists of Jack T. Theeler and John T. Hompe. Our board has determined that both of its members are independent under Nasdaq Listing Rules and are “nonemployee directors” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our Nominating and Corporate Governance Committee is John Hompe.

The Nominating and Corporate Governance Committee is governed by a charter that complies with the rules of Nasdaq.  As this committee was recently formed, it did not hold any meetings in 2020.

Board’s Role in Risk Oversight

Our board has an active role in overseeing the management of our risks. Our board is responsible for general oversight of risks and regular review of information regarding our risks, including liquidity risks and operational risks. This oversight responsibility of the board is enabled by management reporting processes that are designed to provide visibility to the board about the identification, assessment and management of critical risks. This reporting is designed to focus on areas that include strategic, operational, financial and reporting, compensation, compliance and other risks. For example, the board regularly receives reports regarding the investments and securities held by our insurance subsidiaries, as well as other reports regarding their insurance business.

Our board of directors is also responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The audit committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting. Although the audit committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board is regularly informed through discussions from audit committee members about such risks. Our board believes its administration of its risk oversight function has not negatively affected our board’s leadership structure.

Stockholder Nominations for the Board of Directors

Midwest has not made any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers, including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions in accordance with applicable federal securities laws. The full text of our code of business conduct and ethics is posted on our website at https://www.midwestholding.com/wp-content/uploads/2019/07/MWH-Audit-Committee-Charter-2019_05_23.pdf. Our board is responsible for overseeing our Code of Ethics and any waivers applicable to any director, executive officer or employee.

We have also adopted a Code of Conduct and Conflicts of Interest Policy that includes provisions covering related persons transactions. In general, any transaction, or proposed transaction, to which the Company and any director, executive officer, more than 5% stockholder or immediate family member of such persons must be reviewed and approved or ratified by our audit committee of the board.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act of 1934, as amended, requires our Directors, officers and persons who beneficially own more than 10% of our Common Stock to file certain reports of beneficial ownership with the Securities and Exchange Commission.  These reports show the Directors’, officers’ and greater than 10% stockholders' ownership and the changes in ownership of our common stock and other equity securities.  The SEC regulations also require that a copy of all such Section 16(a) forms filed must be furnished to us by the person or entity filing the report.  To the Company’s knowledge, during the fiscal year ended December 31, 2020, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for the following:

●	Richard Vecchiolla, Chief Executive Officer of one our subsidiaries, filed on June 24, 2020, (two days late) a Form 3 (initial report of ownership) which was due on June 22, 2020.

●	Steven Oss, our former Chief Accounting Officer, filed a late Form 4 on August 7, 2020, which reported the grant of an exempt stock option on July 31, 2020.

●	John T. Hompe, Board member, filed a late Form 4 on March 9, 2021, which reported the purchase of voting common stock on December 17, 2020.

Interlocks

The Compensation Committee members are not officers or employees of our company, and there is not, nor was there during fiscal 2020, any compensation committee interlock (in other words, no executive of Midwest serves as a Director or on the compensation committee of a company that has one or more executives serving on our Board of Directors or our Compensation Committee).

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued in the years indicated by Midwest to its co-Principal Executive Officers ("PEO"), Michael Minnich and A. Michael Salem and two other highest paid executive officers of Midwest. Our Compensation Committee reviews executive officer compensation on an annual basis.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Option Awards		All Other Compensation		Total
Michael Minnich, Co-Chief Executive Officer, Director(1)	2020	$256,250	$250,000	(7)	$111,285	(6)	$16,505	(8)	$634,040
	2019	250,000	-		-		3,074	(3)	253,074

A. Michael Salem, Co-Chief Executive Officer, Director(1)	2020	$256,250	$250,000	(7)	$111,285	(6)	$7,987	(3)	$625,522
	2019	250,000	-		-		-		250,000

Mark A. Oliver, President (2)	2020	$250,000	$100,000	(7)	$10,551	(4)	$24,800	(5)	$385,351
	2019	250,000	50,000		7,300	(4)	25,400	(5)	332,700

Richard Vecchiolla, Chief Executive Officer, 1505 Capital(9)	2020	$568,343	$-		$-		$8,550	(3)	$576,893

(1)	Appointed to office April 30, 2019.

(2)	Mr. Oliver served as our Chairman from December 15, 2015 until June 29, 2018 when Mr. Minnich was elected Executive Chairman.

(3)	Represents Company contributions to executive officer’s 401(k).

(4)	Mr. Oliver was awarded options representing 2,700 and 6,000 shares of our voting common stock in 2020 and 2019, respectively. The 2019 options vest one-third in 2024 and two-thirds in 2023 and the 2020 options vest one half in 2022 and the remainder in 2021 and are exercisable at $25.00 per share after vesting during a period ending ten years from the date of grant. Amounts shown represent fair value at date of grant.

(5)	Includes automobile allowance, life insurance policy reimbursements and Company contributions to the executive officer’s 401(k).The Company sponsors a 401(k) Plan for all eligible employees who complete one year of employment with the Company. Pursuant to the 401(k) Plan, the company contributes 3% of the employee’s salary to the employee’s 401(k).

(6)	Indicates option awards granted under the 2020 Long-Term Incentive Plan that requires stockholder approval before this can be recorded as an expense consideration in our financial statements.

(7)	$10,000 paid December 2020. Balance payable March 2021.

(8)	Represents contributions to executive officers’ 401K and reimbursement for health insurance premiums.

(9)	We acquired the 49% of 1505 Capital we did not own in June 2020.

We sponsor a 401(k) Plan for all eligible employees who complete one year of employment with us. The Plan was amended in December 2020 to allow for us to contribute 3% of the employee’s salary to the employee’s 401(k) and match up to 4% of the employee contributions up to the maximum allowed by law.

Outstanding Equity Awards at 2020 Fiscal Year End

On July 19, 2019, options to purchase 17,900 shares of our voting common stock with an exercise price of $25.00 per share were granted to our officers, directors, and employees. On July 31, 2020, September 28, 2020, and November 16, 2020, options to purchase 22,900, 6,667 and 35,058,  additional shares, respectively of our voting common stock were granted under the 2019 Plan. The grants had an exercise price of $25.00, $32.00 and $41.25 per share, respectively. On November 16, 2020, 18,597 shares were awarded as a restricted grant under the 2019 Plan. On November 16, 2020, options to purchase 168,002 shares of our voting common stock our voting common stock were awarded with an exercise price of $41.25 per share under the 2020 Plan.  The consideration for the options under the 2020 Plan is recorded once the shareholders approve the 2020 Plan at the next shareholder meeting.

The following table sets forth the options granted to its Co-CEOs, Mike Minnich and A. Michael Salem and two other highest paid executive offices of Midwest.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option exercise price($)	Option expiration date
Michael Minnich	—	74,751(1)	$41.25 per share	11/16/30
A. Michael Salem	—	74,751(1)	$41.25 per share	11/16/30
Mark A. Oliver	—	7,300(2)	$25.00 per share	07/17/29
Richard Vecchiolla	—	—	—	—

(1)	The options vest in equal installments 60 days after each of the first five anniversaries of the date of grant (11/16/2020), subject to accelerated vesting under certain circumstances.
(2)	2,000 shares vest on July 17, 2021, 1,350 shares vest on July 31, 2022, 4,000 shares vest on July 17, 2023, and 1,350 shares vest on July 31, 2024, subject to accelerated vesting under certain circumstances.

Long-Term Incentive Plans

We have adopted two equity incentive plans the Midwest Holding Inc. 2019 Long-Term Incentive Plan and the 2020 Long-Term Incentive Plan (collectively, the “Plans”).  The 2019 Plan was approved by our stockholders at our annual meeting of stockholders in June 2019.  We intend to seek approval of our 2020 Plan at our annual meeting of stockholders in 2021.

The terms of the Plans are essentially the same except the 2019 Plan provides that a maximum of 102,0000 shares of our voting common stock (“common stock”) may be issued in conjunction with awards granted under the 2019 Plan while the 2020 Plan provides that a maximum of 350,000 shares of our common stock may be issued in conjunction with awards granted under the 2020 Plan.  In addition, the 2019 Plan will expire on March 26, 2029, while the 2020 Plan expires on November 16, 2030.  However, the terms and conditions of the Plans will continue to apply after the relevant expiration dates to all 2019 and 2020 Plan awards granted prior to relevant expiration date until they are no longer outstanding pursuant to the terms of such awards.

The purposes of the Plans are to create incentives which are designed to motivate participants to put forth maximum effort toward our success and growth and to enable us to attract and retain experienced individuals who, by their position, ability and diligence are able to make important contributions to our success, and thereby to enhance shareholder value.

Under the Plans, we may grant stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, performance bonuses, stock awards and other incentive awards to our employees or those of our subsidiaries or affiliates. We may also grant nonqualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, stock awards and other incentive awards to any persons rendering consulting or advisory services and non-employee directors.

.

Executive Employment Agreements

On November 16, 2020 we entered into employment agreements with A. Michael Salem and Michael Minnich, our Co-Chief Executive Officers. The terms and conditions of these employment agreements are identical and are set forth in our Report on Form 8-K dated November 18, 2020. A summary description of the employment agreement is set forth below. Among other things, the employment agreements are “at will” and provide:

a)	that each executive is the Co-Chief Executive Officer of the Company for a three-year term that will be extended automatically for one-year periods beginning on the third anniversary of the term unless notice is given by either party;

b)	a base salary of $300,000 per year plus eligibility to receive an annual target bonus of 75% of the base salary, with the annual bonus range from 0% to a maximum of 150% of the base salary, with each bonus to be determined based upon achievements of performance goals established by the compensation committee of our board;

c)	customary benefits including health insurance and other fringe benefits and expense reimbursements;

d)	stock options as summarized above under “2020 Long-Term Incentive Plan”;

e)	for termination of the employment agreement upon the executive’s death, disability or for good cause (as defined therein) in which event he will be entitled only to his base salary through the date of termination;

f)	for executive’s resignation without good reason (as defined therein) or retirement in which event he will be entitled to his base salary and benefits for 12 months after the date of termination;

g)	for executive’s resignation for good reason or upon a change in control of the Company (as defined therein) or his employment is terminated other than for death, disability or good cause (each a “Qualifying Termination”) in which event he will be entitled to a severance payment as follows: (i) if the Qualifying Termination occurs at any time other than in connection with or within a 12-month period following a change in control, he will be paid for 12 months on a quarterly basis the pro rata amount of his base salary and target bonus for each quarter and all of his stock options and other equity awards will vest in full, and (ii) if the Qualifying Termination occurs within 12 months following a change in control, the executive will be paid a lump sum amount of two times his base salary and target bonus and all stock options and other equity awards will vest in full; and

h)	customary confidentiality, non-compete and other provisions.

We are also a party to an amended employment agreement with Mark A. Oliver, our President. Among other things, the employment agreement provides that Mr. Oliver is an “at will” employee and:

a)	that Mr. Oliver is employed as an executive officer of the Company and as Secretary and Vice President of American Life;

b)	a base salary to Mr. Oliver of $250,000 per year, a possible bonus in the discretion of our board or the board of American Life;

c)	customary benefits including health insurance, life insurance, car allowance and other fringe benefits and expense reimbursements;

d)	for termination of the employment agreement upon Mr. Oliver’s death, disability or for good cause (as defined therein) in which event he will be entitled only to his base salary and benefits through the date of termination;

e)	for Mr. Oliver’s resignation without good reason (as defined therein) or retirement in which event he will be entitled only to his base salary and benefits through the date of termination;

f)	for Mr. Oliver’s resignation for good reason or upon a change in control of the Company in which event he will be entitled to a severance payment equal to six months of his base salary; and

g)	customary confidentiality, non-compete and other provisions.

Director Compensation

In 2020, directors who were not our employees received $1,000 for each meeting of the board they attended in person and $350 per meeting they attend via telephone. Directors received an annual retainer of $5,000. Directors also are reimbursed for reasonable expenses related to their personal attendance at meetings. Our board reviews director compensation on an annual basis. Additionally, in 2019, outside directors received an award of options to purchase 100 shares of our voting common stock. The options vest one third in 2021 and two thirds in 2023 and are exercisable for a period of 10 years at $25.00 per share.

The following table sets forth the compensation paid or accrued by us to our directors, other than directors who are also named executive officers, for the last completed fiscal year.

Name	Year	Fees Earned or Paid in Cash	Option Awards(1)
John Hompe	2020	$19,219	$91

Firman Leung	2020	18,187	91

Jack Theeler	2020	14,850	91

Sachin Goel (2)	2020	17,567	91

Douglas Bratton(3)	2020	15,600	-

(1)	Each outside director received an award of options to purchase 100 shares of our voting common stock. The options vest one-third in 2021 and two-thirds in 2023 and are exercisable for a period of 10 years at $25.00 per share.
(2)	Mr. Goel elected June 2019.
(3)	Elected to the board in April 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2020 regarding the beneficial ownership of our voting common stock by (i) each officer and director, and (ii) all of our executive officers and directors as a group, and (iii) each person who we believe to be the beneficial owner of more than 5% of our outstanding voting common stock. Unless otherwise indicated, the address of each beneficial owner is c/o Midwest Holding, Inc., 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506.

	Voting Common Stock
Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
Michael Minnich(1)	415,961	11.1%

A. Michael Salem(2)	203,298	5.5%

Mark A Oliver	501	*

Eric J. Del Monaco(3)	64,155	1.7%

John T. Hompe	100	*

Firman Leung(4)	—	*

Jack Theeler	108	*

Sachin Goel(5)	4,444	*

Douglas K. Bratton(6)	444,444	12.0%

Named Executive Officers and Directors as a Group
(8 persons):	1,133,011	30.3%

Beneficial Owners of More than Five Percent:
Crestline Assurance Holding LLC(6)	444,444	12.0%

* Represents beneficial ownership of less than 1%.

(1)	Consists of 2,785 shares of voting common stock directly owned by Mr. Minnich and 413,176 shares of voting common stock indirectly owned Rendezvous Capital, LLC, an entity controlled by Mr. Minnich and owned by Mr. Minnich and his spouse. Mr. Minnich’s address is 7 East 20th Street, Apartment 12F, New York, New York 10003.
(2)	Consists of 203,298 shares of voting common stock indirectly owned through AMS Advisors, LLC an entity in which Mr. Salem controls and owns. Mr. Salem’s and AMS Advisors, LLC’s address is 1075 Old Post Road, Bedford, New York 10506.
(3)	Includes 18,597 shares of voting common stock subject to vesting requirements pursuant to a restricted stock award granted to Mr. Del Monaco under the Company’s equity incentive plan.
(4)	Mr. Leung’s address is 241 Central Park West, New York, NY 10024
(5)	Held by the Goel Family LTD Partnership II, a family investment partnership, in which Mr. Goel’s father is the general partner and Mr. Goel is one of three limited partners.
(6)	The following information was obtained from a Schedule 13D filed by Douglas K. Bratton, Crestline Investors, Inc., Crestline Management, L.P. and Crestline Assurance Holdings LLC with the SEC on May 4, 2020. These securities are held directly by Crestline Assurance Holdings LLC (“Crestline”). The Manager of Crestline is Douglas K. Bratton and the sole member of Crestline is Crestline Management, L.P. (“Crestline Management”). Crestline Investors, Inc. (“Crestline Investors”) is the general partner of Crestline Management. Douglas K. Bratton is the sole director of Crestline Investors. Mr. Bratton has voting and investment power over all securities held by Crestline, except for, with respect to voting power, the 175,030 shares of voting common stock covered by the proxy granted to Vespoint LLC pursuant to the Stockholders Agreement described under “Certain Shareholder Relationships and Related Transactions” below. Crestline Management, Crestline Investors and Mr. Bratton may each be deemed to beneficially own the securities held by Crestline. Therefore, Crestline, Crestline Management, Crestline Investors and Mr. Bratton share the power to (i) vote and direct the vote of 269,414 shares of our voting common stock beneficially owned by Crestline and (ii) dispose of and direct the disposition of the 444,444 shares of voting common stock beneficially owned by Crestline. Mr. Bratton is a member of our board of directors. The address of Crestline is 201 Main Street, Suite 1900, Fort Worth, Texas 76102.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Xenith

On June 28, 2018, we underwent a change in control as a result of the closing of the Xenith Agreement. On June 18, 2019, Xenith converted preferred stock and loans of $20,600,000 into 2,001,070 shares of our voting common stock. Xenith is a controlled subsidiary of Vespoint, which is also the manager of Xenith. In August 2020, shares of our voting common stock owned by Xenith were distributed to its members, including Vespoint. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company (“AMS”), and Rendezvous Capital LLC, a New York limited liability company (“Rendezvous”). On November 10, 2020, shares of our voting common stock owned by Vespoint were distributed to its members, including AMS and Rendezvous. Each of Vespoint, AMS and Rendezvous is a private investment company controlled by Michael Minnich and A. Michael Salem, who are the co-chief executive officers of Vespoint and who are now executive officers and directors of the Company.

Crestline

On April 24, 2020, we entered into a Securities Purchase Agreement (the “Crestline Agreement”) with Xenith, Vespoint and Crestline. Pursuant to the Crestline Agreement, Crestline purchased 444,444 shares of our voting common stock, at a purchase price of $22.50 per share for $10.0 million. In connection with the Crestline Agreement, on April 24, 2020, we entered into a stockholders agreement (the “Stockholders Agreement”) with Xenith, Vespoint, Michael Minnich (“Minnich”), A. Michael Salem (“Salem”) and Crestline.

We also entered into a customary director’s indemnification agreement with Douglas K. Bratton, a principal of Crestline, who, at the closing of the Agreement, was appointed as a director of both our board of directors and the board of directors of our life insurance subsidiary, American Life.

Among other things, the Stockholders Agreement provides:

Constituency and election to our board.  As long as Crestline and its affiliates own at least 10% of our outstanding voting common stock, Vespoint, Xenith and Messrs. Minnich and Salem and their affiliates (the “Vespoint Stockholders”) have agreed to vote their

Company shares for one Crestline representative on our board of directors and, subject to reasonable committee member suitability standards and applicable regulatory qualification requirements, any committee thereof, with board of directors observer rights provided for an additional Crestline representative, and we appointed one Crestline designated member and a Crestline selected observer to the board of directors of American Life. Crestline agreed, so long as it and its affiliates own at least 10% of our outstanding voting common stock, to vote its shares for the election of Messrs. Minnich and Salem to our board of directors as long as each of them separately owns at least 3% of the outstanding shares of our voting common stock and each is an executive officer of the Company.

Proxy. Crestline currently owns 444,444 shares of our voting common stock (the “Crestline Owned Shares”), which represent approximately 16.3% of our outstanding shares of voting common stock. However, Crestline has only full investment and voting authority with respect to the proportion of the Crestline Owned Shares which represent 9.9% of our outstanding voting common stock (the “Voting Threshold”). While Crestline currently holds the Crestline Owned Shares above the Voting Threshold as an economic investment, all voting authority with respect to such shares has been delegated to Vespoint under a voting proxy (the “Proxy”) granted to such entity pursuant to the Stockholders Agreement. As of November 16, 2020, 269,413 Crestline Owned Shares are subject to the Proxy (the “Proxy Shares”).

This proxy will automatically terminate upon (a) receipt of Form A approval from the NDOI permitting Crestline to exercise full investment and voting authority with respect to all Crestline Owned Shares above the Voting Threshold or (b) the sale or transfer of Proxy Shares by Crestline to a third-party, but any such termination will be only with respect to the Proxy Shares.

Preemptive and First Rights of Refusal.  For a period of three years following the date of the Stockholders Agreement, (i) the Company granted Crestline a pro rata preemptive right to purchase equity securities the Company may issue, (ii) Crestline granted us a right of first refusal to purchase our voting common stock owned by Crestline (including shares it may subsequently acquire) that it may offer to sell, and (iii) the Vespoint Stockholders granted Crestline a right of first refusal to purchase their shares of voting common stock they currently own or subsequently acquire that they may offer to sell.

Co-Sale Rights.  For the earlier of (i) ten years following April 24, 2020 or (ii) the date on which Crestline and its affiliates own less than 5% of the outstanding shares of voting common stock of the Company, the Vespoint Stockholders granted Crestline a right of co-sale with respect to the Company shares they currently own or subsequently acquire. Pursuant to the provision, if a Vespoint Stockholder desires to transfer or sell shares to a third-party and to the extent such shares have not been purchased by Crestline pursuant to the right of first refusal described above but subject to the conditions indicated below, then Crestline has the right, on a pro rata basis, to participate in the transfer or sale on the same terms and conditions as being offered to a Vespoint Stockholder. However, Crestline may only exercise its co-sale right if (i) the amount of shares to be transferred or sold by the Vespoint Stockholder is equal to or exceeds, together with all sales of our shares sold by such stockholder within the preceding three months of the date of such proposed transfer, 1% of the total outstanding shares of our voting common stock (which shall be increased to 3% of the total outstanding voting common stock in the event that we consummate a firm commitment underwritten public offering of our common stock which nets at least $15 million of proceeds to us) and (ii) our voting common stock is listed for trading on the NYSE or the Nasdaq Capital Market. Completion of this offering will trigger the increase from 1% to 3%.

Registration Rights. We granted customary demand and piggyback registration rights to Crestline and the Vespoint Stockholders to register future public sales of their voting common stock subject to certain terms and conditions.

Master Agreement. On July 27, 2020, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with SRC2, a newly-formed protective cell of Seneca Re that was capitalized by Crestline.

The Reinsurance Agreement, which was effective as of April 24, 2020, was entered into pursuant to a three-year Master Letter Agreement (the “Master Agreement”) dated and effective as of April 24, 2020, among American Life, Seneca Re and Crestline. The purpose of the Reinsurance Agreement is to support American Life’s new business production by providing reinsurance capacity for American Life to write MYGA and FIA products. Concurrently with the Reinsurance Agreement:

●	American Life and SRC2 each entered into investment management agreements with Crestline, pursuant to which Crestline manages the assets that support the reinsured business; and

●	American Life and SRC2 entered into a trust agreement whereby SRC2 maintains for American Life’s benefit a trust account that supports the reinsured business.

In addition, pursuant to the Master Agreement, the parties agreed to enter into a separate agreement whereby, among other things and subject to certain conditions, American Life will agree to reinsure additional new business production to one or more reinsurers formed and/or capitalized by Crestline, Midwest or an appropriate affiliate will refer potential advisory clients to Crestline, and American Life will consider investing in certain assets originated or sourced by Crestline. Through December 31, 2020, American Life had ceded $130.5 million face amount of annuities to SRC2 (which was funded with $40 million in capital by Crestline). American Life received ceding fees under SAP of $6,242,612 and expense reimbursements under SAP of $11,798,718 in connection with these reinsurance transactions during the year ended December 31, 2020. Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline SP1, a segregated portfolio company of Crestline Re SPC, under which the above described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline SP1

Director Independence

See Item 10 above for information concerning Director independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal independent registered public accounting firm utilized by Midwest during 2020 and 2019 was Mazars USA LLP (“Mazars”).

The aggregate fees billed by Mazars to Midwest for the fiscal years ended December 31, 2020 and 2019 were as follows:

	Fiscal 2020	Fiscal 2019
Audit Fees(1)	$436,998	$220,000
Audit-Related Fees(2)	92,818	8,671
Tax Fees(3)	45,510	30,000
	$575,326	$258,671

(1)	Represents the aggregate fees billed and expenses for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by an independent registered public accounting firm in connection with statutory or regulatory filings or engagements for those fiscal years.
(2)	Represents the aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees."
(3)	Represents the aggregate fees billed for professional services provided by the principal accountant for tax compliance, tax advice and tax planning.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)   1. Consolidated Financial Statements:

The list of financial statements filed as part of this Annual Report on Form 10-K is provided on page F-1.

2. Financial Statement Schedules:

The list of financial statement schedules filed as part of this Annual Report on Form 10-K is provided on page FS-1.

(b)   Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation dated August 17, 2020 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed August 21, 2020.)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 18, 2020.)
3.3

American Life & Security Corp. State of Nebraska Department of Insurance Amended Certificate of Authority, issued August 3, 2011. (Incorporated by reference to Exhibit 3.4 to the Company’s Amendment No. 2 to Form 10 Registration Statement, filed March 20, 2012.)

3.4	Plan of Domestication (as filed with the Nebraska Secretary of State) (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on August 21, 2020.)
3.5	Articles of Charter Surrender (as filed with the Nebraska Secretary of State) (Incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K, filed on August 21, 2020.)
3.6	Certificate of Conversion (as filed with the Delaware Secretary of State) (Incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K, filed on August 21, 2020.)
4.1	Specimen Stock Certificate evidencing the shares of voting common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 3, 2020.)
10.1

Coinsurance Agreement — American Life & Security Corporation and US Alliance Life and Security Company dated September 30, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 6, 2017.)

10.2

Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company (now American Life & Security) and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.3

Amendment Number One to Master Reinsurance Agreement, dated December 20, 1999, by and between Old Reliance Insurance Company (now American Life & Security) and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.4

Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company (now American Life & Security) and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.5

Amendment Number One to Reinsurance Agreement Number One, dated December 31, 1999, by and between Old Reliance Insurance Company (now American Life & Security) and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

10.6

Master Reinsurance Agreement, dated April 1, 2000, by and between Old Reliance Insurance Company (now American Life & Security) and American Founders Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to Form 10 Registration Statement, filed February 3, 2012.)

Exhibit No.	Description
10.7†

Amended and Restated Employment Agreement among Mark A. Oliver, Midwest Holding, Inc. and American Life and Security Corp. dated June 28, 2018. (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed July 3, 2018.)

10.8

Assumption and Indemnity Reinsurance Agreement — American Life & Security Corporation and Unified Life Insurance Company dated November 30, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 6, 2018.)

10.9†	Midwest Holding Inc. 2019 Long-Term Incentive Plan dated June 11, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 17, 2019.)
10.10

Funds Withheld Coinsurance and Modified Coinsurance Agreement between Ironbound Reinsurance Company Limited and American Life & Security Corp dated July 31, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 8, 2019.)

10.11

Funds Withheld and Funds Paid Coinsurance Agreement (MYGA and FIA Business) between US Alliance Life and Security Company and American Life & Security Corp., effective as of January 1, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 21, 2020.)

10.12

Securities Purchase Agreement dated April 24, 2020 by and among Midwest Holding Inc., Xenith Holdings LLC, Vespoint LLC and Crestline Assurance Holdings LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 24, 2020.)

10.13

Indemnification Agreement dated April 24, 2020 by and between Midwest Holding Inc. and Douglas K. Bratton (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on April 24, 2020.)

10.14

Stockholders Agreement dated April 24, 2020 between and among Midwest Holding Inc., Crestline Assurance Holdings LLC, Xenith Holdings LLC, Vespoint LLC, Michael Minnich and A. Michael Salem (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on April 24, 2020.)

10.15

Funds Withheld and Modified Coinsurance Agreement between SDA Annuity & Life Re and American Life & Security Corp. effective as of September 30, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on May 14, 2020.)

10.16

Unit Purchase Agreement by and among the Company, Aurora Financial Services, a Delaware corporation (the “Seller”) and 1505 Capital LLC, a Delaware limited liability company (“1505 Capital”) effective as of June 12, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 17, 2020.)

10.17†

Employment Agreement made and entered into, effective as of the 1st day of January 2020, by and between Richard Vecchiolla and Midwest Holding Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 17, 2020.)

10.18

Master Letter Agreement among American Life & Security Corp., Seneca Reinsurance Company, LLC and Crestline Management, L.P. effective as of April 24, 2020 and Appendices (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 3, 2020.)

10.19†

Employment Agreement made and entered into on November 16, 2020 by and between Michael Minnich and Midwest Holding Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 18, 2020.)

10.20†

Employment Agreement made and entered into on November 16, 2020 by and between A. Michael Salem and Midwest Holding Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on November 18, 2020.)

10.21†	2020 Long-Term Incentive Plan dated as of November 16, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 18, 2020.)
10.22

Novation Agreement by and among American Life & Security Corp., Seneca Incorporated Cell, LLC 2020-02 (“SRC2”), and Crestline Re SPC, dated as of December 8, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 14, 2020.)

10.23

Amended and Restated Funds Withheld Coinsurance and Modified Coinsurance Agreement (MYGA and FIA Business) between Crestline Re SPC, for and on behalf of Crestline Re SP1 and American Life & Security Corp. dated December 8, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on February 5, 2021.)

Exhibit No.	Description
10.24

Amended and Restated Trust Agreement dated December 8, 2020, among Crestline Re SPC, for and on behalf of Crestline Re SP1, American Life & Security Corp. and U.S. Bank, National Association. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on February 5, 2021.)

10.25

Amended and Restated Investment Management Agreement dated December 8, 2020 (Modco and Funds Withheld Account). (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed on February 5, 2021.)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K, filed April 2, 2012.)
21.1*	List of Subsidiaries
24	Power of Attorney (see Signature Page to this Report on Form 10-K.)
31.1*	Certifications of Co-Principal Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Co-Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*  Filed herewith.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2021

MIDWEST HOLDING INC.

By:	/s/ A. Michael Salem
Name:	A. Michael Salem
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

We, the undersigned, hereby severally constitute and appoint Michael Minnich and A. Michael Salem, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Michael Minnich	Co-Chief Executive Officer, Director	March 15, 2021
Michael Minnich	(Co-Principal Executive Officer)

/s/ A. Michael Salem	Co-Chief Executive Officer, Director	March 15, 2021
A. Michael Salem	(Co-Principal Executive Officer)

/s/ Mark Oliver	President	March 15, 2021
Mark Oliver

/s/ Debra Havranek	Chief Financial Officer	March 15, 2021
Debra Havranek	and Treasurer (Principal Financial
and Accounting Officer

/s/ John T. Hompe	Director	March 15, 2021
John T. Hompe

/s/ Firman Leung	Director	March 15, 2021
Firman Leung

/s/ Jack Theeler	Director	March 15, 2021
Jack Theeler

/s/ Sachin Goel	Director	March 15, 2021
Sachin Goel

/s/ Douglas K Bratton	Director	March 15, 2021
Douglas K Bratton

MIDWEST HOLDING INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Midwest Holding Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Midwest Holding Inc. and Subsidiaries  (collectively, the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and the schedules (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of embedded derivatives of fixed indexed annuities

As described in Notes 1 and 5 to the consolidated financial statements, the Company issues fixed indexed annuity products that contain embedded derivatives, valued at $84.5 million as of December 31, 2020. Fixed indexed annuity contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative. The fair value of the embedded derivatives is computed as the present value of death, surrender and partial withdrawal benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which included assumptions for expected index credits on the next policy anniversary date, future equity option cost developed based on the participation rate, cap rate, strike rate,  volatility assumption, time to expiration, and risk-free rates using the Black Scholes formula and grow at the risk-free interest rates over the term of the index period, guaranteed minimum renewal interest rate, and policyholder assumptions including mortality, lapses, partial withdrawal rates, and the utilization of benefit riders.

The principal considerations for our determination that performing procedures relating to the valuation of embedded derivatives of fixed indexed annuities is a critical audit matter are (i) the significant judgment by management in estimating the fair value of embedded derivatives, specifically the significant policyholder behavior assumptions related to deaths, lapses, partial withdrawals, and the utilization of benefit riders, which in turn led to a high degree of auditor judgment, subjectivity and effort in evaluating the audit evidence relating to the significant assumptions, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing the completeness and accuracy of key data underlying the development of the significant assumptions, and the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining the valuation of embedded derivatives for fixed indexed annuities, which included (i) evaluating the appropriateness of the methods used in the valuation of the embedded derivatives of fixed indexed annuities, and (ii) evaluating the reasonableness of management’s significant assumptions of policyholder behavior assumptions related to deaths, lapses, partial withdrawals, and the use of benefit riders.

/s/ Mazars USA LLP

We have served as the Company’s auditor since May 2019.

Fort Washington, Pennsylvania

March 15, 2021

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

Assets
Investments, available for sale, at fair value fixed maturities (amortized cost: $369,156,068 and $116,676,312, respectively) (See Note 4)	$377,163,358	$117,241,861
Mortgage loans on real estate, held for investment	94,989,970	13,810,041
Derivative instruments (See Note 5)	11,361,034	575,294
Other invested assets	21,897,130	2,468,947
Investment escrow	3,174,047	3,899,986
Preferred stock	3,897,980	500,000
Notes receivable	5,665,487	—
Policy loans	45,573	106,014
Total investments	518,194,579	138,602,143
Cash and cash equivalents	151,679,274	43,716,205
Deferred acquisition costs, net	13,456,303	—
Premiums receivable	313,601	355,959
Accrued investment income	6,806,836	1,511,200
Reinsurance recoverables (See Note 8)	32,146,042	30,579,524
Intangible assets	700,000	700,000
Property and equipment, net	103,964	85,395
Operating lease right of use assets	348,198	470,132
Other assets	1,533,179	241,580
Assets associated with business held for sale (See Note 2)	1,118,783	3,653,748
Total assets	$726,400,759	$219,915,886
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$12,775,773	$16,319,912
Policy claims	161,703	225,228
Deposit-type contracts (See note 10)	597,868,472	171,168,785
Advance premiums	2,541	261
Deferred gain on coinsurance transactions	18,198,757	7,578,195
Lease liabilities (See Note 13):
Finance lease	—	1,860
Operating lease	396,911	524,248
Other liabilities	9,552,791	6,291,782
Liabilities associated with business held for sale (See Note 2)	1,114,312	3,646,867
Total liabilities	640,071,260	205,757,138
Contingencies and Commitments (See Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of December 31, 2020 or December 31, 2019	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,737,564 and 2,042,670 shares issued and outstanding as of December 31, 2020 and 2019, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 or 2019	3,738	2,042
Additional paid-in capital	133,592,605	54,494,355
Treasury stock	(175,333)	—
Accumulated deficit	(53,522,078)	(41,081,710)
Accumulated other comprehensive income	6,430,567	619,584
Total Midwest Holding Inc.'s stockholders' equity	86,329,499	14,034,271
Noncontrolling interest	—	124,477
Total stockholders' equity	86,329,499	14,158,748
Total liabilities and stockholders' equity	$726,400,759	$219,915,886

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2020 and 2019

	Year ended December 31,
	2020	2019
Revenues
Premiums	$24	$(152)
Investment income, net of expenses	4,047,184	120,581
Net realized gains on investments (See Note 4)	2,550,396	353,602
Amortization of deferred gain on reinsurance	1,835,505	2,643,801
Service fee revenue, net of expenses	1,960,092	230,454
Other revenue	188,688	51,502
Total revenues	10,581,889	3,399,788
Expenses
Interest credited	4,224,828	6,584
Benefits	(4,953)	34,436
Increase in benefit reserves	—	34,500
Amortization of deferred acquisition costs	670,233	—
Salaries and benefits	6,347,751	2,701,314
Other operating expenses	10,199,629	5,997,955
Total expenses	21,437,488	8,774,789
Loss from continuing operations before taxes	(10,855,599)	(5,375,001)
Income tax expense (See Note 7)	(1,584,769)	(234,180)
Net loss from continued operations	(12,440,368)	(5,609,181)
Less: Gain attributable to noncontrolling interest	—	(124,477)
Net loss attributable to Midwest Holding. Inc.	(12,440,368)	(5,733,658)
Comprehensive income:
Unrealized gains on investments arising during period, net of offsets, net of tax ($1,709,391 and $118,765, respectively)	7,398,432	2,645,015
Unrealized losses on foreign currency	(146,185)	146,185
Less: reclassification adjustment for net realized gains on investments, net of tax ($383,121)	(1,441,264)	(353,602)
Other comprehensive income	5,810,983	2,437,598
Comprehensive loss	$(6,629,385)	$(3,296,060)
Net loss per common share
Basic	$(4.88)	$(4.99)
Diluted	$(4.42)	$(4.98)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019

			Additional				Total
	Treasury	Common	Paid-In	Accumulated		Noncontrolling	Stockholders’
	Stock	Stock	Capital	Deficit	AOCI*	Interests	Equity (Deficit)
Balance, December 31, 2018	$—	$41	$33,029,075	$(35,348,052)	$(1,818,014)	$—	$(4,136,950)
Net loss	—	—	—	(5,733,658)	—	—	(5,733,658)
Xenith note interest waived	—	—	845,536	—	—	—	845,536
Xenith note conversion	—	1,855	19,098,145	—	—	—	19,100,000
Class C preferred stock conversion		146	1,499,854	—	—	—	1,500,000
Employee stock options	—	—	21,745	—	—	—	21,745
Change in equity of noncontrolling interests	—	—	—	—	—	124,477	124,477
Unrealized gains on investments, net of taxes		—	—	—	2,291,413	—	2,291,413
Unrealized gains on foreign currency, net of taxes	—	—	—	—	146,185	—	146,185
Balance, December 31, 2019	—	2,042	54,494,355	(41,081,710)	619,584	124,477	14,158,748
Net loss	—	—	—	(12,440,368)	—	—	(12,440,368)
Capital raise, net of $5,914,995 related expenses	—	1,696	79,310,109	—	—	—	79,311,805
Reverse stock split fractions retired	(175,333)	—	—	—	—	—	(175,333)
Employee stock options		—	163,664	—	—	—	163,664
Purchase of remaining 49% of 1505 Capital LLC	—	—	(375,523)	—	—	(124,477)	(500,000)
Unrealized gains on investments, net of taxes	—	—	—	—	5,957,168	—	5,957,168
Unrealized gains on foreign currency, net of taxes	—	—	—	—	(146,185)	—	(146,185)
Balance, December 31, 2020	$(175,333)	$3,738	$133,592,605	$(53,522,078)	$6,430,567	$—	$86,329,499

* Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

	Year ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(12,440,368)	$(5,733,658)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(423,300)	113,880
Depreciation and amortization	57,419	58,761
Stock options	163,664	21,745
Net transfers to noncontrolling interest	—	124,477
Amortization of deferred acquisition costs	463,826	—
Deferred acquisition costs capitalized	(13,974,666)	—
Net realized (gains) losses on investments	(2,550,396)	(353,602)
Deferred coinsurance ceding commission	10,620,562	3,678,196
Notes payable interest accrued	—	845,536
Changes in operating assets and liabilities:
Reinsurance recoverables	(4,477,126)	(7,478,880)
Interest and dividends due and accrued	(5,295,636)	(1,310,492)
Premiums receivable	42,358	(9,089)
Policy liabilities	10,042,046	2,963,219
Other assets and liabilities	1,525,320	4,745,274
Other assets and liabilities - discontinued operations	2,410	(122,543)
Net cash used by operating activities	(16,243,887)	(2,457,176)
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(339,281,650)	(103,078,444)
Proceeds from sale or maturity	89,135,618	5,780,475
Mortgage loans on real estate, held for investment purchases
Purchases	(99,356,435)	(15,036,179)
Proceeds from sale	18,391,849	1,226,138
Derivatives
Purchases	(8,588,537)	(490,831)
Proceeds from sale	1,269,069	—
Other invested assets
Purchases	(73,996,775)	(20,533,761)
Proceeds from sale	54,517,558	14,849,555
Notes receivable for Chelsea Midwest	(5,665,487)	(500,000)
Preferred stock	(3,897,980)	—
Net change in policy loans	60,441	(62,171)
Net purchases of property and equipment	(69,333)	(45,634)
Net cash used in investing activities	(367,481,662)	(117,890,852)
Cash Flows from Financing Activities:
Finance lease	(111)	(444)
Capital contribution	79,311,805	—
Repurchase of common stock	(175,333)	—
Acquisition of noncontrolling interest	(500,000)	—
Receipts on deposit-type contracts	415,561,302	161,392,700
Withdrawals on deposit-type contracts	(2,509,045)	(160,590)
Net cash provided by financing activities	491,688,618	161,231,666
Net increase in cash and cash equivalents	107,963,069	40,883,638
Cash and cash equivalents:
Beginning	43,716,205	2,832,567
Ending	$151,679,274	$43,716,205

Supplementary information
Cash paid for taxes	$350,400	$—
Conversion of notes payable and preferred stock
Book value of note payable	—	(19,100,000)
Book value of preferred stock		(1,500,000)
Common stock, note payable ($927,680) and preferred stock ($72,855)	—	1,000,535
Additional paid in capital, note payable ($18,172,320) and preferred stock ($1,427,145)	—	19,599,465

See Notes to Consolidated Financial Statements.

Note 1. Nature of Operations and Summary of Significant Accounting Policies

Nature of operations:

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of operating a financial services company. The Company redomesticated from the State of Nebraska to the state of Delaware on August 27, 2020. The Company is in the life and annuity insurance business and operates through its wholly owned subsidiaries, American Life & Security Corp. (“American Life”), 1505 Capital LLC (“1505 Capital”). and through its sponsored captive reinsurance company, Seneca Reinsurance Company, LLC (“Seneca Re”)

American Life is a Nebraska-domiciled life insurance company, which is also commercially domiciled in Texas, that is currently licensed to sell, underwrite, and market life insurance and annuity products in 21 states and the District of Columbia. As discussed in Note 3, on June 28, 2018, the Company underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement (the “Xenith Agreement”) with a then non-affiliated third-party, Xenith Holdings LLC (“Xenith”). Xenith was a wholly controlled subsidiary of Vespoint LLC (“Vespoint”), which was also the manager of Xenith. Vespoint is owned and managed by investment funds controlled by Michael Minnich and A. Michael Salem. Pursuant to the Xenith Agreement, the Company issued Series C Preferred Stock and convertible senior secured notes to Xenith between June and December 2018. Of the funds received from Xenith, we contributed $20.5 million to American Life through capital contributions. At the closing of the Xenith Agreement, Messrs. Minnich and Salem were subsequently appointed as executive officers of American Life and later as our Executive Chairman and Chief Executive Officer, respectively, in 2019.

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

Effective March 12, 2020, Seneca Reinsurance Company, LLC (“Seneca Re”), a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company. On May 12, 2020, Midwest contributed $300,000 to Seneca Re for a 100% ownership interest. As of December 31, 2020, Seneca Re had established Protected Cell-2020-01 (“SRC1”). Midwest contributed $3,000,000 to capitalize SRC1. Crestline Management, L.P. (“Crestline”), a Delaware limited partnership, owns approximately 12% of our voting common stock. On July 23, 2020, the Nebraska Department of Insurance (“NDOI”) approved the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Seneca Incorporated Cell, LLC 2020-02 (“SRC2”) of Seneca Re, now known as Crestline SP1.Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline SP1, a segregated portfolio company of Crestline Re SPC, under which the above described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline SP1.

On April 24, 2020, Midwest entered into a Securities Purchase Agreement with Crestline Assurance Holdings LLC (“Crestline”), a Delaware limited liability company (“Crestline”) and Xenith, Vespoint LLC, a Delaware limited liability company (“Vespoint”), and Pursuant to the Agreement, Crestline purchased 444,444 shares of the Company’s voting common stock, par value $0.001 per share (“common stock”), at a purchase price of $22.50 per share for $10.0 million. Also, effective as of April 24, 2020, in a separate transaction, Midwest sold 231,655 shares of common stock to various investors at $22.50 per share for $5.227 million.

Under the Crestline agreement, the Company contributed $5.0 million to American Life and the remaining proceeds are to be used for general working capital and corporate purposes.

Also, effective April 24, 2020, American life entered into a Master Letter Agreement with Seneca Re and Crestline regarding a flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsure funding for a quota share percentage of 25% of the liabilities of American Life arising from its multi-year guaranteed annuities (“MYGA”) and a quota share percentage of 40% for American Life’s fixed indexed annuity (“FIA”) products. This agreement expires on April 24, 2023.

In December 2020, the Company completed a public offering of its voting common stock for gross proceeds of $70,000,000 (see Note 17). In connection therewith, the Company's voting common stock was approved for listing and began trading on the Nasdaq Capital Market upon the closing of the public offering.

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of annuity products and life insurance through American Life and then reinsuring such products with third-party reinsurers and, since April 24, 2020, with the SRC1 entity. The Company’s historical product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product. These product offerings were underwritten, marketed, and managed as a group of similar products on an overall portfolio basis. American Life presently offers five products, two multi-year guaranteed annuities (“MYGAs”), a fixed indexed annuity (“FIA”), and two bonus plans associated with the FIA product.

Basis of presentation:

These consolidated financial statements for the year ended December 31, 2020 and 2019 have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an other-than-temporary impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than temporary impairment is bifurcated. The Company recognizes the credit loss portion in the income statement and the noncredit loss portion in accumulated other comprehensive loss. The credit component of an other than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company has analyzed the securities portfolio and determined that a impairment should be recorded for one security and a valuation allowance should be established on one lease. The remaining investments were not impaired as of December 31, 2020. The Company had no impairment recognized at December 31, 2019.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis and amortization of premiums and discounts.

Certain available-for-sales investments are maintained as collateral under funds withheld and modified coinsurance agreements but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. In a modified coinsurance arrangement (“Modco”), the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement

(“FW”); assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers to reduce the potential credit risk. The unrealized gains/losses on those investments are passed through to the third-party reinsurers as either a realized gain or loss on the consolidated statement of income.

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established as of December 31, 2020 or 2019, respectively.

Investment escrow

The Company held in escrow $3,174,047 and $3,899,986 as of December 31, 2020 and 2019, respectively. The cash was used to settle other invested assets that closed in January 2021 and a mortgage loan that closed in January 2020, respectively.

Other invested assets

The Company purchases and sells equipment leases in its investment portfolio. Other invested assets also includes loans held for investments. The Company entered into a fund investment originated by Crestline Management LLP.

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

In the late 2019, the Company began investing in options to hedge our interest rate risks on our FIA product. We did not have the formal documentation and hedge effectiveness completed at the time we entered into those equity options; therefore, they do not qualify for hedge accounting. The options fair market values were recorded on our income statement as realized gains or (losses).

During the last quarter of 2020, the Company began investing in foreign currency futures to hedge the fluctuations in the foreign currency.  The formal documentation and hedge effectiveness was also not completed at the date we entered into those futures contracts; therefore, they do not qualify for hedge accounting. The futures fair market values were recorded on our income statement as realized gains or (losses).

Additionally, reinsurance agreements written on a funds withheld or Modco basis contain embedded derivatives on our fixed indexed annuity product. Gains or (losses) associated with the performance of assets maintained in the modified coinsurance deposit and funds withheld accounts are reflected as realized gains or (losses) in the income statement.

Preferred Stock

Preferred stock of a non-affiliated company was purchased for $500,000 during the third quarter of 2019. An impairment analysis of the preferred stock was performed as of June 30, 2020, due to a change in valuation of an invested asset held by the non-affiliated company. The investment asset had collateral supporting the investment that was less than the book value of the asset; therefore, the Company impaired the full amount of $500,000. This was recorded as a reduction of the asset on the balance sheet and a bad debt expense on the Consolidated Statements of Comprehensive Loss. There was no impairment of preferred stock as of December 31, 2019.

The Company entered into a series of transaction between American Life and Ascona Group Holdings Ltd (“AGH”), an investment originated by Crestline Management LLP. One of the transactions involved the acquisition of GBP 3,642,090 of preferred equity in Ascona Group Holdings Ltd along with warrants bearing no initial assigned value as of September 28, 2020.  American Life created a special purpose vehicle called Ascona Asset Holding LLC (“AAH”).  American Life and Crestline SP1 own 74% and 26%, respectively, of AAH.

Notes receivable

The Company held in notes receivable as of December 31, 2020, a note of $5,665,487 between American Life and a related party that was rated by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at the fair market value.  The Company did not hold any notes receivable as of December 31, 2019.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2020 and 2019, the Company had no cash equivalents. At December 31, 2020 and December 31, 2019, the Company held approximately 505,349 and 1.8 million in Pound Sterling (“GBP”) in several of our custody accounts, respectively. The USD equivalent held was approximately $690,787 and $2.3 million, respectively. As of December 31, 2020, the Company held approximately 87,633 in Euro and none as of December 31, 2019.  The USD equivalent held was approximately $107,000. As of December 31, 2020, we had realized gains of approximately $45,000 related to the change in the foreign currency exchange rate of the GBP  and Euro that was recorded in realized (losses) gains on investments on the income statement. The Company had money market investments of approximately $100.6 million and $26.2 million as of December 31, 2020 and 2019, respectively.

Deferred acquisition costs

Deferred acquisition costs (“DAC”) consist of incremental direct costs, net of amounts ceded to third-party reinsurers, that result directly from and are essential to the contract acquisition transaction and would not have been incurred by the Company had the contract acquisition not occurred. These costs are capitalized, to the extent recoverable, and amortized over the life of the premiums produced. The Company evaluates the types of acquisition costs it capitalizes. The Company capitalizes agent compensation and benefits and other expenses that are directly related to the successful acquisition of contracts. The Company also capitalizes expenses directly related to activities performed by the Company, such as underwriting, policy issuance, and processing fees incurred in connection with successful contract acquisitions.

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company had reinsurance contracts with commission and administration allowances from each reinsurer that offset all the DAC costs incurred during 2019, as a result not DAC was recorded and no recovery analysis was deem necessary as of December 31, 2019. The Company performed a recoverability analysis during the fourth quarter of 2020 and determined that all DAC balances were recoverable as of December 31, 2020.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $47,853 and $40,000 for the years ended December 31, 2020 and 2019, respectively. The accumulated depreciation net of disposals totaled $1,023,334 and $975,480 as of December 31, 2020 and 2019, respectively.

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

Reinsurance

In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances established as of December 31, 2020 or 2019.

We expect to reinsure substantially all of our new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. Under these reinsurance agreements, we expect there will be a monthly or quarterly settlement of premiums, claims, surrenders, collateral, and other administration fees. We believe this will help preserve American Life’s capital while supporting its growth because American Life will have lower capital requirements when its business is reinsured due to lower overall financial exposure versus retaining the insurance policy business itself. See Note 8 below for further discussion of our reinsurance activities.

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

Our reinsurers may be domestic or foreign capital markets investors or traditional reinsurance companies seeking to assume U.S. insurance business. We plan to mitigate the credit risk relating to reinsurers generally by requiring other financial commitments from the reinsurers to secure the reinsured risks (such as posting substantial collateral). It should be noted that under indemnity reinsurance agreements American Life remains exposed to the credit risk of its reinsurers. If one or more reinsurers become insolvent or are otherwise unable or unwilling to pay claims under the terms of the applicable reinsurance agreement, American Life retains legal responsibility to pay policyholder claims, which, in such event would likely materially and adversely affect the capital and surplus of American Life.

As indicated above under “Nature of operations,” Midwest formed Seneca Re in early 2020. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of December 31, 2020, Seneca Re had one Protected Cell 2020-01 (“SRC1”) which is consolidated in our financial statements.

Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline SP1, a segregated portfolio company of Crestline Re SPC, under which the above described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline SP1.

Some reinsurers are not and may not be “accredited” or qualified as reinsurers under Nebraska Law. In order to enter into reinsurance agreements with such reinsurers and to reduce potential credit risk, American Life holds a deposit or withholds funds from the reinsurer or requires the reinsurer to maintain a trust that holds assets backing up the reinsurer’s obligation to pay claims on the business it assumes. The reinsurer may also appoint an investment manager for such funds, which in some cases may be our investment adviser subsidiary, 1505 Capital, to manage these assets pursuant to guidelines adopted by us that are consistent with state investment statutes and reinsurance regulations.

American Life currently has treaties with several third-party reinsurers and one related party reinsurer. Of the third-party reinsurers, only three have funds withheld or modified coinsurance provisions. In a modified coinsurance arrangement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers, to reduce the potential credit risk. Under those provisions with third-party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Note 5 below. As a result of recent market volatility, assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $2.9 million as of December 31, 2020. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized gains on the assets held by American Life were offset by a loss in the embedded derivative of $2.9 million. We account for this unrealized loss pass-through by recording equivalent realized losses on our income statement and in amount payable to our third-party reinsurers on our balance sheet.

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

Notes payable

Notes payable consist of the convertible notes entered into due to the Xenith transaction and were recorded net of issuance costs. The notes were converted into our voting common stock on June 18, 2019.

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

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for the years before 2016. The Company is not currently under examination for any open years. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense.

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

Revenues on service fees and third-party administration fees are recorded as income when incurred.

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes unrealized gains and losses from marketable securities classified as available for sale and unrealized gains and losses from foreign currency transactions, net of applicable taxes. American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the third-party reinsurers, thus, the total return on the asset portfolio belongs to the third-party reinsurers. Under GAAP this is considered an embedded derivative as discussed in Note 5 below. As a result of recent market volatility, the investments carried by American Life for the third-party reinsurers contained unrealized gains of approximately $2.9 million as of December 31, 2020. The terms of the contracts with the third-party reinsurers provided that unrealized gains on the portfolios accrue to the third-party reinsurers. We account for this gain pass through by booking equivalent embedded derivative realized losses in our Consolidated Statements of Comprehensive Loss. Accordingly, as of December 31, 2020, such losses were $2.9 million. The remaining investments retained by American Life had unrealized gains of approximately $5.1 million that included unrealized gains from assets held for SRC1.

Basic loss per share as of December 31, 2020 was ($4.88) which included the aforementioned loss of $2.9 million. Basic loss per share as of December 31, 2020 without the aforementioned gain was ($3.68).

Common and preferred stock and loss per share

The par value per each Company share is $0.001 with 20,000,000 voting common shares authorized, 2,000,000 non-voting common shares authorized, and 2,000,000 preferred shares authorized. On June 18, 2019, Xenith exercised the right to convert its 1,500,000 Series C preferred stock and the $19,100,000 notes payable to voting common stock at the conversion rate of approximately $10.29 per common share. With the infusion of capital and the issuance of voting common stock in the Crestline transaction mentioned above under “Nature of operations,” the Company had 3,737,564 voting common shares issued and outstanding at December 31, 2020.

The Series C preferred shares were converted by Xenith to voting common shares on June 18, 2019 at a rate of approximately $10.29 per share for 145,709 voting common shares. The stated annual dividend rate on the Series C preferred shares was 8%. At the time of the conversion, Xenith forgave all previously accrued dividends from June 28, 2018 through the conversion date.

Loss per basic share attributable to the Company’s voting common stock was computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the year ended 2020 and 2019 were 2,547,003 and 1,149,042, respectively.

Loss per diluted share attributable to the Company’s voting common stock was computed based on the average shares outstanding and options granted under our 2020 and 2019 Long-Term Incentive Plans (“LTIPs”), as if all were vested and exercised. The weighted average number of diluted shares outstanding during the year ended December 31, 2020 and 2019 were 2,816,177 and 1,150,936, respectively.

Adoption of New Accounting Standards

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation and Revenue from Contracts with Customers. This update requires an entity to measure and classify share-based payment awards that are granted to customers in accordance with Topic 718 whereby the amount recorded is measured as the fair value on the grant date. On June 19, 2019, July 30, 2020 and September 15, 2020, the Company granted stock options which were recorded in accordance with this ASU at fair value on grant date.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The lease liability is measured at the present value of the lease payments over the lease term with the right-of-use asset measured as the lease liability amount and including adjustments for certain lease incentives and initial direct costs. Lease expense recognition will continue to differentiate between finance leases and operating leases resulting in a similar pattern of lease expense recognition as under current GAAP. This ASU permitted a modified retrospective adoption approach that includes a number of optional practical expedients that entities may elect upon adoption. On January 1, 2019, the Company adopted this standard using a modified retrospective adoption approach. The adoption resulted in the Company identifying three operating leases and one financial lease which were subject to this guidance. The impact to the Consolidated Statements of Comprehensive Loss was minimal. We identified four leases with net assets of $348,198 and $470,132 and lease liabilities of $396,911 and $526,108 for the years ended December 31, 2020 and 2019, respectively.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018-15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350-40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this update during 2020 and analyzed all cloud-based computer agreements and determined that none qualified to be capitalized as of December 31, 2020.

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

In December 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services —Insurance (Topic 944). The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The new standard becomes effective after December 15, 2023 , and interim periods within fiscal years beginning after December 15, 2024 for companies eligible as smaller reporting companies. Early application of the amendments in Update 2018-12 is permitted.

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

As of December 31, 2020, and 2019, 90% and 79%, respectively, of the indemnity policies were converted to assumptive policies thereby releasing American Life from its legal obligations related to those policies.

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

Our balance sheet was required to be restated for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations as of December 31, 2020 and 2019:

	As of December 31,	As of December 31,
	2020	2019
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$33,161	$50,387
Reinsurance recoverables	1,061,979	3,569,849
Premiums receivable	23,643	33,512
Total assets held for sale in the Consolidated Balance Sheets	$1,118,783	$3,653,748

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$594,710	$1,403,953
Policy claims	35,302	28,203
Deposit-type contracts	482,966	2,209,195
Advance premiums	71	2,226
Accounts payable and accrued expenses	1,263	3,290
Total liabilities held for sale in the Consolidated Balance Sheets	$1,114,312	$3,646,867

There were no items in 2020 or 2019 that were reclassified as discontinued operations in the income statement.

Note 3. Non-controlling Interest

On April 2, 2019, Midwest entered into a contract to acquire a 51% ownership in 1505 Capital LLC (“1505 Capital”), a Delaware limited liability company. 1505 Capital was organized to provide financial and investment advisory and management services to clients and any related investment, trading, or financial activities. Midwest purchased for $1.00 its 51% ownership and on June 15, 2020, we purchased the remaining 49% ownership in 1505 Capital for $500,000.

Midwest used the equity method of accounting for the purchase of the controlling interest eliminating the non-controlling interest and recording the difference to additional paid in capital. Midwest had consolidated the 1505 Capital income of $252,113 into its consolidated financials from April 2, 2019, through December 31, 2019. Midwest’s portion of income was $127,636 and the non-controlling interest income was $124,477.

Note 4. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2020 and 2019 are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2020:
Fixed maturities:
U.S. government obligations	$5,744,221	$426,427	$5,665	$6,164,983
Mortgage-backed securities	14,638,299	276,219	157,104	14,757,414
Asset-backed securities	216,500,672	5,623,083	350,146	221,773,609
States and political subdivisions -- general obligations	106,528	10,802	—	117,330
States and political subdivisions -- special revenue	5,293,365	908,986	147	6,202,204
Trust preferred	2,218,142	66,674	—	2,284,816
Corporate	124,654,841	1,379,513	171,352	125,863,002
Total fixed maturities	$369,156,068	$8,691,704	$684,414	$377,163,358
Mortgage loans on real estate, held for investment	94,989,970	—	—	94,989,970
Derivatives	8,532,252	3,257,069	428,287	11,361,034
Other invested assets	21,897,130	—	—	21,897,130
Investment escrow	3,174,047	—	—	3,174,047
Preferred stock	3,897,980	—	—	3,897,980
Notes receivable	5,665,487	—	—	5,665,487
Policy loans	45,573	—	—	45,573
Total fixed maturities	$507,358,507	$11,948,773	$1,112,701	$518,194,579

December 31, 2019:
Fixed maturities:
U.S. government obligations	2,091,710	7,073	17,559	2,081,224
Mortgage-backed securities	819,678	—	21,070	798,608
Asset-backed securities	95,006,241	646,335	404,752	95,247,824
States and political subdivisions -- general obligations	240,494	8,788	—	249,282
States and political subdivisions -- special revenue	25,112	179	—	25,291
Corporate	18,493,077	501,022	154,467	18,839,632
Total fixed maturities	116,676,312	1,163,397	597,848	117,241,861
Mortgage loans on real estate, held for investment	13,810,041	—	—	13,810,041
Derivatives	490,831	87,684	3,221	575,294
Other invested assets	2,468,947	—	—	2,468,947
Investment escrow	3,899,986	—	—	3,899,986
Preferred stock	500,000	—	—	500,000
Policy loans	106,014	—	—	106,014
Total fixed maturities	$137,952,131	$1,251,081	$601,069	$138,602,143

The following table summarizes, for all securities in an unrealized loss position at December 31, 2020 and 2019 the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2020			December 31, 2019
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$54,910	$180	2	$1,518,772	$14,935	9
Asset-backed securities	14,878,370	246,969	19	39,114,732	404,752	26
Mortgage-backed securities	5,707,617	157,104	5	160,010	4,844	4
States and political subdivisions -- special revenue	5,584	147	1	—	—	—
Corporate	3,859,616	104,262	7	2,800,815	13,618	4
Greater than 12 months:
U.S. government obligations	119,700	5,485	4	353,834	2,624	2
Asset-backed securities	7,020,479	103,177	6	—	—	—
Mortgage-backed securities	—	—	—	638,598	16,226	14
Corporate	287,473	67,090	3	2,201,658	140,849	13
Total fixed maturities	$31,933,749	$684,414	47	$46,788,419	$597,848	72

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Due to market price increases in 2020, our securities positions resulted in unrealized gains as of December 31, 2020. We performed an analysis of the unrealized losses and determined we would record approximately $35,000 impairment on one of our fixed maturities.  During the impairment analysis performed at year-end, one of our assets had been in a loss position for over two years and had a decrease in its credit rating since 2019.  Management performed cashflow testing on that security and determined an impairment exists. Management believes the Company will fully recover its cost basis in the remaining securities and management does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities until they recover or mature.

The majority of the unrealized losses are related to our collateralized loan obligations (“CLOs”). CLOs are typically illiquid and are intended to be held to maturity. Thus, risk of loss is minimal. The Company has monitored the underlying unrealized losses and believes they pose little chance of loss in the long-term due to the quality of the underlying credits.

See the discussion above under “Comprehensive loss” in Note 1 regarding unrealized gains/losses on investments that are owned by our reinsurers and the corresponding offset carried as a gain in the associated embedded derivative.

The Company purchases and sells equipment leases in its investment portfolio. As of December 31, 2020, the Company owned several leases. An impairment test, as of December 31, 2020, was completed on the only non-performing lease in the portfolio and it was determined that the underlying collateral value was substantially less than the outstanding remaining lease payments of $3.6 million. The Company established a valuation allowance on the asset of $776,973 and will continue to monitor the value the underlying collateral. The valuation allowance was recorded as a bad debt expense; however, this asset is owned by a third-party reinsurer. Therefore, the valuation allowance was passed through as a receivable from the reinsurers, offsetting the valuation allowance.

The amortized cost and estimated fair value of fixed maturities at December 31, 2020, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities are due in the next year to further support management’s decision not to recognize an other-than-temporary impairment.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$24,785,681	$24,846,859
Due after one year through five years	122,361,585	123,915,080
Due after five years through ten years	196,058,708	200,370,657
Due after ten years through twenty years	13,424,333	13,869,258
Due after twenty years	12,525,761	14,161,504
	$369,156,068	$377,163,358

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with insurance rules and regulations. At December 31, 2020 and 2019, these required deposits had a total amortized cost of $3,406,950 and $3,611,292 and fair values of $3,598,352 and $3,612,844, respectively.

The following table presents a reconciliation of the beginning balance for the mortgage loan investments measured at fair value on a recurring basis using Level 3 (See Note #6) inputs at December 31, 2020 and 2019:

	Carrying Value	Interest Income Accrued	Interest Income Earned
December 31, 2020:
Industrial	$1,250,000	$38,097	$136,365
Commercial mortgage loan - multi-family	66,916,151	2,224,689	3,767,725
Other	26,823,819	572,716	626,540
Total mortgage loans	$94,989,970	$2,835,502	$4,530,630
December 31, 2019:
Industrial	$500,000	$—	$15,889
Commercial mortgage loan - multi-family	11,320,924	116,860	329,684
Other	1,989,117	195,168	7,386
Total mortgage loans	$13,810,041	$312,028	$352,959

Geographic Locations:

As of December 31, 2020, the commercial mortgages loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (28%), Pennsylvania (14%), California (14%)) and included loans secured by properties in Europe (12%).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances.

Commercial Mortgage Loans

	December 31, 2020	December 31, 2019
Loan-to-Value Ratio:
0%-59.99%	$49,279,601	$7,164,476
60%-69.99%	22,349,295	3,249,234
70%-79.99%	23,361,074	3,396,331
80% or greater	—	—
Total mortgage loans	$94,989,970	$13,810,041

The components of net investment income for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31,
	2020	2019
Fixed maturities	$3,661,098	$292,453
Mortgage loans	992,300	—
Other	102,801	38,397
Gross investment income	4,756,199	330,850
Less: investment expense	(709,015)	(210,269)
Investment income, net of expenses	$4,047,184	$120,581

Proceeds for the years ended December 31, 2020 and 2019 from sales of investments classified as available-for-sale were $89,135,618 and $5,752,910, respectively. Gross gains of $2,212,818 and $268,848 and gross losses of $388,434 and $30,885 were realized on sales and the realized losses on sales during the year ended December 31, 2020 and 2019, respectively.

Note 5. Derivative Instruments

The Company entered into derivative instruments to hedge fixed indexed annuity products that guarantee the return of principal to the policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options.

The following is a summary of the asset derivatives not designated as hedges embedded derivatives in our FIA product as of December 31, 2020 and 2019:

		December 31, 2020			December 31, 2019
	Location in the
	Consolidated
Derivatives Not Designated	Statement of	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$272,853,853	252	$11,361,034	$9,698,863	24	$575,294
Equity-indexed embedded derivative	Deposit-type contracts	311,964,195	2,101	84,501,492	10,720,324	108	576,634

For December 31, 2020 reporting, the methodology used to bifurcate the GAAP liability into host contract and embedded derivative was refined.  In prior reporting periods a simplified approach was followed given the size of the block, which set the value of the embedded derivative equal to the market value of the options held to provide for the current indexed crediting obligation.  At December 31, 2020, the value of the embedded derivative now considers all amounts projected to be paid in excess of the minimum guarantee (the amounts payable without any indexation increases) over future periods.  The host contract reflects the minimum guaranteed values.  For informational purposes only, the GAAP liability at December 31, 2020 under the old approach would have been $320,306,031, split as $308,608,885 host contract and $11,697,146 embedded derivative.

Due to significant price increases in the capital markets, our securities positions resulted in a substantial unrealized gains at December 31, 2020, reported in accumulated other comprehensive income on the balance sheet. The embedded derivative related to the asset portfolio belonging to the third-party reinsurers offset these unrealized losses by recording a realized loss in other comprehensive income.

The following table summarizes the impact of those embedded derivatives related to the funds withheld provision where the total return on the asset portfolio belongs to the third-party reinsurers:

	December 31, 2020

	Book Value of	Market Value of	Total Return
Portfolio	Assets	Assets	Swap Value
Ironbound	$98,714,156	$99,747,812	$(1,033,656)
SDA	27,224,279	27,479,836	(255,557)
US Alliance	35,707,207	36,360,501	(653,294)
Crestline Re SP 1	62,162,766	63,130,867	(968,101)
Total	$223,808,408	$226,719,016	$(2,910,608)

The total return swap value was recorded as a decrease in our amounts recoverable from reinsurers of $2,910,608 on our balance sheet and a realized loss of $2,910,608 on our income statement.  No total return swap value was recorded as of December 31, 2019.

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

Level 1 measurements

Cash equivalents: The carrying value of cash equivalents and short-term investments approximate the fair value because of the short maturity of the instruments.

Level 2 measurements

Cash: The carrying value of cash approximates the fair value because of the short maturity of the instruments.

Investment escrow: The Company holds in escrow as of December 31, 2020, cash that will be used to settle a mortgage loan that did not close until January 2021.

Fixed maturities: Fixed maturities are recorded at fair value on a recurring basis utilizing a third-party pricing source such as the Clearwater AVS+ SVO pricing. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the year ended December 31, 2020 and 2019, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source such as the Standard & Poor’s (“S&P’) 500 index and the S&P Multi-Asset Risk Control (“MARC”) 5% index.

Notes receivable: The Company held in notes receivable as of December 31, 2020, a note of $5,665,487, that includes paid-in-kind (“PIK”) interest, between American Life and a third-party that was rated by a NRSRO. This note is being carried at the fair market value.

Level 3 measurements

Fixed maturities: The carrying value of assets classified as fixed maturities are generally carried as unpaid principle. These fixed maturities include term loans. The inputs used to measure the fair value of these assets are classified as Level 3 within the fair value hierarchy.

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in our policyholder contracts. These embedded derivatives are being carried at the fair market value as of December 31, 2020.

Mortgage loans on real estate, held for investment: Mortgage loans are generally stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due.

Other invested assets: The carrying value of assets classified as other investments approximates fair value. Other invested assets include equipment leases, a fund investment, and loans held for investments. The inputs used to measure the fair value of these assets are classified as Level 3 within the fair value hierarchy.

Preferred equity and warrants:  The preferred equity and warrants investments were recorded at its principal value as there was no traded market values for the equity and warrants.

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

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2020
Financial assets
Fixed maturities:
U.S. government obligations	$—	$6,164,983	$—	$6,164,983
Mortgage-backed securities	—	14,757,414	—	14,757,414
Asset-backed securities	—	221,773,609	—	221,773,609
States and political subdivisions — general obligations	—	117,330	—	117,330
States and political subdivisions — special revenue	—	6,202,204	—	6,202,204
Trust preferred	—	2,284,816	—	2,284,816
Corporate	—	18,608,995	107,254,007	125,863,002
Total fixed maturities	—	269,909,351	107,254,007	377,163,358
Mortgage loans on real estate, held for investment	—	—	94,989,970	94,989,970
Derivatives	—	11,361,034	—	11,361,034
Other invested assets	—	—	21,897,130	21,897,130
Investment escrow	—	3,174,047	—	3,174,047
Preferred stock	—	—	3,897,980	3,897,980
Notes receivable	—	5,665,487	—	5,665,487
Policy loans	—	—	45,573	45,573
Total Investments	$—	$290,109,919	$228,084,660	$518,194,579
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$84,501,492	$—	84,501,492

December 31, 2019
Fixed maturities:	—
U.S. government obligations	—	2,081,224	—	2,081,224
Mortgage-backed securities	—	798,608	—	798,608
Asset-backed securities	—	95,247,824	—	95,247,824
States and political subdivisions — general obligations	—	249,282	—	249,282
States and political subdivisions — special revenue	—	25,291	—	25,291
Corporate	—	18,839,632	—	18,839,632
Total fixed maturities	—	117,241,861	—	117,241,861
Mortgage loans on real estate, held for investment	—	—	13,810,041	13,810,041
Derivatives	—	575,294	—	575,294
Investment escrow	—	3,899,986	—	3,899,986
Other invested assets	—	—	2,468,947	2,468,947
Preferred stock	—	—	500,000	500,000
Policy loans	—	—	106,014	106,014
Total Investments	$—	$121,717,141	$16,885,002	$138,602,143
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$576,634	$—	576,634

There were no reclassifications of financial instruments between Level 1, Level 2, and Level 3 during the years ended December 31, 2020 or 2019.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of December 31, 2020 and 2019, respectively:

	December 31, 2020
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$45,573	$—	$—	$45,573	$45,573
Cash and cash equivalents	151,679,274	100,566,580	51,112,694	—	151,679,274
Liabilities:
Policyholder deposits (Deposit-type contracts)	597,868,472	—	—	597,868,472	597,868,472

	December 31, 2019
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$106,014	$—	$—	$106,014	$106,014
Cash and cash equivalents	43,716,205	26,230,027	17,486,178	—	43,716,205
Liabilities:
Policyholder deposits (Deposit-type contracts)	171,168,785	—	—	171,168,785	171,168,785

The following table presents a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the years ended December 31, 2020 and 2019.

	Beginning					Ending
	Balance					Balance
	As of					As of
	December 31,			Valuation		December 31,
	2019	Additions	Sales	Allowance	Impairment	2020
Assets
Policy loans	$106,014	$—	$60,441	$—	$—	$45,573
Mortgage loans on real estate,
held for investment	13,810,041	99,356,435	18,176,506	—	—	94,989,970
Other invested assets	2,468,947	78,620,694	54,517,558	(776,973)		25,795,110
Fixed maturities	—	107,254,007	—	—	—	107,254,007
Investment escrow	—	3,174,047	—	—	—	3,174,047
Preferred stock	500,000	3,897,980	—	—	(500,000)	3,897,980
Total Investments	$16,885,002	$292,303,163	$72,754,505	$(776,973)	$(500,000)	$235,156,687

Significant Unobservable Inputs—Significant unobservable inputs occur when we could not obtain or corroborate the quantitative detail of the inputs. This applies to fixed maturity securities, preferred stock, mortgage loans and certain derivatives, as well as embedded derivatives in liabilities. Additional significant unobservable inputs are described below.

Interest sensitive contract liabilities – embedded derivative – Significant unobservable inputs we use in the fixed indexed annuities embedded derivative of the interest sensitive contract liabilities valuation include:

1)	Nonperformance risk – For contracts we issue, we use the credit spread, relative to the US Department of the Treasury (Treasury) curve based on our public credit rating as of the valuation date. This represents our credit risk for use in the estimate of the fair value of embedded derivatives.

2)	Option budget – We assume future hedge costs in the derivative’s fair value estimate. The level of option budgets determines the future costs of the options and impacts future policyholder account value growth.

3)	Policyholder behavior – We regularly review the lapse and withdrawal assumptions (surrender rate). These are based on our initial pricing assumptions updated for actual experience. Actual experience may be limited for recently issued products.

The following summarizes the unobservable inputs for AFS and trading securities and the embedded derivatives of fixed indexed annuities:

	December 31, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$84.5	Option Budget Method	Nonperformance risk	0.3%	1.3%	0.7%	Decrease
			Option budget	2.6%	3.4%	2.7%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.6%	Decrease
* Weighted by account value

Note 7. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Loss carryforwards	$1,556,855	$436,777
Capitalized costs	174,364	221,918
Stock option granted	14,270	4,566
Unrealized losses on investments	1,534,332	—
Policy acquisition costs	2,243,267	1,468,030
Charitable contribution carryforward	2,490	1,020
Property and equipment	—	15,508
Sec 163(j) limitation	153,809	—
Benefit reserves	3,568,914	848,643
Total deferred tax assets	9,248,301	2,996,462
Less valuation allowance	(7,001,687)	(2,618,741)
Total deferred tax assets, net of valuation allowance	2,246,614	377,721
Deferred tax liabilities:
Unrealized losses on investments	1,994,232	116,088
Due premiums	81,789	81,789
Intangible assets	147,000	147,000
Policy loans	—	32,844
Bond Discount	20,556	—
Property and equipment	3,037	—
Total deferred tax liabilities	2,246,614	377,721
Net deferred tax assets	$—	$—

At December 31, 2020 and 2019, the Company recorded a valuation allowance of $7,001,687 and $2,618,741, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

There was income tax expense of $1,584,769 and $234,180 for the years ended December 31, 2020, and  2019. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Year ended December 31,
	2020	2019
Computed expected income tax benefit	$(2,237,592)	$(1,154,890)
Increase (reduction) in income taxes resulting from:
State tax net of federal benefit	158,316	—
IMR and reinsurance	25,571	—
Nondeductible expenses	5,321	6,170
Change in valuation allowance	4,048,477	1,196,724
Dividends received deduction	(10,308)	—
COD Interest	—	177,563
Prior year true-up	(405,016)	8,613
Subtotal of increases	3,822,361	1,389,070
Tax expense	$1,584,769	$234,180

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of December 31, 2020, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $7,798,793. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $798,236 prior to 2017 will expire through the year of 2032, and the NOLs generated from June 28, 2018 to December 31, 2020 do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $5,080,148 on the deferred tax assets related to these federal NOL carryforwards.

Loss carry forwards for tax purposes as of December 31, 2020, have expiration dates that range from 2024 through 2040.

Note 8. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019, is as follows (excluding Unified):

	December 31, 2020	December 31, 2019
Balance sheets:
Benefit and claim reserves ceded	$32,146,042	$30,579,524

	Year ended December 31,
	2020	2019
Statements of comprehensive (loss) income:
Premiums ceded	$884,266	$996,711
Benefits ceded	222,834	201,823
Commissions ceded	10,163	10,445

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer except for Unified as it is accounted for as discontinued operations as of December 31, 2020:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$—	$—	$—
Optimum Re Insurance Company	A	—	—	524,734	—	524,734
Sagicor Life Insurance Company	A-	—	141,107	11,285,364	276,596	11,149,875
SDA Annuity & Life Re	NR	—	—	3,540,697	—	3,540,697
Crestline SP 1	NR	—	—	9,695,427	—	9,695,427
US Alliance Life and Security Company	NR	—	—	7,264,229	28,920	7,235,309
		$—	$141,107	$32,310,451	$305,516	$32,146,042

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

Due to the market price increases in 2020, certain assets that were carried on our balance sheet have resulted in approximately $8.0 million of unrealized gains as of December 31, 2020. As discussed in “Note. 1. Nature of Operations and Basis of Presentation – Comprehensive loss,” American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5. As a result of the market volatility, the assets had unrealized gains of approximately $2.9 million as of December 31, 2020. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized gains on the assets held by American Life were offset by a loss in the embedded derivative of $2.9 million. We account for this gain pass through by recording equivalent realized losses on our income statement.

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

The initial settlement included net premium income of $45,005,536 (gross premiums of $46,568,321 minus gross commissions paid of $1,562,786) and net statutory reserves of $44.904,704. The initial settlement for the Funds Withheld Account was $24,928,934 and for the Modco Deposit Account was $16,619,289 and the reserves required were $26,944,622 and $17,963,081, respectively. The amount owed by Ironbound to the Funds Withheld Account and the Modco Deposit Account from the trust account was $2,015,688 and $1,343,792, respectively which was funded at the closing of the Ironbound transaction.

Effective November 7, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco SDA Agreement”) with SDA Annuity & Life Re (“SDA”), a Cayman Islands-domiciled reinsurance company. Under the FW/Modco SDA Agreement, American Life cedes to SDA, on a funds withheld coinsurance and modified coinsurance basis, 5% quota share of certain liabilities with respect to its multi-year guaranteed annuity MYGA business and an initial 95% quota share of certain liabilities with respect to its fixed indexed annuity FIA through December 31, 2019 and thirty 30% through September 30, 2020. American Life has established two accounts to hold the assets for the FW/Modco Agreement, a Funds Withheld Account and a Modco Deposit Account.

In addition, a trust account was established on November 7, 2019 among American Life, SDA and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the SDA Funds Withheld Account and the SDA Modco deposit account for any shortage in required reserves.

The initial settlement included net premium income of $3,970,509 and net statutory reserves of $3,986,411. The initial settlement for the funds withheld account was $2,256,802 and for the Modified coinsurance deposit was $1,504,535 and the reserves required was $2,391,847 and $1,594,564, respectively. The amount owed to the funds withheld account and the Modified coinsurance deposit account from the trust account was $135,044 and $90,029, respectively which was funded at the closing of the SDA transaction. Effective August 25, 2020, the quota share was reduced to 0% for both MYGA and FIA products.

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

The initial settlement included net premium income of $13,542,325 and net statutory reserves of $14,706,862. The initial settlement for the Funds Withheld Account was $12,729,785 and to the trust account was $812,539 from American Life and $5,000,000 from US Alliance. Effective June 30, 2020, the FIA quota share was reduced to 0% and effective July 1, 2020, the MYGA quota share was reduced to 0%.

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

On July 23, 2020, the Nebraska Department of Insurance (“NDOI”) approved the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Seneca Incorporated Cell, LLC 2020-02 (“SRC2”) of Seneca Re, now known as Crestline SP1. The agreement closed on July 27, 2020. Under the agreement, American Life ceded to SRC2, on a Funds Withheld and Modified Coinsurance basis, an initial 25% quota share of certain liabilities with respect to American Life’s MYGA business and 40% quota share of certain liabilities with respect to American Life’s FIA business effective April 24,2020. American Life has established a SRC2 Funds Withheld Account and a Modified Coinsurance Account to hold the assets pursuant to the agreement. The NDOI approved the inclusion of the SRC2 coinsurance in American Life’s September 30, 2020 statutory financial statements.

Effective July 1, 2018, American Life entered into an assumptive and indemnity coinsurance transaction with Unified to transfer 100% of the risk related to the remaining legacy block of business, see Note 2 above for further discussion. We transferred $19,311,616 of GAAP net adjusted reserves as of July 1, 2018 to Unified for cash of $14,320,817, which was net of a ceding allowance of $3,500,000 plus the accrued interest on the transaction from July 1, 2018 until it closed on December 10, 2018. Unified assumed certain responsibilities for incurred claims, surrenders and commission from the effective date.

The ceding commission of $3,500,000 was recorded net of the difference between statutory and GAAP net adjusted reserves, the elimination of DAC of $1,890,013, value of business acquired (“VOBA“) of $338,536, and the remaining deferred profit from our legacy business of $26,896. The remaining $3,069,690 was reflected as a deferred gain and will be recognized into income over the expected duration of the legacy blocks of business. As of December 31, 2020, Unified had converted 90% of the indemnity coinsurance to assumptive coinsurance. American Life had amortization income for the year ended December 31, 2020 of $305,959 as a result of the assumption of the additional 11% of the indemnity policies compared to the 79% assumed as of December 31, 2019. The ending deferred ceding commission at December 31, 2020 and 2019 was $276,935 and $582,894, respectively.

Under GAAP, ceding commissions are deferred on the balance sheet and are amortized over the period of the policyholder contracts. The tables below shows the ceding commissions from the reinsurers excluding SRC1 and what was earned on a GAAP basis:

		Year ended December 31,
		2020				2019
Reinsurer	Effective Date of Transaction	Gross Ceding Commission	Expense Allowances(1)	Interest on Ceding Commissions	Earned Ceding Commission	Gross Ceding Commission	Expense Allowances	Interest on Ceding Commissions	Earned Ceding Commission
Ironbound Reinsurance Company Limited	July 2019	$688,110	$703,163	$220,635	$435,366	$4,843,120	$4,734,926	$77,800	$126,429
SDA Annuity & Life Re	November 2019	1,354,304	2,616,888	67,246	78,012	996,701	1,734,184	27,827	45,220
US Alliance Life and Security Company(2)	November 2019	2,278,511	4,030,614	38,719	139,313	—	—	—	—
Crestline SP 1	July 2020	6,242,612	11,798,718	48,419	190,477	—	—	—	—
		$10,563,537	$19,149,383	$375,019	$843,168	$5,839,821	$6,469,110	$105,627	$171,649

(1) Includes: acquisition and administrative expenses, commission expense allowance and product development fees.

(2) US Alliance Life and Security Company funds withheld and funds paid treaty

The tables below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

		December 31, 2020	December 31, 2019
Reinsurer	Effective Date of Transaction	Deferred Ceding Commission	Deferred Ceding Commission
US Alliance Life and Security Company(1)	September 2017	$172,297	$858,675
Unified Life Insurance Company(1)	July 2018	276,935	582,894
Ironbound Reinsurance Company Limited(2)	July 2019	5,642,095	5,060,359
SDA Annuity & Life Re(2)	November 2019	2,703,496	1,076,267
US Alliance Life and Security Company(3)	April 2020	2,472,559	—
Crestline SP 1	July 2020	6,931,375	—
		$18,198,757	$7,578,195

(1)	These reinsurance transactions on our legacy business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired (“VOBA”) related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
(2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).
(3)	US Alliance Life and Security Company funds withheld and funds paid treaty.

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. At December 31, 2020 and 2019, no contingency reserves were established.

American Life expects to reinsure substantially all of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Note 9. Notes Payable

On June 28, 2018, we underwent a change in control as a result of the closing of a Loan, Convertible Preferred Stock and Convertible Senior Secured Note Purchase Agreement dated May 9, 2018 (the “Agreement”) with a non-affiliated third-party, Xenith. Vespoint LLC, a Delaware limited liability company (“Vespoint”), owns 100% of the voting stock of Xenith. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company, and Rendezvous Capital LLC, a New York limited liability company. Each of these companies is a private investment company; they are controlled by Michael Minnich and A. Michael Salem, who are Co-Chief Executive Officers of Vespoint and Executive Officers of Midwest and American Life.

At closing of the Agreement with Xenith, it loaned a total of $600,000 to Midwest, repayable upon maturity in 10 years with interest of 8% per annum with 4% payable quarterly and another 4% accrued and payable upon maturity. The loans were made under two notes of $500,000 and $100,000, respectively. The Agreement further provided that Xenith, in its sole discretion, could loan up to an additional $23,500,000 to Midwest. Any loans made by Xenith under this election (“Subsequent Loans”) could also to be converted into Midwest’s voting common stock at $10.29 per share. Xenith contributed an additional $18,500,000 in the fourth quarter of 2018 following the amendment of the Midwest Articles of Incorporation to increase its authorized voting common shares. All loans were later converted into Midwest voting common stock on June 18, 2019. Any additional borrowing capacity was terminated by written mutual consent in April 2020.

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

The following table sets forth information regarding loans made to us by Xenith and the number of shares of voting common stock each loan was converted into on June 18, 2019:

		Shares of Common
		Stock into which
	Loan	Loans Were
	Principal	Converted
Date of Loan	Amount	As Restated
June 28, 2018	$500,000	48,570
June 28, 2018	100,000	9,714
October 10, 2018	1,000,000	97,139
December 7, 2018	17,500,000	1,699,938
Total	$19,100,000	1,855,361

As of December 31, 2020, Midwest had no notes outstanding to Xenith.

Note 10. Long-Term Incentive Plans

2019 Plan

On June 11, 2019, our Board of Directors approved the Midwest Holding Inc. Long-Term Incentive Plan (the ”2019 Plan”) that reserves up to 102,000 shares of our voting common stock for award issuances.  It provides for the grant of options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, performance bonuses, stock awards and other incentive awards to eligible employees, consultants and eligible directors, subject to the conditions set forth in the 2019 Plan. All awards are required to be established, approved, and/or granted by the compensation committee of our Board.

On July 19, 2019, we  granted stock options for 17,900 shares of voting common stock under the 2019 Plan that are exercisable during a ten-year period after the date of grant at a price of $25.00 per share, with one-third exercisable after July 17, 2021 and two-thirds exercisable after July 17, 2023. The fair market value of the shares was $8.00 per share at the grant date. Management considered the stock options as compensation. Using the BlackScholes Model we determined the compensation expense was $143,200. The factors we used to determine the expense were: the weighted average fair market value at grant date of $8.00 per share, the exercise price of $25.00 per share, the option term of 10 years, an annual risk-free interest rate of 1.84% based upon the 10-year U.S. Treasury rate at grant date, volatility of the price of the stock before the date of the grants, the amount of shares and the closely held nature of the stock before the grants.

On July 21, 2020, we granted stock options for 26,300 shares of voting common stock. Management considered the stock options as compensation. Using the BlackScholes Model we determined the compensation expense was $334,950. The factors we used to determine the expense were: the weighted average fair market value at grant date of $14.50 per share, the exercise price of per share, the time to maturity of 10 years, an annual risk-free interest rate of .55% based upon the 10-year U.S. Treasury rate at grant date and a 60% volatility based on a valuation by an outside evaluator relating to the grants of these options.

On September 15, 2020, we granted stock options for 6,667 shares of voting common stock at an exercise price of $25.00 per share. Management considered the stock options grants as compensation expense. Using the BlackScholes Model we determined the compensation expense was $144,014. The factors we used to determine the expense were: the weighted average fair market value at grant date of $21.60 per share, the exercise price of $41.25 per share, the time to maturity of 10 years, an annual risk-free interest rate of .69% based upon the 10-year U.S. Treasury rate at grant date and a 66.2% volatility based on a valuation by an outside evaluator relating to the grants of these options.

On November 16, 2020, we granted stock options for 35,058 shares of voting common stock at an exercise price of $41,25 per share. Management considered the stock options grant as compensation expense. Using the BlackScholes Model we determined the compensation expense was $1,032,458. The factors we used to determine the expense were: the weighted average fair market value at grant date of $29.45 per share, the exercise price of $41.25 a per share, the time to maturity of 10 years, an annual risk-free interest rate of .91% based upon the 10-year U.S. Treasury rate at grant date and a 66.3% volatility based on a valuation by an outside evaluator relating to the grant of these options.

Also ,on November 16, 2020 we granted an award of restricted stock for 18,597 shares of voting common stock to an officer. Management considered the restricted stock grant as compensation expense. Using the BlackScholes Model we determined the compensation expense was $547,682. The factors we used to determine the expense were: the weighted average fair market value at grant date of $29.45 per share, the exercise price of $41.25 per share, an annual risk-free interest rate of .91% based upon the 10-year U.S. Treasury rate at grant date and a 66.3% volatility based on a valuation by an outside evaluator relating to this restricted stock grant.

On May 1, 2020, stock options for 200 shares with a fair market value of $8.0 per share, became vested in connection with the resignation of two Board members. For the year ended December 31, 2020 and 2019, we amortized the compensation expense, from the stock grants on the three dates above, over the two and four year vesting tranches as an expense and an increase in additional paid in capital of $163,664 and $21,745, respectively.

The table below shows the remaining non-vested shares under the 2019 Plan as of December 31, 2020 and 2019, respectively:

	Year ended December 31,
	2020	2019
	Stock Options/ Restricted Stock Outstanding(1)	Stock Options Outstanding(1)
Beginning balance	17,900	—
Options granted	68,025	17,900
Restricted stock granted	18,597	—
Forfeited	(3,350)	—
Vested	(200)	—
Ending Balance	100,972	17,900

(1)	Reflects reverse stock split of 500:1 as of August 27, 2020

Note 11. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Beginning balance	$171,168,785	$7,234,927
US Alliance	(3,307,587)	657,986
Ironbound Reinsurance Company Limited	6,080,196	1,839,551
SDA Annuity & Life Re (includes MVA adjustment and embedded derivative)	3,053,160	194,940
Crestline SP 1	3,606,833	—
Deposits received	415,561,302	161,392,700
Investment earnings (includes embedded derivative)	4,214,828	9,271
Withdrawals	(2,509,045)	(160,590)
Ending balance	$597,868,472	$171,168,785

Note 12. Commitments and Contingencies

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life received a Certificate of Authority to conduct business in Iowa during the first quarter of 2019. American Life received a Certificate of Authority to conduct business during 2020 from each of the following states and the District of Columbia: Utah, Montana, Louisiana and Ohio. American Life has pending applications in six additional states that are expected to be approved by the end of 2020. The Nebraska Department of Insurance (“NDOI”) granted American Life approval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Ironbound prior to closing of the agreement in July 2019. The NDOI granted American Life approval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with SDA prior to closing F-45 of the agreement in December 2019. The NDOI granted American Life approval to enter into the Funds Withheld and Funds Paid Coinsurance Agreement with US Alliance prior to closing of the agreement on April 15, 2020. The NDOI granted American Life approval to enter into the Funds Withheld and Modified Coinsurance Agreement with Seneca Re through SRC1 prior to closing of the agreement on May 13, 2020. The NDOI granted American Life approval to enter into the FW and Modco Agreement with Seneca Re SRC2 prior to closing of the agreement on July 23, 2020.

Note 13. Leases

Our operating lease activities consist of leases for office space and equipment. Our finance lease activities consist of leases for hardware which we will own at the end of the lease agreement. None of our lease agreements include variable lease payments. See the discussion of our January 1, 2019 implementation of a new accounting standard for leases and its impact on our Consolidated Financial Statements at Note 1. New Accounting Standards.

Supplemental balance sheet information for our leases for the years ended December 31, 2020 and 2019, are as follows:

		As of	As of
Leases	Classification	December 31, 2020	December 31, 2019
Assets
Noncurrent:
Finance	Office and other equipment, net of accumulated depreciation and amortization	$—	$2,913
Operating	Operating lease right-of-use assets	348,198	470,132
Total leased assets		$348,198	$473,045

Liabilities
Current:
Finance lease	Finance lease liabilities	$—	$1,860
Noncurrent:
Operating lease	Operating lease liabilities	396,911	524,248
Total leased liabilities		$396,911	$526,108

The difference between assets and liabilities includes a $5,266 adjustment to the finance lease and a $54,454 adjustment to an operating lease, both on January 1, 2019 as part of the ASC 842 implementation adjustment discussed in Note 2. New Accounting Standards.

Our operating and finance leases expenses for the years ended December 31, 2020 and 2019, are as follows:

		Year ended December 31,
Leases	Classification	2020	2019
Operating	General and administrative expense	$8,731	$13,797

Finance lease cost:
	Amortization expense	2,913	11,651
	Interest expense	111	444

Minimum contractual obligations for our leases as of December 31, 2020 are as follows:

Operating Leases
2021	$164,081
2022	156,608
2023	161,674
2024	13,508
Total remaining lease payments	$495,871

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2020	2019
Cash payments
Operating cash flows from operating leases	$(5,404)	$(337)
Operating cash flows from finance leases	1,164	4,657
Financing cash flows from finance leases	(111)	(444)

The weighted average remaining lease terms of our operating leases were approximately one and a half years, respectively as of December 31, 2020. The weighted average discount rate used to determine the lease liabilities for finance leases was 6% and operating leases was 8% as of December 31, 2020 and 2019, respectively. The discount rate used for finance leases was based on the rates implicit in the leases. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 14. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. As filed in the statutory-basis annual statement with the Nebraska Department of Insurance, American Life’s statutory net gains for the year ended December 31, 2020 and 2019 were $3,893,041 and $1,317,885, respectively. Capital and surplus of American Life as of December 31, 2020 and 2019 was $77,446,537 and $19,507,325, respectively. The increase in capital and surplus of American Life was due to capital contributions from Midwest to American Life of $55.0 million during 2020. The net gain was primarily due to the ceding commission and reserve adjustments earned on the Ironbound, SDA, US Alliance, SRC1, and Crestline Re SP 1 reinsurance transactions; offset by continuing expenses incurred to provide services on the new software and related technology to distribute products through national marketing organizations. The MYGA sales began late in January 2019 with $145,747,737 of face amount of MYGA policies and $15,616,831 of face amount of FIA policies issued during 2019. MYGA and FIA sales were $114,661,090 and $300,900,211, respectively with an additional $2,632,158 of MYGA and $39,930,262 of FIA sales were pending as of December 31, 2020.

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiary is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus at December 31, 2020 and 2019, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements.

As of December 31, 2020, American Life had an invested asset that was impaired as a result of the fair market of the underlying collateral being valued less that the book value. This was non-admitted for statutory accounting. This asset was held in our modified coinsurance account for Ironbound so it was passed through to the third-party reinsurer through as a reduction of the investment income earned by the third-party reinsurer.

As of December 31, 2020 and 2019, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 15. Third-party Administration

The Company commenced its third-party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. TPA fee income earned for TPA administration during the year ended December 31, 2020 and 2019 were $142,222 and $43,300, respectively.

Note 16. Reverse Stock Split

On August 10, 2020, Midwest filed Articles of Amendment of Amended and Restated Articles of Incorporation (“Amendment”) that changed the total number of shares that the Company is authorized to issue to 22,000,000 shares of common stock, of which

20,000,000 were designated as voting common stock with a par value of $0.001 per share and 2,000,000 designated as non-voting common stock with a par value of $0.001 per share. The Amendment also provides for 2,000,000 shares of preferred stock with a par value of $0.001 per share. The Amendment provided that upon effectiveness, each 500 shares of voting common stock either issued or outstanding would be converted into one share of voting common stock through a reverse stock split. Fractional shares were not issued in connection with the reverse stock split but were paid out in cash. The Company paid approximately $175,000 for those fractional shares and is now holding treasury stock represented by that amount. Outstanding shares as of December 31, 2020 and 2019, were 3,737,564 and 2,042,670, respectively. The effective date, August 27, 2020, for the reverse stock split was retrospectively applied to these financial statements.

Note 17. Capital Raise

On December 17, 2020, Midwest announced that it priced a public offering of 1,000,000 shares of its voting common stock offered by the Company at a price to the public of $70.00 per share.  The Midwest voting common stock was approved for listing on the Nasdaq Capital Market under the ticker symbol “MDWT.” The offering closed on December 21, 2020.

A registration statement relating to this offering was declared effective by the Securities and Exchange Commission (the “SEC”) on December 16, 2020. The offering was made only by means of a prospectus.

Midwest raised $70,000,000 proceeds from the capital raise and incurred deal expenses of approximately $4,636,102 that was offset against those proceeds.

Note 18. Equity

Preferred stock

As of December 31, 2020 and 2019, the Company had 2,000,000 shares of preferred stock authorized but none issued or outstanding.

Common Stock

The voting common stock is traded on the National Association of Securities Dealers (“NASDAQ”) under the symbol “MDWT”. Midwest voting common stocks par value is $0.001 and has authorized 20,000,000 shares. As of December 31, 2020 and 2019, Midwest had 3,737,564 and 2,042,670, respectively, shares issued and outstanding.

Midwest holds treasury stock of approximately $175,000 due to the reverse stock split discussed in Note 16 above.

Additional paid-in capital

Additional paid-in capital is primarily comprised of the cumulative excess cash received by the Company in conjunction with past issuances of Common Stock shares.  It also is increased by the amortization expense of the consideration calculated at inception of the stock option grant as discussed in Note. 10 – Long-Term Incentive Plan above.

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income.  AOCI includes the unrealized gains and losses on investments and DAC, net of offsets and taxes, and a note receivable paid-in-kind (“PIK”) interest accrued, net of taxes.

The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Unrealized investment gains (losses) on AFS securities, net of offsets	Unrealized gains on foreign currency	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(1,818,014)	$—	$(1,818,014)
Other comprehensive income before reclassificaitons	2,645,015	—	2,645,015
Unrealized gains on foreign currency	—	146,185	146,185
Less: Reclassification adjustments for losses realized in net income	(353,602)	—	(353,602)
Balance at December 31, 2019	473,399	146,185	619,584
Other comprehensive income (loss) before reclassificaitons, net of tax	7,398,432	—	7,398,432
Unrealized gains on foreign currency	—	(146,185)	(146,185)
Less: Reclassification adjustments for losses realized in net income, net of tax	(1,441,264)	—	(1,441,264)
Balance at December 31, 2020	$6,430,567	$—	$6,430,567

Note 19. Deferred Acquisition Costs

The following table represents a rollforward of DAC, net of reinsurance:

DAC
Balance at December 31, 2019	—
Additions	13,919,206
Amortization	(670,233)
Interest	138,295
Impact of unrealized investment losses	69,035
Balance at December 31, 2020	$13,456,303

MIDWEST HOLDING INC. AND SUBSIDIARIES

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2020

			Amount
			Recognized in
	Amortized		Consolidated
	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturities:
U.S. government obligations	$5,744,221	$6,164,983	$6,164,983
Mortgage-backed securities	14,638,299	14,757,414	14,757,414
Asset-backed securities	216,500,672	221,773,609	221,773,609
States and political subdivisions -- general obligations	106,528	117,330	117,330
States and political subdivisions -- special revenue	5,293,365	6,202,204	6,202,204
Trust preferred	2,218,142	2,284,816	2,284,816
Corporate	124,654,841	125,863,002	125,863,002
Total fixed maturities	$369,156,068	$377,163,358	$377,163,358
Mortgage loans on real estate, held for investment	94,989,970	—	94,989,970
Derivatives	8,532,252	11,361,034	11,361,034
Other invested assets	21,897,130	21,897,130	21,897,130
Investment escrow	3,174,047	3,174,047	3,174,047
Preferred stock	3,897,980	3,897,980	3,897,980
Notes receivable	5,665,487	5,665,487	5,665,487
Policy loans	45,573	—	45,573
Total Investments	$507,358,507	423,159,036	$518,194,579

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Balance Sheets

	As of December 31,
	2020	2019
Assets:
Investment in subsidiaries (1)	$78,735,693	$14,417,498
Preferred stock	—	500,000
Cash and cash equivalents	7,681,529	4,446
Notes receivable	28,750	—
Property and equipment, net	38,651	30,717
Right of use assets	337,406	446,835
Other assets	1,590,292	51,245
Total assets	$88,412,321	$15,450,741
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	500,000	500,000
Lease 1iability	386,119	500,952
Accounts payable and accrued expenses	1,196,703	291,041
Total liabilities	2,082,822	1,291,993
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of December 31, 2020 or December 31, 2019	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,737,564 and 2,042,670 shares issued and outstanding as of December 31, 2020 and 2019, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding at December 31, 2020 or 2019	3,738	2,042
Additional paid-in capital	133,592,605	54,494,355
Treasury stock	(175,333)	—
Accumulated deficit	(53,522,078)	(41,081,710)
Accumulated other comprehensive loss	6,430,567	619,584
Total Midwest Holding Inc.'s stockholders' equity	86,329,499	14,034,271
Noncontrolling interest	—	124,477
Total stockholders' equity	$86,329,499	$14,158,748
Total liabilities and stockholders' equity	88,412,321	15,450,741

(1)	eliminated in consolidation.

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Statements of Comprehensive Loss

	As of December 31,
	2020	2019
Income:
Investment loss, net of expenses	$(168)	$(270)
Miscellaneous income	31,798	48,368
	31,630	48,098
Expenses:
General	968,789	1,261,131

Loss from continuing operations before taxes	(937,159)	(1,213,033)
Income tax expense (See Note 7)	37,444	—
Loss before equity in loss of consolidated subsidiaries	(899,715)	(1,213,033)
Equity in loss of consolidated subsidiaries	(11,540,653)	(4,396,148)
Net loss	(12,440,368)	(5,609,181)
Less: Gain attributable to noncontrolling interest	—	(124,477)
Net loss	(12,440,368)	(5,733,658)
Comprehensive Income:
Unrealized gains on investments arising during period, net of tax	7,398,432	2,645,015
Unrealized gains on foreign currency, net of tax	(146,185)	146,185
Less: reclassification adjustment for net realized gains on investments	(1,441,264)	(353,602)
Other comprehensive income, net of tax	5,810,983	2,437,598
Comprehensive loss	$(6,629,385)	$(3,296,060)

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(12,440,368)	$(5,733,658)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	11,540,653	4,396,148
Depreciation	(7,934)	(3,500)
Preferred stock dividend	—	845,536
Stock options	163,664	21,745
Net transfers to noncontrolling interest	—	124,477
Other assets and liabilities	84,596	274,451
Net cash used by operating activities	(659,389)	(74,801)
Cash Flows from Investing Activities:
Purchase of preferred stock	—	(500,000)
Net (purchases) disposals of property and equipment	—	—
Net cash used by investing activities	—	(500,000)
Cash Flows from Financing Activities:
Capital contribution	79,311,805	—
Repurchase of common stock	(70,300,000)	—
Treasury stock	(175,333)	—
Acquisition of noncontrolling interest	(500,000)	—
Noncontrolling interest
Note payable to American Life	—	500,000
Capital contribution to American Life	—	—
Net cash provided by financing activities	8,336,472	500,000
Net (decrease) increase in cash and cash equivalents	7,677,083	(74,801)
Cash and cash equivalents:
Beginning	4,446	79,247
Ending	$7,681,529	$4,446

Supplementary information
Cash paid for taxes	$350,400	$—
Conversion of notes payable and preferred stock
Book value of note payable	—	(19,100,000)
Book value of preferred stock		(1,500,000)
Common stock, note payable ($927,680) and preferred stock ($72,855)	—	1,000,535
Additional paid in capital, note payable ($18,172,320) and preferred stock ($1,427,145)	—	19,599,465

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

	As of December 31, 2020			For the Year Ended December 31, 2020
	Future Policy					Death and
	Benefits,		Deferred			Other Benefits
	Claims and		Gain on		Net	and Increase	Other
	Deposit-type	Advance	Coinsurance	Premium	Investment	in Benefit	Operating
	Contracts	Premiums	Transaction	Revenue	Income	Reserves	Expenses
Life Insurance	$610,805,948	$2,541	$18,198,757	$24	$2,362,087	$4,890,108	$16,547,380

	As of December 31, 2019			For the Year Ended December 31, 2019
	Future Policy					Death and
	Benefits,		Deferred			Other Benefits
	Claims and		Gain on		Net	and Increase	Other
	Deposit-type	Advance	Coinsurance	Premium	Investment	in Benefit	Operating
	Contracts	Premiums	Transaction	Revenue	Income	Reserves	Expenses
Life Insurance	$187,713,925	$261	$7,578,195	$(152)	$120,581	$75,520	$8,699,269

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

					Percentage
					of Amount
			Assumed		Assumed
		Ceded to Other	from Other		to
	Gross Amount	Companies	Companies	Net Amount	Net
Year ended December 31, 2020
Life insurance in force	$92,403,000	$90,565,000	$—	$1,838,000	0.00%

Life insurance premiums	$1,851,067	1,851,043	$—	$24	0.00%

Year ended December 31, 2019
Life insurance in force	$103,575,000	$101,737,000	$—	$1,838,000	0.00%

Life insurance premiums	$2,881,909	2,882,061	$—	$(152)	0.00%

Schedule V

Midwest Holding Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31,
	2020	2019
Accumulated Depreciation:
Beginning of the year	975,481	943,323
Depreciation expense	47,853	40,000
Disposals	—	(7,842)
End of the year	$1,023,334	$975,481