Form 10-Q
period 2021-03-31
MIDWEST HOLDING INC.
filed 2021-05-14
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-39812

Midwest Holding Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0362426
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2900 S. 70th, Suite 400, Lincoln, NE	68506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 489-8266

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s): Name of Each Exchange on Which Registered
Voting Common Stock, $0.001 par value	MDWT The NASDAQ Stock Market, LLC

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

As of May 1, 2021, there were 3,737,564 shares of the registrant’s Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST HOLDING INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investments, available for sale, at fair value fixed maturities (amortized cost: $484,140,375 and $369,156,068, respectively) (See Note 4)	$493,069,034	$377,163,358
Mortgage loans on real estate, held for investment	109,776,321	94,989,970
Derivative instruments (See Note 5)	9,473,398	11,361,034
Equity securities, at fair value (cost: $42,089,014 in 2021 and zero in 2020)	42,093,166	—
Other invested assets	25,606,108	21,897,130
Investment escrow	3,317,043	3,174,047
Preferred stock	4,300,591	3,897,980
Notes receivable	5,737,608	5,665,487
Policy loans	48,551	45,573
Total investments	693,421,820	518,194,579
Cash and cash equivalents	100,927,152	151,679,274
Deferred acquisition costs, net	19,676,745	13,456,303
Premiums receivable	313,115	313,601
Accrued investment income	9,095,093	6,806,836
Reinsurance recoverables (See Note 9)	38,715,577	32,146,042
Intangible assets	700,000	700,000
Property and equipment, net	101,980	103,964
Operating lease right of use assets	317,715	348,198
Other assets	1,799,371	1,533,179
Assets associated with business held for sale (See Note 2)	1,122,481	1,118,783
Total assets	$866,191,049	$726,400,759
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$12,784,452	$12,775,773
Policy claims	164,377	161,703
Deposit-type contracts (See note 11)	714,300,232	597,868,472
Advance premiums	3,111	2,541
Deferred gain on coinsurance transactions	20,596,683	18,198,757
Lease liabilities (See Note 13):
Operating lease	364,128	396,911
Other liabilities	31,230,201	9,552,791
Liabilities associated with business held for sale (See Note 2)	1,115,682	1,114,312
Total liabilities	780,558,866	640,071,260
Contingencies and Commitments (See Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of March 31, 2021 or December 31, 2020	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,737,564 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding March 31, 2021 and December 31, 2020, respectively	3,738	3,738
Additional paid-in capital	133,853,945	133,592,605
Treasury stock	(175,333)	(175,333)
Accumulated deficit	(55,122,540)	(53,522,078)
Accumulated other comprehensive income	7,072,373	6,430,567
Total stockholders' equity	85,632,183	86,329,499
Total liabilities and stockholders' equity	$866,191,049	$726,400,759

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues
Premiums	$—	$21
Investment income, net of expenses	2,887,363	1,240,978
Net realized (loss) gain on investments (See Note 4)	(4,649,105)	22,600,010
Amortization of deferred gain on reinsurance	460,856	182,438
Service fee revenue, net of expenses	438,146	380,267
Other revenue	248,969	9,777
Total (loss) revenue	(613,771)	24,413,491
Expenses
Interest credited	(2,346,403)	211,202
Benefits	79	(7,103)
Amortization of deferred acquisition costs	502,737	40,509
Salaries and benefits	2,927,227	824,896
Other operating expenses	(1,529,297)	1,325,113
Total expenses	(445,657)	2,394,617
(Loss) income continuing from operations before taxes	(168,114)	22,018,874
Income tax expense (See Note 8)	(1,432,348)	(407,916)
Net (loss) income from continued operations	(1,600,462)	21,610,958
Less: (Loss) income attributable to noncontrolling interest	—	(62,500)
Net (loss) income attributable to Midwest Holding, Inc.	(1,600,462)	21,548,458
Comprehensive income (loss):
Unrealized gains (losses) on investments arising during period, net of offsets, net of tax ($180,885 and $961,012, respectively)	962,880	(4,170,973)
Unrealized losses on foreign currency	—	(405,275)
Less: Reclassification adjustment for net realized gains on investments, net of tax ($85,348 and $4.7 million, respectively)	(321,074)	(22,600,010)
Other comprehensive income (loss)	641,806	(27,176,258)
Comprehensive loss	$(958,656)	$(5,627,800)
Earnings (loss) income per common share
Basic	$(0.43)	$10.55
Diluted	$(0.43)	$10.43

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional				Total
	Treasury	Common	Paid-In	Accumulated		Noncontrolling	Stockholders’
	Stock	Stock	Capital	Deficit	AOCI*	Interest	Equity
Balance, December 31, 2019	$—	$2,042	$54,494,355	$(41,081,710)	$619,584	$124,477	$14,158,748
Net loss	—	—	—	(12,440,368)	—	—	(12,440,368)
Capital raise, net of $5,914,995 related expenses	—	1,696	79,310,109	—	—	—	79,311,805
Reverse stock split fractions retired	(175,333)	—	—	—	—	—	(175,333)
Employee stock options	—	—	163,664	—	—	—	163,664
Purchase of remaining 49% of 1505 Capital LLC	—	—	(375,523)	—	—	(124,477)	(500,000)
Unrealized gains on investments, net of taxes	—	—	—	—	5,957,168	—	5,957,168
Unrealized losses on foreign currency, net of taxes	—	—	—	—	(146,185)	—	(146,185)
Balance, December 31, 2020	(175,333)	3,738	133,592,605	(53,522,078)	6,430,567	—	86,329,499
Net loss	—	—	—	(1,600,462)	—	—	(1,600,462)
Employee stock options	—	—	261,340	—	—	—	261,340
Unrealized gains on investments, net of taxes	—	—	—	—	641,806	—	641,806
Balance, March 31, 2021	$(175,333)	$3,738	$133,853,945	$(55,122,540)	$7,072,373	$—	$85,632,183

*	Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income attributable to Midwest Holding, Inc.	$(1,600,462)	$21,548,458
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(279,584)	37,978
Depreciation and amortization	13,567	15,321
Stock options	261,340	11,934
Net transfers to noncontrolling interest	—	62,500
Amortization of deferred acquisition costs	502,737	40,509
Deferred acquisition costs capitalized	(6,774,293)	(1,483,941)
Net realized losses (gains) on investments	4,649,105	(22,600,010)
Deferred coinsurance ceding commission	2,397,926	1,033,940
Changes in operating assets and liabilities:
Reinsurance recoverables	(6,164,935)	2,617,495
Interest and dividends due and accrued	(2,288,257)	(1,052,329)
Premiums receivable	486	5,599
Policy liabilities	(4,305,256)	1,699,134
Other assets and liabilities	21,408,109	379,158
Other assets and liabilities - discontinued operations	(2,328)	703
Net cash provided by operating activities	7,818,155	2,316,449
Cash Flows from Investing Activities:
Securities available for sale:
Purchases	(176,433,779)	(39,723,572)
Proceeds from sale or maturity	61,831,341	3,852,943
Mortgage loans on real estate, held for investment purchases
Purchases	(16,446,861)	(33,342,545)
Proceeds from sale	1,660,510	2,069,950
Derivatives
Purchases	(4,157,582)	(651,661)
Proceeds from sale	660,355	—
Purchase of equity securities	(42,093,166)	—
Other invested assets
Purchases	(5,159,712)	(2,715,965)
Proceeds from sale	1,307,738	2,388,560
Preferred stock	(474,732)	—
Net change in policy loans	(2,978)	(22,720)
Net purchases of property and equipment	(10,350)	(8,998)
Net cash used in investing activities	(179,319,216)	(68,154,008)
Cash Flows from Financing Activities:
Finance lease	—	(111)
Receipts on deposit-type contracts	123,653,931	47,815,010
Withdrawals on deposit-type contracts	(2,904,992)	(186,689)
Net cash provided by financing activities	120,748,939	47,628,210
Net increase in cash and cash equivalents	(50,752,122)	(18,209,349)
Cash and cash equivalents:
Beginning	151,679,274	43,716,205
Ending	$100,927,152	$25,506,856

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated in Nebraska on October 31, 2003 for the primary purpose of operating a financial services company. The Company redomesticated from the State of Nebraska to the state of Delaware on August 27, 2020. The Company is in the life and annuity insurance business and operates through its wholly owned subsidiaries, American Life & Security Corp. (“American Life”),  and 1505 Capital LLC (“1505 Capital”) as well as through its sponsored captive reinsurance company, Seneca Reinsurance Company, LLC (“Seneca Re”).

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

Effective March 12, 2020, Seneca Reinsurance Company, LLC (“Seneca Re”), a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company. On May 12, 2020, Midwest contributed $300,000 to Seneca Re for a 100% ownership interest. As of May 13, 2020, Seneca Re established Seneca Protected Cell 2020-01, a protected cell of Seneca Re (“SRC1”).  Effective December 21, 2020, Seneca Re converted SRC1 to Seneca Incorporated Cell, LLC 2020-01. Midwest contributed $3,000,000 to capitalize SRC1. Crestline Management, L.P. (“Crestline Management”), a Delaware limited partnership, through an affiliated entity (see below) owns approximately 11.9% of Midwest’s voting common stock. On July 24, 2020, the Nebraska Department of Insurance (“NDOI”) issued its non-disapproval of the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Seneca Incorporated Cell, LLC 2020-02 (“SRC2”) of Seneca Re, now known as Crestline Re SP1. Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline Re SP1, a segregated portfolio company of Crestline Re SPC, under which the above-described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline Re SP1.

On April 24, 2020, Midwest entered into a Securities Purchase Agreement with Crestline Assurance Holdings LLC, a Delaware limited liability company (“Crestline Assurance”) Xenith, and Vespoint, and Pursuant to the Agreement, Crestline Assurance purchased 444,444 shares of the Company’s voting common stock, par value $0.001 per share (“common stock”), at a purchase price of $22.50 per share for $10.0 million. Also, effective as of April 24, 2020, in a separate transaction, Midwest sold 231,655 shares of common stock to various investors at $22.50 per share for $5.227 million. Under the agreement, the Company contributed $5.0 million to American Life.

Also, effective April 24, 2020, American life entered into a Master Letter Agreement with Seneca Re and Crestline Management regarding a flow of annuity reinsurance and related asset management, whereby Crestline Management agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its multi-year guaranteed annuities (“MYGA”) and a quota share percentage of 40% for American Life’s fixed indexed annuity (“FIA”) products. This agreement expires on April 24, 2023.

In December 2020, the Company completed a public offering of its voting common stock for gross proceeds of $70,000,000 (see Note 17). In connection therewith, the Company's voting common stock was approved for listing and began trading on the Nasdaq Capital Market upon the closing of the public offering.

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of annuity products and life insurance through American Life, and then reinsuring such products with third-party reinsurers, and since May 13, 2020, with SRC1. The Company’s historical product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product. These product offerings were underwritten, marketed, and managed as a group of similar products on an overall portfolio basis. American Life presently offers five products, two MYGA, a FIA, and two bonus plans associated with the FIA product. It is not presently offering any traditional life insurance products.

Basis of Presentation

These consolidated financial statements for the three months ended March 31, 2021 and 2020 and year ended December 31, 2020 have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and noted thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K.

Investments

All fixed maturities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Premiums and discounts on fixed maturity debt instruments are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company had no impairment recognized as of March 31, 2021. As of year-ended December 31, 2020, the Company analyzed the securities portfolio and determined that an impairment of approximately $35,000 should be recorded for one security, an impairment of $500,000 was recognized on a preferred stock, and a valuation allowance of $776,973 established on one lease. The valuation allowance on the lease of $776,973 was released as of March 31, 2021 due to the sale of the investment. The remaining investments were not impaired as of December 31, 2020.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis along with the amortization of premiums and discounts.

Certain available-for-sale investments are maintained as collateral under funds withheld and modified coinsurance agreements but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. In a modified coinsurance arrangement (“Modco”), the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement (“FW”), assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers to reduce the potential credit risk. The unrealized gains/losses on those investments are passed through to the third-party reinsurers as either a realized gain or loss on the Consolidated Statements of Comprehensive Loss.

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment, is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established for the as of March 31, 2021 or as of December 31, 2020, respectively.

Investment escrow

The Company held in escrow $3,317,043 and $3,174,047 as of March 31, 2021 and of December 31, 2020, respectively. The cash was used to settle other invested assets that closed in April 2021 and January 2021, respectively.

Other invested assets

The Company purchases and sells equipment leases in its investment portfolio. Other invested assets also includes loans held for investments. The Company entered into a fund investment on November 3,2020 for $15.8 million with an additional $3.9 million invested on December 16, 2020. At December 31, 2020, we had a $19.7 million investment in the fund. Effective January of 2021, this investment was repackaged into a special purpose vehicle between American Life and  PF Collinwood Holdings, LLC (“PFC”) with American Life owning 100% of the entity. Subsequent to the repackaging of the fund investment into the special purpose vehicle, the classification of the investment remains in other invested assets.

Derivative Instruments

Derivatives are used to hedge the risks experienced in our ongoing operations, such as equity, interest rate, and cash flow risks, or for other risk management purposes, which primarily involve managing liability risks associated with our indexed annuity products and reinsurance agreements. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or other underlying notional amounts. Derivative assets and liabilities are carried at fair value on the Consolidated Balance Sheets.

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

During the last quarter of 2020, the Company began investing in foreign currency futures to hedge the fluctuations in the foreign currency.  The formal documentation and hedge effectiveness was also not completed at the date we entered into those futures contracts; therefore, they do not qualify for hedge accounting. The futures fair market values were recorded on our Consolidated Statements of Comprehensive Loss as realized gains or (losses).

Additionally, reinsurance agreements written on a funds withheld or Modco basis contain embedded derivatives on our fixed indexed annuity product. Gains or (losses) associated with the performance of assets maintained in the modified coinsurance deposit and funds withheld accounts are reflected as realized gains or (losses) in Consolidated Statements of Comprehensive Loss.

Equity Securities

Equity securities at March 31, 2021 and 2020 consist of mutual funds. Equity securities are carried at fair value with the change in fair value recorded through realized gains and losses on the statement of operations.

Preferred Stock

Preferred stock of a non-affiliated company was purchased for $500,000 during the third quarter of 2019. An impairment analysis of the preferred stock was performed as of June 30, 2020, due to a change in valuation of an invested asset held by the non-affiliated company. The investment asset had collateral supporting the investment that was less than the book value of the asset; therefore, the Company impaired the full amount of $500,000 as of December 31, 2020. This was recorded as a reduction of the asset on the Consolidated Balance Sheets and a bad debt expense on the Consolidated Statements of Comprehensive Loss. There was no additional impairment of this preferred stock as of March 31, 2021.

The Company authorized a series of transactions between American Life and Ascona Group Holdings Ltd (“AGH”). One of the transactions involved the acquisition of Pound Sterling (“GBP”) 3,345,022 of preferred equity in Ascona Group Holdings Limited (“the Preferred Equity”) along with warrants bearing no initial assigned value (the “Warrants” as of September 28, 2020.  American Life initially created a special purpose vehicle called Ascona Asset Holding LLC (“AAH”) to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH.  American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH.

Notes receivable

The Company held in notes receivable as of March 31, 2021 and December 31, 2020, a note of $5,737,608 and $5,665,487, respectively, between American Life and a third-party that was rated by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at the fair market value.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company held approximately GBP 47,621 and GBP 505,349 in several of our custody accounts, respectively. The USD equivalent held was approximately $65,703 and $690,787, respectively. As of March 31, 2021 and December 31, 2020, the Company held approximately EUR 527,981 and 87,633, respectively.  The USD equivalent held was approximately $620,536 and $107,000, respectively. As of March 31, 2021 and December 31, 2020, we had realized losses of approximately $75,000 and gains of approximately $45,000, respectively, related to the change in the foreign currency exchange rate of the GBP and Euro that were recorded in realized (losses) gains on investments in the Consolidated Statements of Comprehensive Loss. The Company had money market investments of approximately $61.2 million and $100.6 million at March 31, 2021 and December 31, 2020, respectively.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company determined that no events occurred in the three months ended March 31, 2021 that suggest a review should be undertaken. The Company performed a recoverability analysis during the fourth quarter of 2020 and determined that all DAC balances were recoverable as of December 31, 2020.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $12,334 and $10,316 for the three months ended March 31, 2021 and 2020, respectively. Accumulated depreciation totaled $1,035,668 and $1,023,334 as of March 31, 2021 and December 31, 2020, respectively.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the three months ended March 31, 2021 that would indicate the carrying amounts may not be recoverable.

Reinsurance

In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances established as of March 31, 2021 or December 31, 2020.

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

As indicated above under “Nature of operations,” Midwest formed Seneca Re in early 2020. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of December 31, 2020, Seneca Re has one incorporated cell, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) which was consolidated in our financial statements.

Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline Re SP1, an exempted segregated portfolio company of Crestline Re SPC, under which the above-described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline Re SP1.

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

American Life currently has treaties with several third-party reinsurers and one related party reinsurer. Of the third-party reinsurers, only three have funds withheld or modified coinsurance provisions. In a modified coinsurance arrangement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a funds withheld coinsurance agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers, to reduce the potential credit risk. Under those provisions with third-party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Note 5 below. As a result of recent market volatility, assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $2.5 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized gains on the assets held by American Life were offset by a gain in the embedded derivative of $400,000 and a loss $2.9 million as of March 31, 2021 and December 31, 2020, respectively. We account for this unrealized loss pass-through by recording equivalent realized losses on our Consolidated Statements of Comprehensive Loss and in amount payable to our third-party reinsurers on the Consolidated Balance Sheets.

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

Revenues from ceding commissions on traditional life and annuity products are deferred on the Consolidated Balance Sheets and amortized over the life of the policies.

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

Comprehensive loss

Comprehensive loss is comprised of net (loss) income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses from marketable securities classified as available for sale and unrealized gains and losses from foreign currency transactions, net of applicable taxes. American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the third-party reinsurers, thus, the total return on the asset portfolio belongs to the third-party reinsurers. Under GAAP this is considered an embedded derivative as discussed in Note 5 below. As a result of recent market volatility, the investments carried by American Life for the third-party reinsurers contained unrealized gains of approximately $2.5 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively.

The terms of the contracts with the third-party reinsurers provided that unrealized gains on the portfolios accrue to the third-party reinsurers. We account for this gain pass through by booking equivalent embedded derivative realized losses or gains in our Consolidated Statements of Comprehensive Loss. Accordingly, as of March 31, 2021 and 2020, such gains of $400,000 and of $23.2 million, respectively, were recorded. The remaining investments retained by American Life as of March 31, 2021 and December 31, 2020, had unrealized gains of approximately $5.9 million and $5.1 million, respectively, that included unrealized gains from assets held for SRC1.

Basic (loss) earnings per share for the three months ended March 31, 2021 and 2020 was ($0.43) and $10.55, respectively, which included the aforementioned gain of $400,000 and $23.2 million, respectively. Basic loss per share for the three months ended March 31, 2021 and 2020 without the aforementioned gain was ($0.55)  and ($0.83), respectively.

Reclassifications

Certain reclassifications have been made on the Statements of Comprehensive Loss for the three months ended March 31, 2020. These reclassifications do not impact the overall Net loss or Net loss per common shares line items of the Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2020.

Adoption of New Accounting Standards

In January 2020, the FASB issued ASU No. 2020-1, Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. This amendment was adopted effective January 1, 2021.  As of March 31, 2021, the Company does not have any equity method transactions or options to purchases securities that would fall under this update; therefore, there is no impact to the Company at this time.

Future adoption of New Accounting Standards

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

Note 2. Assets and Liabilities Associated with Business Held for Sale

On November 30, 2018, American Life entered into an Assumption and Indemnity Reinsurance Agreement (“Reinsurance Agreement”) with Unified Life Insurance Company (“Unified”), an unaffiliated Texas domiciled stock insurance company. The Reinsurance Agreement provides that American Life will cede and Unified will agree to reinsure, on an indemnity reinsurance basis, 100% of the liabilities and obligations under substantially all of American Life’s life, annuity, and health policies (“Policies”). The Agreement closed on December 10, 2018, as previously disclosed in Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 12, 2018. The effective date of the Agreement was July 1, 2018.

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

As of March 31, 2021 and 2020, 90%  and 81%, respectively, of the indemnity policies were converted to assumptive policies thereby releasing American Life from all of its legal obligations related to those policies.

The consideration paid by Unified to American Life under the Reinsurance Agreement upon closing was $3,500,000 (“Ceding Commission”), subject to minor settlement adjustments. At closing, American Life transferred the statutory reserves and liabilities directly related to the policies, to Unified.

The Ceding Commission is being amortized on a straight-line basis over the life of the policies. When the policies are converted to assumptive, meaning American Life has no liability exposure for those policies, the remaining Ceding Commission is recognized in our Consolidated Statements of Comprehensive Loss as of March 31, 2021 and 2020 were $7,628 and $67,451, respectively.

Our Consolidated Balance Sheets were required to be restated under GAAP for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations as of March 31, 2021 and as of December 31, 2020:

	As of March 31,	As of December 31,
	2021	2020
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$33,614	$33,161
Reinsurance recoverables	1,057,488	1,061,979
Premiums receivable	31,379	23,643
Total assets held for sale in the Consolidated Balance Sheets	$1,122,481	$1,118,783

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$600,534	$594,710
Policy claims	24,029	35,302
Deposit-type contracts	489,166	482,966
Advance premiums	335	71
Accounts payable and accrued expenses	1,618	1,263
Total liabilities held for sale in the Consolidated Balance Sheets	$1,115,682	$1,114,312

Note 3. Non-controlling Interest

On April 2, 2019, Midwest entered into a contract to acquire a 51% ownership in 1505 Capital LLC (“1505 Capital”), a Delaware limited liability company. 1505 Capital was organized to provide financial and investment advisory and management services to clients and any related investment, trading, or financial activities. Midwest purchased for $1.00 its 51% ownership and on June 15, 2020, purchased the remaining 49% ownership in 1505 Capital for $500,000. As of March 31, 2021 we had no noncontrolling interest and as of March 31, 2020, the non-controlling interest was carried at $186,977, respectively.

Note 4. Investments

The amortized cost and estimated fair value of investments as of March 31, 2021 and December 31, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2021:
Fixed maturities:
U.S. government obligations	$2,050,526	$72,518	$3,941	$2,119,103
Foreign governments	1,601,810	—	59,622	1,542,188
Mortgage-backed securities	25,177,296	801,599	150,316	25,828,579
Collateralized loan obligations	294,652,723	7,445,031	836,415	301,261,339
States and political subdivisions -- general obligations	106,228	11,102	—	117,330
States and political subdivisions -- special revenue	5,288,295	839,535	4,703	6,123,127
Trust preferred	2,218,142	—	65,604	2,152,538
Corporate	153,045,355	1,350,165	470,690	153,924,830
Total fixed maturities	$484,140,375	$10,519,950	$1,591,291	$493,069,034
Mortgage loans on real estate, held for investment	109,776,321	—	—	109,776,321
Derivatives	12,582,719	2,021,763	5,131,084	9,473,398
Equity securities	42,089,014	4,152	—	42,093,166
Other invested assets	25,606,108	—	—	25,606,108
Investment escrow	3,317,043	—	—	3,317,043
Preferred stock	4,300,591	—	—	4,300,591
Notes receivable	5,737,608	—	—	5,737,608
Policy loans	48,551	—	—	48,551
Total investments	$687,598,330	$12,545,865	$6,722,375	$693,421,820

December 31, 2020:
Fixed maturities:
U.S. government obligations	5,744,221	$426,427	$5,665	6,164,983
Mortgage-backed securities	14,638,299	276,219	157,104	14,757,414
Asset-backed securities	216,500,672	5,623,083	350,146	221,773,609
States and political subdivisions -- general obligations	106,528	10,802	—	117,330
States and political subdivisions -- special revenue	5,293,365	908,986	147	6,202,204
Trust preferred	2,218,142	66,674	—	2,284,816
Corporate	124,654,841	1,379,513	171,352	125,863,002
Total fixed maturities	369,156,068	8,691,704	684,414	377,163,358
Mortgage loans on real estate, held for investment	94,989,970	—	—	94,989,970
Derivatives	8,532,252	3,257,069	428,287	11,361,034
Other invested assets	21,897,130	—	—	21,897,130
Investment escrow	3,174,047	—	—	3,174,047
Preferred stock	3,897,980	—	—	3,897,980
Notes receivable	5,665,487	—	—	5,665,487
Policy loans	45,573	—	—	45,573
Total investments	$507,358,507	$11,948,773	$1,112,701	$518,194,579

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$16,259,820	3.3%	$3,070,750	0.8%
AA	60,286,560	12.2	5,818,163	1.5
A	8,295,924	1.7	49,445,266	13.1
BBB	367,244,456	74.5	247,635,730	65.7
Total investment grade	452,086,760	91.7	305,969,909	81.1
BB and other	40,982,274	8.3	71,193,449	18.9
Total	$493,069,034	100.0%	$377,163,358	100.0%

Reflecting the quality of securities maintained by us, 91.7 and 81.1% of all fixed maturity securities were investment grade.

The following table summarizes, for all fixed maturity securities in an unrealized loss position as of March 31, 2021 and December 31, 2020, the estimated fair value, pre-tax gross unrealized loss, and number of securities by consecutive months they have been in an unrealized loss position.

	March 31, 2021			December 31, 2020
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$181,710	$856	1	$54,910	$180	2
Foreign governments	1,542,188	59,622	2	—	—	—
Mortgage-backed securities	6,199,138	150,316	8	5,707,617	157,104	5
Collateralized loan obligations	49,601,561	783,611	81	14,878,370	246,969	19
States and political subdivisions -- special revenue	773,149	4,703	13	5,584	147	1
Trust preferred	2,152,538	65,604	3	—	—	—
Corporate	12,024,859	411,096	18	3,859,616	104,262	7
Greater than 12 months:
U.S. government obligations	75,560	3,085	3	119,700	5,485	4
Collateralized loan obligations	2,906,839	52,804	3	7,020,479	103,177	6
Corporate	411,218	59,594	4	287,473	67,090	3
Total fixed maturities	$75,868,760	$1,591,291	136	$31,933,749	$684,414	47

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Our securities positions resulted in a gross unrealized loss position as of March 31, 2021 that was greater than the gross unrealized loss position at December 31, 2020 due to a decline in the market. We performed an analysis and determined that there were no indicators that we should do a cash flow testing analysis and no impairment was required as of March 31, 2021. During the impairment analysis performed at December 31, 2020 one of our assets had been in a loss position for over two years and had a decrease in its credit rating since 2019; therefore, the cashflow testing on that security determined an impairment existed so we had an impairment of $35,000 recorded.  As of March 31, 2021, management believes the Company will fully recover its cost basis in the remaining securities and management does not have the intent to sell, nor is it more likely than not that the Company will be required to sell, such securities until they recover or mature.

The majority of the unrealized losses are related to our collateralized loan obligations (“CLOs”). CLOs are typically illiquid and are intended to be held to maturity. Thus, risk of loss is minimal. The Company has monitored the underlying unrealized losses and believes they pose minimal risk of material loss in the long-term due to the quality of the underlying credits  The loss on the CLOs as of March 31, 2021 and December 31, 2020 were related to interest rates and not credit related losses.

See the discussion above under “Comprehensive loss” in Note 1 regarding unrealized gains/losses on investments that are owned by our reinsurers and the corresponding offset carried as a gain in the associated embedded derivative.

The Company purchases and sells equipment leases in its investment portfolio. As of March 31, 2021, the Company owned several leases. An impairment analysis was completed on the only non-performing lease in the portfolio in June 2020 and it was determined that the underlying collateral value was substantially less than the outstanding remaining lease payments of $3.6 million. The Company in June 2020 recognized a valuation allowance of $776,973 on that asset. During March 2021, the non-performing asset was sold for a loss of $2.4 million. The valuation allowance was released and a loss of $2.4 million was recognized; however, this asset was held on behalf of a third-party reinsurer. Therefore, due to the terms of the reinsurance agreements, the loss was passed through to the third-party reinsurer by reducing its investment income earned.

The amortized cost and estimated fair value of fixed maturities as of March 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities due in the next year are in an unrealized loss position, further supporting management’s decision not to recognize an other-than-temporary impairment.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$39,416,008	$39,490,973
Due after one year through five years	81,750,979	82,444,187
Due after five years through ten years	123,414,500	126,327,202
Due after ten years through twenty years	189,358,612	193,167,354
Due after twenty years	50,200,276	51,639,318
	$484,140,375	$493,069,034

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. As of March 31, 2021 and December 31, 2020, these required deposits had a total amortized cost of $3,425,344 and $3,361,830 and fair values of $3,534,064 and $3,486,914, respectively.

Mortgage loans consist of the following:

	March 31, 2021	December 31, 2020
Industrial	$—	$1,250,000
Commercial mortgage loan - multi-family	56,992,974	66,916,151
Other	52,783,347	26,823,819
Total mortgage loans	$109,776,321	$94,989,970

Geographic Locations:

As of March 31, 2021, the commercial mortgages loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (24%), Pennsylvania (12%), California (12%)) and included loans secured by properties in Europe (11%). As of December 31, 2020, the commercial mortgages loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in New York (28%), Pennsylvania (14%), California (14%)) and included loans secured by properties in Europe (12%).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances.

Commercial Mortgage Loans

	March 31, 2021	December 31, 2020
Loan-to-Value Ratio:
0%-59.99%	$62,245,607	$49,279,601
60%-69.99%	10,123,145	22,349,295
70%-79.99%	15,724,612	23,361,074
80% or greater	21,682,957	—
Total mortgage loans	$109,776,321	$94,989,970

The components of net investment income for the three months ended March 31, 2021 and year ended December 31, 2020 was as follows:

	Three months ended March 31,
	2021	2020
Fixed maturities	$3,050,777	$1,167,614
Mortgage loans	173,777	2,524
Other	55,813	—
Gross investment income	3,280,367	1,170,138
Less: investment (expenses) refund	(393,004)	70,840
Investment income, net of expenses	$2,887,363	$1,240,978

Proceeds for the three months ended March 31, 2021 and 2020 from sales of investments classified as available-for-sale were $61,831,341 and $3,852,943, respectively. Gross gains of $572,807 and $149,548 and gross losses of $166,386 and $24,832 were realized on those sales during the three months ended March 31, 2021 and 2020, respectively.

The proceeds included those assets associated with the third-party reinsurers.  The gains and losses relate only to the assets retained by American Life.

Note 5. Derivative Instruments

The Company enters into derivative instruments to manage risk, primarily equity, interest rate, credit, foreign currency and market volatility.

The following is a summary of the notional amount, number of contracts and fair value of our asset and liability derivatives of March 31, 2021 and December 31, 2020:

		March 31, 2021			December 31, 2020
	Location in the
	Consolidated
Derivatives Not Designated	Statement of	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$369,592,465	328	$8,769,901	$272,853,853	252	$11,361,034
Equity-indexed embedded derivatives	Deposit-type contracts	364,115,193	2,826	89,030,443	311,964,195	2,101	84,501,492

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

The following table summarizes the impact of those embedded derivatives related to the funds withheld provision where the total return on the asset portfolio is passed through to the third-party-reinsurers:

	March 31, 2021			December 31, 2020
	Book Value	Market Value	Total Return	Book Value	Market Value	Total Return
Portfolio	Assets	Assets	Swap Value	Assets	Assets	Swap Value
Ironbound	$99,580,060	$100,714,751	$(1,134,691)	$98,714,156	$99,747,812	$(1,033,656)
SDA	30,008,920	30,177,243	(168,323)	27,224,279	27,479,836	(255,557)
US Alliance	36,986,356	37,401,248	(414,892)	35,707,207	36,360,501	(653,294)
Crestline Re SP1	94,802,319	95,590,421	(788,102)	62,162,766	63,130,867	(968,101)
Total	$261,377,655	$263,883,663	$(2,506,008)	$223,808,408	$226,719,016	$(2,910,608)

As of March 31, 2021 and December 31, 2020, the total return swap value was recorded as a decrease of $2,506,008 and an increase of $2,910,608, respectively. The decrease in our unrealized gain of $404,600 resulted in a decrease in our amounts recoverable from reinsurers on our Consolidated Balance Sheets since December 31, 2020 and a realized gain of $404,600 and realized loss of $2,910,608, respectively on our Consolidated Statements of Comprehensive Loss.

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

Investment escrow: The Company had one asset in escrow in escrow as of March 31, 2021 and December 31, 2020 that was used to settle a mortgage loan that did not close until April 2021 and January 2021,respectively. The asset held in escrow at March 31, 2021 and December 31, 2020 was carried at cost.

Fixed maturity securities: Fixed maturity securities are recorded at fair value on a recurring basis utilizing a third-party pricing source such as the Clearwater AVS+ SVO pricing. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the three months ended March 31, 2021 and year ended December 31, 2020, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source such as the Standard & Poor’s (“S&P’) 500 index and the S&P Multi-Asset Risk Control (“MARC”) 5% index.

Equity securities: Equity securities at March 31, 2021 and 2020 consist of mutual funds. Equity securities are carried at fair value with the change in fair value recorded through realized gains and losses on the statement of operations.

Notes receivable: The Company held in notes receivable as of March 31, 2021 and December 30, 2020, a note of $5,737,608 and $5,665,487, respectively, that includes paid-in-kind (“PIK”) interest, between American Life and a third-party that was rated by a NRSRO. This note is being carried at the fair market value.

Level 3 measurements

Fixed maturity securities: The carrying value of assets classified as fixed maturity securities are generally carried at fair value. The Company invests in assets that are classified as fixed maturity securities that include term loans where the cost of those securities are considered their fair value; therefore, these assets are classified as Level 3 within the fair value hierarchy.

Mortgage loans on real estate, held for investment: Mortgage loans are generally stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. The Company determined that the net principal amount represents the fair value of the mortgages. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due.

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

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in its FIA policyholder obligations. These embedded derivatives are being carried at the fair market value as of March 31, 2021 and December 31, 2020. The fair value of the embedded derivative component of our FIA obligation is estimated at each valuation date by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of projected contract value amounts at the applicable risk-free interest rates adjusted for our nonperformance risk related to those obligations. The projections of FIA policy contract values are based on best estimate assumptions for future policy growth and decrements including lapse, partial withdrawal and mortality rates. The best estimate assumptions for future policy growth include assumptions for expected index credits on the next policy anniversary date which are derived from fair values of the underlying equity call options purchased to fund such index credits and the present value of expected costs of annual call options purchased in the future by us to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as assumptions used to project policy contract values.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2021
Financial assets
Fixed maturity securities:
U.S. government obligations	$—	$2,119,103	$—	$2,119,103
Foreign governments		1,542,188		1,542,188
Mortgage-backed securities	—	25,828,579	—	25,828,579
Collateralized loan obligations	—	301,261,339	—	301,261,339
States and political subdivisions — general obligations	—	117,330	—	117,330
States and political subdivisions — special revenue	—	6,123,127	—	6,123,127
Trust preferred	—	2,152,538	—	2,152,538
Corporate	—	30,912,098	123,012,732	153,924,830
Total fixed maturity securities	—	370,056,302	123,012,732	493,069,034
Mortgage loans on real estate, held for investment	—	—	109,776,321	109,776,321
Derivatives	—	9,473,398	—	9,473,398
Equity securities	—	42,093,166	—	42,093,166
Other invested assets	—	—	25,606,108	25,606,108
Investment escrow	—	3,317,043	—	3,317,043
Preferred stock	—	—	4,300,591	4,300,591
Notes receivable	—	5,737,608	—	5,737,608
Policy loans	—	—	48,551	48,551
Total Investments	$—	$430,677,517	$262,744,303	$693,421,820
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$89,030,443	89,030,443

December 31, 2020
Fixed maturity securities:
U.S. government obligations	$—	$6,164,983	$—	$6,164,983
Mortgage-backed securities	—	14,757,414	—	14,757,414
Collateralized loan obligations	—	221,773,609	—	221,773,609
States and political subdivisions — general obligations	—	117,330	—	117,330
States and political subdivisions — special revenue	—	6,202,204	—	6,202,204
Trust preferred	—	2,284,816	—	2,284,816
Corporate	—	18,608,995	107,254,007	125,863,002
Total fixed maturity securities	—	269,909,351	107,254,007	377,163,358
Mortgage loans on real estate, held for investment	—	—	94,989,970	94,989,970
Derivatives	—	11,361,034	—	11,361,034
Other invested assets	—	—	21,897,130	21,897,130
Investment escrow	—	3,174,047	—	3,174,047
Preferred stock	—	—	3,897,980	3,897,980
Notes receivable	—	5,665,487	—	5,665,487
Policy loans	—	—	45,573	45,573
Total Investments	$—	$290,109,919	$228,084,660	$518,194,579
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$84,501,492	84,501,492

There were no transfers of financial instruments between any levels during the three months ended March 31, 2021. For the year ended December 31, 2020 we transferred third-party corporate bonds between level 2 and level 3.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy for financial assets and financial liabilities as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$48,551	$—	$—	$48,551	$48,551
Cash and cash equivalents	100,927,152	61,217,719	39,709,433	—	100,927,152
Liabilities:
Policyholder deposits (Deposit-type contracts)	714,300,232	—	—	714,300,232	714,300,232

	December 31, 2020
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$45,573	$—	$—	$45,573	$45,573
Cash and cash equivalents	151,679,274	100,566,580	51,112,694	—	151,679,274
Liabilities:
Policyholder deposits (Deposit-type contracts)	597,868,472	—	—	597,868,472	597,868,472

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the three months ended March 31, 2021 and December 31, 2020:

	As of			As of
	December 31,			March 31,
	2020	Additions	Sales	2021
Assets
Fixed maturities	$107,254,007	$30,204,134	$14,445,409	123,012,732
Mortgage loans on real estate,
held for investment	94,989,970	16,446,861	1,660,510	109,776,321
Other invested assets	21,897,130	5,016,716	1,307,738	25,606,108
Preferred stock	3,897,980	402,611	—	4,300,591
Policy loans	45,573	2,978	—	48,551
Total Investments	$228,084,660	$52,073,300	$17,413,657	$262,744,303

	As of					As of
	December 31,			Valuation		December 31,
	2019	Additions	Sales	Allowance	Impairment	2020
Assets
Fixed maturities	$—	$107,254,007	$—	$—	$—	$107,254,007
Mortgage loans on real estate,
held for investment	13,810,041	99,356,435	18,176,506	—	—	94,989,970
Other invested assets	2,468,947	74,722,714	54,517,558	(776,973)		21,897,130
Preferred stock	500,000	3,897,980	—	—	(500,000)	3,897,980
Policy loans	106,014	—	60,441	—	—	45,573
Total Investments	$16,885,002	$285,231,136	$72,754,505	$(776,973)	$(500,000)	$228,084,660

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

The following summarizes the unobservable inputs for available for sale and trading securities and the embedded derivatives of fixed indexed annuities:

	March 31, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$89.0	Option Budget Method	Nonperformance risk	0.3%	1.1%	0.6%	Decrease
			Option budget	1.4%	3.4%	2.5%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.3%	Decrease
* Weighted by account value

	December 31, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$84.5	Option Budget Method	Nonperformance risk	0.3%	1.3%	0.7%	Decrease
			Option budget	2.6%	3.4%	2.7%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.6%	Decrease
* Weighted by account value

Note 7. Earnings Per Share

The par value per each Company share is $0.001 with 20,000,000 voting common shares authorized, 2,000,000 non-voting common shares authorized, and 2,000,000 preferred shares authorized. With the infusion of capital in our December 2020 public offering of voting common stock and the issuance of voting common stock in 3,737,564 voting common shares issued and outstanding as of March 31, 2021 and December 31, 2020.

(Loss) earnings per basic share attributable to the Company’s voting common stock was computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended March 31, 2021 and 2020, were 3,737,564 and 2,042,670, respectively.

(Loss) earnings per diluted share attributable to the Company’s voting common stock was computed based on the average shares outstanding and options granted under our 2020 and 2019 Long-Term Incentive Plans (“LTIPs”), as if all were vested and exercised. The weighted average number of diluted shares outstanding during the three months ended March 31, 2021 and 2020 were 3,737,564 and 2,065,045, respectively.

Note 8. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Deferred tax assets:
Loss carryforwards	$1,945,126	$1,556,855
Capitalized costs	162,476	174,364
Stock option granted	65,796	14,270
Unrealized losses on investments	1,478,807	1,534,332
Policy acquisition costs	2,308,354	2,243,267
Charitable contribution carryforward	2,490	2,490
Sec 163(j) limitation	155,492	153,809
Benefit reserves	4,316,821	3,568,914
Total deferred tax assets	10,435,362	9,248,301
Less valuation allowance	(8,403,415)	(7,001,687)
Total deferred tax assets, net of valuation allowance	2,031,947	2,246,614
Deferred tax liabilities:
Unrealized losses on investments	1,774,671	1,994,232
Due premiums	81,789	81,789
Intangible assets	147,000	147,000
Bond Discount	24,942	20,556
Property and equipment	3,545	3,037
Total deferred tax liabilities	2,031,947	2,246,614
Net deferred tax assets	$—	$—

As of March 31, 2021 and December 31, 2020, the Company recorded a valuation allowance of $8,403,415 and $7,001,687, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

There was income tax expense of $1,432,348 and $407,916 for the three months ended March 31, 2021 and 2020, respectively. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended March 31,
	2021	2020
Computed expected income tax benefit	$(35,304)	$4,610,839
Increase (reduction) in income taxes resulting from:
IMR and reinsurance	67,045	—
Nondeductible expenses	1,454	(55,233)
Change in valuation allowance	1,401,730	(4,147,690)
Dividends received deduction	(2,577)	—
Subtotal of increases	1,467,652	(4,202,923)
Tax expense	$1,432,348	$407,916

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of March 31, 2021, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $9,164,004. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $752,036 prior to 2017 will expire through the year of 2032, and the NOLs generated from June 28, 2018 to March 31, 2021 do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $4,971,956 on the deferred tax assets related to these federal NOL carryforwards.

Loss carry forwards for tax purposes as of March 31, 2021, have expiration dates that range from 2024 through 2040.

Note 9. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and, 2020, respectively, are as follows:

	March 31, 2021	December 31, 2020
Assets:
Reinsurance recoverables	$38,715,577	$32,146,042
Liabilities:
Deposit-type contracts
Direct	$714,300,232	597,868,472
Reinsurance ceded	(448,843,239)	(405,981,150)
Retained deposit-type contracts	$265,456,993	$191,887,322

	Three months ended March 31,
	2021	2020

Premiums
Direct	$48,087	$231,674
Reinsurance ceded	(48,087)	(231,674)
Total Premiums	$—	$—
Future policy and other policy benefits
Direct	$6,856	31,287
Reinsurance ceded	(6,856)	(31,287)
Total future policy and other policy benefits	$—	$—

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers except for a reinsurance with Unified as it was accounted for as discontinued operations as of March 31, 2021:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A	$—	$—	$524,932	$—	$524,932
Sagicor Life Insurance Company	A-	—	143,750	11,269,714	273,495	11,139,969
SDA Annuity & Life Re	NR	—	—	3,714,765	—	3,714,765
Crestline SP1	NR	—	—	16,319,419	—	16,319,419
US Alliance Life and Security Company	NR	—	—	7,045,473	28,981	7,016,492
		$—	$143,750	$38,874,303	$302,476	$38,715,577

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer except for Unified as it is accounted for as discontinued operations as of December 31, 2020:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A	$—	$—	$524,734	$—	$524,734
Sagicor Life Insurance Company	A-	—	141,107	11,285,364	276,596	11,149,875
SDA Annuity & Life Re	NR	—	—	3,540,697	—	3,540,697
Crestline SP1	NR	—	—	9,695,427	—	9,695,427
US Alliance Life and Security Company	NR	—	—	7,264,229	28,920	7,235,309
		$—	$141,107	$32,310,451	$305,516	$32,146,042

Due to price decreases in the capital markets, our securities positions resulted in changes in the unrealized gains position as of March 31, 2021 compared to December 31, 2020, reported in accumulated other comprehensive income on the Consolidated Balance Sheets. As discussed in Note. 1,  American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5. As a result of the change in market prices, the assets had unrealized gains of approximately $2.5 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized gains on the assets held by American Life were offset by a loss in the embedded derivative of $400,000 and $2.9 million, respectively. We account for this gain pass through by recording equivalent realized losses on our Consolidated Statements of Comprehensive Loss.

Effective November 7, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco SDA Agreement”) with SDA Annuity & Life Re (“SDA”), a Cayman Islands-domiciled reinsurance company. Under the FW/Modco SDA Agreement, American Life cedes to SDA, on a funds withheld coinsurance and modified coinsurance basis, 5% quota share of certain liabilities with respect to its multi-year guaranteed annuity MYGA business and an initial 95% quota share of certain liabilities with respect to its fixed indexed annuity FIA through December 31, 2020 and 30% through March 31, 2021. American Life has established two accounts to hold the assets for the FW/Modco Agreement, a Funds Withheld Account and a Modco Deposit Account.

In addition, a trust account was established on November 7, 2019 among American Life, SDA and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the SDA Funds Withheld Account and the SDA Modco deposit account for any shortage in required reserves.

The initial settlement included net premium income of $3,970,509 and net statutory reserves of $3,986,411. The initial settlement for the funds withheld account was $2,256,802 and for the Modified coinsurance deposit was $1,504,535 and the reserves required was $2,391,847 and $1,594,564, respectively. The amount owed to the funds withheld account and the Modified coinsurance deposit account from the trust account was $135,044 and $90,029, respectively which was funded at the closing of the SDA transaction. Effective August 25, 2020, the quota share was reduced to zero for both MYGA and FIA products.

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

The initial settlement included net premium income of $13,542,325 and net statutory reserves of $14,706,862. The initial settlement for the Funds Withheld Account was $12,729,785 and to the trust account was $812,539 from American Life and $5,000,000 from US Alliance. Effective June 30, 2020, the FIA quota share was reduced to zero and effective July 1, 2020, the MYGA quota share was reduced to zero.

Effective April 24, 2020, American life entered into a Master Letter Agreement with Seneca Re and Crestline Management regarding a flow of annuity reinsurance and related asset management, whereby Crestline Management agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from the MYGA and a quota share percentage of 40% of the FIA products. This agreement expires on April 24, 2023.

On July 24, 2020, the Nebraska Department of Insurance (“NDOI”) issued its non-disapproval of the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Seneca Incorporated Cell, LLC 2020-02 (“SRC2”) of Seneca Re, now known as Crestline RE SP1. The agreement closed on July 27, 2020. Under the agreement, American Life ceded to SRC2, on a Funds Withheld and Modified Coinsurance basis, an initial 25% quota share of certain liabilities with respect to American Life’s MYGA business and 40% quota share of certain liabilities with respect to American Life’s FIA business effective April 24, 2020. American Life has established a SRC2 Funds Withheld Account and a Modified Coinsurance Account to hold the assets pursuant to the agreement. The NDOI approved the inclusion of the SRC2 coinsurance in American Life’s March 31, 2020 statutory financial statements.

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

The ceding commission of $3,500,000 was recorded net of the difference between statutory and GAAP net adjusted reserves, the elimination of DAC of $1,890,013, value of business acquired (“VOBA“) of $338,536, and the remaining deferred profit from our legacy business of $26,896. The remaining $3,069,690 was reflected as a deferred gain and will be recognized into income over the expected duration of the legacy blocks of business. As of March 31, 2021 and 2020, Unified had converted 90% and 81%, respectively, of the indemnity coinsurance to assumptive coinsurance. American Life had amortization income for the three months ended March 31, 2021 and 2020, of $7,629 and $67,451, respectively. The ending deferred ceding commission as of March 31, 2021 and December 31, 2020 was $269,306 and $276,935, respectively.

Under GAAP, ceding commissions are deferred on the Consolidated Balance Sheets and are amortized over the period of the policyholder contracts. The tables below shows the ceding commissions from the reinsurers excluding SRC1 and what was earned on a GAAP basis:

		Three months ended March 31,
		2021				2020
Reinsurer	Effective Date of Transaction	Gross Ceding Commission	Expense Allowances(1)	Interest on Ceding Commissions	Earned Ceding Commission	Gross Ceding Commission	Expense Allowances	Interest on Ceding Commissions	Earned Ceding Commission
Ironbound Reinsurance Company Limited	July 2019	$—	$14,457	$54,445	$122,216	$674,645	$673,612	$45,369	$95,740
SDA Annuity & Life Re	November 2019	—	24,317	21,712	46,072	298,982	548,464	13,526	7,153
US Alliance Life and Security Company(2)	November 2019	2,178	20,735	15,339	66,606	—	—	—	—
Crestline SP1	July 2020	2,345,135	4,678,207	49,855	215,762	—	—	—	—
		$2,347,313	$4,737,716	$141,351	$450,656	$973,627	$1,222,076	$58,895	$102,893

(1) Includes acquisition and administrative expenses, commission expense allowance and product development fees.

(2) US Alliance Life and Security Company funds withheld and funds paid treaty.

The tables below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

		March 31, 2021	December 31, 2020
Reinsurer	Effective Date of Transaction	Deferred Ceding Commission	Deferred Ceding Commission
US Alliance Life and Security Company(1)	September 2017	$169,726	$172,297
Unified Life Insurance Company(1)	July 2018	269,306	276,935
Ironbound Reinsurance Company Limited(2)	July 2019	5,634,707	5,642,095
SDA Annuity & Life Re(2)	November 2019	2,662,423	2,703,496
US Alliance Life and Security Company(3)	April 2020	2,446,254	2,472,559
Crestline SP1	July 2020	9,414,267	6,931,375
		$20,596,683	$18,198,757

(1)	These reinsurance transactions on our legacy business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
(2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).
(3)	US Alliance Life and Security Company funds withheld and funds paid treaty.

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. As of March 31, 2021 and December 31, 2020, no contingency reserves were established.

American Life expects to reinsure substantially all of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Retained and Reinsurer Balance Sheets

The tables below shows the retained and reinsurance condensed balance sheets:

	March 31, 2021			December 31, 2020

	Retained	Reinsurance	Consolidated	Retained	Reinsurance	Consolidated
Assets
Total investments	305,022,890	388,398,930	693,421,820	185,367,430	332,827,149	518,194,579
Cash and cash equivalents	72,613,680	28,313,472	100,927,152	102,334,579	49,344,695	151,679,274
Accrued investment income	3,193,353	5,901,740	9,095,093	1,955,938	4,850,898	6,806,836
Deferred acquisition costs, net	19,676,745	—	19,676,745	13,456,303	—	13,456,303
Reinsurance recoverables (See Note 8)	—	38,715,577	38,715,577	—	32,146,042	32,146,042
Other assets	2,918,643	1,436,019	4,354,662	2,685,341	1,432,384	4,117,725
Total assets	$403,425,311	$462,765,738	$866,191,049	$305,799,591	$420,601,168	$726,400,759
Liabilities and Stockholders’ Equity
Liabilities:
Policyholder liabilities	$265,456,993	$461,795,179	$727,252,172	$191,887,322	$418,921,167	$610,808,489
Deferred gain on coinsurance transactions	20,596,683	—	20,596,683	18,198,757	—	18,198,757
Other liabilities	31,739,452	970,559	32,710,011	9,384,013	1,680,001	11,064,014
Total liabilities	$317,793,128	$462,765,738	$780,558,866	$219,470,092	$420,601,168	$640,071,260
Stockholders’ Equity:
Voting common stock	3,738	—	3,738	3,738	—	3,738
Additional paid-in capital	133,678,612	—	133,678,612	133,417,272	—	133,417,272
Accumulated deficit	(55,122,540)	—	(55,122,540)	(53,522,078)	—	(53,522,078)
Accumulated other comprehensive income	7,072,373	—	7,072,373	6,430,567	—	6,430,567
Total Midwest Holding Inc.'s stockholders' equity	$85,632,183	$—	$85,632,183	$86,329,499	$—	$86,329,499
Total liabilities and stockholders' equity	$403,425,311	$462,765,738	$866,191,049	$305,799,591	$420,601,168	$726,400,759

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

On July 19, 2019, we granted stock options for 17,900 shares of voting common stock under the 2019 Plan that are exercisable during a ten-year period after the date of grant at a price of $25.00 per share, with one-third exercisable after July 17, 2021 and two-thirds exercisable after July 17, 2023. The fair market value of the shares was $8.00 per share at the grant date. Using the Black Scholes Model we determined the compensation expense was $143,200 over the vesting term of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $8.00 per share, the exercise price of $25.00 per share, the option term of 10 years, an annual risk-free interest rate of 1.84% based upon the 10-year U.S. Treasury rate at grant date, volatility of the price of the stock before the date of the grants, the amount of shares and the closely held nature of the stock before the grants.

On July 21, 2020, we granted stock options for 26,300 shares of voting common stock. Using the Black Scholes Model we determined the compensation expense was $334,950 over the vesting term of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $14.50 per share, the exercise price of per share, the time to maturity of 10 years, an annual risk-free interest rate of .55% based upon the 10-year U.S. Treasury rate at grant date and a 60% volatility based on a valuation by an outside evaluator relating to the grants of these options.

On September 15, 2020, we granted stock options for 6,667 shares of voting common stock at an exercise price of $25.00 per share. Using the Black Scholes Model we determined the compensation expense was $144,014 over the vesting term of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of

$21.60 per share, the exercise price of $41.25 per share, the time to maturity of 10 years, an annual risk-free interest rate of .69% based upon the 10-year U.S. Treasury rate at grant date and a 66.2% volatility based on a valuation by an outside evaluator relating to the grants of these options.

On November 16, 2020, we granted stock options for 35,058 shares of voting common stock at an exercise price of $41.25 per share. Using the Black Scholes Model we determined the compensation expense was $1,032,458 over the vesting term of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $29.45 per share, the exercise price of $41.25 per share, the time to maturity of 10 years, an annual risk-free interest rate of .91% based upon the 10-year U.S. Treasury rate at grant date and a 66.3% volatility based on a valuation by an outside evaluator relating to the grant of these options.

Also, on November 16, 2020 we granted an award of restricted stock for 18,597 shares of voting common stock to an officer. Using the Black Scholes Model we determined the compensation expense was $547,682 over the vesting term of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $29.45 per share, the exercise price of $41.25 per share, an annual risk-free interest rate of .91% based upon the 10-year U.S. Treasury rate at grant date and a 66.3% volatility based on a valuation by an outside evaluator relating to this restricted stock grant.

On January 16, 2021 and May 1, 2020, restricted stock and stock options for 4,650 and 200 shares with a fair market value of $29.45 and $8.00 per share, respectively, became vested on the restricted stock and in connection with the resignation of two Board members. For the three months ended March 31, 2021 and the year ended December 31, 2020 we amortized the compensation expense from the stock option grants on the three dates above, over the two and four year vesting tranches, for an expense and additional paid in capital of $261,340 and $163,664, respectively. As of March 31, 2021 and December 31, 2020, the outstanding non-vested stock under the 2019 Plan was 96,322 and 100,972, respectively with  zero and 3,350 shares being forfeited as of March 31, 2021 and December 31, 2020, respectively.

For the three months March 31, 2021 and 2020, we amortized the compensation expense related to the 2019 Plan, from the stock grants on the three dates above, over the two and four year vesting tranches as an expense and an increase in additional paid in capital of $261,340 and $11,933, respectively

The table below shows the remaining non-vested shares under the 2019 Plan:

	March 31, 2021	December 31, 2020
	Stock Options/ Restricted Stock Outstanding(1)	Stock Options Outstanding(1)
Beginning balance	100,972	17,900
Options granted under the 2019 Plan	—	68,025
Restricted stock granted under the 2019 Plan	—	18,597
Forfeited	—	(3,350)
Vested	(4,650)	(200)
Ending Balance	96,322	100,972

(1)	Reflects reverse stock split of 500:1 as of August 27, 2020.

Note 11. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of policyholders as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the three months ended March 31, 2021 and the year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Beginning balance	$597,868,472	$171,168,785
US Alliance	(655,762)	(3,307,587)
Ironbound Reinsurance Company Limited	1,522,105	6,080,196
SDA Annuity & Life Re (includes MVA adjustment and embedded derivative)	(344,905)	3,053,160
Crestline SP1	(2,492,215)	3,606,833
Deposits received	123,653,931	415,561,302
Investment earnings (includes embedded derivative)	(2,346,402)	4,214,828
Withdrawals	(2,904,992)	(2,509,045)
Ending balance	$714,300,232	$597,868,472

Note 12. Contingencies and Commitments

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life received a Certificate of Authority to conduct business in Iowa during the first quarter of 2019. American Life received a Certificate of Authority to conduct business during 2020 from each of the following states and the District of Columbia: Utah, Montana, Louisiana and Ohio. American Life has pending applications in six additional states that are expected to be approved by the end of 2021. The Nebraska Department of Insurance (“NDOI”) granted American Life approval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Ironbound prior to closing of the agreement in July 2019. The NDOI granted American Life approval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with SDA prior to closing of the agreement in December 2019. The NDOI granted American Life approval to enter into the Funds Withheld and Funds Paid Coinsurance Agreement with US Alliance prior to closing of the agreement on April 15, 2020. The NDOI granted American Life approval to enter into the Funds Withheld and Modified Coinsurance Agreement with Seneca Re through SRC1 prior to closing of the agreement on May 13, 2020. The NDOI granted American Life approval to enter into the FW and Modco Agreement with Seneca Re SRC2 prior to closing of the agreement on July 27, 2020.

Note 13. Leases

Our operating lease activities consist of leases for office space and equipment. Our finance lease activities consisted of one lease for hardware which we owned at the end of the lease agreement on March 31, 2020. None of our lease agreements include variable lease payments.

Supplemental balance sheet information as of March 31, 2021 and December 31, 2020, are as follows:

		As of	As of
Leases	Classification	March 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$317,715	$348,198

Liabilities
Operating lease	Operating lease liabilities	$364,128	$396,911

Our operating and finance leases expenses for the three months ended March 31, 2021 and 2020, were as follows:

		Three months ended March 31,
Leases	Classification	2021	2020
Operating	General and administrative expense	$1,233	$2,092

Finance lease cost:
	Amortization expense	—	2,913
	Interest expense	—	111

Minimum contractual obligations for our operating leases as of March 31, 2021, are as follows:

Operating Leases
2021 (excluding three months ended March 31, 2021)	$122,891
2022	156,608
2023	161,674
2024	13,508
Total remaining lease payments	$454,681

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2021	2020
Cash payments
Operating cash flows from operating leases	$(2,300)	$(1,035)
Operating cash flows from finance leases	—	1,164

The weighted average remaining lease terms of our operating leases were approximately one and a half years and two years as of March 31, 2021 and 2020, respectively. The weighted average discount rate used to determine the lease liabilities for finance leases was 6% and operating leases was 8% as of March 31, 2021 and 2020, respectively. The discount rate used for finance leases was based on the rates implicit in the leases. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 14. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. As filed in the statutory-basis annual statement with the Nebraska Department of Insurance, American Life’s statutory net gains for the three months March 31, 2021 and 2020 were $6,109,058 and $423,474, respectively. Capital and surplus of American Life as of March 31, 2021 and December 31, 2020 was $77,818,776 and $77,446,537, respectively. The net gain was primarily due to the ceding commission and reserve adjustments earned on the Ironbound, SDA, US Alliance, SRC1, and Crestline Re SP1 reinsurance transactions; offset by continuing expenses incurred to provide services on the new software and related technology to distribute products through national marketing organizations. For the quarter ended March 31, 2021, the MYGA and FIA sales were

$9,368,962 and $114,284,969 compared to the MYGA and FIA sales $31,565,506 and $16,249,504 as of March 31, 2020. An additional $3,489,795 of MYGA and $36,050,004 of FIA sales were pending as of March 31, 2021.

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiary is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as of March 31, 2021 and December 31, 2020, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements.

As of December 31, 2020, American Life had an invested asset that was impaired as a result of the fair market of the underlying collateral being valued less that the book value. This was non-admitted for statutory accounting. This asset was held in our modified coinsurance account for Ironbound so it was passed through to the third-party reinsurer through as a reduction of the investment income earned by the third-party reinsurer.  As of March 31, 2021, this invested asset was sold for a loss of $2.4 million that was passed through to the third-party reinsurer as a reduction of their investment income earned.

As of March 31, 2021 and December 31, 2020, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 15. Third-Party Administration

The Company commenced its third-party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. TPA fee income earned for TPA administration during the three months ended March 31, 2021 and year ended December 31, 2020 were $207,500 and $8,160, respectively.

Note 16. Reverse Stock Split

On August 10, 2020, Midwest filed Articles of Amendment of Amended and Restated Articles of Incorporation (“Amendment”) that changed the total number of shares that the Company is authorized to issue to 22,000,000 shares of common stock, of which 20,000,000 were designated as voting common stock with a par value of $0.001 per share and 2,000,000 designated as non-voting common stock with a par value of $0.001 per share. The Amendment also provides for 2,000,000 shares of preferred stock with a par value of $0.001 per share. The Amendment provided that each 500 shares of voting common stock either issued or outstanding would be converted into one share of voting common stock through a reverse stock split. Fractional shares were not issued in connection with the reverse stock split but were paid out in cash. The Company paid approximately $175,000 for those fractional shares and is now holding treasury stock represented by that amount. The effective date, August 27, 2020, for the reverse stock split was retrospectively applied to these financial statements. Outstanding shares as of March 31, 2021 and December 31, 2020, were 3,737,564.

Note 17. Capital Raise

On December 21, 2020, Midwest completed a public offering of 1,000,000 shares of its voting common stock offered by the Company at a price to the public of $70.00 per share.  The Midwest voting common stock was approved for listing on the Nasdaq Capital Market under the ticker symbol “MDWT.”

Midwest raised $70,000,000 of gross proceeds from the capital raise and incurred commissions and expenses of approximately $5,914,995 that were offset against those proceeds.

Note 18. Equity

Preferred stock

As of March 31, 2021 and December 31, 2020, the Company had 2,000,000 shares of preferred stock authorized but none issued or outstanding.

Common Stock

The voting common stock is traded on the NASDAQ Capital Market under the symbol “MDWT”. Midwest has authorized 20,000,000 shares of voting common stock. As of March 31, 2021 and December 31, 2020, Midwest had 3,737,564 shares of voting common stock issued and outstanding.

Midwest holds approximately 4,500 shares of voting common stock in its treasury due to the reverse stock split discussed in Note 16 above.

Additional paid-in capital

Additional paid-in capital is primarily comprised of the cumulative excess cash received by the Company in conjunction with past issuances of its shares.  It also is increased by the amortization expense of the consideration calculated at inception of the stock option grant as discussed in Note. 10 – Long-Term Incentive Plan above.

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Loss. AOCI includes the unrealized gains and losses on investments and DAC, net of offsets and taxes are as follows:

	Unrealized investment gains (losses) on AFS securities, net of offsets	Unrealized gains on foreign currency	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$473,399	$146,185	$619,584
Other comprehensive income before Reclassifications	7,398,432	—	7,398,432
Unrealized gains on foreign currency	—	(146,185)	(146,185)
Less: Reclassification adjustments for losses realized in net income	(1,441,264)	—	(1,441,264)
Balance at December 31, 2020	6,430,567	—	6,430,567
Other comprehensive income (loss) before reclassifications, net of tax	962,880	—	962,880
Less: Reclassification adjustments for losses realized in net income, net of tax	(321,074)	—	(321,074)
Balance at March 31, 2021	$7,072,373	$—	$7,072,373

Note 19. Deferred Acquisition Costs

The following table represents a rollforward of DAC, net of reinsurance:

	March 31, 2021	December 31, 2020
Beginning balance	$13,456,303	$—
Additions	6,681,991	13,919,206
Amortization	(502,737)	(670,233)
Interest	36,855	138,295
Impact of unrealized investment losses	4,333	69,035
Ending Balance	$19,676,745	$13,456,303

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of the Company as of March 31, 2021, compared with December 31, 2020, and the results of operations for the three  months ended March 31, 2021, compared with corresponding period in 2020 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report and our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning new products or services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “intends,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, many of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” of our 2020 Form 10-K and below in Part III – Other Information – Item 1A Risk Factors.

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

American Life’s sales force continues to grow, with eight third-party IMOs presently offering our products. American Life obtained an A.M. Best Rating of B++ in December 2018 that was affirmed in 2020. A.M. Best also upgraded American Life's long-term issuer credit rating to bbb+ from bbb in December 2020.

Beginning in mid-2019, American Life began ceding portions of its MYGA and FIA annuity business to third-party insurance companies and Seneca Re that we refer to as “quota shares.” For detailed information see “Note 9 — Reinsurance” to our Consolidated Financial Statements included in this Form 10-Q.

Effective March 12, 2020, we formed Seneca Re for the purpose of reinsuring various types of risks through one or more single purpose entitles, or “protected cells.” On March 30, 2020, Seneca Re received its certificate of authority to transact business as a captive insurance company. On May 12, 2020, we contributed $300,000 to Seneca Re for a 100% ownership interest. Seneca Re has one incorporated cell, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) as of December 31, 2020. We contributed a total of $15.0 million through December 31, 2020 to capitalize SRC1, which is consolidated in our financial statements.

Effective on April 24, 2020, we raised capital of $5,227,000 from various third-party investors and issued 231,655 shares of voting common stock at $22.50 per share. Also, on April 24, 2020, we signed a securities purchase agreement with Crestline Assurance for additional capital of $10.0 million and issued 444,444 shares of our voting common stock to Crestline Assurance at $22.50 per share.

On August 10, 2020, Midwest filed Articles of Amendment of Amended and Restated Articles of Incorporation (“Amendment”) that changed the total number of shares it is authorized to issue to 22,000,000 shares of common stock, of which 20,000,000 were designated as voting common stock with a par value of $0.001 per share and 2,000,000 shares were designated as non-voting common stock with a par value of $0.001 per share. The Amendment also provides for 2,000,000 shares of authorized preferred stock with a par value of $0.001 per share. The Amendment provided that upon effectiveness, each 500 shares of common stock either issued or outstanding would be converted into one share of voting common stock through a reverse stock split.  The Amendment was effective as of August 27, 2020. Fractional shares were not issued in connection with the reverse stock split but were paid in cash.  The Company paid approximately $175,000 for those fractional shares and is now holding treasury stock represented by that amount.  Outstanding shares as of March 31, 2021 and December 31, 2020 were 3,737,564.  All prior periods disclosed in this 10-Q have been restated to reflect the reverse stock split per share amounts.

On December 21, 2020, Midwest completed a public offering of 1,000,000 shares of its voting common stock offered by the Company at a price to the public of $70.00 per share.  On December 17, 2020, Midwest voting common stock was listed on the Nasdaq Capital Market under the ticker symbol “MDWT.”  The aggregate net proceeds to the Company were approximately $64.4 million, after deducting underwriting discounts and commissions.

Midwest used the net proceeds of the offering to support the growth of its insurance subsidiaries, American Life, with a capital contribution of $50.0 million, and Seneca Re, with a capital contribution of $7.5 million. The rest of the proceeds were designated for general corporate purposes.

COVID-19

We continue to closely monitor developments related to the COVID-19 pandemic to assess any potential adverse impact on our business. Due to the evolving and highly uncertain nature of this pandemic, it currently is not possible to provide a longer-term estimate of potential insurance or reinsurance exposure or the indirect effects the pandemic may have on our results of operations, financial condition or liquidity. Management implemented the Company’s business continuity plan in early March 2020 and operated through July 2020 with the majority of employees working remotely.  The employees returned to the office on July 8, 2020.  Operations continued as normal despite a sharp increase in sales during the period. We continue to monitor the Center for Disease Control and Prevention and State of Nebraska guidelines regarding employee safety.

Our management will continue to monitor our investments and cash flows to evaluate the impact as this pandemic evolves.

Unrealized Losses; Embedded Derivatives

American Life has agreements with several third-party reinsurers that have funds withheld (“FW”) and modified coinsurance (“Modco”) coinsurance provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 5 — Derivative Instruments” to our Consolidated Financial Statements. As a result of price increases in 2021 and late 2020, assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $2.5 million as of March 31, 2021 compared to unrealized losses of approximately $23.2 million as of March 31, 2020. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. We account for these unrealized gains by recording equivalent realized losses on our Consolidated Statements of Comprehensive Loss. Accordingly, the unrealized gains on the assets held by American Life on behalf of the third-party reinsurers were offset by recording an embedded derivative loss of $400,000 and derivative gains of $23.2 million, respectively. If prices of investments fluctuate, the unrealized losses of the third-party reinsurers may also fluctuate; therefore, the associated embedded derivative gain (loss) recognized by us for March 31, 2021 and December 31, 2020, would be reduced accordingly.

Critical Accounting Policies and Estimates

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K (“2020 Form 10-K MD&A”) contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2020 Form 10-K MD&A.

Net (Loss) Income

Net loss increased during the three months ended March 31, 2021 compared to the net gain during the three months ended March 31, 2020 primarily due to the following:

1.	Total (losses) revenue drivers:

a)	There are three components associated with our FIA products: 1) the fair market value of the derivative asset entered into in order to mitigate the fluctuation of the embedded liability on our policyholder contracts, 2) the change in the fair market value of the embedded liability, and 3) the option allowance related to our third-party reinsurers that are marked to market at the end of the period. As of March 31, 2021, the change in the market value of the option derivatives decreased resulting in a realized loss of $6.3 million. The decrease in the embedded liability resulted in a decrease in our interest credited of $2.3 million. The third component resulted in a gain resulting from the mark-to-market gain of $4.1 million on our options allowance with the third-party reinsurers presented in other operating expenses.

b)	American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5. As a result of the changes in the market prices, the assets held on behalf of the third-party reinsurers had unrealized gains of approximately $2.5 million and unrealized losses of $23.2 million, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the asset portfolios accrue to the third-party reinsurers. We account for the change in unrealized gains or losses related to the third-party reinsurers by recording equivalent realized gains or losses on our Consolidated Statements of Comprehensive Loss. We recorded the decrease in the unrealized gains since December 31, 2020 as a realized gain of $400,000 compared to a realized gain of $23.2 million during the first quarter of 2020.

2.	Expense drivers

a)	As mentioned above in 1.a., the decrease in interest credited and general operating expenses related to the embedded derivatives in our FIA products of $2.3 million and the mark-to-market option allowance gain of $4.1 million was offset by our losses on our derivative assets.

b)	Increase of $2.1 million in salaries and benefits due to increasing our personnel to service our new business growth.

Consolidated Results of Operations - Three Months Ended March 31, 2021 and 2020

Revenues

The following summarizes the sources of our revenue for the periods indicated:

	Three months ended March 31,
	2021	2020
Premiums	$—	$21
Investment income, net of expenses	2,887,363	1,240,978
Net realized gains on investments (See Note 4)	(4,649,105)	22,600,010
Amortization of deferred gain on reinsurance	460,856	182,438
Service fee revenue, net of expenses	438,146	380,267
Other revenue	248,969	9,777
	$(613,771)	$24,413,491

Premium revenue: The introduction of our MYGA and FIA products discussed above generated a large volume of new business; however, these products are defined as investment contracts and U.S. GAAP requires that premiums be deferred as deposit-type liabilities on our Consolidated Balance Sheets. American Life expects to introduce additional versions of these annuity products in 2021.

The table below shows premium issued under statutory accounting principles (“SAP”) on our two annuity products:

	Three months ended March 31,
	2021		2020
	MYGA	FIA	MYGA	FIA
	Premium(1)	Premium(1)	Premium(1)	Premium(1)
First quarter	$9,368,962	$114,284,969	$31,565,506	$16,249,504

(1)	Under SAP, the MYGA and FIA premiums are treated as premium revenue. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue that is recognized under SAP is accounted for under GAAP as deposit-type liabilities on our Consolidated Balance Sheets and is not recognized on our Consolidated Statements of Comprehensive Loss.

Investment income (loss), net of expenses: The components of our net investment income (loss) are as follows:

	Three months ended March 31,
	2021	2020
Fixed maturities	$3,050,777	$1,167,614
Mortgage loans	173,777	2,524
Other	55,813	—
Gross investment income	3,280,367	1,170,138
Less: investment (expenses) refund	(393,004)	70,840
Investment income, net of expenses	$2,887,363	$1,240,978

The increase in investment income for 2021 over 2020 was due to the investment income earned on the bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period. Our investment portfolio grew to $535,162,200 as of March 31, 2021 compared to $125,832,863 as of March 31, 2020, as a result proceeds from our MYGA and FIA product sales. As of March 31, 2021 and 2020, American Life ceded $47.5 million and $25.7 million, respectively, of premiums to reinsurers and transferred approximately $3.1 million of investment income related to the ceded premiums as required by the terms of its reinsurance agreements.

Net realized (losses) gains on investments: The net realized (loss) gains on investments for the three months ended March 31, 2021 and 2020 were losses of $4.6 million and gains of $22.6 million, respectively, which included a gain of $400,000 and $23.2 million from an embedded derivative, respectively. There were net realized losses of $5.4 million related to derivatives utilized to hedge the obligations to FIA policyholders; such losses were offset by decreases in FIA-related interest credited expense and decreases in FIA-related mark-to-market option allowance flowing through other operating expenses.

American Life has treaties with several reinsurers that have funds withheld coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5 — Derivative Instruments to our Consolidated Financial Statements.  The change in fair value of the total return swap is included in net realized gains on investments. As a result of price decreases in 2021 and the market volatility in the first quarter of 2020 and recovery in the market in the last quarter of 2020, assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $2.5 million and unrealized losses of approximately $23.2 million as of March 31, 2021 and 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the portfolios accrue to the third-party reinsurers. We account for these unrealized gains by recording equivalent realized losses on our Consolidated Statements of Comprehensive Loss. Accordingly, for the three months ended March 31, 2021 and 2020, the change in unrealized gains on the assets held by American Life on behalf of the third-party reinsurers were offset by recording an embedded derivative gain of $400,000 and an embedded derivative gain of $23.2 million, respectively.

Amortization of deferred gain on reinsurance: The increase in 2021 compared to the comparative period in 2020 was due to the amortization of the ceding commission deferred from the additional reinsurance agreements, several with third-party reinsurers which were not in effect in the first quarter of 2020.

Service fee revenue, net of expenses: The increase in 2021 was due primarily to the increases in 1505 Capital’s asset management services provided on the increased investment portfolio of our third-party reinsurers.

Other revenue: The increase in third-party administration (“TPA”) fees earned results from providing additional administrative services to clients compared to 2020.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Three months ended March 31,
	2021	2020
Interest credited	$(2,346,403)	$211,202
Benefits	79	(7,103)
Amortization of deferred acquisition costs	502,737	40,509
Salaries and benefits	2,927,227	824,896
Other operating expenses	(1,529,297)	1,325,113
	$(445,657)	$2,394,617

Interest credited: The decrease was due primarily due to the FIA product and the decrease in the fair market value of the embedded derivative liability owned by us to FIA policyholders.  This decrease is partially offset in our net realized (loss) gains on investments, as referenced above, which saw a $5.4 million decrease in the fair market value of derivative assets used to partially hedge this obligation to FIA policyholders.

Benefits: Death benefits changed insignificantly over prior year.  In the first quarter of 2020, we escheated legacy claims and reduced our claims accrual resulting in the 2020 negative balance.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA and FIA products retained in 2021 compared to the same period in 2020 that were not ceded to third-party reinsurers.

Salaries and benefits: The increase was due to the addition of personnel to service our new business growth. We are hiring more in-house expertise to service our growth initiatives.

Other operating expenses: Other operating expenses were approximately $2.9 million lower than prior year. The primary items of this decrease are:

1)	FIA products contain embedded derivative liabilities, which are market driven. The reinsurers that reinsure our FIA products pay an option allowance to American Life to purchase derivative assets used to hedge the FIA embedded derivative liabilities. As of March 31, 2021, the mark-to-market on those option allowances were in a negative position. As a result, American Life incurred $4,114,501 of income and receivable from the reinsurers. The derivative assets utilized to partially hedge this mark-to-market option allowance saw a $5.4 million loss flowing through net realized (loss) gains on investments, as referenced above.
2)	Decreases offset by other expenses related to taxes, licenses and fees of approximately $460,000 due to Nebraska and Vermont year-end and exam fees; audit and actuarial expenses of $137,000 due to increased audit costs associate with the growing business; and consultants to assist with the growth of the business of $242,000.

Investments

Most investments on our Consolidated Balance Sheets are held on behalf of our reinsurers as collateral under our reinsurance agreements. As a result, our investment allocations are largely a function of our collective reinsurer investment allocations. While the reinsurers own the investment risk on these assets, we typically restrict their investment allocations via control over the selection of the asset manager as well as asset restrictions set forth in investment guidelines. Additionally, in many of our reinsurance agreements, our affiliate investment manager, 1505 Capital, is selected as the asset manager.

The investment guidelines typically include U.S. government bonds, corporate bonds, commercial mortgages, asset backed securities, municipal bonds, mutual funds and collateral loans. The duration of our investments is 5 to 10 years in line with that of our liabilities. We do allow non-U.S. dollar denominated investments where the foreign exchange risk is hedged back to U.S. dollars.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 20201 and December 31, 2020. Increases in fixed maturity securities primarily resulted from the sale of our new MYGA and FIA products during 2021. Most of the investments as of March 31, 2021 and December 31, 2020 are held as collateral for our reinsurers.

	March 31, 2021		December 31, 2020
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,119,103	0.3%	$6,164,983	0.9%
Foreign governments	1,542,188	0.2	—	—
Mortgage-backed securities	25,828,579	3.3	14,757,414	2.2
Collateralized loan obligations	301,261,339	37.9	221,773,609	33.1
States and political subdivisions -- general obligations	117,330	—	117,330	—
States and political subdivisions -- special revenue	6,123,127	0.8	6,202,204	0.9
Trust preferred	2,152,538	0.3	2,284,816	0.3
Corporate	153,924,830	19.4	125,863,002	18.9
Total fixed maturity securities	493,069,034	62.2	377,163,358	56.3
Mortgage loans on real estate, held for investment	109,776,321	13.8	94,989,970	14.2
Derivatives	9,473,398	1.2	11,361,034	1.7
Equity securities	42,093,166	5.3	—	—
Other invested assets	25,606,108	3.2	21,897,130	3.3
Investment escrow	3,317,043	0.4	3,174,047	0.5
Preferred stock	4,300,591	0.5	3,897,980	0.6
Notes receivable	5,737,608	0.7	5,665,487	0.8
Policy Loans	48,551	—	45,573	—
Cash and cash equivalents	100,927,152	12.7	151,679,274	22.6
Total investments, including cash and cash equivalents	$794,348,972	100.0%	$669,873,853	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$16,259,820	3.3%	$3,070,750	0.8%
AA	60,286,560	12.2	5,818,163	1.5
A	8,295,924	1.7	49,445,266	13.1
BBB	367,244,456	74.5	247,635,730	65.7
Total investment grade	452,086,760	91.7	305,969,909	81.1
BB and other	40,982,274	8.3	71,193,449	18.9
Total	$493,069,034	100.0%	$377,163,358	100.0%

Reflecting the quality of securities maintained by us, 91.7% and 81.1% of all fixed maturity securities were investment grade as of March 31, 2021 and December 31, 2020, respectively.

We expect that our MYGA and FIA products sales will continue to result in an increase in investable assets in future periods.

Market Risks of Financial Instruments

The primary market risks affecting the investment portfolio are interest rate risk, credit risk and liquidity risk. With respect to investments that we hold on our Consolidated Balance Sheets as collateral, our reinsurers bear the market risks related to these investments, while we bear the market risks on any net retained investments.

Interest Rate Risk

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest and dividend income represent the greatest portion of an investment’s return for most fixed maturity securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs. Our liabilities also have interest rate risk though are not required to be marked to market. We mitigate interest rate risk by monitoring and matching the duration of assets compared to the duration of liabilities.

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

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with SAP prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net income (loss) of American

Life under SAP, see Note 16 to our Consolidated Financial Statements. American Life maintains sufficient capital and surplus to comply with regulatory requirements as of March 31, 2021.

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

We have reported our insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from SAP. The following items are principal differences between SAP and GAAP as SAP:

•	requires that we exclude certain assets, called non-admitted assets, from the Consolidated Balance Sheets.
•	requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.
•	dictates how much of a deferred income tax asset can be admitted on a statutory Consolidated Balance Sheets.
•	requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record all investments at fair value.
•	allows bonds to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the NAIC, while they are recorded at fair value for GAAP.
•	allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.
•	requires that unearned premiums and loss reserves are presented net of related reinsurance rather than on a gross basis as reported under GAAP.
•	requires that we record reserves liabilities and expenses, while we record all transactions related to the annuity products under GAAP as a deposit-type contract liability.
•	requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over 90 days and for unsecured amounts recoverable from unauthorized reinsurers. Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.
•	requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense as it is reported under GAAP. Our insurance subsidiaries must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP.

	Three months ended March 31,
	2021	2020
Consolidated GAAP net loss	$(1,600,462)	$21,548,458
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	(563,308)	(248,457)
GAAP net loss of statutory insurance entities	$(1,037,154)	$21,796,915

GAAP net income (loss) by statutory insurance entity:
American Life	$(1,979,850)	$21,796,915
Seneca Re Protected Cell	942,696	—
	$(1,037,154)	$21,796,915

Reconciliation of GAAP and SAP
GAAP net gain (loss) of American Life	(1,979,850)	21,796,915
Increase (decrease) due to:
Deferred acquisition costs	(10,708,867)	(2,430,194)
Coinsurance transactions	56,453,111	47,629,572
Carrying value of reserves	(42,565,237)	(42,516,516)
Foreign exchange and derivatives	6,013,367	—
Gain on sale of investments, net of asset valuation reserve	(2,325,448)	(23,582,019)
Other	1,221,982	1,050
SAP net income of American Life	$6,109,058	$898,808

GAAP net income of Seneca Re Protected Cell	942,696	—
Increase (decrease) due to:
Deferred acquisition costs	(4,867,782)	—
Coinsurance transactions	36,234,430	—
Carrying value of reserves	(35,076,712)	—
Gain on sale of investments, net of asset valuation reserve	1,492,880
Other	(2,037,242)
SAP net loss of Seneca Re Protected Cell	(3,311,730)	—

SAP net income of statutory insurance entities	$2,797,328	$898,808

Non-GAAP Financial Measures

We discuss below certain non-GAAP financial measures that our management uses in conjunction with GAAP financial measures as an integral part of managing our business and to, among other things:

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

Annuity Premiums

Annuity premiums, also referred to as sales or direct written premiums, do not correspond to revenues under GAAP, but are relevant metrics to understand our business performance. Under statutory accounting practices, or SAP, our annuity premiums received are treated as premium revenue. Our premium metrics include all sums paid into an individual annuity in a given period. We typically transfer all or a substantial portion of the premium and policy obligations to reinsurers. Ceded premium represents the premium we transfer to reinsurers in a given period. Retained premium represents the portion of premium received during a given period that was not ceded to reinsurers and will either be reinsured in a subsequent period or retained by us. We typically retain premiums prior to transferring them to reinsurers to facilitate block and other reinsurance transactions involving portfolios of annuity premiums.

The following table sets forth premiums received under SAP. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue is accounted under GAAP as deposit-type liabilities on our Consolidated Balance Sheets and is not recognized in our Consolidated Statements of Comprehensive Loss.

	Three months ended March 31,
	2021	2020
Annuity Premiums (SAP)
Annuity direct written premiums	$123,653,931	$47,815,010
Ceded premiums	(47,464,279)	(25,728,698)
Net premiums retained	$76,189,652	$22,086,312

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

Under GAAP, ceding commissions are deferred on our Consolidated Balance Sheets as a deferred gain on coinsurance transactions and are subsequently amortized through amortization of deferred gain on reinsurance on the Consolidated Statements of Comprehensive Loss over the period of the policy contracts.

The following table sets forth a reconciliation of total revenue to adjusted revenue for the three months ended March 31, 2021 and 2020 respectively:

	Three months ended March 31,
	2021	2020
Total revenue - GAAP	$(613,771)	$24,413,491
Adjustments:
Net realized gains on investments	(404,600)	(23,238,919)
Deferred coinsurance ceding commission	2,397,926	1,033,940
Adjusted revenue	$1,379,555	$2,208,512

Adjusted Net Income (Loss)

Adjusted net income (loss) is management’s evaluation of the impact of revenue we receive and retain taking into account the reinsurance transactions we complete. Under these provisions with third-party reinsurers, the assets backing the treaties are maintained by American Life as collateral and are carried on the Consolidated Balance Sheets for American Life, but the assets are owned by the third-party reinsurer; thus, the total return on the asset portfolio belongs to the third-party reinsurers. Under GAAP this is considered an embedded derivative but is not designated as a hedge. We make an Consolidated Statements of

Comprehensive Loss adjustment for net realized losses on investments related to the embedded derivative. The net realized losses on investments related to the embedded derivative is included in GAAP net loss but is reversed dollar for dollar in the calculation of GAAP other comprehensive income through a reclassification adjustment for net realized gains on investments. We define adjusted net income (loss) as net income (loss) including the impact of reinsurance transactions completed during the period and excluding the total return on the asset portfolios that are owned by reinsurers and held by us. These items have no direct expense and the tax effect of these adjustments is already included in our tax basis, which is similar to our Adjusted Net Income. Our management uses adjusted net income (loss) as an internal measure of our underlying business performance and because it provides useful insights into our results of operations.

The following table sets forth a reconciliation of net loss to adjusted net income (loss) for the three months ended March 31, 2021 and 2020, respectively:

	Three months ended March 31,
	2021	2020
Net loss attributable to Midwest Holding Inc. - GAAP	$(1,600,462)	$21,548,458
Adjustments:
Net realized gains on investments	(404,600)	(23,238,919)
Deferred coinsurance ceding commission	2,397,926	1,033,940
Total adjustments	1,993,326	(22,204,979)
Income tax (expense) benefit adjustment(1)	—	—
Adjusted net income (loss)	$392,864	$(656,521)

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents totaling $151,679,274. Approximately $15,227,000 of the increase in cash was due to the completion of private sales of our voting common stock in April 2020 and approximately $65,000,000 was due to the completion of a public offering completed on December 21, 2020. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital transaction expenditures for the foreseeable future.

The NAIC has established minimum capital requirements in the form of RBC that factors the type of business written by an insurance company, the quality of its assets, and various other aspects of its business to develop a minimum level of capital known as “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under SAP, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. As of December 31, 2020, the RBC ratio of American Life was 1,092,205%.

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

The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated.

	Three months ended March 31,
	2021	2020

Net cash provided by operating activities	$7,818,155	$2,316,449
Net cash used in investing activities	(179,319,216)	(68,154,008)
Net cash provided by financing activities	120,748,939	47,628,210
Net increase in cash and cash equivalents	(50,752,122)	(18,209,349)
Cash and cash equivalents:
Beginning of period	151,679,274	43,716,205
End of period	$100,927,152	$25,506,856

Cash Provided by Operating Activities

Net cash provided by operating activities was $7,818,155 for the three months ended March 31, 2021, which was comprised primarily of an increase in other assets and liabilities of $21,408,109 primarily due to payable for securities, an increase in net realized losses of $4,649,105, an increase in deferred coinsurance ceding commission due to a third-party reinsurance transaction of $2,397,926. These were offset by capitalized deferred acquisition costs of $6,774,293, amounts recoverable from reinsurers of $6,164,935, policy liabilities of $4,305,256 primarily due to the increase in deposit type contracts ceded to reinsurers, and accrued investment income of $2,288,257.

Cash Used in Investing Activities

Net cash used for investing activities was ($179,319,216). The primary use of cash resulted from our purchase of investments from sales of the MYGA and FIA products of $244,765,832. Offsetting this use of cash was our sale of investments in available-for-sale securities for proceeds of $65,459,944.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities was $120,748,939.  The primary source of cash was net receipts on the MYGA and FIA products of $123,653,931 and the primary use of cash was withdrawals on those products of $2,904,992.

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

Management, (with the participation of our principal executive officers and principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2021. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

In addition to the risks previously disclosed in Item 1A – Risk Factors of our 2020 10-K, readers of this report should also consider that since March 13, 2020, the related federal, state and local governmental responses to COVID-19 have affected economic and financial market conditions as well as the operations, results and prospects of companies across many industries.

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

If the COVID-19 pandemic and associated economic slowdown continues or resurges, it could adversely impact on our future results of operations, financial condition, cash flows, liquidity and prospects in a number of ways, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds from Registered Securities

Pursuant to Registration Statement No. 333-249828 declared effective, by the Securities and Exchange Commission, on December 21, 2020, Piper Sandler & Co. and JMP Securities, LLC, as underwriters sold 1,000,000 shares of the Company’s $0.001 par value voting common stock at the public offering price of $70 per share. The offering closed on December 21 2020. Aggregate underwriting discounts and commissions were approximately $4,850,000 resulting in net proceeds to the Company of $65,450,000 before offering expenses.

Expenses of approximately $779,527 were paid by the Company in connection with the offering through March 31, 2021 (excluding underwriting discounts and commissions set forth above) include:

Legal, accounting and professional fees	221,626
SEC filing, NASDAQ listing fees and expenses	500,634
Direct payments to directors, officers and 10%
shareholders (not including regular salaries)	57,267
$779,527

After payment of the foregoing expenses, net proceeds to the Company were approximately $64.3 million. Of this amount and through March 31, 2021, these proceeds had been applied as follows: Midwest used the net proceeds of the offering to support the growth of its insurance subsidiaries, American Life, with a capital contribution of $50.0 million, and Seneca Re, with a capital contribution of $7.5 million. The rest of the proceeds have been allocated for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Co-Principal Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2021

MIDWEST HOLDING INC.

By:	/s/ A. Michael Salem
Name:	A. Michael Salem
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

MIDWEST HOLDING INC.

By:	/s/ Michael Minnich
Name:	Michael Minnich
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)