Form 10-Q
period 2021-06-30
MIDWEST HOLDING INC.
filed 2021-08-13
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021
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

As of July 1, 2021, there were 3,737,564 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost: $580,914,162 and $369,156,068, respectively) (See Note 4)	$588,861,261	$377,163,358
Mortgage loans on real estate, held for investment	130,372,068	94,989,970
Derivative instruments (See Note 5)	16,422,394	11,361,034
Equity securities, at fair value (cost: $46,887,832 in 2021 and zero in 2020)	46,924,170	—
Other invested assets	40,813,176	21,897,130
Investment escrow	—	3,174,047
Federal Home Loan Bank (FHLB) stock	500,000	—
Preferred stock	4,728,375	3,897,980
Notes receivable	5,810,328	5,665,487
Policy loans	51,529	45,573
Total investments	834,483,301	518,194,579
Cash and cash equivalents	70,278,979	151,679,274
Deferred acquisition costs, net	21,419,245	13,456,303
Premiums receivable	333,835	313,601
Accrued investment income	10,448,869	6,806,836
Reinsurance recoverables (See Note 9)	45,237,046	32,146,042
Intangible assets	700,000	700,000
Property and equipment, net	114,434	103,964
Operating lease right of use assets	287,660	348,198
Other assets	3,114,239	1,533,179
Assets associated with business held for sale (See Note 2)	1,058,180	1,118,783
Total assets	$987,475,788	$726,400,759
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$12,477,017	$12,775,773
Policy claims	159,118	161,703
Deposit-type contracts (See note 11)	848,714,996	597,868,472
Advance premiums	422	2,541
Deferred gain on coinsurance transactions	24,872,873	18,198,757
Lease liabilities (See Note 13):
Operating lease	331,350	396,911
Other liabilities	18,260,351	9,552,791
Liabilities associated with business held for sale (See Note 2)	1,053,226	1,114,312
Total liabilities	905,869,353	640,071,260
Contingencies and Commitments (See Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of June 30, 2021 or December 31, 2020	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,737,564 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding June 30, 2021 and December 31, 2020, respectively	3,738	3,738
Additional paid-in capital	135,232,817	133,592,605
Treasury stock	(175,333)	(175,333)
Accumulated deficit	(60,115,614)	(53,522,078)
Accumulated other comprehensive income	6,660,827	6,430,567
Total stockholders' equity	81,606,435	86,329,499
Total liabilities and stockholders' equity	$987,475,788	$726,400,759

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues
Premiums	$—	$30	$—	$51
Investment income, net of expenses	3,220,026	(397,842)	6,107,389	843,136
Net realized gain (loss) on investments (See Note 4)	4,059,926	(12,819,871)	(589,179)	9,780,139
Amortization of deferred gain on reinsurance	587,737	338,269	1,048,593	520,707
Service fee revenue, net of expenses	671,804	385,674	1,109,950	765,892
Other revenue	357,814	10,387	606,783	20,213
Total revenue (loss)	8,897,307	(12,483,353)	8,283,536	11,930,138
Expenses
Interest credited	3,931,216	(128,052)	1,584,813	83,150
Benefits	—	4,016	79	(3,087)
Amortization of deferred acquisition costs	524,336	100,388	1,027,073	140,897
Salaries and benefits	4,513,944	1,354,934	7,441,171	2,179,830
Other operating expenses	4,174,196	2,305,687	2,644,899	3,630,800
Total expenses	13,143,692	3,636,973	12,698,035	6,031,590
(Loss) income continuing from operations before taxes	(4,246,385)	(16,120,326)	(4,414,499)	5,898,548
Income tax expense (See Note 8)	(746,689)	(479,513)	(2,179,037)	(887,429)
Net (loss) income attributable to Midwest Holding, Inc.	(4,993,074)	(16,599,839)	(6,593,536)	5,011,119
Comprehensive income (loss):
Unrealized gains (losses) on investments arising during the three months ended June 2021 and 2020, net of offsets, net of tax ($119,677 and $4.9 million, respectively); unrealized gains (losses) on investments arising during the six months ended June 2021 and 2020, net of offsets, net of tax ($61,207 and $1.6 million, respectively)	373,392	6,673,662	1,336,272	2,502,690
Unrealized losses on foreign currency	—	(976)	—	(406,255)
Less: Reclassification adjustment for net realized gains on investments, net of tax for the three months ended June 20, 2021 and 2020 ($208,655 and $216,772, respectively), and net of tax for the six months ended June 20, 2021 and 2020 ($294,004 and $242,962, respectively)	(784,942)	12,819,871	(1,106,012)	(9,780,139)
Other comprehensive (loss) income	(411,550)	19,492,557	230,260	(7,683,704)
Comprehensive (loss) income	$(5,404,624)	$2,892,718	$(6,363,276)	$(2,672,585)
Earnings (loss) income per common share
Basic	$(1.34)	$(6.53)	$(1.76)	$2.19
Diluted	$(1.34)	$(6.53)	$(1.76)	$2.18

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended June 30,
			Additional
	Treasury	Common	Paid-In	Retained		Noncontrolling	Total
	Stock	Stock	Capital	Earnings	AOCI*	Interest	Equity
Balance at March 31, 2021	$(175,333)	$3,738	$133,853,945	$(55,122,540)	$7,072,373	$—	$85,632,183
Net loss	—	—	—	(4,993,074)	—	—	(4,993,074)
Additional capital raise related expenses	—	—	(129,355)	—	—	—	(129,355)
Employee stock options	—	—	1,508,227	—	—	—	1,508,227
Unrealized gains on investments, net of taxes	—	—	—	—	(411,546)	—	(411,546)
Balance, June 30, 2021	$(175,333)	$3,738	$135,232,817	$(60,115,614)	$6,660,827	$—	$81,606,435
Balance at March 31, 2020	$—	$2,043	$54,506,288	$(19,533,252)	$(26,556,674)	$186,977	$8,605,382
Net loss	—	—	—	(16,599,839)	—	—	(16,599,839)
Capital raise, net of $285,468 related expenses	—	676	14,940,857	—	—	—	14,941,533
Employee stock options	—	—	13,088	—	—	—	13,088
Purchase of remaining 49% of 1505 Capital LLC	—	—	(375,523)	62,500	—	(186,977)	(500,000)
Unrealized gains on investments, net of taxes	—	—	—	—	19,493,534	—	19,493,534
Unrealized losses on foreign currency	—	—	—	—	(980)	—	(980)
Balance, June 30, 2020	$—	$2,719	$69,084,710	$(36,070,591)	$(7,064,120)	$—	$25,952,718

	Six months ended June 30,
	Treasury	Common	Additional Paid-In	Retained		Noncontrolling	Total
	Stock	Stock	Capital	Earnings	AOCI*	Interest	Equity
Balance, December 31, 2020	$(175,333)	$3,738	$133,592,605	$(53,522,078)	$6,430,567	$—	$86,329,499
Net loss	—	—	—	(6,593,536)	—	—	(6,593,536)
Additional capital raise related expenses	—	—	(129,355)	—	—	—	(129,355)
Employee stock options	—	—	1,769,567	—	—	—	1,769,567
Unrealized gains on investments, net of taxes	—	—	—	—	230,260	—	230,260
Balance, June 30, 2021	$(175,333)	$3,738	$135,232,817	$(60,115,614)	$6,660,827	$—	$81,606,435
Balance, December 31, 2019	$—	$2,043	$54,494,354	$(41,081,710)	$619,584	$124,477	$14,158,748
Net gain	—	—	—	5,011,119	—	—	5,011,119
Capital raise, net of $285,468 related expenses	—	676	14,940,857	—	—	—	14,941,533
Employee stock options	—	—	25,022	—	—	—	25,022
Purchase of remaining 49% of 1505 Capital LLC	—	—	(375,523)	—	—	(124,477)	(500,000)
Unrealized gains on investments, net of taxes	—	—	—	—	(7,277,449)	—	(7,277,449)
Unrealized losses on foreign currency	—	—	—	—	(406,255)	—	(406,255)
Balance, June 30, 2020	$—	$2,719	$69,084,710	$(36,070,591)	$(7,064,120)	$—	$25,952,718

*	Accumulated other comprehensive Income

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income attributable to Midwest Holding, Inc.	$(6,593,536)	$5,011,119
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(438,382)	104,947
Depreciation and amortization	25,405	804,289
Stock options	1,769,567	25,022
Amortization of deferred acquisition costs	1,027,073	140,897
Deferred acquisition costs capitalized	(9,041,477)	(4,118,436)
Net realized losses (gains) on investments	589,179	(9,780,139)
Deferred coinsurance ceding commission	6,674,116	3,908,889
Changes in operating assets and liabilities:
Reinsurance recoverables	(13,529,299)	(4,304,381)
Interest and dividends due and accrued	(3,642,033)	(1,960,229)
Premiums receivable	(20,234)	6,310
Policy liabilities	7,333,531	3,958,101
Other assets and liabilities	7,121,121	8,678,265
Other assets and liabilities - discontinued operations	(483)	6,280
Net cash (used for) provided by operating activities	(8,725,452)	2,480,934
Cash Flows from Investing Activities:
Fixed maturities available for sale:
Purchases	(342,717,164)	(107,759,107)
Proceeds from sale or maturity	132,752,125	18,409,038
Mortgage loans on real estate, held for investment
Purchases	(51,978,684)	(35,531,866)
Proceeds from sale	16,596,586	2,069,950
Derivatives
Purchases	(9,850,552)	(2,643,989)
Proceeds from sale	3,062,687	—
Purchase of equity securities	(46,924,170)	—
Other invested assets
Purchases	(32,291,974)	(7,011,102)
Proceeds from sale	16,915,404	5,612,112
Purchase of restricted common stock in FHLB	(500,000)	—
Preferred stock	(778,681)	—
Notes receivable	—	(5,488,101)
Net change in policy loans	(5,956)	(35,158)
Net purchases of property and equipment	(34,642)	(45,513)
Net cash used in investing activities	(315,755,021)	(132,423,736)
Cash Flows from Financing Activities:
Finance lease	—	(111)
Capital contribution	(129,355)	14,941,533
1505 Capital LLC purchase	—	(500,000)
Receipts on deposit-type contracts	249,519,268	147,486,013
Withdrawals on deposit-type contracts	(6,309,735)	(658,936)
Net cash provided by financing activities	243,080,178	161,268,499
Net (decrease) increase in cash and cash equivalents	(81,400,295)	31,325,697
Cash and cash equivalents:
Beginning	151,679,274	43,716,205
Ending	$70,278,979	$75,041,902

Supplementary information
Cash paid for taxes	$1,500,000	$—

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

On July 27, 2020, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2020-02 (“SRC2”)).  SRC2 was capitalized by Crestline Management, L.P. (“Crestline”), a significant shareholder of Midwest. The Reinsurance Agreement, which is effective as of April 24, 2020, was entered into pursuant to a Master Letter Agreement (the “Master Agreement”) dated and effective as of April 24, 2020, among American Life, Seneca Re and Crestline. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of fixed and multi-year guaranteed annuity products. Concurrently with the Reinsurance Agreement:

●	American Life and the Reinsurer each entered into investment management agreements with Crestline, pursuant to which Crestline will manage the assets that support the reinsured business; and
●	American Life and the Reinsurer entered into a trust agreement whereby the Reinsurer maintains for American Life’s benefit a trust account that supports the reinsured business.

In addition, pursuant to the Master Agreement, the parties thereto have agreed to enter into a separate agreement whereby, among other things and subject to certain conditions, American Life will agree to reinsure additional new business production to one or more reinsurers formed and/or capitalized by Crestline, Midwest or an appropriate affiliate will refer potential advisory clients to Crestline, and American Life will consider investing in certain assets originated or sourced by Crestline.

On April 24, 2020, Midwest entered into a Securities Purchase Agreement with Crestline Assurance Holdings LLC, a Delaware limited liability company (“Crestline Assurance”), Xenith, and Vespoint, and pursuant to the agreement, Crestline Assurance purchased 444,444 shares of the Company’s voting common stock, par value $0.001 per share (“common stock”), at a purchase price of $22.50 per share for $10.0 million. Under the agreement, the Company contributed $5.0 million to American Life. Also, effective as of April 24, 2020, in a separate transaction, Midwest sold 231,655 shares of common stock to various investors at $22.50 per share for $5.227 million.

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

In December 2020, the Company completed a public offering of its common stock for gross proceeds of $70,000,000 (see Note 17). In connection therewith, the Company's common stock was approved for listing and began trading on the Nasdaq Capital Market (“NASDAQ”) upon the closing of the public offering.

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of annuity products and life insurance through American Life, and then reinsuring such products with third-party reinsurers, and since May 13, 2020, with Seneca Re protected cells. The Company’s historical product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product. These product offerings were underwritten, marketed, and managed as a group of similar products on an overall portfolio basis. American Life presently offers five products, two MYGA, a FIA, and two bonus plans associated with the FIA product. It is not presently offering any traditional life insurance products.

Basis of Presentation

These consolidated financial statements for the three and six months ended June 30, 2021 and 2020 and year ended December 31, 2020 have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity. The information contained in the “Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), should be read in conjunction with the reading of these interim unaudited consolidated financial statements.

The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company had no impairment to recognize as of June 30, 2021. As of December 31, 2020, the Company analyzed its securities portfolio and determined that an impairment of approximately $35,000 should be recorded for one debt security, an impairment of $500,000 was recognized on a preferred stock, and a valuation allowance of $776,973 established on one lease. The valuation allowance on the lease of $776,973 was released as of March 31, 2021 due to the sale of the investment. The remaining investments were not impaired as of December 31, 2020.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis along with the amortization of premiums and discounts.

Certain available-for-sale investments are maintained as collateral under funds withheld (“FW”) and modified coinsurance (“Modco”) agreements but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers to reduce the potential credit risk. The unrealized gains/losses on those investments are passed through to the third-party reinsurers as either a realized gain or loss on the Consolidated Statements of Comprehensive (Loss) Income.

Mortgage loans on real estate, held for investment

Mortgage loans on real estate held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment, is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established as of June 30, 2021 or as of December 31, 2020.

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

To qualify for hedge accounting, at the inception of the hedging relationship, we formally document our designation of the hedge as a cash flow or fair value hedge and our risk management objective and strategy for undertaking the hedging transaction. In this documentation, we identify how the hedging instrument is expected to hedge the designated risks related to the hedged item, the method to be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which would be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship.

During the last quarter of 2020, the Company began investing in foreign currency futures to hedge the fluctuations in the foreign currency.  The formal documentation and hedge effectiveness was not completed at the date we entered into those futures contracts; therefore, they do not qualify for hedge accounting. The futures fair market values were recorded on our Consolidated Statements of Comprehensive (Loss) Income as realized gains or (losses).

Additionally, reinsurance agreements written on a FW or Modco basis contain embedded derivatives on our fixed indexed annuity product. Gains or (losses) associated with the performance of assets maintained in the Modco deposit and FW accounts are reflected as realized gains or (losses) in Consolidated Statements of Comprehensive (Loss) Income.

Equity Securities

Equity securities at June 30, 2021 and 2020 consist of exchange traded funds (“ETFs”). The ETF’s are carried at fair value with the change in fair value recorded through realized gains and losses on the statement of operations. As of June 30, 2021 we had purchased $46.9 million of ETFs.

Federal Home Loan Bank (FHLB) stock

American Life purchased Federal Home Loan Bank of Topeka (“FHLB”) common stock on May 5, 2021.  This investment was to solidify our membership with FHLB Topeka.  The carrying value of FHLB stock approximates fair value since the Company can redeem such stock with FHLB at cost. As a member of the FHLB, the Company is required to purchase this stock, which is carried at cost and classified as restricted equity securities.

Other Invested Assets

The Company purchases and sells equipment leases in its investment portfolio. Other invested assets also consists of approximately $13.2 million of various assets entered into by one of our investment managers. Of this total, about $11.0 million are non-registered private funds with underlying assets with characteristics of bonds. The remaining assets are student loan funding pools, joint ventures, other corporate assets, and private equity funds. Additionally, the Company entered into a fund investment on November 3, 2020 for $15.8 million with an additional $3.9 million invested on December 16, 2020. At December 31, 2020, we had a $19.7 million investment in the fund. Effective January 2021, this investment was repackaged into a special purpose vehicle between American Life and PF Collinwood Holdings, LLC (“PFC”) with American Life owning 100% of the entity. No gain or loss was recognized from the repackaging of PFC. The value of  PFC as of June 30, 2021 was $16.9 million.

Investment escrow

The Company held in escrow $0 and $3,174,047 as of June 30, 2021 and of December 31, 2020, respectively. The cash held at year end was used to settle other invested assets that closed in January 2021, respectively.

Preferred Stock

The Company impaired  in full a preferred stock investment as of December 31, 2020. This was recorded as a reduction of the asset on the Consolidated Balance Sheets and a bad debt expense on the Consolidated Statements of Comprehensive (Loss) Income.

In 2020 American Life entered into a series of transactions with Ascona Group Holdings Ltd (“AGH”). One of the transactions involved the acquisition of Pound Sterling (“GBP”) 3,642,090 of preferred equity in Ascona Group Holdings Limited (“the Preferred Equity”) along with warrants bearing no initial assigned value (the “Warrants”) as of September 28, 2020.  American Life initially created a special purpose vehicle called Ascona Asset Holding LLC (“AAH”) to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH.  American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH.  We are carrying the preferred equity at a market value of $4.7 million as of June 30, 2021 and $3.9 million as of December 31, 2020. The warrants have no market value as of June 30, 2021 and December 31, 2020.

Notes receivable

The Company held in notes receivable as of June 30, 2021 and December 31, 2020, a note of $5,810,328 and $5,665,487, respectively, between American Life and a related party.  The note receivable is between American Life and Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note matures in 50 years on June 18, 2050. This note is being carried at the fair market value.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company held approximately GBP 963,930 and GBP 505,349 in custody accounts, respectively. The USD equivalent held was approximately $1,170,660 and $690,787, respectively. As of June 30, 2021 and December 31, 2020, the Company held approximately EUR 620,750 and EUR 87,633, respectively.  The USD equivalent held was approximately $736,000 and $107,000, respectively. As of June 30, 2021 and December 31, 2020, we had losses of approximately $65,000 and gains of approximately $45,000, respectively, related to the change in the foreign currency exchange rate of the GBP and EUR that were recorded in realized (losses) gains on investments in the Consolidated Statements of Comprehensive (Loss) Income. The Company had money market investments of approximately $42.8 million and $100.6 million at June 30, 2021 and December 31, 2020, respectively.

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

Recoverability of DAC is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter of each calendar year unless events occur which require an immediate review. The Company determined that no events occurred in the six months ended June 30, 2021 that suggest a review should be undertaken. The Company performed a recoverability analysis during the fourth quarter of 2020 and determined that all DAC balances were recoverable as of December 31, 2020.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $11,837 and $11,996 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense totaled $24,172 and $22,312 for the six months ended June 30, 2021 and 2020, respectively. Accumulated depreciation totaled $1,047,505 and $1,023,334 as of June 30, 2021 and December 31, 2020, respectively.

During the first quarter of 2021, the Company started the implementation of a new cloud-based enterprise resource planning (“ERP”) and enterprise performance management (“EPM”) system (“Oracle”). The Company expects to capitalize an estimated $505,000 of consultation and support expenses from two vendors. The Company will begin amortizing these fees over a period of 5 years from the date of implementation. The useful life of the system has been estimated at 5 years in accordance with guidance in ASC 350, Intangibles – Goodwill and Other (as updated by ASU 2018-15).  As of June 30, 2021, Midwest had capitalized approximately $384,000. The expected date of implementation is mid-August 2021.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the six months ended June 30, 2021 that would indicate the carrying amounts may not be recoverable.

Reinsurance

In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the Consolidated Balance Sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances established as of June 30, 2021 or December 31, 2020.

We expect to reinsure substantially all of our new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. Under these reinsurance agreements, we expect there will be a monthly or quarterly settlement of premiums, claims, surrenders, collateral, and other administration fees. We believe this strategy will help preserve American Life’s capital while supporting its growth because American Life will have lower capital requirements when its business is reinsured due to lower overall financial exposure versus retaining the insurance policy business itself. See Note 9 below for further discussion of our reinsurance activities.

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

As indicated above under “Nature of Operations,” Midwest formed Seneca Re in early 2020. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of June 30, 2021, Seneca Re has one incorporated cell, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) which was consolidated in our financial statements.

As set forth under “Nature of Operations,” effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC,  for and on behalf of Crestline Re SP1, under which the above-described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline Re SP1.

Some reinsurers are not and may not be “accredited” or qualified as reinsurers under Nebraska Law. In order to enter into reinsurance agreements with such reinsurers and to reduce potential credit risk, American Life holds a deposit or withholds funds from the reinsurer or requires the reinsurer to maintain a trust that holds assets backing up the reinsurer’s obligation to pay claims on the business it assumes. The reinsurer may also appoint an investment manager for such funds, which in some cases may be our investment adviser subsidiary, 1505 Capital, to manage these assets pursuant to guidelines adopted by us that are consistent with Nebraska  investment statutes and reinsurance regulations.

American Life currently has treaties with several third-party reinsurers and one related party reinsurer. Of the third-party reinsurers, only four have FW or Modco provisions. In a Modco arrangement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers, to reduce the potential credit risk. Under those provisions with third-party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Comprehensive (Loss) Income and Note 5 below. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $3.3 million and $2.9 million as of June 30, 2021 and December 31, 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized gains on the assets held by American Life were offset by losses in the embedded derivative of $440,000 and $2.9 million as of June 30, 2021 and December 31, 2020, respectively. We account for this unrealized loss pass-through by recording equivalent realized losses on our Consolidated Statements of Comprehensive (Loss) Income and in amount payable to our third-party reinsurers on the Consolidated Balance Sheets. For further discussion see Note 5. Derivative Instruments below.

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

Deferred gain on coinsurance transactions

American Life has entered into several reinsurance contracts where it has earned or is earning ceding commissions.  These ceding commissions are recorded as a deferred liability and amortized over the life of the business ceded. American Life receives commission, administrative, and option allowances from reinsurance transactions that represent recovery of acquisition costs. These allowances first reduce the DAC associated with the reinsured blocks of business with the remainder being included in the deferred gain on coinsurance transactions that is also being amortized.

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for the years before 2017. The Company is not currently under examination for any open years. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense.

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

Comprehensive (Loss) Income

Comprehensive (Loss) Income is comprised of net (loss) income and other comprehensive (Loss) Income. Other comprehensive (Loss) Income includes unrealized gains and losses from fixed maturities classified as available for sale and unrealized gains and losses from foreign currency transactions, net of applicable taxes. American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the third-party reinsurers, thus, the total return on the asset portfolio belongs to the third-party reinsurers. Under GAAP this is considered an embedded derivative as discussed above under “Reinsurance” and in Note 5 below. The investments carried by American Life for the third-party reinsurers contained unrealized gains of approximately $3.3 million and $2.9 million as of June 30, 2021 and December 31, 2020, respectively. The terms of the contracts with the third-party reinsurers provided that unrealized gains and losses on the portfolios accrue to the third-party reinsurers. We account for a gain as a pass through to the third-party reinsurer by booking equivalent embedded derivative realized losses or gains in our Consolidated Statements of Comprehensive (Loss) Income. Accordingly, for the three months ended June 30, 2021 and 2020, such losses of $843,000 and $14.8 million, respectively, were recorded. For the six months ended June 30, 2021 and 2020, such unrealized losses of $440,000 and gains of $8.5 million, respectively, were recorded. The remaining investments retained by American Life as of June 30, 2021 and December 31, 2020, had unrealized gains of approximately $5.0 million and $5.1 million, respectively, that included unrealized gains from assets held for SRC1. For further discussion see Note 5. Derivative Instruments below.

Basic loss per share for the three months ended June 30, 2021 and 2020 was ($1.34) and ($6.53), respectively, which included the aforementioned losses of $843,000 and $14.8 million, respectively. Basic (loss) earnings per share for the six months ended June 30, 2021 and 2020 was ($1.76) and $2.19, respectively, which included the aforementioned loss of $440,000 and unrealized gains of $8.5 million, respectively. Basic loss per share for the three months ended June 30, 2021 and 2020 without the aforementioned gain was ($1.10) and ($0.69), respectively. Basic loss per share for the six months ended June 30, 2021 and 2020 without the aforementioned gain was ($1.88)  and ($1.04), respectively.  See Note 7 for further information.

Reclassifications

Certain reclassifications have been made on the Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2020. These reclassifications do not impact the overall net loss or net loss per common shares line items of the Consolidated Statement of Comprehensive (Loss) Income for the three and six months ended June 30, 2021.

Adoption of New Accounting Standards

In January 2020, the FASB issued ASU No. 2020-1, Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. This amendment was adopted effective January 1, 2021 with no impact to our financial statements.

Future adoption of New Accounting Standards

In November 2019, the FASB issued ASU No. 2019-10, Financials Services Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (topic 842). The FASB developed a philosophy to extend and simplify how effective dates are staggered between larger public companies and all other entities. For business entities that meet the definition of a smaller reporting company (“SRC”), the amendments in ASU 2018-12 are effective for fiscal years beginning after December 15, 2021. In August 2018, the FASB issued ASU No. 2018-12, Financial Services-Insurance (Topic 944). This update 1) modifies the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, 2) simplifies the accounting for certain market-based options or guarantees associated with deposit contracts, 3) simplifies the amortization of deferred acquisition costs, and 4) addresses the effectiveness of the required disclosures. This ASU becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2023. We anticipate that the adoption of ASU 2018-12 will have a broad impact on our consolidated financial statements and related disclosures and will require us to make changes to certain of our processes, systems and controls. We are unable to determine the impact at this time of ASU No. 2018-12 as we are still in the process of evaluating the standard.

In December 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services —Insurance (Topic 944). The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long-duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The new standard becomes effective after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 for companies eligible as smaller reporting companies. Early application of the amendments in Update 2018-12 is permitted. We are unable to quantify the impact of the pending adoption as we are still in the process of evaluating the standard.

In November 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the FASB’s attention by stakeholders to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which was issued in June 2016. These updated amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Under ASU 2016-13, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2022. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

Note 2. Assets and Liabilities Associated with Business Held for Sale

On November 30, 2018, American Life entered into an Assumption and Indemnity Reinsurance Agreement (“Reinsurance Agreement”) with Unified Life Insurance Company (“Unified”), an unaffiliated Texas domiciled stock insurance company.

The Reinsurance Agreement provided that American Life would cede and Unified would agree to reinsure, on an indemnity reinsurance basis, 100% of the liabilities and obligations under substantially all of American Life’s life, annuity, and health policies (“Policies”). The Agreement closed on December 10, 2018, as previously disclosed in Midwest’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 12, 2018. The effective date of the Agreement was July 1, 2018.

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

As of June 30, 2021 and December 31, 2020, 90% and 89%, respectively, of the indemnity policies were converted to assumptive policies thereby releasing American Life from all of its legal obligations related to those policies.

The consideration paid by Unified to American Life under the Reinsurance Agreement upon closing was $3,500,000 (“Ceding Commission”), subject to minor settlement adjustments. At closing, American Life transferred the statutory reserves and liabilities directly related to the policies to Unified.

The Ceding Commission is being amortized on a straight-line basis over the life of the policies. When the policies are converted to assumptive, meaning American Life has no liability exposure for those policies, the remaining Ceding Commission is recognized in our Consolidated Statements of Comprehensive (Loss) Income. Ceding Commission amortized for the three months ended June 30, 2021 and 2020 was $12,348 and $211,436, respective. Ceding Commission amortized for the six months ended June 30, 2021 and 2020 was $19,976 and $278,886, respectively.

Our Consolidated Balance Sheets were required to be restated under GAAP for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations as of June 30, 2021 and as of December 31, 2020:

	As of June 30,	As of December 31,
	2021	2020
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$24,985	$33,161
Reinsurance recoverables	1,014,680	1,061,979
Premiums receivable	18,515	23,643
Total assets held for sale in the Consolidated Balance Sheets	$1,058,180	$1,118,783

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$563,218	$594,710
Policy claims	36,747	35,302
Deposit-type contracts	451,899	482,966
Advance premiums	159	71
Accounts payable and accrued expenses	1,203	1,263
Total liabilities held for sale in the Consolidated Balance Sheets	$1,053,226	$1,114,312

Note 3. Non-controlling Interest

On April 2, 2019, Midwest entered into a contract to acquire a 51% controlling ownership in 1505 Capital LLC (“1505 Capital”), a Delaware limited liability company. 1505 Capital was organized to provide financial and investment advisory and management services to clients and any related investment, trading, or financial activities. Midwest purchased for $1.00 its 51% ownership and on June 15, 2020, purchased the remaining 49% ownership in 1505 Capital for $500,000.

Note 4. Investments

The amortized cost and estimated fair value of investments as of June 30, 2021 and December 31, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2021:
Fixed maturities:
U.S. government obligations	$1,946,573	$60,537	$3,976	$2,003,134
Mortgage-backed securities	40,399,566	896,057	6,208	41,289,415
Collateralized loan obligations	319,085,884	5,352,514	340,837	324,097,561
States and political subdivisions -- general obligations	105,923	12,261	—	118,184
States and political subdivisions -- special revenue	5,417,397	1,112,529	3,800	6,526,126
Trust preferred	16,291,342	200,973	26,400	16,465,915
Corporate	197,667,477	2,255,997	1,562,548	198,360,926
Total fixed maturities	$580,914,162	$9,890,868	$1,943,769	$588,861,261
Mortgage loans on real estate, held for investment	130,372,068	—	—	130,372,068
Derivatives	12,913,546	4,992,636	1,483,788	16,422,394
Federal Home Loan Bank (FHLB) stock	500,000			500,000
Other invested assets	40,490,291	1,591,080	1,268,195	40,813,176
Notes receivable	5,810,328	—	—	5,810,328
Policy loans	51,529	—	—	51,529
Total investments	$771,051,924	$16,474,584	$4,695,752	$782,830,756

December 31, 2020:
Fixed maturities:
U.S. government obligations	5,744,221	$426,427	$5,665	6,164,983
Mortgage-backed securities	14,638,299	276,219	157,104	14,757,414
Asset-backed securities	216,500,672	5,623,083	350,146	221,773,609
States and political subdivisions -- general obligations	106,528	10,802	—	117,330
States and political subdivisions -- special revenue	5,293,365	908,986	147	6,202,204
Trust preferred	2,218,142	66,674	—	2,284,816
Corporate	124,654,841	1,379,513	171,352	125,863,002
Total fixed maturities	369,156,068	8,691,704	684,414	377,163,358
Mortgage loans on real estate, held for investment	94,989,970	—	—	94,989,970
Derivatives	8,532,252	3,257,069	428,287	11,361,034
Other invested assets	21,897,130	—	—	21,897,130
Investment escrow	3,174,047	—	—	3,174,047
Notes receivable	5,665,487	—	—	5,665,487
Policy loans	45,573	—	—	45,573
Total investments	$503,460,527	$11,948,773	$1,112,701	$514,296,599

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$19,761,963	3.4%	$3,070,750	0.8%
AA	652,443	0.1	5,818,163	1.5
A	105,264,686	17.9	49,445,266	13.1
BBB	395,104,517	67.0	247,635,730	65.7
Total investment grade	520,783,609	88.4	305,969,909	81.1
BB and other	68,077,652	11.6	71,193,449	18.9
Total	$588,861,261	100.0%	$377,163,358	100.0%

Reflecting the quality of securities maintained by us, as of June 30, 2021 and December 31, 2020, 88.4% and 81.1%, respectively, of all fixed maturity securities were investment grade.

The following table summarizes, for all fixed maturity securities in an unrealized loss position as of June 30, 2021 and December 31, 2020, the estimated fair value, pre-tax gross unrealized loss, and number of securities by consecutive months they have been in an unrealized loss position.

	June 30, 2021			December 31, 2020
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$13,087	$1,079	6	$54,910	$180	2
Mortgage-backed securities	1,089,454	6,208	2	5,707,617	157,104	5
Collateralized loan obligations	51,350,944	337,107	59	14,878,370	246,969	19
States and political subdivisions -- special revenue	532,613	3,800	4	5,584	147	1
Trust preferred	3,073,200	26,400	1	—	—	—
Corporate	75,670,436	1,533,987	45	3,859,616	104,262	7
Greater than 12 months:
U.S. government obligations	74,180	2,897	3	119,700	5,485	4
Collateralized loan obligations	496,269	3,730	1	7,020,479	103,177	6
Corporate	323,741	28,561	3	287,473	67,090	3
Total fixed maturities	$132,623,924	$1,943,769	124	$31,933,749	$684,414	47

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Our securities positions resulted in a gross unrealized loss position as of June 30, 2021 that was greater than the gross unrealized loss position at December 31, 2020 due to a decline in market values. We performed an analysis and determined that there were no indicators that we should perform a cash flow testing analysis and no impairment was required as of June 30, 2021. During the impairment analysis performed as of December 31, 2020 one of our assets had been in a loss position for over two years and had a decrease in its credit rating since 2019; cashflow testing on that security determined an impairment existed so we recorded an impairment of $35,000.  As of June 30, 2021, management believed the Company would fully recover its cost basis in the remaining securities and management did not have the intent to sell, nor was it more likely than not that the Company will be required to sell, such securities until they recover or mature.

The majority of the unrealized losses are related to our collateralized loan obligations (“CLOs”). CLOs are typically illiquid and are intended to be held to maturity. The Company has monitored the underlying unrealized losses and believes they pose minimal risk of material loss in the long-term due to the quality of the underlying credits. The loss on the CLOs as of June 30, 2021 and December 31, 2020 were related to interest rates and not credit related losses.

See the discussion above under “Comprehensive loss” in Note 1 regarding unrealized gains/losses on investments that are owned by our reinsurers and the corresponding offset carried as a gain in the associated embedded derivatives.

The Company purchases and sells equipment leases in its investment portfolio. As of June 30, 2021, the Company owned several leases. An impairment analysis was completed on the only non-performing lease in the portfolio as of June 30, 2020 and it was determined that the underlying collateral value was substantially less than the outstanding remaining lease payments of $3.6 million. The Company recognized a valuation allowance as of June 30, 2020 of $776,973 on that asset. During March 2021, the non-performing asset was sold for a loss of $2.4 million. The valuation allowance was released and a loss of $2.4 million was recognized; however, this asset was held on behalf of a third-party reinsurer. Therefore, due to the terms of the reinsurance agreements, the loss was passed through to the third-party reinsurer by reducing its investment income earned.

The amortized cost and estimated fair value of fixed maturities as of June 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities due in the next year are in an unrealized loss position, further supporting management’s decision not to recognize an other-than-temporary impairment.

	Amortized	Estimated
	Cost	Fair Value
Due in one year or less	$20,656,659	$20,667,447
Due after one year through five years	136,423,479	135,997,644
Due after five years through ten years	150,814,326	153,866,190
Due after ten years through twenty years	214,535,543	217,549,784
Due after twenty years	58,484,155	60,780,196
	$580,914,162	$588,861,261

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. As of June 30, 2021 and December 31, 2020, these required deposits had a total amortized cost of $3,412,383 and $3,406,950 and fair values of $3,529,882 and $3,598,352, respectively.

Mortgage loans consist of the following:

	June 30, 2021	December 31, 2020
Industrial	$—	$1,250,000
Commercial mortgage loan - multi-family	62,824,086	66,916,151
Other	67,547,982	26,823,819
Total mortgage loans	$130,372,068	$94,989,970

As of June 30, 2021, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in loans secured by properties in Delaware (31%) New York (22%), Pennsylvania (9%), Arizona (7%), California (6%), and Europe (10%)).  As of December 31, 2020, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in New York (28%), Pennsylvania (14%), California (14%) and Europe (12%)).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances.

	June 30, 2021	December 31, 2020
Loan-to-Value Ratio:
0%-59.99%	$108,636,962	$49,279,601
60%-69.99%	17,904,153	22,349,295
70%-79.99%	3,830,953	23,361,074
80% or greater	—	—
Total mortgage loans	$130,372,068	$94,989,970

The components of net investment income for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed maturities	$4,088,461	$(128,209)	$7,068,321	$1,041,929
Mortgage loans	366,717	—	540,495	—
Other invested assets	96,054	—	151,867	—
Other interest income	81,247	—	152,165	—
Gross investment income	4,632,479	(128,209)	7,912,848	1,041,929
Less: investment expenses	(1,412,453)	(269,633)	(1,805,459)	(198,793)
Investment income, net of expenses	$3,220,026	$(397,842)	$6,107,389	$843,136

Proceeds for the three months ended June 30, 2021 and 2020 from sales of fixed maturities classified as available-for-sale were $70,920,784 and $14,556,095, respectively. Gross gains of $1,280,793 and $1,038,822 and gross losses of $287,195 and $6,575 were realized on those sales during the three months ended June 30, 2021 and 2020, respectively. Proceeds for the six months ended June 30, 2021 and 2020 from sales of fixed maturities classified as available-for-sale were $132,752,125 and $18,409,038, respectively. Gross gains of $1,853,600 and $1,188,370 and gross losses of $453,581 and $31,407 were realized on those sales during the six months ended June 30, 2021 and 2020, respectively.

The proceeds included those assets associated with the third-party reinsurers.  The gains and losses relate only to the assets retained by American Life.

Note 5. Derivative Instruments

The Company enters into derivative instruments to manage risk, primarily equity, interest rate, credit, foreign currency and market volatility.

The following is a summary of the notional amount, number of contracts and fair value of our asset and liability derivatives of June 30, 2021 and December 31, 2020:

		June 30, 2021			December 31, 2020
	Location in the
	Consolidated
Derivatives Not Designated	Statement of	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$448,486,517	399	$15,012,157	$272,853,853	252	$11,361,034
Equity-indexed embedded derivatives	Deposit-type contracts	442,680,823	3,401	100,561,244	311,964,195	2,101	84,501,492

The following table summarizes the impact of unrealized (gains) going through AOCI on the investments related to the FW and MODCO provisions where the total return on the asset portfolio is passed through to the third-party reinsurer as embedded derivatives:

	June 30, 2021			December 31, 2020
	Book Value	Market Value	Total Return	Book Value	Market Value	Total Return
Portfolio	Assets	Assets	Swap Value	Assets	Assets	Swap Value
American Republic Insurance Company	$28,157,500	$28,200,539	$(43,039)	$—	$—	$—
Crestline Re SP1	77,675,300	79,279,242	(1,603,942)	62,162,766	63,130,867	(968,101)
Ironbound	105,981,525	107,398,336	(1,416,811)	98,714,156	99,747,812	(1,033,656)
SDA	30,075,323	30,139,665	(64,342)	27,224,279	27,479,836	(255,557)
US Alliance	38,142,204	38,362,973	(220,769)	35,707,207	36,360,501	(653,294)
Total	$280,031,852	$283,380,755	$(3,348,903)	$223,808,408	$226,719,016	$(2,910,608)

As of June 30, 2021 and December 31, 2020, the total return swap value was recorded as an increase of unrealized gains of $3.3 million and $2.9 million, respectively. The increase in our realized loss of $440,000 resulted in a decrease in our amounts recoverable from reinsurers on our Consolidated Balance Sheets since December 31, 2020 and a realized loss of $440,000 and realized loss of $2.9 million, for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively, on our Consolidated Statements of Comprehensive (Loss) Income.

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

Level 1 measurements

Cash equivalents: Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. These are included within cash equivalents as Level 1 measurements in the table below.

Level 2 measurements

Investment escrow: The Company had no escrow as of June 30, 2021 and had $3.2 million as of December 31, 2020 that was used to settle mortgage loans that did not close until January 2021. The money held in escrow at December 31, 2020 was carried at cost.

Fixed maturity securities: Fixed maturity securities are recorded at fair value on a recurring basis utilizing a third-party pricing source such as the Clearwater AVS+ SVO pricing. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the six months ended June 30, 2021 and year ended December 31, 2020, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source such as the Standard & Poor’s (“S&P’) 500 index and the S&P Multi-Asset Risk Control (“MARC”) 5% index.

Equity securities: Equity securities at June 30, 2021 consist of exchange traded funds (“ETFs”). The ETF’s are considered equity securities and recorded at fair value on a recurring basis utilizing a third-party pricing source such as the Clearwater AVS+ SVO pricing with the change in fair value recorded through realized gains and losses on the statement of operations. As of June 30, 2021 we had purchased $46.9 million of ETFs and none as of December 31, 2020.

Notes receivable: The Company held in notes receivable as of June 30, 2021 and December 31, 2020, a note of $5.8 million and $5.7 million, respectively, that includes paid-in-kind (“PIK”) interest. The note receivable is between American Life and Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at fair market value.

Level 3 measurements

Fixed maturity securities: The carrying value of assets classified as fixed maturity securities are generally carried at fair value. The Company invests in assets that are classified as fixed maturity securities that include term loans where the cost of those securities is considered their fair value; therefore, these assets are classified as Level 3 within the fair value hierarchy.

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

Other invested assets: Other invested assets include equipment leases, non-registered private funds with underlying assets with characteristics of bonds, student loan funding pools, joint ventures, other corporate assets, and private equity funds. The inputs used to measure the fair value of these assets are classified as Level 3 within the fair value hierarchy.

Federal Home Loan Bank (FHLB) stock: American Life purchased Federal Home Loan Bank of Topeka (“FHLB”) common stock on May 5, 2021.  This investment was to solidify our membership with FHLB Topeka.  The carrying value of FHLB stock approximates fair value since the Company can redeem such stock with FHLB at cost. As a member of the FHLB, the Company is required to purchase this stock, which is carried at cost and classified as restricted equity securities.

Preferred stock:  The preferred stock investments are recorded at their principal value as there were no traded market values for these stocks.

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

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in its FIA policyholder obligations. These embedded derivatives are carried at the fair market value as of June 30, 2021 and December 31, 2020. The fair value of the embedded derivative component of our FIA obligation is estimated at each valuation date by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of projected contract value amounts at the applicable risk-free interest rates adjusted for our nonperformance risk related to those obligations. The projections of FIA policy contract values are based on best estimate assumptions for future policy growth and decrements including lapse, partial withdrawal and mortality rates. The best estimate assumptions for future policy growth include assumptions for expected index credits on the next policy anniversary date which are derived from fair values of the underlying equity call options purchased to fund such index credits and the present value of expected costs of annual call options purchased in the future by us to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as assumptions used to project policy contract values.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value as of June 30, 2021 and December 31, 2020.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2021
Financial assets
Fixed maturity securities:
U.S. government obligations	$—	$2,003,134	$—	$2,003,134
Mortgage-backed securities	—	41,289,415	—	41,289,415
Collateralized loan obligations	—	324,097,561	—	324,097,561
States and political subdivisions — general obligations	—	118,184	—	118,184
States and political subdivisions — special revenue	—	6,526,126	—	6,526,126
Trust preferred	—	16,465,915	—	16,465,915
Corporate	—	34,112,080	164,248,846	198,360,926
Total fixed maturity securities	—	424,612,415	164,248,846	588,861,261
Mortgage loans on real estate, held for investment	—	—	130,372,068	130,372,068
Derivatives	—	16,422,394	—	16,422,394
Equity securities	—	46,924,170	—	46,924,170
Other invested assets	—	—	40,813,176	40,813,176
Federal Home Loan Bank (FHLB) stock	—	—	500,000	500,000
Preferred stock	—	—	4,728,375	4,728,375
Notes receivable	—	5,810,328	—	5,810,328
Policy loans	—	—	51,529	51,529
Total Investments	$—	$493,769,307	$340,713,994	$834,483,301
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$100,561,244	100,561,244

December 31, 2020
Fixed maturity securities:
U.S. government obligations	$—	$6,164,983	$—	$6,164,983
Mortgage-backed securities	—	14,757,414	—	14,757,414
Collateralized loan obligations	—	221,773,609	—	221,773,609
States and political subdivisions — general obligations	—	117,330	—	117,330
States and political subdivisions — special revenue	—	6,202,204	—	6,202,204
Trust preferred	—	2,284,816	—	2,284,816
Corporate	—	18,608,995	107,254,007	125,863,002
Total fixed maturity securities	—	269,909,351	107,254,007	377,163,358
Mortgage loans on real estate, held for investment	—	—	94,989,970	94,989,970
Derivatives	—	11,361,034	—	11,361,034
Other invested assets	—	—	21,897,130	21,897,130
Investment escrow	—	3,174,047	—	3,174,047
Preferred stock	—	—	3,897,980	3,897,980
Notes receivable	—	5,665,487	—	5,665,487
Policy loans	—	—	45,573	45,573
Total Investments	$—	$290,109,919	$228,084,660	$518,194,579
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$84,501,492	84,501,492

There were no transfers of financial instruments between any levels during the six months ended June 30, 2021. For the year ended December 31, 2020 we transferred third-party corporate bonds in the aggregate amount of $107,254,007 between from level 2 to level 3.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy for financial assets and financial liabilities as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$51,529	$—	$—	$51,529	$51,529
Cash and cash equivalents	70,278,979	61,217,719	9,061,260	—	70,278,979
Liabilities:
Policyholder deposits (Deposit-type contracts)	848,714,996	—	—	848,714,996	848,714,996

	December 31, 2020
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$45,573	$—	$—	$45,573	$45,573
Cash and cash equivalents	151,679,274	100,566,580	51,112,694	—	151,679,274
Liabilities:
Policyholder deposits (Deposit-type contracts)	597,868,472	—	—	597,868,472	597,868,472

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the six months ended June 30, 2021:

	As of			As of
	December 31,			June 30,
	2020	Additions	Sales	2021
Assets
Fixed maturities	$107,254,007	$103,910,243	$46,915,404	164,248,846
Mortgage loans on real estate,
held for investment	94,989,970	51,978,684	16,596,586	130,372,068
Federal Home Loan Bank (FHLB) stock	—	500,000	—	500,000
Other invested assets	21,897,130	35,831,450	16,915,404	40,813,176
Preferred stock	3,897,980	830,395	—	4,728,375
Total Investments	$228,039,087	$193,050,772	$80,427,394	$340,662,465

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the year ended December 31, 2020:

	As of					As of
	December 31,			Valuation		December 31,
	2019	Additions	Sales	Allowance	Impairment	2020
Assets
Fixed maturities	$—	$107,254,007	$—	$—	$—	$107,254,007
Mortgage loans on real
estate, held for investment	13,810,041	99,356,435	18,176,506	—	—	94,989,970
Other invested assets	2,468,947	74,722,714	54,517,558	(776,973)	—	21,897,130
Preferred stock	500,000	3,897,980	—	—	(500,000)	3,897,980
Total Investments	$16,778,988	$285,231,136	$72,694,064	$(776,973)	$(500,000)	$228,039,087

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

The following summarizes the unobservable inputs for available for sale and trading securities and the embedded derivatives of fixed indexed annuities:

	June 30, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$100.6	Option Budget Method	Nonperformance risk	0.2%	1.1%	0.6%	Decrease
			Option budget	1.1%	3.4%	2.4%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.4%	Decrease
* Weighted by account value

	December 31, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$84.5	Option Budget Method	Nonperformance risk	0.3%	1.3%	0.7%	Decrease
			Option budget	2.6%	3.4%	2.7%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.6%	Decrease
* Weighted by account value

Note 7. Earnings Per Share

The par value per each Company share is $0.001 with 20,000,000 voting common shares authorized, 2,000,000 non-voting common shares authorized, and 2,000,000 preferred shares authorized. With the infusion of capital in our December 2020 public offering of voting common stock and the issuance of voting common stock in in the offering, there were 3,737,564 voting common shares issued and outstanding as of June 30, 2021 and December 31, 2020.

(Loss) earnings per basic share attributable to the Company’s voting common stock was computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares outstanding during the three months ended June 30, 2021 and 2020, were 3,737,564 and 2,540,588, respectively. The weighted average number of shares outstanding during the six months ended June 30, 2021 and 2020, were 3,737,564 and 2,291,629, respectively.

(Loss) earnings per non-diluted share attributable to the Company’s voting common stock was computed based on the average shares outstanding and options granted under our 2020 and 2019 Long-Term Incentive Plans (“LTIPs”), as if all were vested and exercised. The weighted average number of non-diluted shares outstanding during the three months ended June 30, 2021 and 2020 were 3,776,169 and 2,542,482, respectively. The weighted average number of diluted shares outstanding during the six months ended June 30, 2021 and 2020 were 3,776,169 and 2,293,523, respectively.

Note 8. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
Deferred tax assets:
Loss carryforwards	$1,741,665	$1,556,855
Capitalized costs	150,587	174,364
Stock option granted	385,879	14,270
Unrealized losses on investments	1,020,949	1,534,332
Policy acquisition costs	2,637,502	2,243,267
Charitable contribution carryforward	2,490	2,490
Sec 163(j) limitation	153,809	153,809
Benefit reserves	5,769,577	3,568,914
Total deferred tax assets	11,862,458	9,248,301
Less valuation allowance	(9,934,913)	(7,001,687)
Total deferred tax assets, net of valuation allowance	1,927,545	2,246,614
Deferred tax liabilities:
Unrealized losses on investments	1,665,273	1,994,232
Due premiums	81,789	81,789
Intangible assets	147,000	147,000
Bond Discount	29,327	20,556
Property and equipment	4,156	3,037
Total deferred tax liabilities	1,927,545	2,246,614
Net deferred tax assets	$—	$—

As of June 30, 2021 and December 31, 2020, the Company recorded valuation allowances of $9,934,913 and $7,001,687, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

There was income tax expense for the three months ended June 30, 2021 and 2020 of $746,689 and $479,513, respectively, and income tax expense for the six months ended June 30, 2021 and 2020 of $2.2 million and $887,429, respectively. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Computed expected income tax benefit	$(891,741)	$(3,372,144)	$(927,045)	$1,238,695
Increase (reduction) in income taxes resulting from:
IMR and reinsurance	107,961	—	175,006	—
Nondeductible expenses	1,549	319	3,003	2,930
Change in valuation allowance	1,531,497	4,169,372	2,933,227	21,682
Dividends received deduction	(2,577)	—	(5,154)	—
Other		(318,034)	—	(375,878)
Subtotal of increases	1,638,430	3,851,657	3,106,082	(351,266)
Tax expense	$746,689	$479,513	$2,179,037	$887,429

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of June 30, 2021, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $8,293,641. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $1,089,366 prior to 2017 will expire through the year of 2032. The CARES Act of 2020 temporarily removed the NOL limitations enacted under the Tax Cuts and Jobs Act of 2017 on tax years ended December 31, 2018 through December 31, 2020. Therefore, NOLs generated from June 28, 2018 to December 31, 2020 do not expire and will carry forward indefinitely. NOLs generated after December 31, 2020 also do not expire and can be carried forward indefinitely  but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $1,741,665 on the deferred tax assets related to these federal NOL carryforwards.

Loss carry forwards for tax purposes as of June 30, 2021, have expiration dates that range from 2024 through 2040.

Note 9. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and, 2020, respectively, are as follows:

	June 30, 2021	December 31, 2020
Assets:
Reinsurance recoverables	$45,237,046	$32,146,042
Liabilities:
Deposit-type contracts
Direct	$848,714,996	597,868,472
Reinsurance ceded	(539,987,972)	(405,981,150)
Retained deposit-type contracts	$308,727,024	$191,887,322

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Premiums
Direct	$53,397	$221,435	$101,484	$453,108
Reinsurance ceded	(53,397)	(221,435)	(101,484)	(453,108)
Total Premiums	$—	$—	$—	$—
Future policy and other policy benefits
Direct	14,592	18,405	$21,448	52,799
Reinsurance ceded	(14,592)	(18,405)	(21,448)	(52,799)
Total future policy and other policy benefits	$—	$—	$—	$—

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers except for a reinsurance with Unified as it was accounted for as discontinued operations as of June 30, 2021:

				Recoverable/		Total Amount
		Recoverable	Recoverable	(Payable) on Benefit	Ceded	Recoverable/
	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	(Payable) to/from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$(1,606,577)	$—	$(1,606,577)
Optimum Re Insurance Company	A	—	—	555,636	—	555,636
Sagicor Life Insurance Company	A-	—	148,662	10,871,729	290,669	10,729,722
SDA Annuity & Life Re	NR	—	—	4,331,106	—	4,331,106
Crestline SP1	NR	—	—	17,495,505	—	17,495,505
American Republic Insurance Company	NR	—	—	5,994,880	—	5,994,880
US Alliance Life and Security Company	NR	—	—	7,779,414	42,640	7,736,774
		$—	$148,662	$45,421,693	$333,309	$45,237,046

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

Our securities positions resulted in changes in the unrealized gains position as of June 30, 2021 compared to December 31, 2020, reported in Accumulated other comprehensive income on the Consolidated Balance Sheets. As discussed in Note 1, American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5. The assets had unrealized gains of approximately $3.3 million and $2.9 million as of June 30, 2021 and December 31, 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized gains on the assets held by American Life were offset by a loss in the embedded derivative of $440,000 and $2.9 million, respectively. We account for this gain pass through by recording equivalent realized losses on our Consolidated Statements of Comprehensive (Loss) Income.

Effective November 7, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco SDA Agreement”) with SDA Annuity & Life Re (“SDA”), a Cayman Islands-domiciled reinsurance company. Under the FW/Modco SDA Agreement, American Life cedes to SDA, on a FW  and Modco basis, 5% quota share of certain liabilities with respect to its multi-year guaranteed annuity MYGA business and an initial 95% quota share of certain liabilities with respect to its FIA through December 31, 2020 and 30% through June 30, 2021. American Life has established two accounts to hold the assets for the FW/Modco Agreement, a Funds Withheld Account and a Modco Deposit Account.

In addition, a trust account was established on November 7, 2019 among American Life, SDA and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the SDA Funds Withheld Account and the SDA Modco deposit account for any shortage in required reserves.

The initial settlement included net premium income of $3,970,509 and net statutory reserves of $3,986,411. The initial settlement for the funds withheld account was $2,256,802 and for the Modco deposit was $1,504,535 and the reserves required was $2,391,847 and $1,594,564, respectively. The amount owed to the FW account and the Modified coinsurance deposit account from the trust account was $135,044 and $90,029, respectively which was funded at the closing of the SDA transaction. Effective August 25, 2020, the quota share was reduced to zero for both MYGA and FIA products.

Effective April 15, 2020, American Life entered into a Funds Withheld and Funds Paid Coinsurance Agreement (“US Alliance Agreement”) with US Alliance Life and Security Company, a Kansas reinsurance company (“US Alliance”). Under the US Alliance Agreement, American Life will cede to US Alliance, on a funds withheld and funds paid coinsurance basis, an initial 49% quota share of certain liabilities with respect to American Life’s FIA business effective January 1, 2020 through March 31, 2020. Effective from March 1, 2020 through March 10, 2020, American Life ceded a 45.5% quota share of certain liabilities with respect to its MYGA business to US Alliance. Effective March 11, 2020 through March 31, 2020, on a funds withheld and funds paid coinsurance basis, the quota share increased to 66.5% of certain liabilities with respect to its MYGA business. Effective April 1, 2020, the FIA quota share was reduced to 40% and the MYGA quota share was reduced to 25%. American Life has established a US Alliance Funds Withheld Account to hold the assets for the US Alliance Agreement.

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

In addition, a trust account was established on July 23, 2020 among American Life, SRC2 and U.S. Bank, National Association for the sole benefit of American Life to fund the SRC2 Funds Withheld Account and the SRC2 Modco deposit account for any shortage in required reserves.

Effective July 1, 2018, American Life entered into an assumptive and indemnity coinsurance transaction with Unified to transfer 100% of the risk related to the remaining legacy block of business; see Note 2 above for further discussion. We transferred $19,311,616 of GAAP net adjusted reserves as of July 1, 2018 to Unified for cash of $14,320,817, which was net of a ceding allowance of $3,500,000 plus the accrued interest on the transaction from July 1, 2018 until it closed on December 10, 2018. Unified assumed certain responsibilities for incurred claims, surrenders and commission from the effective date.

The ceding commission of $3,500,000 was recorded net of the difference between statutory and GAAP net adjusted reserves, the elimination of DAC of $1,890,013, value of business acquired (“VOBA“) of $338,536, and the remaining deferred profit from our legacy business of $26,896. The remaining $3,069,690 was reflected as a deferred gain and will be recognized into income over the expected duration of the legacy blocks of business. As of June 30, 2021 and 2020, Unified had converted 90% and 89%, respectively, of the indemnity coinsurance to assumptive coinsurance. American Life had amortization income for the three months ended June 30, 2021 and 2020, of $12,348 and $211,436, respectively. American Life had amortization income for the six months ended June 30, 2021 and 2020, of $19,976 and $278,886, respectively. The ending deferred ceding commission as of June 30, 2021 and December 31, 2020 was $256,959 and $287,331, respectively.

On June 26, 2021, the NDOI issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) with American Republic Insurance Company (“AEG”), an Iowa domiciled reinsurance company. The agreement closed on June 30, 2021. Under the Modco AEG Agreement, American Life cedes to AEG, on a modified coinsurance basis, 20% quota share of certain liabilities with respect to its multi-year guaranteed annuity MYGA-5 business and an initial 20% quota share of certain liabilities with respect to its fixed indexed annuity FIA. American Life has established a Modco Deposit Account to hold the assets for the Modco Agreement. The initial settlement included net premium income of $37.5 million and net statutory reserves of $34.8 million for the modified coinsurance account. The amount paid to the Modified coinsurance deposit account from AEG was $2.4 million.

Under GAAP, ceding commissions are deferred on the Consolidated Balance Sheets and are amortized over the period of the policyholder contracts. The tables below shows the ceding commissions from the reinsurers excluding SRC1 and what was earned on a GAAP basis for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021				2020
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Ironbound Reinsurance Company Limited	$—	$14,383	$53,835	$122,807	$13,465	$5,464	$64,653	$93,086
SDA Annuity & Life Re	—	20,724	21,659	44,694	569,747	1,080,386	16,001	11,188
US Alliance Life and Security Company	—	17,439	15,154	54,055	2,272,784	4,009,102	7,711	10,465
Crestline Re SP 1	2,032,041	4,096,569	60,562	282,598	—	—	—	—
American Republic Insurance Company	2,222,882	4,378,915	12,222	68,663	—	—	—	—
	$4,254,923	$8,528,030	$163,432	$572,817	$2,855,996	$5,094,952	$88,365	$114,739

	Six months ended June 30,
	2021				2020
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Ironbound Reinsurance Company Limited	$—	$28,840	$108,280	$245,023	$688,110	$679,076	$110,022	$188,826
SDA Annuity & Life Re	—	45,041	43,371	90,766	868,729	1,628,850	29,527	18,341
US Alliance Life and Security Company	2,178	38,174	30,493	120,661	2,272,784	4,009,102	7,711	10,465
Crestline SP1	4,377,176	8,774,776	110,417	498,360	—	—	—	—
American Republic Insurance Company	2,222,882	4,378,915	12,222	68,663	—	—	—	—
	$6,602,236	$13,265,746	$304,783	$1,023,473	$3,829,623	$6,317,028	$147,260	$217,632

(1) Includes acquisition and administrative expenses, commission expense allowance and product development fees.

The tables below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

	June 30, 2021	December 31, 2020
Reinsurer	Deferred Ceding Commission	Deferred Ceding Commission
US Alliance Life and Security Company(1)	$167,154	$172,297
Unified Life Insurance Company(1)	256,959	276,935
Ironbound Reinsurance Company Limited(2)	5,572,756	5,642,095
SDA Annuity & Life Re(2)	2,660,401	2,703,496
US Alliance Life and Security Company(2)	2,425,980	2,472,559
American Republic Insurance Company(2)	2,381,002	—
Crestline SP1(2)	11,408,621	6,931,375
	$24,872,873	$18,198,757

(1)	These reinsurance transactions on our legacy life insurance business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
(2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. As of June 30, 2021 and December 31, 2020, no contingency reserves had been established.

American Life expects to reinsure substantially all of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Retained and Reinsurer Balance Sheets

The tables below shows the retained and reinsurance condensed balance sheets:

	June 30, 2021			December 31, 2020

	Retained	Reinsurance	Consolidated	Retained	Reinsurance	Consolidated
Assets
Total investments	$378,874,422	$455,608,879	$834,483,301	$185,367,430	$332,827,149	$518,194,579
Cash and cash equivalents	30,530,673	39,748,306	70,278,979	102,334,579	49,344,695	151,679,274
Accrued investment income	3,378,438	7,070,431	10,448,869	1,955,938	4,850,898	6,806,836
Deferred acquisition costs, net	21,419,245	—	21,419,245	13,456,303	—	13,456,303
Reinsurance recoverables (See Note 9)	—	45,237,046	45,237,046	—	32,146,042	32,146,042
Other assets	4,143,746	1,464,602	5,608,348	2,685,341	1,432,384	4,117,725
Total assets	$438,346,524	$549,129,264	$987,475,788	$305,799,591	$420,601,168	$726,400,759
Liabilities and Stockholders’ Equity
Liabilities:
Policyholder liabilities	$308,727,024	$552,624,529	$861,351,553	$191,887,322	$418,921,167	$610,808,489
Deferred gain on coinsurance transactions	24,872,873	—	24,872,873	18,198,757	—	18,198,757
Other liabilities	23,140,192	(3,495,265)	19,644,927	9,384,013	1,680,001	11,064,014
Total liabilities	$356,740,089	$549,129,264	$905,869,353	$219,470,092	$420,601,168	$640,071,260
Stockholders’ Equity:
Voting common stock	3,738	—	3,738	3,738	—	3,738
Additional paid-in capital	135,057,484	—	135,057,484	133,417,272	—	133,417,272
Accumulated deficit	(60,115,614)	—	(60,115,614)	(53,522,078)	—	(53,522,078)
Accumulated other comprehensive income	6,660,827	—	6,660,827	6,430,567	—	6,430,567
Total Midwest Holding Inc.'s stockholders' equity	$81,606,435	$—	$81,606,435	$86,329,499	$—	$86,329,499
Total liabilities and stockholders' equity	$438,346,524	$549,129,264	$987,475,788	$305,799,591	$420,601,168	$726,400,759

Note 10. Long-Term Incentive Plans

2019 Plan

On June 11, 2019, our Board of Directors approved the Midwest Holding Inc. Long-Term Incentive Plan (the “2019 Plan”) that reserves up to 102,000 shares of our voting common stock for award issuances.  It provides for the grant of options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, performance bonuses, stock awards and other incentive awards to eligible employees, consultants and eligible directors, subject to the conditions set forth in the 2019 Plan. Shareholder approval of the plan occurred on June 11, 2019. All awards are required to be established, approved, and/or granted by the compensation committee of our Board.

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

On September 15, 2020, we granted stock options for 6,667 shares of voting common stock at an exercise price of $41.25 per share. Using the Black Scholes Model we determined the compensation expense was $144,014 over the vesting term of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $21.60 per share, the exercise price of $41.25 per share, the time to maturity of 10 years, an annual risk-free interest rate of .69% based upon the 10-year U.S. Treasury rate at grant date and a 66.2% volatility based on a valuation by an outside evaluator relating to the grants of these options.

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

Also, on November 16, 2020 we granted an award of restricted stock for 18,597 shares of voting common stock to an officer. Using the Black Scholes Model we determined the compensation expense was $547,682 over the vesting term of the restricted stock award. The factors we used to determine the expense were: the weighted average fair market value at grant date of $29.45 per share, the exercise price of $41.25 per share, an annual risk-free interest rate of .91% based upon the 10-year U.S. Treasury rate at grant date and a 66.3% volatility based on a valuation by an outside evaluator relating to this restricted stock grant.

2020 Plan

On November 16, 2020, our Board of Directors adopted a new equity incentive plan titled the 2020 Long-Term Incentive Plan (the "2020 Plan") that reserves up to 350,000 shares of voting common stock for award issuances. The terms of the 2020 Plan are essentially the same as the 2019 Plan. On June 29, 2021, the 2020 Plan was approved by the shareholders.

In connection with the adoption of the 2020 Plan and the employment agreements with A. Michael Salem and Michael Minnich, our Co-Chief Executive Officers, we granted each of Messrs. Salem and Minnich stock options for 74,751 shares of our voting common stock plus additional stock options of 18,500 to other employees, with an exercise price of $41.25 per share exercisable in one-fifth increments on each yearly anniversary of the date of grant. Using the Black Scholes Model we determined the compensation expense was $4.9 million over the vesting term of the stock options. The factors we used to determine the compensation expense were: weighted average fair market value at grant date of $29.45 per share, the exercise price of $41.25 per share, option term of 10 years, annual risk-free interest rate of .91% based upon the 10-year U.S. Treasury rate at grant date and a 66.3 % volatility based on a valuation by an outside evaluator relating to these option grants.

On March 11, 2021, we granted stock options for 6,500 shares of voting common stock at an exercise price of $55.02 per share. Using the Black Scholes Model we determined the compensation expense was $320,938 over the vesting term of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $49.38 per share, the exercise price of $55.02 per share, the time to maturity of 10 years, an annual risk-free interest rate of 1.54% based upon the 10-year U.S. Treasury rate at grant date and a 65.7% volatility based on a valuation by an outside evaluator relating to the grant of these options.

On January 16, 2021 and May 1, 2020, stock options for 4,650 and 200 shares with a fair market value of $29.45 and $8.00 per share, respectively, became vested on the restricted stock and in connection with the resignation of two Board members. As of June 30, 2021 and December 31, 2020, the outstanding non-vested stock under the 2019 and 2020 Plans was 259,124 and 100,972, respectively with 11,700 and 3,350 shares being forfeited during the six months ended June 30, 2021 and December 31, 2020, respectively.

For the three months ended June 30, 2021 and 2020, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock grants on the dates above, over the vesting tranches which resulted in expenses in additional paid in capital of $1.5 million and $25,022, respectively and for the six months ended June 30, 2021 and 2020, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock grants on the dates above, over the vesting tranches as an expense and an increase in additional paid in capital of $1.8 million and $25,022, respectively.

The table below shows the remaining non-vested shares under the 2019 and 2020 Plans:

	June 30, 2021	December 31, 2020
	Stock Options/ Restricted Stock Outstanding(1)	Stock Options Outstanding(1)
Beginning balance	100,972	17,900
Options granted under the 2019 Plan	—	68,025
Options granted under the 2020 Plan	174,502	—
Restricted stock granted under the 2019 Plan	—	18,597
Forfeited	(11,700)	(3,350)
Vested	(4,650)	(200)
Ending Balance	259,124	100,972

(1)	Reflects reverse stock split of 500:1 as of August 27, 2020.

Note 11. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of policyholders as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts as of June 30, 2021 and the year ended December 31, 2020:

	June 30, 2021	December 31, 2020
Beginning balance	$597,868,472	$171,168,785
US Alliance	779,257	(3,307,587)
Ironbound Reinsurance Company Limited	3,110,313	6,080,196
SDA Annuity & Life Re (includes MVA adjustment and embedded derivative)	1,219,703	3,053,160
Crestline SP1	703,681	3,606,833
American Republic Insurance Company	239,223	—
Deposits received	249,519,268	415,561,302
Investment earnings (includes embedded derivative)	1,584,814	4,214,828
Withdrawals	(6,309,735)	(2,509,045)
Ending balance	$848,714,996	$597,868,472

Note 12. Contingencies and Commitments

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life received a Certificate of Authority to conduct business in Iowa during the first quarter of

2019. American Life received a Certificate of Authority to conduct business during 2020 from each of the following states and the District of Columbia: Utah, Montana, Louisiana and Ohio. American Life has pending applications in six additional states that are expected to be approved by the end of 2021. The NDOI granted American Life non-disapproval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Ironbound prior to closing of the agreement in July 2019. The NDOI granted American Life non-disapproval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with SDA prior to closing of the agreement in December 2019. The NDOI granted American Life non-disapproval to enter into the Funds Withheld and Funds Paid Coinsurance Agreement with US Alliance prior to closing of the agreement on April 15, 2020. The NDOI granted American Life non-disapproval to enter into the Funds Withheld and Modified Coinsurance Agreement with Seneca Re through SRC1 prior to closing of the agreement on May 13, 2020. The NDOI granted American Life non-disapproval to enter into the FW and Modco Agreement with Seneca Re SRC2 prior to closing of the agreement on July 27, 2020. The NDOI granted American Life non-disapproval to enter into the  Modco Agreement with AEG prior to closing of the agreement on June 30, 2021.

Note 13. Leases

Our operating lease activities consist of leases for office space and equipment. Our finance lease activities consisted of one lease for hardware which we owned at the end of the lease agreement on March 31, 2020. None of our lease agreements include variable lease payments.

Supplemental balance sheet information as of June 30, 2021 and December 31, 2020, are as follows:

		As of	As of
Leases	Classification	June 30, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$287,660	$348,198

Liabilities
Operating lease	Operating lease liabilities	$331,350	$396,911

Our operating and finance leases expenses for the three and six months ended June 30, 2021 and 2020, were as follows:

		Three months ended June 30,		Six months ended June 30,
Leases	Classification	2021	2020	2021	2020
Operating	General and administrative expense	$383	$2,485	$1,616	$4,577

Finance lease cost:
	Amortization expense	—	—	—	2,913
	Interest expense	—	—	—	111

Minimum contractual obligations for our operating leases at June 30, 2021, are as follows:

Operating Leases
2021 (excluding six months ended June 30, 2021)	$81,766
2022	156,608
2023	161,674
2024	13,508
Total remaining lease payments	$413,556

Supplemental cash flow information related to leases was as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cash payments
Operating cash flows from operating leases	$(2,723)	$(190)	$(5,023)	$(1,035)
Operating cash flows from finance leases	—	1,164	—	4,657
Financing cash flows from finance leases	—	—	—	(111)

The weighted average remaining lease terms of our operating leases were approximately one year and one and a half years as of June 30, 2021 and December 31, 2020, respectively. The weighted average discount rate used to determine the lease liabilities for operating leases was 8% as of June 30, 2021 and December 31, 2020, respectively. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 14. Statutory Net Income and Surplus of American Life

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the NDOI. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. As filed in the statutory-basis annual statement with the NDOI, American Life’s statutory net gains for the six months June 30, 2021 and 2020 were $2,278,898 and $423,474, respectively. Capital and surplus of American Life as of June 30, 2021 and December 31, 2020 was $78,509,585 and $77,446,537, respectively. The net gains were primarily due to the ceding commission and reserve adjustments earned on the Ironbound, SDA, US Alliance, SRC1, and Crestline Re SP1 reinsurance transactions; offset by continuing expenses incurred to provide services on the new software and related technology to distribute products through national marketing organizations. For the six months ended June 30, 2021, the MYGA and FIA sales were $35.6 million and $214.0 million compared to the MYGA and FIA sales $59.0 million and $88.5 million as of June 30, 2020. An additional $5.2 million of MYGA and $26.9 million of FIA sales were pending as of June 30, 2021.

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiary is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as of June 30, 2021 and December 31, 2020 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements as of those dates.

As of December 31, 2020, American Life had an invested asset that was impaired as a result of the fair market of the underlying collateral being valued less that the book value. This was a non-admitted asset for statutory accounting purposes. This asset was held in our modified coinsurance account for Ironbound so it was passed through to the third-party reinsurer through as a reduction of the investment income earned by the third-party reinsurer.  As of March 31, 2021, this invested asset was sold for a loss of $2.4 million that was passed through to the third-party reinsurer as a reduction of its investment income earned.

As of June 30, 2021 and December 31, 2020, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 15. Third-Party Administration

The Company commenced its third-party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary and can include some or all aspects of back-office accounting and policy administration. TPA fee income earned for TPA administration during the three months ended June 30, 2021 and 2020 were $107,500 and $396,061, respectively. TPA fee income earned for TPA administration during the six months ended June 30, 2021 and 2020 were $315,000 and $786,105, respectively.

Note 16. Reverse Stock Split

On August 10, 2020, Midwest filed Articles of Amendment of Amended and Restated Articles of Incorporation (“Amendment”) that changed the total number of shares that the Company is authorized to issue to 22,000,000 shares of common stock, of which 20,000,000 were designated as voting common stock with a par value of $0.001 per share and 2,000,000 designated as non-voting common stock with a par value of $0.001 per share. The Amendment also provides for 2,000,000 shares of preferred stock with a par value of $0.001 per share. The Amendment provided that each 500 shares of voting common stock either issued or outstanding would be converted into one share of voting common stock through a reverse stock split. Fractional shares were not issued in connection with the reverse stock split but were paid out in cash. The Company paid approximately $175,000 for those fractional shares and is now holding treasury stock represented by that amount. The effective date, August 27, 2020, for the reverse stock split was retrospectively applied to these financial statements. Outstanding shares of voting common stock as of June 30, 2021 and December 31, 2020, were 3,737,564.

Note 17. Capital Raise

On December 21, 2020, Midwest completed a public offering of 1,000,000 shares of its voting common stock offered at a price to the public at $70.00 per share.  The Midwest voting common stock was concurrently approved for listing on the Nasdaq Capital Market under the ticker symbol “MDWT.”

Midwest raised $70,000,000 of gross proceeds from the public offering and incurred commissions and expenses of approximately $6,044,350 that were offset against those proceeds.

Note 18. Equity

Preferred stock

As of June 30, 2021 and December 31, 2020, the Company had 2,000,000 shares of preferred stock authorized but none were issued or outstanding.

Common Stock

The voting common stock is traded on the NASDAQ Capital Market under the symbol “MDWT”. Midwest has authorized 20,000,000 shares of voting common stock. As of June 30, 2021 and December 31, 2020, Midwest had 3,737,564 shares of voting common stock issued and outstanding.  As of those dates, there were no shares of Midwest’s non-voting common stock issued or outstanding.

Midwest holds approximately 4,500 shares of voting common stock in its treasury due to the reverse stock split discussed in Note 16 above.

Additional paid-in capital

Additional paid-in capital is primarily comprised of the cumulative excess cash received by the Company in conjunction with past issuances of its shares.  It also is increased by the amortization expense of the consideration calculated at inception of the stock option grant as discussed in Note 10 – Long-Term Incentive Plans above.

Accumulated Other Comprehensive Income (AOCI)

AOCI represents the cumulative Other Comprehensive Income (OCI) items that are reported separate from net (Loss) Income and detailed on the Consolidated Statements of Comprehensive (Loss) Income. AOCI includes the unrealized gains and losses on investments and DAC, net of offsets and taxes are as follows:

	Unrealized investment gains (losses) on AFS securities, net of offsets	Unrealized gains on foreign currency	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$473,399	$146,185	$619,584
Other comprehensive income before Reclassifications	7,398,432	—	7,398,432
Unrealized gains on foreign currency	—	(146,185)	(146,185)
Less: Reclassification adjustments for losses realized in net income	(1,441,264)	—	(1,441,264)
Balance at December 31, 2020	6,430,567	—	6,430,567
Other comprehensive income (loss) before reclassifications, net of tax	1,336,272	—	1,336,272
Less: Reclassification adjustments for losses realized in net income, net of tax	(1,106,012)	—	(1,106,012)
Balance at June 30, 2021	$6,660,827	$—	$6,660,827

Note 19. Deferred Acquisition Costs

The following table represents a rollforward of DAC, net of reinsurance:

	June 30, 2021	December 31, 2020
Beginning balance	$13,456,303	$—
Additions	8,867,230	13,919,206
Amortization	(1,027,073)	(670,233)
Interest	187,926	138,295
Impact of unrealized investment losses	(65,141)	69,035
Ending Balance	$21,419,245	$13,456,303

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to assist the reader in understanding the financial condition of the Company as of June 30, 2021, compared with December 31, 2020, and the results of operations for the three and six months ended June 30, 2021, compared with corresponding periods in 2020 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report and our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On August 10, 2020, Midwest filed Articles of Amendment of Amended and Restated Articles of Incorporation (“Amendment”) that changed the total number of shares it is authorized to issue to 22,000,000 shares of common stock, of which 20,000,000 were designated as voting common stock with a par value of $0.001 per share and 2,000,000 shares were designated as non-voting common stock with a par value of $0.001 per share. The Amendment also provides for 2,000,000 shares of authorized preferred stock with a par value of $0.001 per share. The Amendment provided that upon effectiveness, each 500 shares of common stock either issued or outstanding would be converted into one share of voting common stock through a reverse stock split.  The Amendment was effective as of August 27, 2020. Fractional shares were not issued in connection with the reverse stock split but were paid in cash.  The Company paid approximately $175,000 for those fractional shares and is now holding treasury stock represented by that amount.  Outstanding shares as of June 30, 2021 and December 31, 2020 were 3,737,564.  All prior periods disclosed in this 10-Q have been restated to reflect the reverse stock split per share amounts.

On December 21, 2020, Midwest completed a public offering of 1,000,000 shares of its voting common stock offered by the Company at a price to the public of $70.00 per share.  On December 17, 2020, Midwest voting common stock was listed on the Nasdaq Capital Market under the ticker symbol “MDWT.”  The aggregate net proceeds to the Company were approximately $64.4 million, after deducting underwriting discounts and commissions but before other offering expenses.

Midwest used the net proceeds of the offering to support the growth of its insurance subsidiaries, American Life, with a capital contribution of $50.0 million, and Seneca Re, with a capital contribution of $7.5 million. The rest of the proceeds were designated for general corporate purposes.

On June 26, 2021, the NDOI issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) with American Republic Insurance Company (“AEG”), an Iowa domiciled reinsurance company. The agreement closed on June 30, 2021. Under the Modco AEG Agreement, American Life ceded to AEG, on a modified coinsurance basis, 20% quota share of certain liabilities with respect to its multi-year guaranteed annuity MYGA-5 business and an initial 20% quota share of certain liabilities with respect to its fixed indexed annuity FIA. American Life has established a Modco Deposit Account to hold the assets for the Modco AEG Agreement.

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

Unrealized Losses; Embedded Derivatives

American Life has agreements with several third-party reinsurers that have funds withheld (“FW”) and modified coinsurance (“Modco”) provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 5 — Derivative Instruments” to our Consolidated Financial Statements. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $3.3 million as of June 30, 2021 compared to unrealized losses of approximately $8.5 million as of June 30, 2020. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. We account for these unrealized gains by recording equivalent realized losses on our Consolidated Statements of Comprehensive Loss. Accordingly, the unrealized gains on the assets held by American Life on behalf of the third-party reinsurers were offset by recording an embedded derivative loss of $440,000 and derivative gains of $8.5 million, respectively. If prices of investments fluctuate, the unrealized losses of the third-party reinsurers may also fluctuate; therefore, the associated embedded derivative gain (loss) recognized by us for June 30, 2021 and December 31, 2020, would be reduced accordingly.

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

Consolidated Results of Operations - Three Months Ended June 30, 2021 and 2020

Comprehensive Net (Loss) Income

Net loss increased during the three months ended June 30, 2021 compared to the net income during the three months ended June 30, 2020 primarily due to the following:

1.Total (losses) revenue drivers:

a)There are three components associated with our FIA products:  1) the fair market value of the derivative asset entered into in order to mitigate the fluctuation of the embedded liability on our policyholder contracts, 2) the change in the fair market value of the embedded liability, and 3) the option allowance related to our third-party reinsurers that are marked to market at the end of the period. For the three months ended June 30, 2021, the change in the market value of the option derivatives increased resulting in a realized gain of $3.7 million compared to approximately $915,000 in the same period in 2020. The increase in the embedded liability resulted in an increase in our interest credited of $3.9 million. In 2020, interest credited was reduced by the ceding of previously held business. The third component resulted in a loss resulting from the mark-to-market increase of $1.3 million on our options allowance with the third-party reinsurers presented in other operating expenses compared to a gain of approximately $75,000 for the same period in 2020.

b)American Life has treaties with several third-party reinsurers that have FW and Modco provisions. As a result of the changes in the market prices, the assets held on behalf of the third-party reinsurers had unrealized loss for the three months ended June 30, 2021 and 2020 of approximately $843,000 and $14.8 million, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the asset portfolios accrue to the third-party reinsurers. We account for the change in unrealized gains or losses related to the third-party reinsurers by recording equivalent realized gains or losses on our Consolidated Statements of Comprehensive (Loss) Income. We recorded the decrease in the unrealized gains since March 31, 2021 as a realized loss of $843,000 compared to a realized loss of $14.8 million for the same period in 2020.

2.Expense drivers

a)As mentioned above, the increase in interest credited and general operating expenses related to the embedded derivatives in our FIA products of $3.9 million and the mark-to-market option allowance increase of $1.3 million for the three months ended June 30, 2021was offset by losses on our derivative assets.

b)Increase of $3.2 million in salaries and benefits due to increasing our personnel to service our new business growth.

Revenues

The following summarizes the sources of our revenue for the periods indicated:

	Three months ended June 30,
	2021	2020
Premiums	$—	$30
Investment income, net of expenses	3,220,026	(397,842)
Net realized gains (loss)on investments (See Note 4)	4,059,926	(12,819,871)
Amortization of deferred gain on reinsurance	587,737	338,269
Service fee revenue, net of expenses	671,804	385,674
Other revenue	357,814	10,387
	$8,897,307	$(12,483,353)

Premium revenue: The introduction of our MYGA and FIA products discussed above generated a large volume of new business; however, these products are defined as investment contracts and U.S. GAAP requires that premiums be deferred as deposit-type liabilities on our Consolidated Balance Sheets. American Life expects to introduce additional versions of these annuity products later in 2021.

The table below shows premium issued under statutory accounting principles (“SAP”) on our two annuity products:

	Three months ended June 30,
	2021		2020
	MYGA	FIA	MYGA	FIA
	Premium	Premium(1)	Premium	Premium(1)
Annuity Direct Written Premium	$26,191,111	$99,674,226	$27,400,367	$72,270,636

(1)	Under SAP, the MYGA and FIA premiums are treated as premium revenue. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue that is recognized under SAP is accounted for under GAAP as deposit-type liabilities on our Consolidated Balance Sheets and is not recognized on our Consolidated Statements of Comprehensive Income (Loss.)

Investment (Loss) Income, net of expenses: The components of our net investment (Loss) Income are as follows:

	Three months ended June 30,
	2021	2020
Fixed maturities income (loss)	$4,088,461	$(128,209)
Mortgage loans	366,717	—
Other invested assets	96,054	—
Other interest income	81,247	—
Gross investment income (loss)	4,632,479	(128,209)
Less investment expenses	(1,412,453)	(269,633)
Investment income (loss), net of expenses	$3,220,026	$(397,842)

The increase in investment income for 2021 over 2020 was due to the investment income earned on the bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period. Our investment portfolio grew to $834.5 million as of June 30, 2021 compared to $263.2 million as of June 30, 2020, as a result of proceeds from our MYGA and FIA product sales. For the three months ended June 30, 2021 and 2020, American Life ceded $86.1 million and $88.7 million, respectively, of premiums to reinsurers and transferred approximately $3.5 million of investment income related to the ceded premiums as required by the terms of its reinsurance agreements.

Net realized gains (losses)on investments: The net realized gains (loss) on investments for the three months ended June 30, 2021 and 2020 were losses of $4.1 million and losses of $12.8 million, respectively, which included a loss of $843,000 and $14.8 million from an embedded derivative, respectively. There were net realized gains of $3.7 million related to derivatives utilized to hedge the obligations to FIA policyholders; such gains were offset by increases in FIA-related interest credited expense and increases in FIA-related mark-to-market option allowance flowing through other operating expenses.

American Life has treaties with several reinsurers that have FW coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5 — Derivative Instruments to our Consolidated Financial Statements.  The change in fair value of the total return swap is included in net realized gains on investments. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $3.3 million and unrealized gains of approximately $14.8 million as of June 30, 2021 and 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the portfolios accrue to the third-party reinsurers. We account for these unrealized gains by recording equivalent realized losses on our Consolidated Statements of Comprehensive Loss. Accordingly, for the three months ended June 30, 2021 and 2020, the change in unrealized gains on the assets held by American Life on behalf of the third-party reinsurers were offset by recording an embedded derivative loss of $843,000 and an embedded derivative loss of $14.8 million, respectively.

Amortization of deferred gain on reinsurance: The increase in 2021 compared to the comparative period in 2020 was due to the amortization of the ceding commission deferred from the additional reinsurance agreements, several with third-party reinsurers.

Service fee revenue, net of expenses: The increase in 2021 was due primarily to the increases in 1505 Capital’s asset management services provided on the increased investment portfolio of our third-party reinsurers.

Other revenue: The increase in third-party administration (“TPA”) fees earned results from providing additional administrative services to clients compared to 2020.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Three months ended June 30,
	2021	2020
Interest credited	$3,931,216	$(128,052)
Benefits	—	4,016
Amortization of deferred acquisition costs	524,336	100,388
Salaries and benefits	4,513,944	1,354,934
Other operating expenses	4,174,196	2,305,687
	$13,143,692	$3,636,973

Interest credited: The increase was primarily due to the FIA product and the increase in the fair market value of the embedded derivative liability owned by us to FIA policyholders.  This increase is partially offset in our net realized gain (loss) on investments, as referenced above, which saw a $3.7 million increase in the fair market value of derivative assets used to partially hedge this obligation to FIA policyholders. For the three months ended June 30, 2021 and 2020, interest credited related to our retained FIA policies was approximately $3.4 million and negative $200,500, respectively. For the three months ended June 30, 2021 and 2020, management’s estimated, amortized cost of servicing our retained FIA policies was $1.2 million and $100,300, respectively.

Benefits: Death benefits changed insignificantly over the prior year’s comparable period.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA and FIA products where we retained approximately 32% of the business in 2021 compared to the 11% retained in 2020.

Salaries and benefits: The increase was due to the addition of personnel to service our new business growth. We continue to hire more in-house expertise to service our growth initiatives.

Other operating expenses: Other operating expenses were approximately $1.9 million higher than prior year. The primary items of this decrease are:

●	FIA products contain embedded derivative liabilities, which are market driven. The reinsurers that reinsure our FIA products pay an option allowance to American Life to purchase derivative assets used to hedge the FIA embedded derivative liabilities. For the three months ended June 30, 2021, the mark-to-market on those option allowances were in a positive position. As a result, American Life incurred $1.3 million of expense payable to the reinsurers. The derivative assets utilized to partially hedge this mark-to-market option allowance saw a $3.7 million gain flowing through net realized (loss) gains on investments, as referenced above.
●	Other increases in other expenses related to audit and actuarial expenses of $446,000 due to increased audit costs associated with the growing business; taxes, licenses and fees of approximately $425,000 due to Nebraska and Vermont year-end and exam fees; and consultants to assist with the growth of the business of $340,000.

Consolidated Results of Operations - Six Months Ended June 30, 2021

Net (Loss) Income

Net loss increased during the six months ended June 30, 2021 compared to the net gain during the six months ended June 30, 2020 primarily due to the following:

1.	Total (losses) revenue drivers: There are three components associated with our FIA products: 1) the fair market value of the derivative asset entered into in order to mitigate the fluctuation of the embedded liability on our policyholder contracts, 2) the change in the fair market value of the embedded liability, and 3) the option allowance related to our third-party reinsurers that are marked to market at the end of the period. For the six months ended June 30, 2021 and 2020, the change in the market value of the option derivatives resulted in a realized loss of $1.7 million and a gain of $151,000, respectively. The increase in the embedded liability for the six months ended June 30, 2021 and 2020 contributed to the increase in our interest credited of $1.6 million and $83,000, respectively. The third component related to the mark-to-market on our options allowance with the third-party reinsurers for the six months ended June 30, 2021 and 2020, resulted in a gain of $2.8 million and $75,000, respectively, presented in other operating expenses.

a)	As discussed above, American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. The assets held on behalf of the third-party reinsurers had unrealized gains of approximately $3.3 million and unrealized losses of $8.5 million, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the asset portfolios accrue to the third-party reinsurers. We account for the change in unrealized gains or losses related to the third-party reinsurers by recording equivalent realized gains or losses on our Consolidated Statements of Comprehensive Loss. We recorded the decrease in the unrealized gains since December 31, 2020 as a realized loss of $440,000 compared to a realized gain of $8.5 million during the first quarter of 2020.

2.	Expense drivers

a)	As mentioned above, the increase in interest credited and decrease in general operating expenses related to the embedded derivatives in our FIA products of $1.6 million and the mark-to-market option allowance decrease of $2.8 million was offset by our losses on our derivative assets.

b)	Increase of $5.3 million in salaries and benefits due to increasing our personnel to service our new business growth.

Revenues:

The following summarizes the sources of our revenue for the periods indicated:

	Six months ended June 30,
	2021	2020
Premiums	$—	$51
Investment income, net of expenses	6,107,389	843,136
Net realized (loss) gains on investments (See Note 4)	(589,179)	9,780,139
Amortization of deferred gain on reinsurance	1,048,593	520,707
Service fee revenue, net of expenses	1,109,950	765,892
Other revenue	606,783	20,213
	$8,283,536	$11,930,138

Premium revenue: The introduction of our MYGA and FIA products discussed above generated a large volume of new business; however, these products are defined as investment contracts and U.S. GAAP requires that premiums be deferred as deposit-type liabilities on our Consolidated Balance Sheets. American Life expects to introduce additional versions of these annuity products in the second half of 2021.

The table below shows premium issued under statutory accounting principles (“SAP”) on our two annuity products:

	Six months ended June 30,
	2021		2020
	MYGA	FIA	MYGA	FIA
	Premium	Premium(1)	Premium	Premium(1)
Annuity Direct Written Premium
First Quarter	$9,368,962	$114,284,969	$31,565,506	$16,249,504
Second Quarter	26,191,111	99,674,226	27,400,367	72,270,636
Total Issued as of June 30, 2021 and 2020	$35,560,073	$213,959,195	$58,965,873	$88,520,140

(1)	Under statutory accounting principles, the MYGA and FIA premiums are treated as premium revenue. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue is accounted under GAAP as deposit-type liabilities on our balance sheet and is not recognized in our income statement.

Investment (loss) income, net of expenses: The components of our net investment (loss) income are as follows:

	Six months ended June 30,
	2021	2020
Fixed maturities	$7,068,321	$1,041,929
Mortgage loans	540,495	—
Other invested assets	151,867	—
Other interest income	152,165	—
Gross investment income	7,912,848	1,041,929
Less: investment expenses	(1,805,459)	(198,793)
Investment income, net of expenses	$6,107,389	$843,136

The increase in investment income was due to the investment income earned on the bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period. Our investment portfolio grew to $834.5 million as of June 30, 2021 compared to $518.2 million as of December 31, 2020, as a result proceeds from our MYGA and FIA product sales. American Life ceded $133.6 million of premiums to reinsurers and transferred approximately $6.5 million of investment income related to the ceded premiums as required by the terms of its reinsurance agreements.

Net realized (loss) gains on investments: The net realized loss on investments for the six months ended June 30, 2021 was $0.6 million and included a loss of $440,000 from an embedded derivative and $1.7 million of net realized losses related to derivatives utilized to hedge the obligations to FIA policyholders; the net realized gains related to derivatives utilized to hedge the obligations to FIA policyholders is offset by expenses, including interest credited expenses and other operating expenses The increase in other net realized gains on investments was primarily due to favorable trading activity.

American Life has treaties with several reinsurers that have FW coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $3.3 million and unrealized losses of approximately $8.5 million as of June 30, 2021 and 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the portfolios accrue to the third-party reinsurers. We account for these unrealized gains by recording equivalent realized losses on our Consolidated Statements of Comprehensive Loss. Accordingly, for the six months ended June 30, 2021 and 2020, the change in unrealized gains on the assets held by American Life on behalf of the third-party reinsurers were offset by recording an embedded derivative loss of $440,000 and an embedded derivative gain of $8.5 million, respectively.

Amortization of deferred gain on reinsurance: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA and FIA products where we retained approximately 46% of the business in 2021 compared to the 22% retained in 2020. Management expects the retained business to decrease during the last half of 2021 as we cede this business to new third-party reinsurers.

Service fee revenue, net of expenses: The increase in 2021 was due primarily to the increases in 1505 Capital’s asset management services provided on the increased investment portfolio of our third-party reinsurers.

Other revenue: The increase in third-party administration (“TPA”) fees earned was due to us providing other administrative services to clients.

Expenses are summarized in the table below.

	Six months ended June 30,
	2021	2020
Interest credited	$1,584,813	$83,150
Benefits	79	(3,087)
Amortization of deferred acquisition costs	1,027,073	140,897
Salaries and benefits	7,441,171	2,179,830
Other operating expenses	2,644,899	3,630,800
	$12,698,035	$6,031,590

Interest credited: The increase was due primarily due to the FIA product and the increase in the fair market value of the embedded derivative liability owned by us to FIA policyholders.  This increase is partially offset in our net realized gain (loss) on investments, as referenced above, which saw a $1.7 million decrease in the fair market value of derivative assets used to partially hedge this obligation to FIA policyholders. For the six months ended June 30, 2021 and 2020, interest credited related to our retained FIA policies was approximately $586,100 and negative $6,200, respectively. For the three months ended June 30, 2021 and 2020, management’s estimated, amortized cost of servicing our retained FIA policies was $1.9 million and $126,600, respectively.

Benefits: Death benefits changed insignificantly over prior year.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA and FIA products where we retained approximately 46% of the business in 2021 compared to the 22% retained in 2020.  Management expects the retained business to decrease during the last half of 2021 as we cede this business to new third-party reinsurers.

Salaries and benefits: The increase was due to the addition of personnel to service our new business growth. We continue to hire more in-house expertise to service our growth initiatives.

Other operating expenses: Other operating expenses were approximately $986,000 lower than prior year. The primary items of this decrease are:

Decrease:

●	The decrease in expenses were primarily due to our FIA product which has embedded derivatives included in the account value. Those derivatives are market driven. The reinsurers that reinsure the FIA products pay an option allowance to American Life to purchase derivatives. As of June 30, 2021, the mark-to-market on those allowances were in a positive position so American Life incurred a decrease of $2.7 million in expenses and payables to the reinsurers for that mark-up.
●	Due to the valuation completed in June of 2020 on an investment in an unaffiliated reinsurance company, an impairment of $500,000 was recorded for the full value of the preferred stock.

Increases:

●	Other increases in other expenses related to taxes, licenses and fees of approximately $897,500 due to Nebraska and Vermont year-end and state examination fees; consultants to assist with the growth of the business of $600,000, audit and actuarial expenses of $580,000 due to increased audit costs, and $300,000 of overhead office expenses to support the growth of the business.

Investments

A majority of the investments on our Consolidated Balance Sheets are held on behalf of our reinsurers as collateral under our reinsurance agreements. As a result, our investment allocations are largely a function of our collective reinsurer investment allocations. While the reinsurers own the investment risk on these assets, we typically restrict their investment allocations via control over the selection of the asset manager as well as asset restrictions set forth in investment guidelines. Additionally, in many of our reinsurance agreements, our affiliate investment manager, 1505 Capital, is selected as the asset manager. 1505 Capital had approximately $388 million of total third-party assets under management as of June 30, 2021.

The investment guidelines typically include U.S. government bonds, corporate bonds, commercial mortgages, asset backed securities, municipal bonds, mutual funds and collateral loans. The duration of our investments is 5 to 10 years in line with that of our liabilities. We do allow non-U.S. dollar denominated investments where the foreign exchange risk is hedged back to U.S. dollars.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2021 and December 31, 2020. Increases in fixed maturity securities primarily resulted from the sale of our new MYGA and FIA products during 2021. A majority of the investments as of June 30, 2021 and December 31, 2020 are held as collateral for our reinsurers.

	June 30, 2021		December 31, 2020
	Carrying	Percent	Carrying	Percent
	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$2,003,134	0.2%	$6,164,983	0.9%
Mortgage-backed securities	41,289,415	4.6	14,757,414	2.2
Collateralized loan obligations	324,097,561	35.9	221,773,609	33.1
States and political subdivisions -- general obligations	118,184	—	117,330	—
States and political subdivisions -- special revenue	6,526,126	0.7	6,202,204	0.9
Trust preferred	16,465,915	1.8	2,284,816	0.3
Corporate	198,360,926	21.9	125,863,002	18.9
Total fixed maturity securities	588,861,261	65.1	377,163,358	56.3
Mortgage loans on real estate, held for investment	130,372,068	14.4	94,989,970	14.2
Derivatives	16,422,394	1.8	11,361,034	1.7
Equity securities	46,924,170	5.2	—	—
Other invested assets	40,813,176	4.5	21,897,130	3.3
Investment escrow	—	—	3,174,047	0.5
Federal Home Loan Bank (FHLB) stock	500,000	0.1	—	—
Preferred stock	4,728,375	0.5	3,897,980	0.6
Notes receivable	5,810,328	0.6	5,665,487	0.8
Policy Loans	51,529	—	45,573	—
Cash and cash equivalents	70,278,979	7.8	151,679,274	22.6
Total investments, including cash and cash equivalents	$904,762,280	100.0%	$669,873,853	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Carrying		Carrying
	Value	Percent	Value	Percent
AAA and U.S. Government	$19,761,963	3.4%	$3,070,750	0.8%
AA	652,443	0.1	5,818,163	1.5
A	105,264,686	17.9	49,445,266	13.1
BBB	395,104,517	67.0	247,635,730	65.7
Total investment grade	520,783,609	88.4	305,969,909	81.1
BB and other	68,077,652	11.6	71,193,449	18.9
Total	$588,861,261	100.0%	$377,163,358	100.0%

Reflecting the quality of securities maintained by us, 88.4% and 81.1% of all fixed maturity securities were investment grade as of June 30, 2021 and December 31, 2020, respectively.

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

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with SAP prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net (Loss) Income of

American Life under SAP, see Note 14 to our Consolidated Financial Statements. American Life maintains sufficient capital and surplus to comply with regulatory requirements as of June 30, 2021.

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

We have reported our insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from SAP. The following items are principal differences between SAP and GAAP as SAP:

•	requires that we exclude certain assets, called non-admitted assets, from the Consolidated Balance Sheets.
•	requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.
•	dictates how much of a deferred income tax asset can be admitted on a statutory Consolidated Balance Sheets.
•	requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record all investments at fair value.
•	allows bonds to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the NAIC, while they are recorded at fair value for GAAP.
•	allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.
•	requires that unearned premiums and loss reserves are presented net of related reinsurance rather than on a gross basis as reported under GAAP.
•	requires that we record reserves liabilities and expenses, while we record all transactions related to the annuity products under GAAP as a deposit-type contract liability.
•	requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over 90 days and for unsecured amounts recoverable from unauthorized reinsurers. Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.
•	requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense as it is reported under GAAP. Our insurance subsidiaries must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net (Loss) Income and surplus as regards policyholders, which is called stockholders’ equity under GAAP.

The following reconciles our GAAP net (Loss) Income to our SAP net (Loss) Income for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Consolidated GAAP net (loss) gain	$(4,993,074)	$(16,599,839)	$(6,593,536)	$5,011,119
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	(776,282)	1,013,818	(2,382,357)	827,861
GAAP net loss of statutory insurance entities	$(4,216,792)	$(17,613,657)	$(4,211,179)	$4,183,258

GAAP net income (loss) by statutory insurance entity:
American Life	$(1,302,440)	$(18,226,990)	$(3,282,290)	$3,569,924
Seneca Re Protected Cell	(1,871,583)	613,334	(928,889)	613,334
	$(3,174,023)	$(17,613,656)	$(4,211,179)	$4,183,258

Reconciliation of GAAP and SAP
GAAP net gain (loss) of American Life	(1,302,440)	(18,226,990)	(3,282,290)	3,569,924
Increase (decrease) due to:
Deferred acquisition costs	(9,967,314)	(7,267,593)	(20,676,181)	(9,697,787)
Coinsurance transactions	46,535,270	(25,854,256)	102,988,381	21,775,317
Carrying value of reserves	(32,105,604)	37,866,438	(74,670,841)	(4,650,078)
Foreign exchange and derivatives	(6,214,813)	—	—	—
Gain on sale of investments, net of asset valuation reserve	163,139	15,205,100	(2,071,657)	(8,376,919)
Other	(938,398)	103,204	(8,514)	104,254
SAP net (loss) income of American Life	$(3,830,160)	$1,825,903	$2,278,898	$2,724,711

GAAP net (loss) income of Seneca Re Protected Cell	(1,871,583)	613,334	(928,889)	613,334
Increase (decrease) due to:
Deferred acquisition costs	145,779	(2,594,228)	(4,722,003)	(2,594,228)
Coinsurance transactions	1,590,641	26,985,565	37,825,071	26,985,565
Carrying value of reserves	(706,583)	(26,317,889)	(35,783,295)	(26,317,889)
Gain on sale of investments, net of asset valuation reserve	—	—	1,794,514	—
Other	1,264,667	(172)	(772,575)	(172)
SAP net income (loss) of Seneca Re Protected Cell	422,921	(1,313,390)	(2,587,177)	(1,313,390)

SAP net (loss) income of statutory insurance entities	$(3,407,239)	$512,513	$(308,279)	$1,411,321

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

The following table sets forth premiums received under SAP. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue is accounted under GAAP as deposit-type liabilities on our Consolidated Balance Sheets and is not recognized in our Consolidated Statements of Comprehensive (Loss) Income.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Annuity Premiums (SAP)
Annuity direct written premiums	$125,865,337	$99,671,003	$249,519,268	$147,486,013
Ceded premiums	(86,105,933)	(88,717,954)	(133,570,212)	(114,446,652)
Net premiums retained	$39,759,404	$10,953,049	$115,949,056	$33,039,361

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents totaling $70.3 million. During the first half of 2021, management used the proceeds from the capital raises in 2020 to purchase investments. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital transaction expenditures for the foreseeable future.

The NAIC has established minimum capital requirements in the form of risk based capital (“RBC”) that factors the type of business written by an insurance company, the quality of its assets, and various other aspects of its business to develop a minimum level of capital known as “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under SAP, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. RBC ratio is calculated each fiscal year-end and as of December 31, 2020, the RBC ratio of American Life was 1,092,205%.

As discussed in the Notes to the Consolidated Financial Statements, American Life had a legacy block of business that was ceded off to a third-party reinsurer on July 1, 2018 through an indemnity reinsurance agreement that transferred 90% to assumptive reinsurer, resulting in American Life transferring all the risk and financial obligations of those policyholders to the third-party reinsurer.

Comparative Cash Flows

Cash flow is an important component of our business model because we receive annuity premiums and invest them upon receipt for our reinsurers and us and for the benefit of our policyholders.

The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated.

	Six months ended June 30,
	2021	2020

Net cash (used for) provided by operating activities	$(8,725,452)	$2,480,934
Net cash used in investing activities	(315,755,021)	(132,423,736)
Net cash provided by financing activities	243,080,178	161,268,499
Net (decrease) increase in cash and cash equivalents	(81,400,295)	31,325,697
Cash and cash equivalents:
Beginning of period	151,679,274	43,716,205
End of period	$70,278,979	$75,041,902

Cash Provided by Operating Activities

Net cash used for operating activities was $8.7 million for the six months ended June 30, 2021, which was comprised primarily of amounts recoverable from reinsurers of $14.0 million, capitalized DAC of $9.0 million, and accrued investment income of $3.6 million. These were offset by policy liabilities of $7.3 million primarily due to an increase in deposit type contracts ceded to reinsurers; an increase in other assets and liabilities of $7.1 million; and an increase in deferred coinsurance ceding commission due to a third-party reinsurance transactions of $6.7 million.

Cash Used in Investing Activities

Net cash used for investing activities was $315.8 million. The primary use of cash resulted from our purchase of investments from sales of the MYGA and FIA products of $485.0 million. Offsetting this use of cash was our sale of investments in available-for-sale securities for proceeds of $169.3 million.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities was $243.1 million.  The primary source of cash was net receipts on the MYGA and FIA products of $249.5 million and the primary use of cash was withdrawals on those products of $6.3 million.

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

Management, (with the participation of our principal executive officers and principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2021. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

COVID-19 Risks

The ongoing events resulting from the outbreak of the COVID-19 pandemic, and the uncertainty regarding future similar events, could have an adverse impact on our financial condition, results of operations, cash flows, liquidity, and prospects.

We continue to monitor closely developments related to the coronavirus (COVID-19) pandemic to assess any potential adverse impact on our business. Due to the evolving and highly uncertain nature of this event, it currently is not possible provide a longer-term estimate of potential insurance or reinsurance exposure or the indirect effects the pandemic may have on our results of operations, financial condition or liquidity. Management implemented the Company’s business continuity plan in early March 2020 and operated through July 2020 with the majority of employees working remotely. Operations continued as normal despite a sharp increase in sales during the period. We continue to monitor the Centers for Disease Control and Prevention and Nebraska guidelines regarding employee safety.

If the COVID-19 pandemic and associated economic slowdown continues, resurges or mutates to a different variation, it could adversely impact on our future results of operations, financial condition, cash flows, liquidity and prospects in a number of ways, including:

●	Our investment portfolio (and, specifically, the valuations of investment assets we hold) could be materially, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a slowdown in the U.S. or in global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and asset-backed securities could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices in dealing with more orderly markets;
●	Potential impacts on our operations due to efforts to mitigate the pandemic, including government mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, which could result in an adverse impact on our ability to conduct our business, including our ability to sell policies, and adjust certain claims;
●	While we have implemented risk management and contingency plans and have taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic, and such measures may not adequately predict the impact on our business.

●	We also outsource certain critical business activities to third parties such as our IMOs. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties on whom we rely for critical business activities experience operational difficulties or failures as a result of the impacts from the spread of COVID-19, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows; and
●	Potential impacts of COVID-19 on reinsurers and the cost and availability of reinsurance.

Additionally, there is risk that the current efforts underway by governmental and non-governmental organizations to combat the spread and severity of COVID-19 and related public health issues may not be effective or may be prolonged. Finally, we cannot predict how legal and regulatory responses to concerns about COVID-19 and related public health issues, will impact our business. The continued spread of COVID-19 and its variations has led to disruption and volatility in the global capital markets which could increase our funding costs and limit our access to the capital markets. Accordingly, we may in the future have difficulty accessing capital on attractive terms, or at all, which could have a material adverse effect on our business, results of operations, financial condition, and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Co-Principal Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2021

MIDWEST HOLDING INC.

By:	/s/ A. Michael Salem
Name:	A. Michael Salem
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

MIDWEST HOLDING INC.

By:	/s/ Michael Minnich
Name:	Michael Minnich
Title:	Co-Chief Executive Officer
(Co-Principal Executive Officer)

MIDWEST HOLDING INC.

By:	/s/ Debra K. Havranek
Name:	Debra K. Havranek
Title:	Vice President, Principal Financial Officer and
Treasurer