Form 10-Q
period 2021-09-30
MIDWEST HOLDING INC.
filed 2021-11-12
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-39812

Midwest Holding Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0362426
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2900 S. 70th, Suite 400, Lincoln, NE	68506
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (402) 489-8266

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s): Name of Each Exchange on Which Registered
Voting Common Stock, $0.001 par value	MDWT The Nasdaq Stock Market LLC

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

As of November 1, 2021, there were 3,737,564 shares of Voting Common Stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(In thousands, except share information)	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost: $649,483 and $369,156, respectively) (See Note 4)	$656,781	$377,163
Mortgage loans on real estate, held for investment	168,184	94,990
Derivative instruments (See Note 5)	17,262	11,361
Equity securities, at fair value (cost: $38,988 in 2021 and zero in 2020)	38,910	—
Other invested assets	47,021	21,897
Investment escrow	1,307	3,174
Federal Home Loan Bank (FHLB) stock	500	—
Preferred stock	6,934	3,898
Notes receivable	5,885	5,666
Policy loans	55	46
Total investments	942,839	518,195
Cash and cash equivalents	81,487	151,679
Deferred acquisition costs, net	24,037	13,456
Premiums receivable	334	314
Accrued investment income	12,175	6,807
Reinsurance recoverables (See Note 9)	37,720	32,146
Intangible assets	700	700
Property and equipment, net	121	104
Operating lease right of use assets	258	348
Other assets	6,889	1,533
Assets associated with business held for sale (See Note 2)	1,065	1,119
Total assets	$1,107,625	$726,401
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$12,388	$12,776
Policy claims	5,579	162
Deposit-type contracts (See note 11)	960,507	597,868
Advance premiums	1	2
Deferred gain on coinsurance transactions	27,799	18,199
Lease liabilities (See Note 13):
Operating lease	299	397
Other liabilities	19,864	9,553
Liabilities associated with business held for sale (See Note 2)	1,060	1,114
Total liabilities	1,027,497	640,071
Contingencies and Commitments (See Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of September 30, 2021 or December 31, 2020	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,737,564 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	136,236	133,592
Treasury stock	(175)	(175)
Accumulated deficit	(63,178)	(53,522)
Accumulated other comprehensive income	7,241	6,431
Total stockholders' equity	80,128	86,330
Total liabilities and stockholders' equity	$1,107,625	$726,401

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Revenues
Investment income, net of expenses	$6,196	434	$12,303	$1,277
Net realized (loss) gain on investments (See Note 4)	(2,115)	(1,951)	(2,704)	7,829
Amortization of deferred gain on reinsurance	662	293	1,711	814
Service fee revenue, net of expenses	628	590	1,738	1,359
Other revenue	400	117	1,007	134
Total revenue (loss)	5,771	(517)	14,055	11,413
Expenses
Interest credited	284	380	1,868	464
Benefits	—	(3)	—	(6)
Amortization of deferred acquisition costs	753	235	1,780	376
Salaries and benefits	4,025	1,444	11,466	3,624
Other operating expenses	4,124	1,706	6,769	5,337
Total expenses	9,186	3,762	21,883	9,795
(Loss) income from continuing operations before taxes	(3,415)	(4,279)	(7,828)	1,618
Income tax expense (See Note 8)	351	(1,258)	(1,828)	(2,145)
Net loss attributable to Midwest Holding, Inc.	(3,064)	(5,537)	(9,656)	(527)
Comprehensive income (loss):
Unrealized gains on investments arising during the three months ended September 30 2021 and 2020, net of offsets, net of tax ($154 and $104, respectively); unrealized gains on investments arising during the nine months ended September 30, 2021 and 2020, net of offsets, net of tax ($216 and $77, respectively)	1,085	2,451	2,421	4,954
Unrealized losses on foreign currency	—	406	—	—
Less: Reclassification adjustment for net realized gains on investments, net of tax for the three months ended September 30, 2021 and 2020 ($134 and $23, respectively), and net of tax for the nine months ended September 30, 2021 and 2020 ($428 and $266, respectively)	(505)	1,951	(1,611)	(7,829)
Other comprehensive income (loss)	580	4,808	810	(2,875)
Comprehensive loss	$(2,484)	$(729)	$(8,846)	$(3,402)
Loss per common share
Basic	$(0.82)	$(2.04)	$(2.58)	$(0.22)
Diluted	$(0.82)	$(2.00)	$(2.58)	$(0.21)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended September 30,
			Additional
	Treasury	Common	Paid-In	Retained		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Earnings	AOCI*	Interest	Equity
Balance at June 30, 2021	$(175)	$4	$135,233	$(60,114)	$6,661	$—	$81,609
Net loss	—	—	—	(3,064)	—	—	(3,064)
Additional capital raise related expenses	—	—	7	—	—	—	7
Employee stock options	—	—	996	—	—	—	996
Unrealized gains on investments, net of taxes	—	—	—	—	580	—	580
Balance, September 30, 2021	$(175)	$4	$136,236	$(63,178)	$7,241	$—	$80,128
Balance at June 30, 2020	$—	$3	$69,085	$(36,072)	$(7,064)	$—	$25,952
Net loss	—	—	—	(5,537)	—	—	(5,537)
Reverse stock split fractions retired	(175)	—	—	—	—	—	(175)
Employee stock options	—	—	30	—	—	—	30
Unrealized gains on investments, net of taxes	—	—	—	—	4,402	—	4,402
Unrealized losses on foreign currency	—	—	—	—	406	—	406
Balance, September 30, 2020	$(175)	$3	$69,115	$(41,609)	$(2,256)	$—	$25,078

	Nine months ended September 30,
			Additional
	Treasury	Common	Paid-In	Retained		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Earnings	AOCI*	Interest	Equity
Balance, December 31, 2020	$(175)	$4	$133,592	$(53,522)	$6,431	$—	$86,330
Net loss	—	—	—	(9,656)	—	—	(9,656)
Additional capital raise related expenses	—	—	(121)	—	—	—	(121)
Employee stock options	—	—	2,765	—	—	—	2,765
Unrealized gains on investments, net of taxes	—	—	—	—	810	—	810
Balance, September 30, 2021	$(175)	$4	$136,236	$(63,178)	$7,241	$—	$80,128
Balance, December 31, 2019	$—	$2	$54,494	$(41,082)	$620	$124.00	$14,158
Net loss	—	—	—	(527)	—	—	(527)
Capital raise, net of $285 related expenses	—	1	14,942	—	—	—	14,943
Reverse stock split fractions retired	(175)	—	—	—	—	—	(175)
Employee stock options	—	—	55	—	—	—	55
Purchase of remaining 49% of 1505 Capital LLC	—	—	(376)	—	—	(124)	(500)
Unrealized gains on investments, net of taxes	—	—	—	—	(2,876)	—	(2,876)
Balance, September 30, 2020	$(175)	$3	$69,115	$(41,609)	$(2,256)	$—	$25,078

*	Accumulated other comprehensive income

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(In thousands)	2021	2020
Cash Flows from Operating Activities:
Loss attributable to Midwest Holding, Inc.	$(9,656)	$(527)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(1,529)	(18)
Depreciation and amortization	38	45
Stock options	2,765	30
Amortization of deferred acquisition costs	1,780	376
Deferred acquisition costs capitalized	(12,449)	(6,784)
Net realized losses (gains) on investments	2,704	(7,829)
Deferred coinsurance ceding commission	9,601	8,161
Changes in operating assets and liabilities:
Reinsurance recoverables	(6,659)	(7,142)
Interest and dividends due and accrued	(5,368)	(3,436)
Premiums receivable	(20)	(1)
Policy liabilities	14,763	6,429
Other assets and liabilities	4,948	13,538
Other assets and liabilities - discontinued operations	(1)	15
Net cash provided by operating activities	917	2,857
Cash Flows from Investing Activities:
Fixed maturities available for sale:
Purchases	(480,700)	(158,933)
Proceeds from sale or maturity	204,452	24,050
Mortgage loans on real estate, held for investment
Purchases	(97,075)	(52,503)
Proceeds from sale	25,749	8,918
Derivatives
Purchases	(14,496)	(5,065)
Proceeds from sale	4,314	—
Purchase of equity securities	(38,972)	—
Other invested assets
Purchases	(58,437)	(26,788)
Proceeds from sale	34,965	13,671
Purchase of restricted common stock in FHLB	(500)	—
Preferred stock	(3,128)	—
Notes receivable	-	(5,516)
Net change in policy loans	(9)	(41)
Net purchases of property and equipment	(54)	(44)
Net cash used in investing activities	(423,891)	(202,251)
Cash Flows from Financing Activities:
Capital contribution	(121)	14,941
Repurchase of common stock	-	(150)
Acquisition of noncontrolling interest	-	(500)
Receipts on deposit-type contracts	367,446	279,537
Withdrawals on deposit-type contracts	(14,543)	(1,718)
Net cash provided by financing activities	352,782	292,110
Net (decrease) increase in cash and cash equivalents	(70,192)	92,716
Cash and cash equivalents:
Beginning	151,679	43,716
Ending	$81,487	$136,432

Supplementary information
Cash paid for taxes	$3,711	$—

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

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

American Life is a Nebraska-domiciled life insurance company, which is also commercially domiciled in Texas, that is currently licensed to sell, underwrite, and market life insurance and annuity products in 22 states and the District of Columbia.

Effective March 12, 2020, Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of September 30, 2021, Seneca Re has one incorporated cell, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) which is consolidated in our financial statements. On May 12, 2020, Midwest contributed $300 to Seneca Re for a 100% ownership interest.

On April 2, 2019, we obtained a 51% ownership in 1505 Capital, a Delaware limited liability company, that was established in 2018 to provide financial and investment advisory and management services to clients and related investment activities. On June 15, 2020, we purchased the remaining 49% ownership in 1505 Capital for $500. 1505 Capital’s financial results have been consolidated with the Company’s since the date of its acquisition.

On April 24, 2020, Midwest entered into a Securities Purchase Agreement with Crestline Assurance Holdings LLC, a Delaware limited liability company (“Crestline Assurance”), Xenith Holdings LLC, and Vespoint LLC, pursuant to which Crestline Assurance purchased 444,444 shares of the Company’s voting common stock, par value $0.001 per share (“common stock”), at a purchase price of $22.50 per share for $10.0 million. Under the agreement, the Company contributed $5.0 million to American Life. Also, effective as of April 24, 2020, in a separate transaction, Midwest sold 231,655 shares of common stock to various investors in a private placement at $22.50 per share for $5.227 million.

On July 27, 2020, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2020-02 (“SRC2”)). SRC2 was capitalized by Crestline Management, L.P. (“Crestline”), a significant shareholder of Midwest via a Crestline subsidiary, Crestline Re SPC1. The Reinsurance Agreement, which was effective as of April 24, 2020, and was entered into pursuant to a Master Letter Agreement (the “Master Agreement”) dated and effective as of April 24, 2020, among American Life, Seneca Re and Crestline. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of fixed and multi-year guaranteed annuity products. Concurrently with the Reinsurance Agreement:

●	American Life and SRC2 each entered into investment management agreements with Crestline, pursuant to which Crestline manages the assets that support the reinsured business; and
●	American Life and SRC2 entered into a trust agreement whereby SRC2 maintains for American Life’s benefit a trust account that supports the reinsured business.

Under the Master Agreement, Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its multi-year guaranteed annuities (“MYGA”) and a quota share percentage of 40% for American Life’s fixed indexed annuity (“FIA”) products. The Master Agreement expires on April 24, 2023.

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

In December 2020, the Company completed a public offering of its common stock for gross proceeds of $70.0 million (see Note 17). In connection therewith, the Company's common stock was approved for listing and began trading on the Nasdaq Capital Market (“NASDAQ”) upon the closing of the offering.

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of annuity products through American Life, and then reinsuring such products with third-party reinsurers, and since May 13, 2020, with Seneca Re protected cells. American Life’s legacy product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product. American Life presently offers five annuity products, two MYGAs, a FIA, and two bonus plans associated with the FIA product. It is not presently offering any traditional life insurance products.

Basis of Presentation

Our consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 and year ended December 31, 2020 have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results, have been made. The information contained in the “Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), should be read in conjunction with the reading of these interim unaudited consolidated financial statements.

The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company had no impairment to recognize as of September 30, 2021. As of December 31, 2020, the Company analyzed its securities portfolio and determined that an impairment of approximately $35 should be recorded for one debt security, an impairment of $500 was recognized on a preferred stock, and a valuation allowance of $777 established on one lease. The valuation allowance on the lease of $777 was released as of March 31, 2021 due to the sale of the investment. The Company believes the remaining investments were not impaired as of December 31, 2020.

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

Mortgage loans on real estate, held for investment

Mortgage loans on real estate held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment, is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established as of September 30, 2021 or as of December 31, 2020.

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

Equity Securities

Equity securities at September 30, 2021 and 2020 consisted of exchange traded funds (“ETFs”). The ETF’s are carried at fair value with the change in fair value recorded through realized gains and losses in Consolidated Statements of Comprehensive Loss. As of September 30, 2021, we held $38.9 million of ETFs and zero as of December 31, 2020.

Federal Home Loan Bank (FHLB) stock

American Life purchased Federal Home Loan Bank of Topeka (“FHLB”) common stock on May 5, 2021. This investment was to solidify our membership with FHLB Topeka. The carrying value of FHLB stock approximates fair value since the Company can redeem the stock with FHLB at cost. As a member of the FHLB, the Company is required to purchase this stock, which is carried at cost and classified as restricted equity securities.

Membership allows access to various funding arrangements to provide a source of additional liquidity. As of September 30, 2021, there were no outstanding funding arrangements.

Other Invested Assets

Other invested assets also consists of approximately $19.2 million of various investments. Of this total, approximately $6.9 million are non-registered private funds with underlying assets with characteristics of bonds. The remaining assets are student loan funding pools, joint ventures, other corporate assets, equipment leases and private equity funds. At December 31, 2020, we had a $19.7 million investment in a private fund. Effective January 2021, this investment was repackaged into a special purpose vehicle between American Life and an unaffiliated entity, PF Collinwood Holdings, LLC (“PFC”), with American Life owning 100% of the entity. No gain or loss was recognized from the repackaging of PFC. The fair value of  PFC as of September 30, 2021 was $14.9 million.

Investment escrow

The Company held in escrow $1.3 million and $3.2 million as of September 30, 2021 and of December 31, 2020, respectively. The cash held at year end was used to purchased mortgages in October 2021 and January 2021, respectively.

Preferred Stock

The Company impaired in full a preferred stock investment as of December 31, 2020. This was recorded as a reduction of the asset on the Consolidated Balance Sheets of $500 and a corresponding bad debt expense on the Consolidated Statements of Comprehensive Loss.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). One of the transactions involved the acquisition of Pound Sterling (“GBP”) 3.6 million of preferred equity in Ascona Group Holdings Limited (“the Preferred Equity”) along with warrants bearing no initial assigned value (the “Warrants”). American Life initially created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. We are carrying the preferred equity at a market value of $4.7 million as of September 30, 2021 and $3.9 million of December 31, 2020 and the warrants had a  market value of $2.2 million as of September 30, 2021 and no value as of December 31, 2020.

Notes receivable

The Company held in notes receivable as of September 30, 2021 and December 31, 2020, a note carried at fair value of $5.9 and $5.7 million, respectively, between American Life and a related party. The note receivable has an annual interest rate of 5% which is paid in kind (“PIK”) interest per annum that increases the outstanding note balance. This note was rated BBB+ by a nationally recognized statistical rating organization. This note matures on June 18, 2050.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company held approximately GBP 1.1 million and GBP 500 in custody accounts, respectively. The USD equivalent held was approximately $1.5 million and $700, respectively. As of September 30, 2021 and December 31, 2020, the Company held approximately EUR 2.6 million and 90, respectively. The USD equivalent held was approximately $3.0 million and $110, respectively. As of September 30, 2021 and December 31, 2020, we had gains of approximately $290 and approximately $50, respectively, related to the change in the foreign currency exchange rate of the GBP and EUR that were recorded in realized (losses) gains on investments in the Consolidated Statements of Comprehensive Loss. The Company had money market investments of approximately $49.1 million and $100.6 million at September 30, 2021 and December 31, 2020, respectively.

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

Recoverability of DAC is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter of each calendar year unless events occur which require an immediate review. The Company determined that no events occurred in the nine months ended September 30, 2021 that suggest a review should be undertaken. The Company performed a recoverability analysis during the fourth quarter of 2020 and determined that no material impairment existed in connection with recovery of the DAC balances .

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $13 and $13 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense totaled $37 and $35 for the nine months ended September 30, 2021 and 2020, respectively. Accumulated depreciation totaled $1.1 and $1.0 million as of September 30, 2021 and December 31, 2020, respectively.

During the first quarter of 2021, the Company began the implementation of a new cloud-based enterprise resource planning and enterprise performance management system. The Company expects to capitalize an estimated $850 of related consultation and support expenses relating to this system and will begin amortizing these fees over a period of five years from the date of implementation. The useful life of the system has been estimated at five years in accordance with guidance in ASC 350,

Intangibles – Goodwill and Other (as updated by ASU 2018-15). As of September 30, 2021, the Company had capitalized approximately $815 of expenses incurred. The expected date of implementation is first quarter 2022.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. Management has determined that no such events occurred in the nine months ended September 30, 2021 that would indicate the carrying amounts may not be recoverable.

Reinsurance

In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the Consolidated Balance Sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverables as appropriate. There were no allowances established as of September 30, 2021 or December 31, 2020.

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

Our reinsurers may be domestic or foreign capital markets investors or traditional reinsurance companies seeking to assume U.S. insurance business. We plan to mitigate the credit risk relating to reinsurers generally by requiring other financial commitments from the reinsurers to secure the reinsured risks, such as posting substantial collateral. It should be noted that under indemnity reinsurance agreements American Life remains exposed to the credit risk of its reinsurers. If one or more reinsurers become insolvent or are otherwise unable or unwilling to pay claims under the terms of the applicable reinsurance agreement, American Life retains legal responsibility to pay policyholder claims, which, in such event would likely materially and adversely affect the capital and surplus of American Life.

As indicated above under “Nature of Operations,” Midwest formed Seneca Re in early 2020. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of September 30, 2021, Seneca Re has one incorporated cell, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) which was consolidated in our financial statements.

American Life entered into a novation agreement with SRC2 and Crestline Re SPC, for and on behalf of Crestline Re SP1, under which the above-described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline Re SP1.

Some reinsurers are not and may not be “accredited” or qualified as reinsurers under Nebraska law and regulations. In order to enter into reinsurance agreements with such reinsurers and to reduce potential credit risk, American Life holds a deposit or withholds funds from the reinsurer or requires the reinsurer to maintain a trust that holds assets backing up the reinsurer’s obligation to pay claims on the business it assumes. The reinsurer may also appoint an investment manager for such funds, which in some cases may be our investment adviser subsidiary, 1505 Capital, to manage these assets pursuant to guidelines adopted by us that are consistent with Nebraska investment statutes and reinsurance regulations.

American Life currently has treaties with several third-party reinsurers and one related party reinsurer. Of the third-party reinsurers, only four have FW or Modco provisions. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers, to reduce the potential credit risk. Under those provisions with third-party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Comprehensive Loss and Note 5 below.

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $2.0 million and $2.9 million as of September 30, 2021 and December 31, 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized gains on the assets held by American Life were offset by gains in the embedded derivative of $900 and losses of $2.9 million as of September 30, 2021 and December 31, 2020, respectively. We account for this unrealized gain (loss) pass-through by recording equivalent realized gains or (losses) on our Consolidated Statements of Comprehensive Loss and in amount payable to our third-party reinsurers on the Consolidated Balance Sheets. For further discussion see Note 5. Derivative Instruments below.

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

Comprehensive Loss

Comprehensive Loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses from fixed maturities classified as available for sale and unrealized gains and losses from foreign currency transactions, net of applicable taxes. American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the third-party reinsurers, thus, the total return on the asset portfolio belongs to the third-party reinsurers. Under GAAP this is considered an embedded derivative as discussed above under “Reinsurance” and in Note 5 below.

The investments carried by American Life for the third-party reinsurers contained unrealized gains of approximately $2.0 million and $2.9 million as of September 30, 2021 and December 31, 2020, respectively. The terms of the contracts with the third-party reinsurers provided that unrealized gains and losses on the portfolios accrue to the third-party reinsurers. We account for a gain as a pass through to the third-party reinsurer by booking equivalent embedded derivative realized losses or gains in our Consolidated Statements of Comprehensive Loss. Accordingly, for the three months ended September 30, 2021 and 2020, such gains of $1.3 million and 4.1 million, respectively, were recorded. For the nine months ended September 30, 2021 and 2020, such realized gains of $1.3900 and $4.14 million, respectively, were recorded. The remaining investments retained by American Life as of September 30, 2021 and December 31, 2020, had unrealized gains of approximately $5.6 million and $5.1 million, respectively, that included unrealized gains from assets held for SRC1. For further discussion see Note 5. Derivative Instruments below.

Basic loss per share for the three months ended September 30, 2021 and 2020 was ($0.82) and ($2.04), respectively, which included the aforementioned gain of $1.3 million and 4.1 million, respectively. Basic (loss) earnings per share for the nine months ended September 30, 2021 and 2020 was ($2.58) and ($0.22), respectively, which included the aforementioned gain of $900 and of $4.4 million, respectively. Basic loss per share for the three months ended September 30, 2021 and 2020 without the aforementioned loss was ($0.46) and ($0.53), respectively. Basic loss per share for the nine months ended September 30, 2021 and 2020 without the aforementioned gain was ($2.56) and ($1.98), respectively. See Note 7 for further information.

Reclassifications

Certain reclassifications have been made on the Statements of Comprehensive Loss for the three and nine months ended September 30, 2020. These reclassifications do not impact the overall net loss or net loss per common shares line items of the Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2021.

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

Future adoption of New Accounting Standards

In November 2019, the FASB issued ASU No. 2019-10, Financials Services Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (topic 842). The FASB developed a philosophy to extend and simplify how effective dates are staggered between larger public companies and all other entities. For business entities that meet the definition of a smaller reporting company (“SRC”), the amendments in ASU 2018-12 are effective for fiscal years beginning after December 15, 2023.

In December 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services —Insurance (Topic 944). The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The new standard becomes effective after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 for companies eligible as smaller reporting companies. Early application of the amendments in Update 2018-12 is permitted. We are unable to quantify the impact of the pending adoption as we are still in the process of evaluating the standard.

In November 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the FASB’s attention by stakeholders to clarify the guidance in the amendments in ASU 201613, Financial Instruments – Credit Losses (Topic 326) which was issued in June 2016. These updated amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 32620. Under ASU 201613, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2022. In November 2019, the FASB issued ASU No. 2019-10, Financials Services Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (topic 842). The FASB developed a philosophy to extend and simplify how effective dates are staggered between larger public companies and all other entities. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

Note 2. Assets and Liabilities Associated with Business Held for Sale

On November 30, 2018, American Life entered into an Assumption and Indemnity Reinsurance Agreement (“Reinsurance Agreement”) with Unified Life Insurance Company (“Unified”), an unaffiliated Texas domiciled stock insurance company. The Reinsurance Agreement provided that American Life would cede and Unified would agree to reinsure, on an indemnity reinsurance basis, 100% of the liabilities and obligations under substantially all of American Life’s life, annuity, and health policies (“Policies”). The Agreement closed on December 10, 2018. The effective date of the Agreement was July 1, 2018.

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

As of September 30, 2021 and December 31, 2020, 90% and 89%, respectively, of the indemnity policies were converted to assumptive policies thereby releasing American Life from all of its legal obligations related to those policies.

The consideration paid by Unified to American Life under the Reinsurance Agreement upon closing was $3.5 million (“Ceding Commission”), subject to minor settlement adjustments. At closing, American Life transferred the statutory reserves and liabilities directly related to the policies to Unified.

The Ceding Commission is being amortized on a straight-line basis over the life of the policies. When the policies are converted to assumptive, meaning American Life has no liability exposure for those policies, the remaining Ceding Commission is recognized in our Consolidated Statements of Comprehensive Loss. Ceding Commission amortized for the three months ended September 30, 2021 and 2020 was $8 and $17, respective. Ceding Commission amortized for the nine months ended September 30, 2021 and 2020 was $28 and $296, respectively, and is recognized in our Consolidated Statements of Comprehensive Loss.

Our Consolidated Balance Sheets were required to be restated under GAAP for all periods shown with the assets and liabilities which were ceded by American Life to Unified into separate line items as assets and liabilities held for sale. The table below summarizes the assets and liabilities that are included in discontinued operations as of September 30, 2021 and as of December 31, 2020:

	As of September 30,	As of December 31,
(In thousands)	2021	2020
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$28	$33
Reinsurance recoverables	1,017	1,062
Premiums receivable	20	24
Total assets held for sale in the Consolidated Balance Sheets	$1,065	$1,119

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$567	$595
Policy claims	36	35
Deposit-type contracts	456	483
Accounts payable and accrued expenses	1	1
Total liabilities held for sale in the Consolidated Balance Sheets	$1,060	$1,114

Note 3. Purchase of Non-controlling Interest

On April 2, 2019, Midwest entered into a contract to acquire a 51% controlling ownership in 1505 Capital. 1505 Capital was organized to provide financial and investment advisory and management services to clients and any related investment, trading, or financial activities. Midwest purchased for $1.00 its 51% ownership and on June 15, 2020, purchased the remaining 49% ownership in 1505 Capital for $500.

Note 4. Investments

The amortized cost and estimated fair value of investments as of September 30, 2021 and December 31, 2020 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
September 30, 2021:
Fixed maturities:
U.S. government obligations	$1,931	$54	$4	$1,981
Mortgage-backed securities	54,267	989	11	55,245
Collateralized loan obligations	307,082	4,026	455	310,653
States and political subdivisions -- general obligations	106	11	—	117
States and political subdivisions -- special revenue	5,140	1,091	1	6,230
Trust preferred	16,501	85	189	16,397
Corporate	264,456	2,454	752	266,158
Total fixed maturities	$649,483	$8,710	$1,412	$656,781
Mortgage loans on real estate, held for investment	168,184	—	—	168,184
Derivatives	16,559	5,357	4,654	17,262
Federal Home Loan Bank (FHLB) stock	500	—	—	500
Equity securities	38,988	—	78	38,910
Other invested assets	45,088	3,051	1,118	47,021
Investment escrow	1,307	-	—	1,307
Preferred stock	4,683	2,251	—	6,934
Notes receivable	5,885	—	—	5,885
Policy loans	55	—	—	55
Total investments	$930,732	$19,369	$7,262	$942,839

December 31, 2020:
Fixed maturities:
U.S. government obligations	5,744	$426	$6	6,164
Mortgage-backed securities	14,638	276	157	14,757
Asset-backed securities	216,501	5,623	350	221,774
States and political subdivisions -- general obligations	107	11	—	118
States and political subdivisions -- special revenue	5,293	909	—	6,202
Trust preferred	2,218	67	—	2,285
Corporate	124,655	1,379	171	125,863
Total fixed maturities	369,156	8,691	684	377,163
Mortgage loans on real estate, held for investment	94,990	—	—	94,990
Derivatives	8,532	3,257	428	11,361
Other invested assets	21,897	—	—	21,897
Investment escrow	3,174	—	—	3,174
Preferred stock	3,898	—	—	3,898
Notes receivable	5,666	—	—	5,666
Policy loans	46	—	—	46
Total investments	$507,359	$11,948	$1,112	$518,195

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$2,892	0.4%	$3,071	0.8%
AA	573	0.1	5,818	1.5
A	144,482	22.0	49,445	13.1
BBB	386,980	58.9	247,636	65.7
Total investment grade	534,927	81.4	305,970	81.1
BB and other	121,854	18.6	71,193	18.9
Total	$656,781	100.0%	$377,163	100.0%

Reflecting the quality of securities maintained by us, as of September 30, 2021 and December 31, 2020, 81.4% and 81.1%, respectively, of all fixed maturity securities were investment grade. The following table summarizes, for all fixed maturity securities in an unrealized loss position as of September 30, 2021 and December 31, 2020, the estimated fair value, pre-tax gross unrealized loss, and number of securities by consecutive months they have been in an unrealized loss position.

	September 30, 2021			December 31, 2020
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
(In thousands)	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$105	$1	1	$55	$—	2
Mortgage-backed securities	5,688	11	7	5,708	157	5
Collateralized loan obligations	81,972	455	101	14,878	247	19
States and political subdivisions -- special revenue	124	1	3	6	—	1
Trust preferred	9,844	189	6	—	—	—
Corporate	72,073	731	50	3,860	104	7
Greater than 12 months:
U.S. government obligations	73	3	3	120	6	4
Collateralized loan obligations	—	—	—	7,020	103	6
Corporate	330	21	3	287	67	3
Total fixed maturities	$170,209	$1,412	174	$31,934	$684	47

(1)	We may reflect a security in more than one aging category based on various purchase dates.

Our securities positions resulted in a gross unrealized loss position as of September 30, 2021 that was greater than the gross unrealized loss position at December 31, 2020 due to a decline in market values. We performed an analysis and determined that there were no indicators that we should perform a cash flow testing analysis and no impairment was required as of September 30, 2021. During the impairment analysis performed as of December 31, 2020 one of our assets had been in a loss position for over two years and had a decrease in its credit rating since 2019; cashflow testing on that security determined an impairment existed so we recorded an impairment of $35. As of September 30, 2021, management believed the Company would fully recover its cost basis in the remaining securities and management did not have the intent to sell, nor was it more likely than not that the Company will be required to sell, such securities until they recover or mature.

The majority of the unrealized losses are related to our collateralized loan obligations (“CLOs”). CLOs are typically illiquid and are intended to be held to maturity. The Company has monitored the underlying unrealized losses and believes they pose minimal risk of material loss in the long-term due to the quality of the underlying credits. The loss on the CLOs as of September 30, 2021 and December 31, 2020 were related to interest rates and not credit related losses.

See the discussion above under “Comprehensive loss” in Note 1 regarding unrealized gains/losses on investments that are owned by our reinsurers and the corresponding offset carried as a gain in the associated embedded derivatives.

The Company purchases and sells equipment leases in its investment portfolio. As of September 30, 2021, the Company owned several leases. An impairment analysis was completed on the only non-performing lease in the portfolio as of June 30, 2020 and it was determined that the underlying collateral value was substantially less than the outstanding remaining lease payments of $3.6 million. The Company recognized a valuation allowance as of June 30, 2020 of $777 on that asset. During March 2021, the non-performing asset was sold for a loss of $2.4 million. The valuation allowance was released and a loss of $2.4 million was recognized; however, this asset was held on behalf of a third-party reinsurer. Therefore, due to the terms of the reinsurance agreements, the loss was passed through to the third-party reinsurer by reducing its investment income earned.

The amortized cost and estimated fair value of fixed maturities as of September 30, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities due in the next year are in an unrealized loss position, further supporting management’s decision not to recognize an other-than-temporary impairment.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$28,636	$28,713
Due after one year through five years	121,140	122,389
Due after five years through ten years	380,355	384,055
Due after ten years through twenty years	67,401	68,387
Due after twenty years	48,939	50,332
No maturity	3,012	2,905
	$649,483	$656,781

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. As of September 30, 2021 and December 31, 2020, these required deposits had a total amortized cost of $3.2 and $3.5 million and fair values of $3.2 million and $3.7, respectively.

Mortgage loans consist of the following:

(In thousands)	September 30, 2021	December 31, 2020
Industrial	$—	$1,250
Commercial mortgage loan - multi-family	70,210	66,916
Other	97,974	26,824
Total mortgage loans	$168,184	$94,990

As of September 30, 2021, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in loans secured by properties in Delaware (36%) New York (29%), Pennsylvania (6%), Arizona (5%), California (4%), and non-US (8%)). As of December 31, 2020, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in New York (28%), Pennsylvania (14%), California (14%) and Europe (12%)).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances.

(In thousands)	September 30, 2021	December 31, 2020
Loan-to-Value Ratio:
0%-59.99%	$83,284	$49,280
60%-69.99%	18,126	22,349
70%-79.99%	66,774	23,361
80% or greater	—	—
Total mortgage loans	$168,184	$94,990

The components of net investment income for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Fixed maturities	$6,373	$322	$13,103	$1,364
Mortgage loans	938	81	1,479	81
Other invested assets	74	63	225	63
Other interest income	-	-	266	—
Gross investment income	7,385	466	15,073	1,508
Less: investment expenses	(1,189)	(32)	(2,770)	(231)
Investment income, net of expenses	$6,196	$434	$12,303	$1,277

Proceeds for the three months ended September 30, 2021 and 2020 from sales of fixed maturities classified as available-for-sale were $72.0 million and $5.6 million, respectively. Gross gains of $376 and $154 and gross losses of $262 and $45 were realized on those sales during the three months ended September 30, 2021 and 2020, respectively. Proceeds for the nine months ended September 30, 2021 and 2020 from sales of fixed maturities classified as available-for-sale were $204.5 million and $24.1 million, respectively. Gross gains of $2.2 million and $1.3 million and gross losses of $454 and $76 were realized on those sales during the nine months ended September 30, 2021 and 2020, respectively.

The proceeds included those assets associated with the third-party reinsurers. The gains and losses relate only to the assets retained by American Life.

Note 5. Derivative Instruments

The Company enters into derivative instruments to manage risk, primarily equity, interest rate, credit, foreign currency and market volatility.

The following is a summary of the notional amount, number of contracts and fair value of our asset and liability derivatives of September 30, 2021 and December 31, 2020:

		September 30, 2021			December 31, 2020
	Location in the
(In thousands)	Consolidated
Derivatives Not Designated	Statement of	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$481,039	456	$14,736	$272,854	252	$11,361
Equity-indexed embedded derivatives	Deposit-type contracts	487,781	3,401	107,396	311,964	2,101	84,501

The following table summarizes the impact of unrealized (gains) on the investments related to the FW and Modco provisions where the total return on the asset portfolio is passed through to the third-party reinsurer as embedded derivatives:

	September 30, 2021			December 31, 2020
(In thousands)	Book Value	Market Value	Total Return	Book Value	Market Value	Total Return
Portfolio	Assets	Assets	Swap Value	Assets	Assets	Swap Value
American Republic Insurance Company	$43,537	$43,722	$(185)	$—	$—	$—
Crestline Re SP1	145,882	146,293	(411)	62,163	63,131	(968)
Ironbound	156,775	157,881	(1,106)	98,714	99,748	(1,034)
Ascendent Re	54,085	54,281	(196)	27,224	27,480	(256)
US Alliance	44,024	44,141	(117)	35,707	36,360	(653)
Total	$444,303	$446,318	$(2,015)	$223,808	$226,719	$(2,911)

As of September 30, 2021 and December 31, 2020, the total return swap value was recorded as unrealized gains of $2.0 million and $2.9 million, respectively. The increase in our realized gain of $900 resulted in an increase in our amounts recoverable from reinsurers on our Consolidated Balance Sheets since December 31, 2020 and a realized gain of $900 and loss of $2.9 million, for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively, on our Consolidated Statements of Comprehensive Loss.

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

Level 2 measurements

Investment escrow: The Company had escrow funds of as of September 30, 2021 and December 31, 2020,  of $1.3 million and $3.2 million, respectively. These escrow funds were used to settle mortgage loans that did not close until January 2021 and October 2021. The money held in escrow at September 31, 2021 and December 31, 2020 was carried at cost.

Fixed maturity securities: Fixed maturity securities are recorded at fair value on a recurring basis utilizing a third-party pricing source such as the Clearwater AVS+ SVO pricing. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the nine months ended September 30, 2021 and year ended December 31, 2020, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source such as the Standard & Poor’s (“S&P’) 500 index and the S&P Multi-Asset Risk Control (“MARC”) 5% index.

Equity securities: Equity securities at September 30, 2021 consist of exchange traded funds (“ETFs”). The ETF’s are considered equity securities and recorded at fair value on a recurring basis utilizing a third-party pricing source with the change in fair value recorded through realized gains and losses on the statement of operations. As of September 30, 2021 we had purchased $38.9 million of ETFs and none as of December 31, 2020.

Notes receivable: The Company held in notes receivable as of September 30, 2021 and December 31, 2020, a note of $5.9 million and $5.7 million, respectively, that includes paid-in-kind (“PIK”) interest. The note receivable is between American Life and Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at fair market value.

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

Preferred stock:  The preferred stock investments are recorded at their principal value as there were no traded market values for these stocks. As of September 30, 2021, the principal value was $4.7 million and the fair market value of the warrants was $2.2 million.

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

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in its FIA policyholder obligations. These embedded derivatives are carried at the fair market value as of September 30, 2021 and December 31, 2020. The fair value of the embedded derivative component of our FIA obligation is estimated at each valuation date by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of projected contract value amounts at the applicable risk-free interest rates adjusted for our nonperformance risk related to those obligations. The projections of FIA policy contract values are based on best estimate assumptions for future policy growth and decrements including lapse, partial withdrawal and mortality rates. The best estimate assumptions for future policy growth include assumptions for expected index credits on the next policy anniversary date which are derived from fair values of the underlying equity call options purchased to fund such index credits and the present value of expected costs of annual call options purchased in the future by us to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as assumptions used to project policy contract values.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value as of September 30, 2021 and December 31, 2020.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
September 30, 2021
Financial assets
Fixed maturity securities:
U.S. government obligations	$—	$1,981	$—	$1,981
Mortgage-backed securities	—	55,245	—	55,245
Collateralized loan obligations	—	310,653	—	310,653
States and political subdivisions — general obligations	—	117	—	117
States and political subdivisions — special revenue	—	6,230	—	6,230
Trust preferred	—	16,397	—	16,397
Corporate	—	36,205	229,953	266,158
Total fixed maturity securities	—	426,828	229,953	656,781
Mortgage loans on real estate, held for investment	—	—	168,184	168,184
Derivatives	—	17,262	—	17,262
Equity securities	—	38,910	—	38,910
Other invested assets	—	—	47,021	47,021
Investment escrow	—	1,307	0	1,307
Federal Home Loan Bank (FHLB) stock	—	—	500	500
Preferred stock	—	—	6,934	6,934
Notes receivable	—	5,885	—	5,885
Policy loans	—	—	55	55
Total Investments	$—	$490,192	$452,647	$942,839
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$107,396	107,396

December 31, 2020
Fixed maturity securities:
U.S. government obligations	$—	$6,164	$—	$6,164
Mortgage-backed securities	—	14,757	—	14,757
Collateralized loan obligations	—	221,774	—	221,774
States and political subdivisions — general obligations	—	118	—	118
States and political subdivisions — special revenue	—	6,202	—	6,202
Trust preferred	—	2,285	—	2,285
Corporate	—	18,609	107,254	125,863
Total fixed maturity securities	—	269,909	107,254	377,163
Mortgage loans on real estate, held for investment	—	—	94,990	94,990
Derivatives	—	11,361	—	11,361
Other invested assets	—	—	21,897	21,897
Investment escrow	—	3,174	—	3,174
Preferred stock	—	—	3,898	3,898
Notes receivable	—	5,666	—	5,666
Policy loans	—	—	46	46
Total Investments	$—	$290,110	$228,085	$518,195
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$84,501	84,501

There were no transfers of financial instruments between any levels during the nine months ended September 30, 2021. For the year ended December 31, 2020 we transferred third-party corporate bonds in the aggregate amount of $107.2 million between from level 2 to level 3 as there is no active market for unrated bonds.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy for financial assets and financial liabilities as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$55	$—	$—	$55	$55
Cash equivalents	81,487	61,218	—	—	81,487
Liabilities:
Policyholder deposits (Deposit-type contracts)	960,507	—	—	960,507	960,507

	December 31, 2020
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$46	$—	$—	$46	$46
Cash equivalents	151,679	100,567	—	—	151,679
Liabilities:
Policyholder deposits (Deposit-type contracts)	597,868	—	—	597,868	597,868

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the nine months ended September 30, 2021:

	As of			As of
	December 31,			September 30,
(In thousands)	2020	Additions	Sales	2021
Assets
Fixed maturities	$107,254	$169,846	$47,147	229,953
Mortgage loans on real estate,
held for investment	94,990	98,943	25,749	168,184
Federal Home Loan Bank (FHLB) stock	—	500	—	500
Other invested assets	21,897	59,964	34,840	47,021
Preferred stock	3,898	3,036	-	6,934
Total Investments	$228,039	$332,289	$107,736	$452,592

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the year ended December 31, 2020:

	As of					As of
	December 31,			Valuation		December 31,
(In thousands)	2019	Additions	Sales	Allowance	Impairment	2020
Assets
Fixed maturities	$—	$107,254	$—	$—	$—	$107,254
Mortgage loans on real
estate, held for investment	13,810	99,357	18,177	—	—	94,990
Other invested assets	2,469	74,723	54,518	(777)	—	21,897
Preferred stock	500	3,898	—	—	(500)	3,898
Total Investments	$16,779	$285,232	$72,695	$(777)	$(500)	$228,039

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

The following summarizes the unobservable inputs for available for sale and trading securities and the embedded derivatives of fixed indexed annuities:

	September 30, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$107.4	Option Budget Method	Nonperformance risk	3.0%	1.1%	0.6%	Decrease
			Option budget	1.1%	3.4%	2.4%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.6%	Decrease
* Weighted by account value

	December 31, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$84.5	Option Budget Method	Nonperformance risk	0.3%	1.3%	0.7%	Decrease
			Option budget	2.6%	3.4%	2.7%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.6%	Decrease
* Weighted by account value

Note 7. Earnings Loss Per Share

The Company has 20.0 million voting common shares authorized, two million non-voting common shares authorized, and two million preferred shares authorized. There were 3,737,564 voting common shares issued and outstanding as of September 30, 2021 and December 31, 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

(in thousands, except per share amounts)
Numerator:
Net loss attributable to Midwest Holding, Inc.	$(3,064)	$(5,537)	$(9,656)	$(527)

Denominator:
Weighted average common shares outstanding	3,737,564	2,718,967	3,737,564	2,435,115
Effect of dilutive securities:
Stock options and deferred compensation agreements	31,450	47,517	31,450	47,517
Denominator for earnings (loss) per common share - assuming dilution	3,769,014	2,766,484	3,769,014	2,482,632

Loss per common share	$(0.82)	$(2.04)	$(2.58)	$(0.22)
Loss per common share - assuming dilution	$(0.82)	$(2.00)	$(2.58)	$(0.21)

Note 8. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2021 and December 31, 2020 were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Deferred tax assets:
Loss carryforwards	$1,364	$1,557
Capitalized costs	139	175
Stock option granted	595	14
Unrealized losses on investments	669	1,534
Policy acquisition costs	3,074	2,243
Charitable contribution carryforward	2	2
Sec 163(j) limitation	154	154
Benefit reserves	6,753	3,569
Total deferred tax assets	12,750	9,248
Less valuation allowance	(10,267)	(7,002)
Total deferred tax assets, net of valuation allowance	2,483	2,246
Deferred tax liabilities:
Unrealized losses on investments	1,819	1,994
Due premiums	82	82
Intangible assets	147	147
Derivative option allowance	396	—
Bond Discount	34	20
Property and equipment	5	3
Total deferred tax liabilities	2,483	2,246
Net deferred tax assets	$—	$—

As of September 30, 2021 and December 31, 2020, the Company recorded valuation allowances of $10.3 million and $7.0 million, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

There was income tax expense for the three months ended September 30, 2021 and 2020 of $(351) and $1.3 million, respectively, and income tax expense for the nine months ended September 30, 2021 and 2020 of $1.8 million and negative tax expense of $2.1 million, respectively. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Computed expected income tax benefit	$(749)	$(899)	$(1,676)	$340
Increase (reduction) in income taxes resulting from:
State tax net of federal benefit	—	152	—	152
IMR and reinsurance	65	—	240	—
Nondeductible expenses	1	1	4	4
Change in valuation allowance	333	1,429	3,266	1,421
Dividends received deduction	(1)	—	(6)	—
Other	—	575	—	228
Prior year true-up	—	—	—	—
Subtotal of increases	398	2,157	3,504	1,805
Tax expense	$(351)	$1,258	$1,828	$2,145

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of September 30, 2021, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $6.5 million. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $1.1 million prior to 2017 will expire through the year of 2032. The CARES Act of 2020 temporarily removed the NOL limitations enacted under the Tax Cuts and Jobs Act of 2017 on tax years ended December 31, 2018 through December 31, 2020. Therefore, NOLs generated from June 28, 2018 to December 31, 2020 do not expire and will carry forward indefinitely. NOLs generated after December 31, 2020 also do not expire and can be carried forward indefinitely  but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $1.4 million on the deferred tax assets related to these federal NOL carryforwards.

Loss carry forwards for tax purposes as of September 30, 2021, have expiration dates that range from 2024 through 2040.

Note 9. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and, 2020, respectively, are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Assets:
Reinsurance recoverables	$37,720	$32,146
Liabilities:
Deposit-type contracts
Direct	$960,507	597,868
Reinsurance ceded	(596,068)	(405,981)
Retained deposit-type contracts	$364,439	$191,887

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(in thousands)
Premiums
Direct	$37	$225	$139	$678
Reinsurance ceded	(37)	(225)	(139)	(678)
Total Premiums	$—	$—	$—	$—
Future policy and other policy benefits
Direct	$3	$52	$25	$99
Reinsurance ceded	(3)	(52)	(25)	(99)
Total future policy and other policy benefits	$—	$—	$—	$—

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers except for a reinsurance with Unified as it was accounted for as discontinued operations as of September 30, 2021:

				Recoverable/		Total Amount
		Recoverable	Recoverable	(Payable) on Benefit	Ceded	Recoverable/
(in thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	(Payable) to/from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$(2,242)	$—	$(2,242)
Optimum Re Insurance Company	A	—	—	561	—	561
Sagicor Life Insurance Company	A-	—	164	10,834	289	10,709
Ascendant Re	NR	—	—	2,612	—	2,612
Crestline SP1	NR	—	—	15,847	—	15,847
American Republic Insurance Company	NR	—	—	4,771	—	4,771
US Alliance Life and Security Company	NR	—	—	5,502	40	5,462
		$—	$164	$37,885	$329	$37,720

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer except for Unified as it is accounted for as discontinued operations as of December 31, 2020:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
(in thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Optimum Re Insurance Company	A	$—	$—	$525	$—	$525
Sagicor Life Insurance Company	A-	—	141	11,286	277	11,150
Ascendant Re	NR	—	—	3,541	—	3,541
Crestline SP1	NR	—	—	9,695	—	9,695
US Alliance Life and Security Company	NR	—	—	7,264	29	7,235
		$—	$141	$32,311	$306	$32,146

Our securities positions resulted in changes in the unrealized gains position as of September 30, 2021 compared to December 31, 2020, reported in accumulated other comprehensive income on the Consolidated Balance Sheets. As discussed in Note 1, American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5. The assets had unrealized gains of approximately $2.0 million and $2.9 million as of September 30, 2021 and December 31, 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized gains on the assets held by American Life were offset by a gain in the embedded derivative of $900 and a loss of $2.9 million, respectively. We account for this gain pass through by recording equivalent realized losses on our Consolidated Statements of Comprehensive Loss.

Effective November 7, 2019, American Life entered into a Funds Withheld Coinsurance and Modified Coinsurance Agreement (“FW/Modco SDA Agreement”) with SDA Annuity & Life Re (“SDA”), a Cayman Islands-domiciled reinsurance company. Under the FW/Modco SDA Agreement, American Life cedes to SDA, on a FW and Modco basis, 5% quota share of certain liabilities with respect to its multi-year guaranteed annuity MYGA business and an initial 95% quota share of certain liabilities with respect to its FIA through December 31, 2019. Effective January 1, 2020 through March 31, 2020, the quota share decreased to 30%. Effective April 1, 2020 through August 24, 2020, the quota share decreased to 15%. Effective August 25, 2020 through April 7, 2021, the quota share decreased to 0% for MYGA and FIA. Effective April 8, 2021 through July 2, 2021, the quota share for MYGA and FIA was increased to 10%.

In addition, a trust account was established on November 7, 2019 among American Life, SDA and Wells Fargo Bank, National Association for the sole benefit of American Life to fund the SDA Funds Withheld Account and the SDA Modco deposit account for any shortage in required reserves.

The initial settlement included net premium income of $4.0 million and net statutory reserves of $4.0 million. The initial settlement for the funds withheld account was $2.3 million and for the Modco deposit was $1.5 million and the reserves required was $2.4 million and $1.6 million, respectively. The amount owed to the FW account and the Modified coinsurance deposit account from the trust account was $135 and $90, respectively which was funded at the closing of the SDA transaction.

On August 26, 2021, SDA changed its name to Ascendant Re (“ASCRE”). American Life established two accounts to hold the assets for the FW/Modco Agreement, a Funds Withheld Account and a Modco Deposit Account.

Effective April 15, 2020, American Life entered into a Funds Withheld and Funds Paid Coinsurance Agreement (“US Alliance Agreement”) with US Alliance Life and Security Company, a Kansas reinsurance company (“US Alliance”). Under the US Alliance Agreement, American Life will cede to US Alliance, on a funds withheld and funds paid coinsurance basis, an initial 49% quota share of certain liabilities with respect to American Life’s FIA business effective January 1, 2020 through March 31, 2020. Effective from March 1, 2020 through March 10, 2020, American Life ceded a 45.5% quota share of certain liabilities with respect to its MYGA business to US Alliance. Effective March 11, 2020 through March 31, 2020, on a funds withheld and funds paid coinsurance basis, the quota share increased to 66.5% of certain liabilities with respect to its MYGA business. Effective April 1, 2020, the FIA quota share was reduced to 40% and the MYGA quota share was reduced to 25%. American Life established a US Alliance Funds Withheld Account to hold the assets for the US Alliance Agreement.

In addition, a trust account was established among American Life, US Alliance and Capitol Federal Savings Bank, for the sole benefit of American Life to fund the Funds Withheld Account for any shortage in required reserves.

The initial settlement included net premium income of $13.5 million and net statutory reserves of $14.7 million. The initial settlement for the Funds Withheld Account was $12.7 million and to the trust account was $800 from American Life and $5.0 million from US Alliance. Effective June 30, 2020, the FIA quota share was reduced to zero and effective July 1, 2020, the MYGA quota share was reduced to zero.

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

On July 24, 2020, the Nebraska Department of Insurance (“NDOI”) issued its non-disapproval of the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Seneca Incorporated Cell, LLC 2020-02 (“SRC2”) of Seneca Re, now known as Crestline RE SP1. The agreement closed on July 27, 2020. Under the agreement, American Life ceded to SRC2, on a Funds Withheld and Modified Coinsurance basis, an initial 25% quota share of certain liabilities with respect to American Life’s MYGA business and 40% quota share of certain liabilities with respect to American Life’s FIA business effective April 24, 2020. Effective July 1, 2021, the quota share for FIA decreased from 40% to 25%. American Life established a SRC2 Funds Withheld Account and a Modified Coinsurance Account to hold the assets pursuant to the agreement. The NDOI approved the inclusion of the SRC2 coinsurance in American Life’s March 31, 2020 statutory financial statements.

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

Under GAAP, ceding commissions are deferred on the Consolidated Balance Sheets and are amortized over the period of the policyholder contracts. The tables below shows the ceding commissions from the reinsurers excluding SRC1 and what was earned on a GAAP basis for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in thousands)	2021				2020
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Ironbound Reinsurance Company Limited	$—	$395	$51	$113	$—	$11	$56	$127
Ascendant Re	—	1,061	26	73	488	976	18	26
US Alliance Life and Security Company	496	87	16	74	7	7	15	64
Crestline Re SP 1	1,246	2,277	69	314	3,837	7,249	13	55
American Republic Insurance Company	937	1,470	14	78	—	—	—	—
	$2,679	$5,290	$176	$652	$4,332	$8,243	$102	$272

	Nine months ended September 30,
(in thousands)	2021				2020
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Ironbound Reinsurance Company Limited	$—	$424	$160	$358	$688	$690	$166	$317
Ascendant Re	496	1,106	69	163	1,356	2,605	47	44
US Alliance Life and Security Company	2	125	46	195	2,280	4,017	23	74
Crestline SP1	5,623	11,052	180	813	3,838	7,248	13	55
American Republic Insurance Company	3,160	5,849	26	146	—	—	—	—
	$9,281	$18,556	$481	$1,675	$8,162	$14,560	$249	$490

(1) Includes acquisition and administrative expenses, commission expense allowance and product development fees.

The tables below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

(in thousands)	September 30, 2021	December 31, 2020
Reinsurer	Deferred Ceding Commission	Deferred Ceding Commission
US Alliance Life and Security Company(1)	$165	$172
Unified Life Insurance Company(1)	249	277
Ironbound Reinsurance Company Limited(2)	5,594	5,642
Ascendant Re	3,227	2,703
US Alliance Life and Security Company(2)	2,429	2,473
American Republic Insurance Company(2)	3,250	—
Crestline SP1(2)	12,885	6,932
	$27,799	$18,199

(1)	These reinsurance transactions on our legacy life insurance business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
(2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. As of September 30, 2021 and December 31, 2020, no contingency reserves had been established.

American Life expects to reinsure substantially all of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Retained and Reinsurer Balance Sheets

The tables below shows the retained and reinsurance condensed balance sheets:

	September 30, 2021			December 31, 2020

(in thousands)	Retained	Reinsurance	Consolidated	Retained	Reinsurance	Consolidated
Assets
Total investments	$418,170	$524,669	$942,839	$185,368	$332,827	$518,195
Cash and cash equivalents	51,583	29,904	81,487	102,335	49,344	151,679
Accrued investment income	3,471	8,704	12,175	1,956	4,851	6,807
Deferred acquisition costs, net	24,037	—	24,037	13,456	—	13,456
Reinsurance recoverables	—	37,720	37,720	—	32,146	32,146
Other assets	8,921	446	9,367	2,685	1,433	4,118
Total assets	$506,182	$601,443	$1,107,625	$305,800	$420,601	$726,401
Liabilities and Stockholders’ Equity
Liabilities:
Policyholder liabilities	$364,439	$614,036	$978,475	$191,887	$418,921	$610,808
Deferred gain on coinsurance transactions	27,799	—	27,799	18,199	—	18,199
Other liabilities	33,816	(12,593)	21,223	9,384	1,680	11,064
Total liabilities	$426,054	$601,443	$1,027,497	$219,470	$420,601	$640,071
Stockholders’ Equity:
Voting common stock	4	—	4	4	—	4
Additional paid-in capital	136,061	—	136,061	133,417	—	133,417
Accumulated deficit	(63,178)	—	(63,178)	(53,522)	—	(53,522)
Accumulated other comprehensive income	7,241	—	7,241	6,431	—	6,431
Total Midwest Holding Inc.'s stockholders' equity	$80,128	$—	$80,128	$86,330	$—	$86,330
Total liabilities and stockholders' equity	$506,182	$601,443	$1,107,625	$305,800	$420,601	$726,401

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

On July 19, 2019, we granted stock options for 17,900 shares of voting common stock under the 2019 Plan that are exercisable during a ten-year period after the date of grant at a price of $25.00 per share, with one-third exercisable after July 17, 2021 and two-thirds exercisable after July 17, 2023. The fair market value of the shares was $8.00 per share at the grant date. Using the Black Scholes Model, we determined the compensation expense was $143 over the vesting term of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $8.00 per share, the exercise price of $25.00 per share, the option term of 10 years, an annual risk-free interest rate of 1.84% based upon the 10-year U.S. Treasury rate at grant date, volatility of the price of the stock before the date of the grants, the amount of shares and the closely held nature of the stock before the grants.

On July 21, 2020, we granted stock options for 26,300 shares of voting common stock. Using the Black Scholes Model, we determined the compensation expense was $335 over the five year vesting term of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $25.00 per share, the exercise price of per share, the time to maturity of 10 years, an annual risk-free interest rate of .55% based upon the 10-year U.S. Treasury rate at grant date and a 60% volatility based on a valuation by an outside evaluator relating to the grants of these options.

On September 15, 2020, we granted stock options for 6,667 shares of voting common stock at an exercise price of $41.25 per share. Using the Black Scholes Model, we determined the compensation expense was $144 over the five year vesting term of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $21.60 per share, the exercise price of $41.25 per share, the time to maturity of 10 years, an annual risk-free interest rate of .69% based upon the 10-year U.S. Treasury rate at grant date and a 66.2% volatility based on a valuation by an outside evaluator relating to the grants of these options.

On November 16, 2020, we granted stock options for 35,058 shares of voting common stock at an exercise price of $41.25 per share. Using the Black Scholes Model, we determined the compensation expense was $1.0 million over the five year vesting term of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $29.45 per share, the exercise price of $41.25 per share, the time to maturity of 10 years, an annual risk-free interest rate of .91% based upon the 10-year U.S. Treasury rate at grant date and a 66.3% volatility based on a valuation by an outside evaluator relating to the grant of these options.

2020 Plan

On November 16, 2020, our Board of Directors adopted a new equity incentive plan titled the 2020 Long-Term Incentive Plan (the "2020 Plan") that reserves up to 350 shares of voting common stock for award issuances. The terms of the 2020 Plan are essentially the same as the 2019 Plan. On June 29, 2021, the 2020 Plan was approved by the shareholders.

In connection with the adoption of the 2020 Plan and the employment agreements with A. Michael Salem and Michael Minnich, our Co-Chief Executive Officers, we granted each of Messrs. Salem and Minnich stock options for 74,751 shares of our voting common stock plus additional stock options of 18,500 to other employees, with an exercise price of $41.25 per share exercisable in one-fifth increments on each yearly anniversary of the date of grant. Using the Black Scholes Model, we determined the compensation expense was $4.9 million over the five year vesting term of the stock options. The factors we used to determine the compensation expense were: weighted average fair market value at grant date of $29.45 per share, the exercise price of $41.25 per share, option term of 10 years, annual risk-free interest rate of .91% based upon the 10-year U.S. Treasury rate at grant date and a 66.3 % volatility based on a valuation by an outside evaluator relating to these option grants.

On November 16, 2020 we granted an award of restricted stock for 18,597 shares of voting common stock to an officer. Using the Black Scholes Model, we determined the compensation expense was $548 over the five year vesting term of the restricted stock award. The factors we used to determine the expense were: the weighted average fair market value at grant date of $29.45 per share, the exercise price of $41.25 per share, an annual risk-free interest rate of .91% based upon the 10-year U.S. Treasury rate at grant date and a 66.3% volatility based on a valuation by an outside evaluator relating to this restricted stock grant.

On February 15, 2021, we granted stock options for 49,528 shares of voting common stock at an exercise price of $55.02 per share. Using the Black Scholes Model, we determined the compensation expense was $1.6 million over the two and four years vesting terms of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $49.38 per share, the exercise price of $55.02 per share, the time to maturity of 10 years, an annual risk-free interest rate of 1.54% based upon the 10-year U.S. Treasury rate at grant date and a 65.7% volatility based on a valuation by an outside evaluator relating to the grant of these options.

On March 11, 2021, we granted stock options for 9,500 shares of voting common stock at an exercise price of $55.02 per share. Using the Black Scholes Model, we determined the compensation expense was $332 over the two and four years vesting terms of the stock options. The factors we used to determine the expense were: the weighted average fair market value at grant date of $34.95 per share, the exercise price of $55.02 per share, the time to maturity of 10 years, an annual risk-free interest rate of 1.54% based upon the 10-year U.S. Treasury rate at grant date and a 65.7% volatility based on a valuation by an outside evaluator relating to the grant of these options.

On June  1, 2021, we granted stock options for 4,000 shares of voting common stock at an exercise price of $55.02 per share. On September 17, 2021, we granted stock options of 43,000 shares of voting common stock at an exercise price of $41.25 per share. Using the Black Scholes Model, we determined the compensation expense was $118 over the two, four and six years vesting terms of the stock options. The factors we used to determine the expense were: the weighted average fair market value at the two grant dates above of $0.26 per share and of $2.71 per share, respectively, the exercise price of $55.02 and $41.25 per share, respectively, the time to maturity of 10 years, an annual risk-free interest rate of 0.84% and 0.96%, respectively, based upon the 10-year U.S. Treasury rate at grant date and a 4.97% and 4.97%, respectively, volatility based on a valuation by an outside evaluator relating to the grant of these options.

On January 16, 2021 and May 1, 2020, stock options for 3,932 and 200 shares with a fair market value of $29.45 and $8.00 per share, respectively, became vested and in connection with the resignation of two Board members. As of September 30, 2021 and December 31, 2020, the outstanding non-vested stock under the 2019 and 2020 Plans was approximately 73,000 and 288,000, respectively with 12,750 and 5,050 shares being forfeited during the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.

For the three months ended September 30, 2021 and 2020, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock grants on the dates above, over the vesting tranches which resulted in expenses and an increase in additional paid in capital of approximately $1.0 million and $30, respectively. For the nine months ended September 30, 2021 and 2020, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock grants on the dates above, over the vesting tranches as an expense and an increase in additional paid in capital of approximately $2.8 million and $55, respectively.

The table below shows the award activity for the nine months ended September 30, 2021 and the remaining non-vested shares under the 2019 and 2020 Plans:

Stock Options/ Restricted Stock Outstanding
Beginning balance, December 31, 2020	100,972
Options granted under the 2019 Plan
Options granted and approved under the 2020 Plan	281,712
Forfeited	(4,132)
Vested	(17,800)
Ending Balance	360,752

Note 11. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of policyholders as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts as of September 30, 2021 and the year ended December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Beginning balance	$597,868	$171,169
US Alliance	822	(3,308)
Ironbound Reinsurance Company Limited	4,983	6,080
Ascendant Re	1,437	3,053
Crestline SP1	696	3,607
American Republic Insurance Company	509	—
Deposits received	367,446	415,561
Investment earnings (includes embedded derivative)	1,868	4,215
Withdrawals	(14,543)	(2,509)
Policy charges	(579)	—
Ending balance	$960,507	$597,868

Note 12. Contingencies and Commitments

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life received a Certificate of Authority to conduct business in Iowa during the first quarter of 2019. American Life received a Certificate of Authority to conduct business during 2020 from each of the following states and the District of Columbia: Utah, Montana, Louisiana and Ohio. American Life has pending applications in additional states that are expected to be approved by the end of 2021. The NDOI granted American Life non-disapproval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Ironbound prior to closing of the agreement in July 2019. The NDOI granted American Life non-disapproval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with SDA prior to closing of the agreement in December 2019. The NDOI granted American Life non-disapproval to enter into the Funds Withheld and Funds Paid Coinsurance Agreement with US Alliance prior to closing of the agreement on April 15, 2020. The NDOI granted American Life non-disapproval to enter into the Funds Withheld and Modified Coinsurance Agreement with Seneca Re through SRC1 prior to closing of the agreement on May 13, 2020. The NDOI granted American Life non-disapproval to enter into the FW and Modco Agreement with Seneca Re SRC2 prior to closing of the agreement on July 27, 2020. The NDOI granted American Life non-disapproval to enter into the  Modco Agreement with AEG prior to closing of the agreement on June 30, 2021.

Note 13. Leases

Our operating lease activities consist of leases for office space and equipment. Our finance lease activities consisted of one lease for hardware which we owned at the end of the lease agreement on March 31, 2020. None of our lease agreements include variable lease payments.

Supplemental balance sheet information as of September 30, 2021 and December 31, 2020, are as follows:

(In thousands)		As of	As of
Leases	Classification	September 30, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$258	$348

Liabilities
Operating lease	Operating lease liabilities	$299	$397

Our operating and finance leases expenses for the three and nine months ended September 30, 2021 and 2020, were as follows:

(In thousands)		Three months ended September 30,		Nine months ended September 30,
Leases	Classification	2021	2020	2021	2020
Operating	General and administrative expense	$—	$2	$2	$7

Finance lease cost:
	Amortization expense	—	—	—	3

Minimum contractual obligations for our operating leases at September 30, 2021, are as follows:

(in thousands)	Operating Leases
2021 (excluding nine months ended September 30, 2021)	$41
2022	157
2023	162
2024	14
Total remaining lease payments	$374

Supplemental cash flow information related to leases was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Cash payments
Operating cash flows from operating leases	$(3)	$—	$(8)	$(1)
Operating cash flows from finance leases	—	1	—	5

The weighted average remaining lease terms of our operating leases were approximately less than one year as of September 30, 2021 and a year and half as of  December 31, 2020, respectively. The weighted average discount rate used to determine the lease liabilities for operating leases was 8% as of September 30, 2021 and December 31, 2020, respectively. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 14. Statutory Net Income and Surplus of American Life

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the NDOI. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. As filed in the statutory-basis annual statement with the NDOI, American Life’s statutory net (loss) gains for the nine months September 30, 2021 and 2020 were $2.6  million and $423, respectively. Capital and surplus of American Life as of September 30, 2021 and December 31, 2020 was $75.6 million and $77.4, respectively. The net gains were primarily due to the ceding commission and reserve adjustments earned on the Ironbound, ASCRE, US Alliance, SRC1, and Crestline Re SP1 reinsurance transactions; offset by continuing expenses incurred to provide services on the new software and related technology to distribute products through national marketing organizations. For the nine months ended September 30, 2021, the MYGA and FIA sales were $82.3 million and $285.2 million compared to the MYGA and FIA sales $86.5 million and $193.0 million as of September 30, 2020. An additional $523 of MYGA and $1.9 million of FIA sales were pending as of September 30, 2021.

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiary is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as of September 30, 2021 and December 31, 2020 exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements as of those dates.

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

As of September 30, 2021 and December 31, 2020, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 15. Third-Party Administration

The Company commenced its third-party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary and can include some or all aspects of back-office accounting and policy administration. TPA fee income earned for TPA services during the three months ended September 30, 2021 and 2020 were 108 and $7, respectively. TPA fee income earned for TPA services during the nine months ended September 30, 2021 and 2020 were approximately $423 and $21, respectively.

Note 16. Reverse Stock Split

On August 10, 2020, Midwest filed Articles of Amendment of Amended and Restated Articles of Incorporation (“Amendment”) that changed the total number of shares that the Company is authorized to issue to 22 million shares of common stock, of which 20 million were designated as voting common stock with a par value of $0.001 per share and  two million designated as non-voting common stock with a par value of $0.001 per share. The Amendment also provides for two million shares of preferred stock with a par value of $0.001 per share. The Amendment provided that each 500 shares of voting common stock either issued or outstanding would be converted into one share of voting common stock through a reverse stock split. Fractional shares were not issued in connection with the reverse stock split but were paid out in cash. The Company paid approximately $175 for those fractional shares and is now holding treasury stock represented by that amount. The effective date, August 27, 2020, for the reverse stock split was retrospectively applied to these financial statements. Outstanding shares of voting common stock as of September 30, 2021 and December 31, 2020, were 3,737,564.

Note 17. Capital Raise

On December 21, 2020, Midwest completed a public offering of one million shares of its voting common stock at a price of $70.00 per share. The Midwest voting common stock was concurrently approved for listing on the Nasdaq Capital Market under the ticker symbol “MDWT.”

Midwest raised $70.0 million of gross proceeds from the public offering and incurred commissions and expenses of approximately $6.0 million that were offset against those proceeds.

Note 18. Equity

Preferred stock

As of September 30, 2021 and December 31, 2020, the Company had two million shares of preferred stock authorized but none were issued or outstanding.

Common Stock

The voting common stock is traded on The Nasdaq Capital Market under the symbol “MDWT.” Midwest has authorized 20 million shares of voting common stock and two million shares of non-voting common stock. As of September 30, 2021 and December 31, 2020, Midwest had 3,737,564 shares of voting common stock issued and outstanding. As of those dates, there were no shares of Midwest’s non-voting common stock issued or outstanding.

Midwest holds approximately 4,500 shares of voting common stock in its treasury due to the reverse stock split discussed in Note 16 above.

Additional paid-in capital

Additional paid-in capital is primarily comprised of the cumulative cash that exceeds the par value received by the Company in conjunction with past issuances of its shares. It also is increased by the amortization expense of the consideration calculated at inception of the stock option grants as discussed in Note 10 – Long-Term Incentive Plans above.

Accumulated Other Comprehensive Income (AOCI)

AOCI represents the cumulative Other Comprehensive Income (OCI) items that are reported separate from net loss and detailed on the Consolidated Statements of Comprehensive Loss. AOCI includes the unrealized gains and losses on investments and DAC, net of offsets and taxes are as follows:

(In thousands)	Unrealized investment gains (losses) on fixed maturities, net of offsets	Unrealized gains on foreign currency	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$474	$146	$620
Other comprehensive income before Reclassifications	7,398	—	7,398
Unrealized gains on foreign currency	—	(146)	(146)
Less: Reclassification adjustments for losses realized in net income	(1,441)	—	(1,441)
Balance at December 31, 2020	6,431	—	6,431
Other comprehensive income (loss) before reclassifications, net of tax	2,421	—	2,421
Less: Reclassification adjustments for losses realized in net income, net of tax	(1,611)	—	(1,611)
Balance at September 30, 2021	$7,241	$—	$7,241

Note 19. Deferred Acquisition Costs

The following table represents a rollforward of DAC, net of reinsurance:

(In thousands)	September 30, 2021	December 31, 2020
Beginning balance	$13,456	$—
Additions	12,450	13,919
Amortization	(1,800)	(670)
Interest	20	138
Impact of unrealized investment losses	(89)	69
Ending Balance	$24,037	$13,456

Note 20. Subsequent Event

On March 29, 2021, Midwest Capital Corp (“MCC”) was formed as a Delaware corporation by filing a Certificate of Incorporation with the Secretary of State. As of November 10, 2021, the NDOI issued its nondisapproval of and the Vermont Department of Financial Regulation approved the Funds Withheld Coinsurance and Modified Coinsurance Agreement between American Life and Seneca Incorporated Cell, LLC 2021-03 (“SRC3”) of Seneca Reinsurance Company, LLC. Based on the NDOI’s nondisapproval, the SRC3 transaction will be included in American Life’s statutory filing as of September 30, 2021. Under the agreement, American Life ceded to SRC3, on a funds withheld and modified coinsurance basis, an initial 35% quota share of certain liabilities with respect to American Life’s MYGA and FIA business effective July 1, 2021. On July 3, 2021, the MYGA and FIA quota share increased to 45%.  In connection with the formation of SRC3, and also effective as of November 10, 2021, Midwest entered into a Stock Purchase Agreement with MCC and, in turn, MCC entered into both an Operating Agreement and a Participant Contract with SRC3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to assist the reader in understanding the financial condition of the Company as of September 30, 2021, compared with December 31, 2020, and the results of operations for the three and nine months ended September 30, 2021, compared with corresponding periods in 2020 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report and our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

We are a technology-enabled, services-oriented annuity platform and financial services company formed on October 31, 2003. We design and develops in-demand annuity products that are distributed through independent distribution channels, to a large and growing demographic of U.S. retirees. We originate, manage and transfer these annuities through reinsurance arrangements to asset managers and other third-party investors, who are seeking financially attractive products. We also provide the operational and regulatory infrastructure and expertise to enable asset managers and third-party investors to form, capitalize and manage their own reinsurance capital vehicles. We operate our business primarily through three subsidiaries, American Life, 1505 Capital, and Seneca Re. American Life is licensed to sell, underwrite, and market life insurance and annuity products in 22 states and the District of Columbia and has pending applications in additional states. We also provide insurance company administrative services through a division known as “m.pas” that was formed in 2019. 1505 Capital provides investment advisory and related asset management services. Seneca Re reinsures various types of the life insurance risks through one or more single purposes entities or “protected cells.”

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

Effective March 12, 2020, we formed Seneca Re for the purpose of reinsuring various types of risks through one or more single purpose entitles, or “protected cells.” On March 30, 2020, Seneca Re received its certificate of authority to transact business as a captive insurance company. On May 12, 2020, we contributed $300 to Seneca Re for a 100% ownership interest. Seneca Re has one incorporated cell, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) as of September 30, 2021. We contributed a total of $15.0 million through December 31, 2020 to capitalize SRC1, which is consolidated in our financial statements.

Effective April 24, 2020, we raised capital of $5.2 million from various third-party investors and issued 231,655 shares of voting common stock at $22.50 per share. Also, on April 24, 2020, we signed a securities purchase agreement with Crestline Assurance Holdings LLC (“Crestline”) for additional capital of $10.0 million and issued 444,444 shares of our voting common stock to Crestline at $22.50 per share.

On August 10, 2020, Midwest filed Articles of Amendment of Amended and Restated Articles of Incorporation (“Amendment”) that changed the total number of shares it is authorized to issue to 22 million shares of common stock, of which 20 million were designated as voting common stock with a par value of $0.001 per share and two million shares were designated as non-voting common stock with a par value of $0.001 per share. The Amendment also provides for two million shares of authorized preferred stock with a par value of $0.001 per share. The Amendment provided that upon effectiveness, each 500 shares of common stock either issued or outstanding would be converted into one share of voting common stock through a reverse stock split. The Amendment was effective as of August 27, 2020. Fractional shares were not issued in connection with the reverse stock split but were paid in cash. The Company paid approximately $175 for those fractional shares and is now holding treasury stock represented by that amount. Outstanding shares as of September 30, 2021 and December 31, 2020 were 3,737,564. All prior periods disclosed in this report have been restated to reflect the reverse stock split per share amounts.

On December 21, 2020, Midwest completed a $70 million public offering of one million shares of its voting common stock at a price of $70.00 per share. On December 17, 2020, the voting common stock was listed on the Nasdaq Capital Market under the ticker symbol “MDWT.”  The aggregate net proceeds from the offering were approximately $64.4 million, after deducting underwriting discounts and commissions but before other offering expenses.

Midwest used the net proceeds of the offering to support the growth of its insurance subsidiaries, American Life, with a capital contribution of $50.0 million, and Seneca Re, with a capital contribution of $7.5 million. The rest of the proceeds were designated for general corporate purposes.

On June 26, 2021, the NDOI issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) with American Republic Insurance Company (“AEG”), an Iowa domiciled reinsurance company. The agreement closed on June 30, 2021. Under the Modco AEG Agreement, American Life ceded to AEG, on a modified coinsurance (“Modco”) basis, 20% quota share of certain liabilities with respect to its multi-year guaranteed annuity MYGA-5 business and an initial 20% quota share of certain liabilities with respect to its fixed indexed annuity FIA. American Life has established a Modco Deposit Account to hold the assets for the Modco AEG Agreement.

Also on September 30, 2021 SRC1 paid a cash dividend to Midwest of $2.5 million which was recorded as a reduction of Midwest’s investment in SRC1.

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

Market conditions in the third quarter of 2021 resulted in continued low interest rate spreads and positive equity markets. The overall economy continued to look positive, but concerns rose around employment participation, consumer confidence and the housing market beginning to show signs of slowing down. The spread of the Covid-19 Delta variant continued to impact certain areas of the U.S.

Our management will continue to monitor our investments and cash flows to evaluate the impact as this pandemic evolves.

Industry Trends and Market Conditions

Interest Rate Environment

Overall, interest rates remain at low levels and are expected to remain there in the short term given the market support occurring through buying and seeking higher yields by investors. We seek to address our interest rate risk through managing the duration of the liabilities and purchasing and holding high quality, long-term assets that mirror that duration.

Competition

We are operating in a highly competitive market with various sizes of diversified financial institutions, established insurance and reinsurance companies. Our annuity market is being impacted by the growing aging population and the need to evaluate their retirement options. We believe our technology and customer service along with our ability to structure solutions position us to provide value to annuity consumers through various distribution channels.

Unrealized Losses; Embedded Derivatives

American Life has agreements with several third-party reinsurers that have funds withheld (“FW”) and modified coinsurance (“Modco”) provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 5 — Derivative Instruments” to our Consolidated Financial Statements. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $2.0 million as of September 30, 2021 compared to unrealized gains of approximately $4.4 million as of September 30, 2020. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. We account for these unrealized gains by recording equivalent realized losses on our Consolidated Statements of Comprehensive Loss. Accordingly, the unrealized gains on the assets held by American Life on behalf of the third-party reinsurers were offset by recording an embedded derivative gain of $900 and $4.4 million, respectively. If prices of investments fluctuate, the unrealized losses of the third-party reinsurers may also fluctuate; therefore, the associated embedded derivative gain (loss) recognized by us for September 30, 2021 and December 31, 2020, would be reduced accordingly.

Consolidated Results of Operations - Three Months Ended September 30, 2021 and 2020

Comprehensive Net Loss

In this section, unless otherwise noted the discussion compares the three months ended September 30, 2021 to the like period in 2020.

A net loss was incurred compared to net income primarily due to the following:

1.	Total loss drivers:
a)There are three components associated with our FIA products:  1) the fair market value of the derivative asset entered into in order to mitigate the fluctuation of the embedded liability on our policyholder contracts, 2) the change in the fair market value of the embedded liability, and 3) the option allowance related to our third-party reinsurers that are marked to market at the end of the period. The change in the market value of the option derivative assets decreased, resulting in a realized loss of $2.6 million compared to a gain of approximately $1.9 million. The interest credited was $300 and $400, respectively. The embedded derivative liability decrease was included in the overall interest credited. The decrease in the embedded liability resulted in an decrease in our interest credited of approximately $41. In 2020, interest credited was higher due to the increase in the embedded liability. The third component resulted in a loss resulting from the mark-to-market increase of the embedded liability of approximately $900 on our options allowance with the third-party reinsurers which is presented in other operating expenses compared to a mark-to-market decrease of approximately $100.
b)American Life has treaties with several third-party reinsurers that have FW and Modco provisions. As a result of the changes in market prices, the assets held on behalf of the third-party reinsurers had unrealized gains of approximately $2.0 million and $4.4 million at September 30, 2021 and September 30, 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the asset portfolios accrue to the third-party reinsurers. We account for the change in these unrealized gains or losses by recording equivalent realized gains or losses on our Consolidated Statements of Comprehensive Loss. We recorded the decrease in the unrealized gains as a realized gain of $1.3 million compared to a realized loss of $4.1 million.
c)Certain assets are recorded on a statutory basis at the lower of cost or market. We have unrealized gains on these assets of approximately $2.0 million which were passed through to the reinsurers through the settlement process as a realized loss on our consolidated financials outside the GAAP embedded derivative total return swap discussed above. We did not have any unrealized gains or losses in 2020 that were recorded at the lower of cost or market.
2.	Expense drivers: Our most material expense is salaries and benefits which increased $2.6 million under salaries and increased $2.4 million in other operating expenses benefits due to increasing our personnel and expenses to service our new business growth.

Revenues

The following summarizes the sources of our revenue for the periods indicated:

	Three months ended September 30,
(In thousands)	2021	2020
Investment income, net of expenses	$6,196	$434
Net realized gains (loss)on investments (See Note 4)	(2,115)	(1,951)
Amortization of deferred gain on reinsurance	662	293
Service fee revenue, net of expenses	628	590
Other revenue	400	117
	$5,771	$(517)

Premium revenue: The introduction of our MYGA and FIA products discussed below generated a large volume of new business; however, these products are defined as investment contracts and U.S. GAAP requires that premiums be deferred as deposit-type liabilities on our Consolidated Balance Sheets. American Life expects to introduce additional versions of these annuity products later in 2021.

Investment Loss, net of expenses: The components of our net investment loss are as follows:

	Three months ended September 30,
(In thousands)	2021	2020
Fixed maturities income	$6,373	$322
Mortgage loans	938	81
Other invested assets	74	63
Gross investment income	7,385	466
Less investment expenses	(1,189)	(32)
Investment income, net of expenses	$6,196	$434

Investment income, net of expenses, was $6.2 million, compared to $400. Investment income, net of expenses, consists of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase in investment income was due to the investment income earned on the bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments with attractive yields and risk-return profiles. On a gross consolidated basis, our investment portfolio (excluding cash) was $942.8 million as of September 30, 2021 compared to $518.2 million as of December 31, 2020, as a result of proceeds from our MYGA and FIA product sales.

Net realized losses on investments: Net realized losses on investments were losses of $2.1 million compared to $2.0 million, which included a gain of $1.3 million and a loss of $4.1 million from a total return swap embedded derivative in 2021 and 2020, respectively. In 2021, there were net realized losses of $2.6 million related to derivatives we own to hedge the obligations to FIA policyholders; such losses were partially offset by a decrease in the mark-to-market change in embedded derivative liability within interest credited expense and increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based. The majority of our call options are based on the S&P 500 index which increased 1% in 2021, compared to an increase of 8% in 2020; the value of our FIA hedging options tends to increase in rising equity markets and decrease in declining markets, such as the stock market sell-off experienced towards the end of the third quarter of 2021. Also included in the realized losses is the lower of cost or market realized loss of $2.0 million.

American Life has treaties with several reinsurers that have FW coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5 — Derivative Instruments to our Consolidated Financial Statements. The change in fair value of the total return swap is included in net realized gains or losses on investments. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $2.0 million and $4.1 million as of September 30, 2021 and 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the portfolios accrue to the third-party reinsurers. We recorded the unrealized gains accrued to third-party reinsurers via a total return swap a realized gain of $1.3 million and a realized loss of $4.1 million, respectively.

Amortization of deferred gain on reinsurance: The flat performance or slight increase in 2021 was due to higher amortization of the deferred gain on reinsurance, driven in part by slightly higher reinsured premiums during the period.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by our internal asset manager 1505 Capital for asset management services provided to third-party clients, some of whom are our reinsurers. The flat performance was due primarily to the flat performance in the level of asset management services provided by 1505 Capital to third-party clients.

Other revenue: Other revenue consists of revenue generated by us for providing ancillary services such as third-party administration (“TPA”) to clients. The increase in 2021 was due to the increased provision of ancillary services, including TPA, to clients.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Three months ended September 30,
(In thousands)	2021	2020
Interest credited	$284	$380
Benefits	—	(3)
Amortization of deferred acquisition costs	753	235
Salaries and benefits	4,025	1,444
Other operating expenses	4,124	1,706
	$9,186	$3,762

Interest credited: The decrease was primarily due to the FIA product and the decrease in the fair market value of the embedded derivative liability owned by us to FIA policyholders, offset by interest credited related to the MYGA product This decrease in this liability owed to FIA policyholders is partially hedged by our net realized loss on investments, as referenced above, which resulted in a $2.6 million decrease in the fair market value of derivative assets used to partially hedge this obligation to FIA policyholders. Interest credited related to our retained FIA policies was approximately negative $500 and approximately positive $100, respectively. Management’s estimated, amortized cost of servicing our retained FIA policies was approximately $2.4 million and $400, respectively.

Benefits: Death benefits changed insignificantly.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA and FIA products where we retained approximately 49% of the business in 2021 compared to the 55% retained in 2020.

Salaries and benefits: The increase was due to the addition of personnel to service our new business growth. We continue to hire more in-house expertise to service our growth initiatives.

Other operating expenses: Other operating expenses were approximately $2.4 million higher than prior year. The primary items of this increase are:

●	FIA products contain embedded derivative liabilities, which are market driven. The reinsurers that reinsure our FIA products pay an option allowance to American Life to purchase derivative assets used to hedge the FIA embedded derivative liabilities. The mark-to-market on those option allowances increased during the period. As a result, American Life incurred $900 of expense payable to the reinsurers. The derivative assets utilized to partially hedge this mark-to-market option allowance resulted in a $2.6 million loss flowing through net realized (loss) gains on investments, as referenced above.

●	Other increases in other expenses related to legal fees of $470 due to growth initiatives; taxes, licenses and fees of approximately $320 due to Nebraska and Vermont year-end and examination fees; and audit and actuarial fees of $230 due to increased audit costs resulting from the auditing complexities involved in implementing on our business plan.

Consolidated Results of Operations - Nine months ended September 30, 2021

In this section, unless otherwise noted the discussion compares the nine months ended September 30, 2021 to the like period in 2020.

Net Loss

Net loss increased compared to net income primarily due to the following:

1.	Total losses drivers:
a)As indicated above, there are three components associated with our FIA products:  1) the fair market value of the derivative asset entered into in order to mitigate the fluctuation of the embedded liability on our policyholder contracts, 2) the change in the fair market value of the embedded liability, and 3) the option allowance related to our third-party reinsurers that are marked to market at the end of the period. The change in the market value of the option derivative assets decreased resulting in a realized loss of $4.3 million compared to a gain of $2.0 million. The interest credited was $1.9 million compared to $500. The embedded derivative liability increase was included in the overall interest credited. The third component resulted in a gain resulting from the mark-to-market decrease of the embedded liability of $1.9 million on our options allowance with the third-party reinsurers which is presented in other operating expenses compared to a mark-to-market decrease of approximately $200.
b)As discussed above, American Life has treaties with several third-party reinsurers that have FW and Modco provisions. The assets held on behalf of the third-party reinsurers had unrealized gains of approximately $2.0 million at September 30, 2021 and $4.4 million at September 30, 2020. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the asset portfolios accrue to the third-party reinsurers. We account for the change in unrealized gains or losses related to the third-party reinsurers by recording equivalent but opposite realized gains or losses on our Consolidated Statements of Comprehensive Loss. We recorded the decrease in the unrealized gains as a realized gain of $900 compared to a realized gain of $4.4 million.
c)Certain assets are recorded on a statutory basis at the lower of cost or market. We have unrealized gains on these assets of approximately $2.0 million which were passed through to the reinsurers through the settlement process as a realized loss on our consolidated financials outside the GAAP embedded derivative total return swap discussed above. We did not have any unrealized gains or losses in 2020 that were recorded at the lower of cost or market.
2.	Expense drivers: Increase of $7.8 million in salaries and benefits and increase of $1.4 million in other operating expenses benefits were primarily due to increasing our personnel and expenses to implement our business growth plan.

Revenues:

The following summarizes the sources of our revenue for the periods indicated:

	Nine months ended September 30,
(In thousands)	2021	2020
Investment income, net of expenses	$12,303	$1,277
Net realized (loss) gains on investments (See Note 4)	(2,704)	7,829
Amortization of deferred gain on reinsurance	1,711	814
Service fee revenue, net of expenses	1,738	1,359
Other revenue	1,007	134
	$14,055	$11,413

Premium revenue: The introduction of our MYGA and FIA products discussed above generated a large volume of new business; however, these products are defined as investment contracts and U.S. GAAP requires that premiums be deferred as deposit-type liabilities on our Consolidated Balance Sheets. American Life expects to introduce additional versions of these annuity products in the later in 2021.

Investment loss, net of expenses: The components of our net investment loss are as follows:

	Nine months ended September 30,
(In thousands)	2021	2020
Fixed maturities	$13,103	$1,364
Mortgage loans	1,479	81
Other invested assets	225	63
Other interest income	266	—
Gross investment income	15,073	1,508
Less: investment expenses	(2,770)	(231)
Investment income, net of expenses	$12,303	$1,277

Investment income, net of expenses, consists of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase in investment income was due to the investment income earned on the bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments with attractive yields and risk-return profiles.

On a gross consolidated basis, our investment portfolio (excluding cash) was $942.8 million as of September 30, 2021 compared to $518.2 million as of December 31, 2020, as a result of proceeds from our MYGA and FIA product sales.

American Life ceded $193.6 million compared to $178.0 million of premiums to reinsurers.

Net realized (loss) gains on investments: Net realized losses on investments were $2.7 million compared to a gain of $7.8 million, which included a gain of $900 and $4.4 million, respectively, from a total return swap embedded derivative in 2021 and 2020, respectively. There were net realized losses in 2021 of $4.3 million related to equity derivatives we own to hedge the obligations to FIA policyholders; such losses were partially offset by a decrease in the mark-to-market change in embedded derivative liability within interest credited expense and decrease in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives are driven by the performance of the indices upon which our call options are based. Also included in the realized losses for 2021 is the lower of cost or market realized loss of $2.0 million. The majority of our call options are based on the S&P 500 index which increased 16% in 2021, compared to an increase of 4% in 2020; the value of our FIA hedging options tends to increase in rising equity markets and decrease in declining markets, such as the stock market sell-off experienced towards the end of the third quarter of 2021.

American Life has treaties with several reinsurers that have FW coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $2.0 million and unrealized losses of approximately $4.4 million as of September 30, 2021 and 2020, respectively. We recorded the unrealized loss accrued to third-party reinsurers via a total return swap since December 30, 2021, as a realized gain of $900 compared to a realized loss of $4.4 million in 2020.

Amortization of deferred gain on reinsurance: The increase was due to higher amortization of the deferred gain on reinsurance, driven in part by slightly higher reinsured premiums.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by our internal asset manager 1505 Capital for asset management services provided to clients, some of whom are our reinsurers. The slight increase was due primarily to the slight increase in the level of asset management services provided by 1505 Capital to clients.

Other revenue: Other revenue consists of revenue generated by us for providing ancillary services such as third-party administration (“TPA”) to clients. The increase was due to the increased provision of ancillary services, including TPA, to clients.

Expenses are summarized in the table below.

	Nine months ended September 30,
(In thousands)	2021	2020
Interest credited	$1,868	$464
Benefits	—	(6)
Amortization of deferred acquisition costs	1,780	376
Salaries and benefits	11,466	3,624
Other operating expenses	6,769	5,337
	$21,883	$9,795

Interest credited: The increase was due primarily due interest credited relating to the MYGA product, offset by the decrease in the fair market value of the embedded derivative liability owned by us to FIA policyholder, partially hedged by our net realized loss on the investments, as referenced above, which saw a $4.3 million decrease in the fair market value of derivative assets used to partially hedge this obligation to the FIA policyholders. Interest credited related to our retained FIA policies was approximately positive $38 and $100, respectively. Management’s estimated, amortized cost of servicing our retained FIA policies was $4.3 million and $500, respectively.

Benefits: Death benefits changed insignificantly.

Amortization of deferred acquisition costs: The increase was due to the deferred acquisition costs deferred on the sale of American Life’s MYGA and FIA products where we retained approximately 47% of the business in 2021 compared to the 36% retained in 2020. Management expects the retained business to decrease during the last half of 2021 as we cede this business to new third-party reinsurers.

Salaries and benefits: The increase was due to the addition of personnel to service our new business growth. We continue to hire more in-house expertise to service our growth initiatives.

Other operating expenses: Other operating expenses were approximately $1.4 million higher than prior year. The primary items of this increase are:

Decrease:

●	Due to the valuation completed in June of 2020 on an investment in an unaffiliated reinsurance company, an impairment of $500 was recorded for the full value of the preferred stock whereas no impairment was recorded in 2021.
●	FIA products contain embedded derivative liabilities, which are market driven. The reinsurers that reinsure our FIA products pay an option allowance to American Life to purchase derivative assets used to hedge the FIA embedded derivative liabilities. The mark-to-market on those option allowances decreased during the period. As a result, American Life incurred $1.9 million of income receivable from the reinsurers. The derivative assets utilized to partially hedge this mark-to-market option allowance saw a $4.3 million loss flowing through net realized (loss) gains on investments, as referenced above.

Increases:

●	Increases in other expenses related to taxes, licenses and fees of approximately $1.1 million due to Nebraska and Vermont year-end and state examination fees; audit and actuarial expenses of $800 due to increased audit costs, legal fees of $800 to execute deal initiatives, $700 to consultants to assist implementing our business plan, and $300 of overhead office expenses to support our growth of the business.

Investments

A majority of the investments on our Consolidated Balance Sheets are held on behalf of our reinsurers as collateral under our reinsurance agreements. As a result, our investment allocations are largely a function of our collective reinsurer investment allocations. While the reinsurers own the investment risk on these assets, we typically restrict their investment allocations via control over the selection of the asset manager as well as asset restrictions set forth in investment guidelines. Additionally, in many of our reinsurance agreements, our affiliate investment manager, 1505 Capital, is selected as the asset manager. 1505 Capital had approximately $407 million of total third-party assets under management as of September 30, 2021.

The investment guidelines typically include U.S. government bonds, corporate bonds, commercial mortgages, asset backed securities, municipal bonds, mutual funds and collateral loans. The duration of our investments is 5 to 10 years in line with that of our liabilities. We do allow non-U.S. dollar denominated investments where the foreign exchange risk is hedged back to U.S. dollars.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2021 and December 31, 2020. Increases in fixed maturity securities primarily resulted from the sale of our new MYGA and FIA products during 2021. A majority of the investments as of September 30, 2021 and December 31, 2020 are held as collateral for our reinsurers.

	September 30, 2021		December 31, 2020
	Carrying	Percent	Carrying	Percent
(In thousands)	Value	of Total	Value	of Total
Fixed maturity securities:
U.S. government obligations	$1,981	0.2%	$6,164	0.9%
Mortgage-backed securities	55,245	5.4	14,757	2.2
Collateralized loan obligations	310,653	30.3	221,774	33.1
States and political subdivisions -- general obligations	117	—	118	—
States and political subdivisions -- special revenue	6,230	0.6	6,202	0.9
Trust preferred	16,397	1.6	2,285	0.3
Corporate	266,158	26.0	125,863	18.9
Total fixed maturity securities	656,781	64.1	377,163	56.3
Mortgage loans on real estate, held for investment	168,184	16.4	94,990	14.2
Derivatives	17,262	1.7	11,361	1.7
Equity securities	38,910	3.8	-	—
Other invested assets	47,021	4.6	21,897	3.3
Investment escrow	1,307	0.1	3,174	0.5
Federal Home Loan Bank (FHLB) stock	500	—	—	—
Preferred stock	6,934	0.7	3,898	0.6
Notes receivable	5,885	0.6	5,666	0.8
Policy Loans	55	—	46	—
Cash and cash equivalents	81,487	8.0	151,679	22.6
Total investments, including cash and cash equivalents	$1,024,326	100.0%	$669,874	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$2,892	0.4%	$3,071	0.8%
AA	573	0.1	5,818	1.5
A	144,482	22.0	49,445	13.1
BBB	386,980	58.9	247,636	65.7
Total investment grade	534,927	81.4	305,970	81.1
BB and other	121,854	18.6	71,193	18.9
Total	$656,781	100.0%	$377,163	100.0%

Reflecting the quality of securities maintained by us, 81.4% and 81.1% of all fixed maturity securities were investment grade as of September 30, 2021 and December 31, 2020, respectively.

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

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with SAP prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net loss of American Life under SAP, see Note 14 to our Consolidated Financial Statements. American Life maintains sufficient capital and surplus to comply with regulatory requirements as of September 30, 2021.

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

We have reported our insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from SAP. The following items are principal differences between SAP and GAAP as SAP:

•	requires that we exclude certain assets, called non-admitted assets, from the Consolidated Balance Sheets.
•	requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.
•	dictates how much of a deferred income tax asset can be admitted on a statutory Consolidated Balance Sheets.
•	requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record all investments at fair value.
•	allows bonds to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the NAIC, while they are recorded at fair value for GAAP.
•	allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.
•	requires that unearned premiums and loss reserves are presented net of related reinsurance rather than on a gross basis as reported under GAAP.
•	requires that we record reserves liabilities and expenses, while we record all transactions related to the annuity products under GAAP as a deposit-type contract liability.
•	requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over 90 days and for unsecured amounts recoverable from unauthorized reinsurers. Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.
•	requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense as it is reported under GAAP. Our insurance subsidiaries must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net loss and surplus as regards policyholders, which is called stockholders’ equity under GAAP.

The following reconciles our GAAP net loss to our SAP net loss for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Consolidated GAAP net loss	$(3,064)	$(5,537)	$(9,656)	$(527)
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	(1,708)	(3,454)	(4,090)	(2,626)
GAAP net (loss) income of statutory insurance entities	$(1,356)	$(2,083)	$(5,566)	$2,099

GAAP net (loss) income by statutory insurance entity:
American Life	$(3,314)	$(2,359)	$(6,595)	$1,210
Seneca Re Protected Cell	1,958	276	1,029	889
	$(1,356)	$(2,083)	$(5,566)	$2,099

Reconciliation of GAAP and SAP
GAAP net (loss) income of American Life	(3,314)	(2,360)	(6,595)	1,210
Increase (decrease) due to:
Deferred acquisition costs	(7,300)	(10,490)	(27,976)	(20,188)
Coinsurance transactions	38,031	63,778	141,019	85,553
Carrying value of reserves	(28,103)	(49,926)	(102,774)	(54,576)
Gain on sale of investments, net of asset valuation reserve	926	3,242	(1,146)	(5,135)
Other	76	(476)	67	(372)
SAP net (loss) income of American Life	$316	$3,768	$2,595	$6,492

GAAP net income of Seneca Re Protected Cell	1,958	276	1,029	889
Increase (decrease) due to:
Deferred acquisition costs	325	(1,651)	(4,397)	(4,245)
Coinsurance transactions	(61)	40,681	37,764	67,667
Carrying value of reserves	(1,064)	(41,842)	(36,847)	(68,160)
Gain on sale of investments, net of asset valuation reserve	100	—	1,895	—
Other	(101)	—	(874)	—
SAP net income (loss) of Seneca Re Protected Cell	$1,157	$(2,536)	$(1,430)	$(3,849)

SAP net (loss) income of statutory insurance entities	$1,473	$1,232	$1,165	$2,643

Non-GAAP Financial Measures

We discuss below non-GAAP financial measure that management uses in conjunction with GAAP financial measures as an integral part of managing our business and to, among other things:

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

Operating Metric – Annuity Premiums

We monitor annuity premiums as a key operating metric in evaluating the performance of our business. Annuity premiums, also referred to as sales or direct written premiums, do not correspond to revenues under GAAP, but are relevant metrics to understand our business performance. Under statutory accounting principles, or SAP, our annuity premiums received are treated as premium revenue. Our premium metrics include all sums paid into an individual annuity in a given period. We typically transfer all or a substantial portion of the premium and policy obligations to reinsurers. Ceded premium represents the premium we transfer to reinsurers in a given period. Retained premium represents the portion of premium received during a given period that was not ceded to reinsurers and will either be reinsured in a subsequent period or retained by us. We typically retain premiums prior to transferring them to reinsurers to facilitate block and other reinsurance transactions involving portfolios of annuity premiums.

The following table sets forth premiums received under SAP. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue is accounted under GAAP as deposit-type liabilities on our Consolidated Balance Sheets and is not recognized in our Consolidated Statements of Comprehensive (Loss) Income.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Annuity Premiums (SAP)
Annuity direct written premiums	$117,926	$132,051	$367,446	$279,547
Ceded premiums	(60,062)	(58,992)	(193,632)	(177,979)
Net premiums retained	$57,864	$73,059	$173,814	$101,568

The table below shows premium issued under SAP on our two annuity products:

	Nine months ended September 30,
	2021		2020
	MYGA	FIA	MYGA	FIA
(In thousands)	Premium	Premium(1)	Premium	Premium(1)
Annuity direct written premium
First Quarter	$9,369	$114,285	$31,566	$16,250
Second Quarter	26,191	99,674	27,400	72,271
Third Quarter	46,718	71,208	27,537	104,514
Total Issued	$82,278	$285,167	$86,503	$193,035

We had annuity direct written premiums for the three months ended September 30, 2021 and 2020, of $117.9 million and of $132.1 million., respectively. We had annuity direct written premiums for the nine months ended September 30, 2021 and 2020, of $367.4 million and $279.5 million, respectively. The increase in annuity direct written premiums reflects strong sales in the first half of the year, while the third quarter, as discussed above, encountered a challenging sales environment, in which competitors were pricing rates on annuity products aggressively. We sell annuities through the IMO channel. We aim to grow annuity direct written premiums by further developing our relationships with existing IMOs and increasing the number of IMO partners that distribute our annuity products, as well as increasing the number of states in which we are licensed to sell our annuity products. We also aim to distribute to new channels, including the registered investment advisor (RIA) channel as well as the bank and broker-dealer channels.

We had ceded premiums for the three months ended September 30, 2021 and 2020,of $60.1 million and $59.0 million, respectively. The flat to slight increase in ceded premiums was partially attributable to the decrease in annuity direct written premiums discussed above. We had ceded premiums for the nine months ended September 30, 2021 and 2020, of $193.6 million and $178.0 million, respectively. The increase in ceded premiums was attributable primarily to the increase in annuity direct written premiums discussed above.

Operating Metric – Fees Received for Reinsurance

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2021	2020	2021	2020
Fees received for reinsurance(1)
Fees received for reinsurance - total	$3,589	$4,545	$11,312	$8,975

(1) Consists of: 1) amortization of deferred gain on reinsurance, which is a line item from our GAAP Consolidated Statements of Comprehensive Loss; and 2) deferred coinsurance ceding commission, which is a line item from our GAAP Consolidated Statements of Cash Flows.

Fees received for reinsurance is defined as the net fees received for reinsurance transactions completed during the period and includes ceding commission. We calculate fees received for reinsurance by summing two components: 1) amortization of deferred gain on reinsurance, which is a line item from our GAAP Consolidated Statements of Comprehensive Loss; and 2) deferred coinsurance ceding commission, which is a line item from our GAAP Consolidated Statements of Cash Flows.

For the three months ended September 30, 2021, fees received for reinsurance decreased by $1.0 million compared to the prior year period due to lower ceded premiums. For the three months ended September 30, 2021, the components of fees received for reinsurance included $700 of amortization of deferred gain on reinsurance from our GAAP Consolidated Statements of Comprehensive Loss and $2.9 million of deferred coinsurance ceding commission from our GAAP Consolidated Statements of Cash Flows.

For the nine months ended September 30, 2021, fees received for reinsurance increased by $2.3 million as compared to the prior year period due to higher ceded premiums. For the nine months ended September 30, 2021, the components of fees received for reinsurance included $1.7 million of amortization of deferred gain on reinsurance from our GAAP Consolidated Statements of Comprehensive (Loss) Income and $9.6 million of deferred coinsurance ceding commission from our GAAP Consolidated Statements of Cash Flows.

Reconciliation – Management Expenses to GAAP Expenses

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Management Expenses
G&A	$6,212	$3,279	$17,357	$9,152

Management interest credited	3,230	639	6,110	856
Amortization of deferred acquisition costs	753	235	1,780	376
Expenses related to retained business	3,983	874	7,890	1,232
Management expenses - total	$10,195	$4,153	$25,247	$10,384

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
G&A
Salaries and benefits - GAAP	$4,025	$1,444	$11,466	$3,624
Other operating expenses - GAAP	4,124	1,706	6,769	5,337
Subtotal	8,149	3,150	18,235	8,961
Adjustments:
Less: Stock-based compensation	(996)	(12)	(2,765)	(25)
Less: Mark-to-market option allowance	(941)	141	1,887	216
G&A	$6,212	$3,279	$17,357	$9,152

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Management Interest Credited
Interest credited - GAAP	$284	$380	$1,868	$464
Adjustments:
Less: FIA interest credited - GAAP	549	(115)	(38)	(109)
Add: FIA options cost - amortized	2,397	374	4,280	501
Management interest credited	$3,230	$639	$6,110	$856

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Reconciliation - Management Expenses to GAAP Expenses
Total expenses - GAAP	$9,186	$3,762	$21,883	$9,795
Adjustments:
Less: Benefits	—	3	—	6
Less: Stock-based compensation	(996)	(12)	(2,765)	(25)
Less: Mark-to-market option allowance	(941)	141	1,887	216
Less: FIA interest credited - GAAP	549	(115)	(38)	(109)
Add: FIA options cost - amortized	2,397	374	4,280	501
Management expenses - total	$10,195	$4,153	$25,247	$10,384

Operating Metric – Management Expenses

In addition to total expenses, we utilize management expenses as an economic measure to evaluate our financial performance. Management expenses consist of total GAAP expenses adjusted to eliminate items that fluctuate from quarter to quarter in a manner unrelated to core operations, which we believe are useful in analyzing operating trends. The most significant adjustments to arrive at management expenses include the use of management interest credited (as discussed below), the exclusion of stock-based compensation and the exclusion of the mark-to-market option allowance expense (included in other operating expenses) payable to reinsurers to cover their obligations under FIA policies we have reinsured with them. We believe the combined presentation and evaluation of total expenses together with management expenses provides information that can enhance an investor’s understanding of our underlying operating results.

For the three months ended September 30, 2021, GAAP general and administrative expenses totaled $8.1 million compared to $3.2 million for the prior year. For the three months ended September 30, 2021, as disclosed above in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in these expenses is mainly salaries, benefits and other operating expenses, along with $1.0 million of non-cash stock-based compensation and $900 of non-cash mark-to-market expense of our derivative option allowance, which we exclude in our management G&A.

For the nine months ended September 30, 2021, GAAP general and administrative expenses totaled $18.2 million compared to $9.0 million for the prior year. For the nine months ended September 30, 2021, as disclosed above in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in these expenses is mainly salaries, benefits and other operating expenses, along with $2.8 million of non-cash stock-based compensation and negative $1.9 million of non-cash mark-to-market expense of our derivative option allowance, which we exclude in our management G&A.

Operating Metric – Management Interest Credited

We utilize management interest credited, a component of management expenses, as an economic measure to evaluate our financial performance. GAAP interest credited contains significant technical considerations related to fair value accounting with respect to the mark-to-market change in the FIA embedded derivative liability and change in actuarial valuation of the FIA reserve, both of which are sensitive to changes in the market as well as changes in actuarial assumptions. Due to these technical considerations that we believe are less meaningful to management and investors, we exclude the GAAP interest credited expense related to our FIA products and include the amortized cost of options we purchase to service our FIA policy obligations. The sum of GAAP interest credited related to our multi-year guaranteed annuity (“MYGA”) products and the amortized cost of options we purchase to service our FIA products constitutes management interest credited.

For the three months ended September 30, 2021, GAAP interest credited totaled $300 compared to $400 for the prior year. For the three months ended September 30, 2021, as disclosed above in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in these expenses is GAAP interest credited related to our retained FIA policies of approximately negative $500. For the three months ended September 30, 2021, as disclosed above in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, management’s estimated, amortized cost of servicing our retained FIA policies was approximately $2.4 million.

For the nine months ended September 30, 2021, GAAP interest credited totaled $1.9 million compared to $500 for the prior year. For the nine months ended September 30, 2021, as disclosed above in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in these expenses is GAAP interest credited related to our retained FIA policies of approximately positive $38. For the nine months ended September 30, 2021, as disclosed above in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, management’s estimated, amortized cost of servicing our retained FIA policies was approximately $4.3 million.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents totaling $81.5 million. During the first half of 2021, management used the proceeds from the capital raises in 2020 to purchase investments. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital transaction expenditures for the foreseeable future.

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

As discussed in Note 9. Reinsurance to the Consolidated Financial Statements, American Life had a legacy block of business that was ceded to a third-party reinsurer on July 1, 2018 through an indemnity reinsurance agreement that transferred 90% to an assumptive reinsurer, resulting in American Life transferring all the risk and financial obligations of those policyholders to the third-party reinsurer.

Comparative Cash Flows

Cash flow is an important component of our business model because we receive annuity premiums and invest them upon receipt for our reinsurers and us and for the benefit of our policyholders.

	Nine months ended September 30,
	2021	2020
(In thousands)
Net cash provided by operating activities	$917	$2,857
Net cash used in investing activities	(423,891)	(202,251)
Net cash provided by financing activities	352,782	292,110
Net (decrease) increase in cash and cash equivalents	(70,192)	92,716
Cash and cash equivalents:
Beginning of period	151,679	43,716
End of period	$81,487	$136,432

Cash Provided by Operating Activities

Net cash provided by operating activities was $917 for the nine months ended September 30, 2021, which was comprised primarily of capitalized DAC of $12.4 million, amounts recoverable from reinsurers of $6.7 million, and accrued investment income of $5.4 million. These were offset by policy liabilities of $14.8 million primarily due to an increase in deposit type contracts ceded to reinsurers; an increase in deferred coinsurance ceding commission due to a third-party reinsurance transaction of $9.6 million, and an increase in other assets and liabilities of $4.9 million.

Cash Used in Investing Activities

Net cash used for investing activities was $423.9 million. The primary use of cash resulted from our purchase of investments from sales of the MYGA and FIA products of $693.3 million. Offsetting this use of cash was our sale of investments in available-for-sale securities for proceeds of $269.5 million.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities was $352.8 million. The primary source of cash was net receipts on the MYGA and FIA products of $367.4 million and the primary use of cash was withdrawals on those products of $14.5 million.

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

Management, (with the participation of our principal executive officers and principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2021. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 1, 2021, we granted to an officer a stock option pursuant to our 2019 Long-Term Incentive Plan to purchase 4,000 shares of our voting common stock with a per share exercise price of $55.02. None of the options are currently exercisable. The option grant exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The options are non-transferable. The recipient of the option is financially sophisticated and has adequate access, through his employment and status as an officer of the Company, to information about us.

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

Dated: November 12, 2021

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