Form 10-K
period 2021-12-31
MIDWEST HOLDING INC.
filed 2022-03-25
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Registrant’s telephone number, including area code: (402) 817-5701

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviewed financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $111.0 million calculated by reference to the average of the bid and ask price of such voting common stock on June 30, 2021.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐   No ☒

As of March 24, 2022, there were 3,737,564 shares of voting common stock, par value $0.001 per share, issued and outstanding.

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

Factors that may cause our actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include among others, the following possibilities:

●	our business plan, particularly including our reinsurance strategy, may not prove to be successful;
●	the success of our recent changes in executive leadership;
●	our reliance on third-party insurance marketing organizations to market and sell our insurance products through a network of independent agents;
●	adverse changes in the ratings obtained from independent rating agencies;
●	failure to maintain adequate reinsurance;
●	our inability to expand our insurance operations outside the 22 states and District of Columbia in which we are currently licensed;
●	our insurance products may not achieve significant market acceptance;
●	we may continue to experience operating losses in the foreseeable future;
●	the possible loss or retirement of one or more of our key executive personnel;
●	intense competition, including the intensification of price competition, the entry of new competitors, and the introduction of new products by new and existing competitors;
●	adverse state and federal legislation or regulation, including limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products;
●	fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest-rate sensitive investments;
●	failure to obtain new customers, retain existing customers, or reductions in policies in force by existing customers;
●	higher service, administrative, or general expense due to the need for additional marketing, administrative or management information systems expenditures related to implementation of our business plan;
●	changes in our liquidity due to changes in asset and liability matching;
●	possible claims relating to sales practices for insurance products;
●	accuracy of management’s assumptions and estimates;

●	variability of statutory capital required to be held by insurance or reinsurance entities; and
●	lawsuits in the ordinary course of business.

See “Risk Factors” beginning on page 18 for further discussion of the material risks associated with our business.

You should not place undue reliance on any forward-looking statements. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Unless the context otherwise requires, we use the terms “Midwest Holding,” the “Company,” “we,” “us” and “our” in this Form 10-K to refer to Midwest Holding Inc. together with its consolidated subsidiaries and any reference to “Midwest” relates to Midwest Holding Inc. (parent) only.

Summary of Risks Associated with our Business and Voting Common Stock

Our business is subject to risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this report. A summary of these risks include, but are not limited to, the following:

●	Our reliance on third-party insurance marketing organizations to market and sell our insurance products could face difficulties that could adversely affect our results of operations and financial condition.

●	Our reinsurance program was designed to enable us to write larger amounts of business while limiting our risk exposure and maximizing the use of our available regulatory capital. Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be given that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as currently available. We remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by that reinsurer.

●	Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. The inability to obtain an upgrade to our financial strength rating from A.M. Best, or the possibility of a downgrade in our rating, may have a material adverse effect on our competitive position, the marketability of our product offerings.

●	Our new insurance products and other products we may develop may not achieve market penetration.

●	Fluctuations in interest rates causing a reduction of investment income or increase in interest expense and the market value of interest-rate sensitive investments could adversely affect our business.

●	The insurance industry is highly regulated and our activities are restricted as a result. State insurance regulators are charged with protecting policyholders and have broad regulatory, supervisory and administrative powers over our business practices, including, among other things, the power to grant and revoke licenses to transact business, and the power to regulate and approve underwriting practices and rate changes, which may delay the implementation of premium rate changes or prevent us from making changes we believe are necessary to match rate to risk.

●	The domiciliary regulator of American Life, the Nebraska Department of Insurance, imposes risk-based capital requirements on us to ensure that insurance companies maintain appropriate levels of surplus to support our overall business operations and to protect customers against adverse developments. If the amount of our capital falls below this minimum, we may face restrictions with respect to soliciting new business and/or keeping existing business. Similar regulations will apply in other states in which American Life currently or may operate.

●	We are highly dependent upon Georgette Nicholas, our Chief Executive Officer, and Mike Minnich, our President, and the loss of either of these officers could materially and adversely affect our business.

●	The annuity and life insurance industry is highly competitive. Many of the insurance companies authorized to do business in states where we conduct business are well-established companies with good reputations that offer broader lines of insurance products, have larger selling organizations, and possess significantly greater financial and human resources than we do. Our business will suffer if we are unable to compete effectively.

●	The ongoing events resulting from the outbreak of the COVID-19 pandemic, and the uncertainty regarding future similar events, could have an adverse impact on our financial condition and results of operations.

●	Our business plan, seeking to become a capital efficient, technology-enabled and service-oriented solutions provider to the annuity and life markets, may not be successful.

●	We have experienced significant operating losses and may not be able to reverse them in the foreseeable future.

●	The impact on customers and vendors of sustained or significant deterioration in national or worldwide economic conditions could adversely affect our business.

●	We are exposed to significant financial and capital markets risk, including changes in interest rates, equity prices, market volatility, the performance of the economy in general, the performance of the specific obligors included in our investment portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates.

●	Our business success depends, in part, on safe and effective information technology systems and on continuing to develop and implement improvements in our technology.

●	The market price and trading volume of our voting common stock has been volatile, which has resulted in and could continue to result in, rapid and substantial losses for our stockholders.

●	Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our voting common stock.

●	There may be future issuances or resales of our voting common stock, including by our management, which may materially and adversely affect the market price of our voting common stock.

●	We do not expect to pay any cash dividends to stockholders.

ITEM 1. BUSINESS.

Our Company and Business Model

We are a financial services company focused on helping people plan and secure their future by providing technology-enabled and services-oriented solutions to support individuals’ retirement through our annuity products. We currently distribute our annuities through independent distributors who are primarily independent marketing organizations (“IMOs”). Our operations are comprised of four distinct, inter-connected businesses. We seek to reinsure our annuity policies using a reinsurance platform that is attractive to traditional reinsurance entities and other institutional investors seeking above average risk-adjusted returns uncorrelated to the equity markets. To date we have developed relationships with reinsurers who capitalize and manage their own reinsurance capital vehicles utilizing our infrastructure and expertise. Our long-term goal is to build a platform that provides competitive annuity and life insurance products via efficient technology resulting in a seamless customer experience.

We believe that our operating capabilities and technology platform provides annuity distributors and reinsurers with flexible and cost-effective solutions. We seek to create value through our ability to provide the distributors and reinsurers with annuity product innovation, speed to market for new products, competitive rates and commissions, and streamlined customer and agent experiences. Our capital model allows us to support increasing annuity sales volumes with capital capacity provided by reinsurers.

We provide an end-to-end solution to manage annuity products that includes a broad set of product development, distribution support, policy administration, and asset/liability management services. Our technology platform enables us to efficiently develop, sell and administer a wide range of products. Our asset management services are also provided to third-party insurers and reinsurers.

We currently offer annuity products, consisting of multi-year guaranteed annuity (“MYGA”) and fixed indexed annuity (“FIA”) policies, through IMOs that in turn distribute our products and services to independent insurance agents in 22 states and the District of Columbia. We further provide IMOs with our product development expertise, administrative capabilities and technology platform.

We seek to reinsure substantially all of our annuity policies with third-party reinsurers and our captive reinsurance subsidiary, Seneca Reinsurance Company, LLC (“Seneca Re”). Our third-party reinsurers include traditional reinsurers and capital markets reinsurers, which are third-party investors seeking Our third-party reinsurers include traditional reinsurers and capital markets reinsurers, who are seeking exposure to reinsurance revenue and typically do not have their own reinsurance platforms or insurance related operations.

We were formed in 2003 as a financial services company and began our insurance operations in 2009. Following a change in control transaction in 2018, we began implementing our current business model and strategic plan. In December 2020, our voting common stock was listed on The Nasdaq Capital Market under the ticker symbol MDWT.

We operate our core business through four subsidiaries under one reportable segment. American Life & Security Corp. (“American Life”) is a Nebraska-domiciled life insurance company, that is also commercially domiciled in Texas and is currently licensed to sell, underwrite, and market life insurance and annuity products in 22 states and the District of Columbia. American Life obtained a financial strength rating of B++ (“Good”) from A.M. Best Company (“A.M. Best”), a leading rating agency for insurance companies, in December 2018 that was affirmed in December 2020 and February 2022. A.M. Best also upgraded American Life’s long-term issuer credit rating to bbb+ from bbb in December 2020 and affirmed in February 2022. All of our annuities are written by American Life.

Our other insurance subsidiary, Seneca Re, is a Vermont-domiciled sponsored captive reinsurance company established in early 2020 to reinsure various types of risks on behalf of American Life and third-party capital providers through special purpose reinsurance entities known as “protected cells.”  Through Seneca Re, we assist capital market investors in establishing and licensing new protected cells. 1505 Capital LLC, a Delaware limited liability company (“1505 Capital”), is an SEC registered investment adviser that provides financial, investment advisory, and management services.

We seek to deliver long-term value by growing our annuity volumes and generating profitable fee-based revenue. We generate fees and other revenue based on the gross deposits received on the annuity policies we issue, reinsure, and administer.

By reinsuring a significant portion of the annuity policies we issue, the level of capital needed for American Life is significantly less than retaining all of the business on its books. We believe this “capital light” approach has the potential to produce enhanced returns for our business compared to a traditional insurance company capital structure. This strategy helps alleviate our insurance regulatory capital requirements because policies that are reinsured require substantially less capital and surplus than policies retained by us. We also have the flexibility to selectively retain assets and liabilities associated with our policies for a period of time when we expect that doing so will provide an attractive return on our capital.

As of December 31, 2021, approximately 50% of the deposits received, in the current year, relating to our annuity products were ceded to reinsurance vehicles capitalized by third party reinsurers or held in protected cells within Seneca Re for future reinsurance transactions.

For the years ended December 31, 2021 and 2020, we generated $30.1 million and $10.6 million of revenue from investment income, realized gains on investments, ceding commissions earned, policy administration, and asset management fees.

In 2018, we launched our business plan to become a capital efficient, technology-enabled, and service-oriented solutions provider to the annuity and life markets. We provide insurance distributors and reinsurers with an end-to-end solution to develop, issue and administer annuity products.

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

Through our ancillary services businesses we administer the policies we issue and offer asset management services to our reinsurance partners for a fee. Through Seneca Re, we also assist capital market investors in establishing and licensing new special purpose reinsurance entities. We believe our broad service offering provides a growing and valuable fee stream, and expect that our policy administration and asset management fee income will increase as we grow our number of administered policies and the associated assets that we manage. In the future, we expect to have opportunities to increase our policy administration and asset management revenue by providing these services on a stand-alone basis to new customers.

We seek to create value for our distribution and reinsurance partners by facilitating product innovation, rapid speed to market for new products, competitively-priced products, streamlined customer and agent experience, and efficient technology-enabled operations. We generate fee income from reinsurers in the form of ceding commissions, policy administration fees, and asset management fees. We typically receive upfront ceding commissions and expense reimbursements at the time the policies are reinsured and policy administration fees over the policy lifetimes. We also earn asset management fees on the assets we hold that support the obligations of many of our reinsurers.

Our reinsurance strategy helps alleviate our insurance regulatory capital requirements because policies that are reinsured require substantially less capital and surplus than policies retained by us. In investing on behalf of our insurance and reinsurance company subsidiaries, we seek to maximize yield by constructing portfolios that include a diversified portfolio of bonds, mortgages, private credit and structured securities, including collateralized loan obligations while minimizing the difference in duration between our investment assets and liabilities.

Our Products

Through American Life we presently issue several MYGA and FIA products. American Life presently offers five annuity products, two MYGAs, a FIA, and two bonus plans associated with the FIA product. It is not presently offering any traditional life insurance products. Fixed annuities are a type of insurance contract in which the policyholder makes one or more premium deposits, earning interest at a crediting rate determined in relation to a specific market index, on a tax deferred basis. MYGAs are insurance contracts under which the policyholder makes deposits and earns a crediting rate guaranteed for a specified number of years before it may be changed. American Life’s MYGA products are three and five-year single premium deferred individual annuity contracts, providing consumers with an attractive, low risk, predictable and tax-deferred investment option. American Life’s FIA products are long-term (7 and 10-year) annuity products with interest rates that are tied, in part, to published stock market indices chosen by customers. The FIA products are modified single premium annuity contracts designed for individuals seeking to benefit from potential market gains with fully protected principal. American Life began selling its MYGA and FIA products in 2019.

We introduced two new indexes into the selections on FIA products. The S&P 500 ESG index for fixed annuities, comprised of a subset S&P 500 companies built to meet the increasing needs of investors seeking socially responsible investments aligned with a mainstream index which is published by one of the foremost index authorities in the world, S&P Dow Jones Indices (S&P DJI).

The Goldman Sachs Xenith Index is a multi-asset strategy that uses the anticipated macro regime, as identified by a leading economic indicator, to make asset allocations. By using a leading economic indicator, the Goldman Sachs Xenith Index differs from indices that rely on a backward-looking methodology alone. Instead of relying purely on the S&P 500 Index for exposure to U.S. equities, the index employs an intraday overlay that can reduce equity exposure based on intra-day trading "signals". As a result, the strategy incorporates real-time market movements, in addition to other factors, in its rules-based methodology.

We expect to expand American Life’s product line in the future and we recently introduced two index FIAs, the “S&P 500 ESG Index” and the “Goldman Sachs Xenith Index.” Depending on market demand, we expect to consider having American Life write a wide variety of insurance products, including fixed deferred, fixed indexed and other annuities. Any new insurance products we create must be filed with and approved by appropriate state insurance regulatory authorities before being offered to the public. American Life’s MYGA and FIA products were developed using an independent consulting actuary, and we expect that any new products will utilize similar services. Our long-term plan is to broaden  our products to life and Medicare supplements under attractive market conditions.

The table below sets forth American Life’s MYGA and FIA deposits received during the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
(In thousands)	Deposits Received(1)	Deposits Received(1)
Annuity Premium
MYGA	$126,588	$114,661
FIA	345,058	300,900
Total issued	$471,646	$415,561

1)	Under generally accepted accounting principles in the United States of America (“GAAP”), these products are defined as deposit-type contracts; therefore, the deposits received are accounted for under GAAP as deposit-type liabilities on our balance sheet and are not recognized as revenue in our consolidated statement of comprehensive loss. Under Statutory Accounting Principles, the MYGA and FIA premiums are treated as premiums written and as revenue when earned.

Our Ancillary Services

Policy Administration

We provide a cloud-based policy administration solution called “m.pas,” which operates as a division of American Life. We built m.pas to provide a scalable policy administration solution for annuity products. Its policy administration platform is a flexible solution designed to aggregate and manage structured and unstructured data, and provide operational efficiencies that lead to lower policy administration costs relative to traditional insurance carriers. This technology-enabled solution also provides relatively shortened new product launch capabilities and our platform facilitates integration of asset/liability management into traditional asset portfolio risk systems. We are under contract with most of our reinsurers to administer all policies ceded under our various reinsurance agreements. We believe this solution creates an opportunity to expand these services into a broader business as a third-party administrator (“TPA”) for other insurers.

Asset Management

1505 Capital provides asset-liability management services to American Life, third-party reinsurers and third-party insurance clients. 1505 Capital provides its expertise, and infrastructure to develop and implement customized solutions for clients seeking to optimize risk-adjusted portfolio yields, liquidity, maturity profile, risk and capital monitoring, and asset-liability management. 1505 Capital also focuses on originating and managing commercial mortgages, private credit, and structured products. We generally require reinsurers to secure their obligations to American Life in the form of assets deposited on American Life’s balance sheet  or via assets held in trust to provide security for potential claims. Reinsurers may appoint 1505 Capital to manage these assets pursuant to guidelines adopted by us that are consistent with state investment statutes and reinsurance regulations. At December 31, 2021, 1505 Capital had approximately $405 million total third-party reinsurer assets under management.

Our Partners

Distributors

We currently have selling agreements with eight IMOs that contract with numerous independent agents to sell our annuity policies. The IMOs recruit, train and support independent agents who sell annuities, life insurance and other financial products to consumers. Although we contract with the IMOs, we also have contracts with each agent. We require agents who distribute our policies to complete our product and compliance training in anti-money laundering, annuity products and annuity suitability, and the annuity products we offer. As of December 31, 2021, we had 1,686 active agents under contract.

We support our distribution partners by enabling them to introduce additional products, meet the needs of independent agents and consumers, implement flexible policy designs and bring new products to market quickly. Our technology capabilities allow for flexible product design with speed to market to meet the needs of independent agents and consumers. We believe that if we are able to achieve an upgrade of American Life’s A.M. Best rating to A-, it would increase the demand for our annuities, and would attract additional distribution and reinsurance partners, including small to mid-sized banks and broker-dealers.

Reinsurance.

As indicated above, reinsurance is an integral part of our business plan. We market, underwrite and issue annuity products through American Life and seek to reinsure the policies with third-party reinsurers and Seneca Re. We partner with traditional third-party reinsurers and reinsurers sponsored by capital markets investors, including asset managers and institutional investors. We believe this strategy helps us preserve our capital while supporting sales growth because we have lower capital requirements when the policy liabilities are reinsured than when we retain all of the policy liabilities.

In some cases, we will retain our policies for a period of time in our captive reinsurance company in order to create block reinsurance transactions. We expect that our ability to accumulate and reinsure larger portfolios of policies over time should increase the size and number of reinsurers who seek to reinsure our liabilities.

Seneca Re was formed to operate as a sponsored captive insurance company for the purpose of reinsuring insurance policies through protected cells, under Vermont insurance regulations. Seneca Re provides an efficient structure for capital markets investors to reinsure our policies through protected cells that we manage. As of December 31, 2021, through Seneca Re and American Life we had five reinsurance agreements with third parties and a reinsurance agreement with an affiliate of Crestline Assurance Holdings LLC, discussed below.

Our Technology

Our business model utilizes a modern, end-to-end, cloud-based technology platform that we began implementing in 2018. This platform enables us to develop, sell and administer a broad range of competitive annuity products. We license key components of our technology from third-party software providers, including product development, new business, distribution management and policy administration applications. We believe this strategy allows us to provide high quality technology capabilities with limited capital investment and increased flexibility. In addition, we have added several core technology integrations to optimize the speed and efficiency of our interactions with IMOs, their agents and policyholders, including document management, electronic application capability, secure log-ins, and an agent and policyholder portal. We believe our technology platform provides cost effective product development, sales and administration that enables us to control the growth of our operating and other expenses while expanding our operations and growing our sales volume.

Our Market Opportunity

We participate in a large U.S. market that we expect to grow in part due to a number of demographic trends. As measured by annual premiums written, annuities are the largest product line in the life, annuity, and accident and health sector. Annuities play an important role in retirement planning by providing individuals with stable, tax-efficient sources of income. In 2020 annuity premiums, accounted for $295 billion of annual premiums, or approximately 31% of the $963 billion of total annual life, annuity, and accident and health premiums according to Insurance Information Institute. The most common annuities are fixed and variable and can be written on an individual or group basis. Our current products are FIA’s written on an individual basis.

An increasing portion of the U.S. population is of retirement age and is expected to increase the retirement income needs of retirees. The number of people of retirement age has increased significantly since 2010, driven by the aging of the “Baby Boomer” generation. The U.S. population over 65 years old is forecast to grow from 56 million in 2020 to an estimated 81 million in the next 20 years, according to the U.S. Census Bureau, Population Estimates and Projections. This study also forecasted that U.S. population aged over 65 years old is expected to grow by 44% from 2020 to 2040, while the total U.S. population is expected to grow by only 12%.

Annuities in the U.S. are distributed through a number of channels, most of which are independent from the insurance companies that issue annuities. Independent distribution channels serve as the primary and a growing source of annuity distribution. In 2020, approximately 77% of U.S. individual annuity sales occurred through independent distributors, including independent agents, broker-dealers, and banks, representing an increase from approximately 70% in 2016 according to U.S. Individual Annuities, 2020 Year in Review, Life Insurance Marketing and Research Association (“LIMRA”), 2021. Independent agents are the second largest distribution channel, behind independent broker-dealers, accounting for approximately 19% of U.S. individual annuity sales in 2020. IMOs provide independent agents with access to annuity products along with operational support services and functionality to support the distribution services of the agents. The infrastructure and support services provided by IMOs to independent agents are critical to the success of independent agents and their ability to serve their customers and generate additional sales.

We believe that capital markets investors have been actively seeking investing in and acquiring insurance and reinsurance companies in recent years. Fixed annuities provide upfront premiums and stable, long-term payment obligations and are thus attractive sources of liability-funded assets for a variety of traditional and alternative asset managers and investors. However, there are significant regulatory and operational hurdles for capital providers looking to enter the insurance market. These hurdles are exacerbated by the limited legacy administrative capabilities, product development processes and technology systems, of traditional insurers and reinsurers. We provide asset managers and investors the ability to seamlessly access funding from annuities through a variety of reinsurance entities that we can form quickly and operate efficiently with lower upfront and ongoing regulatory and operating costs.

We operate in highly competitive markets with a variety of participants, including insurance companies, financial institutions, asset managers, and reinsurance companies. These companies compete in various forms in the annuity market, for investment assets and for services. We seek to build strong relationships along with offering technology-enabled and services-oriented solutions for our partners.

Our Competitive Strengths

Differentiated Value Proposition

We provide annuity product development and asset management services, enhanced by American Life’s A.M. Best financial strength rating and licenses to sell annuity products in 22 states and the District of Columbia. We have developed and implemented a technology platform and administrative services that we believe provides us with the opportunity to expand our revenue opportunities, lower our operating costs on a per policy basis and increase customer value for our distribution partners. We believe our business model and multi-service capabilities provide our reinsurance and capital provider participants with attractive capital deployment opportunities.

We  also believe our ongoing strategy to have American Life become licensed to sell insurance in additional states and seek a higher A.M. Best rating will further strengthen our value.

Multiple Revenue Sources

Our business model generates upfront ceding commissions and fee-based revenue from recurring policy administration and asset management fees. We receive ceding commissions and expense reimbursement from reinsurers at the time we cede our primary insurance liabilities to them, providing meaningful cash flow. During the years ended December 31, 2021 and 2020, we generated $11.2 and $10.6 million, respectively, in upfront ceding commissions. On our balance sheet is an item “deferred gains on reinsurance” equaling $28.5 million and $18.2 million as of December 31, 2021 and 2020, respectively which will be earned as revenue over the contract periods. Amortization of the deferred gain on reinsurance was $3.0 million and $1.8 million for the years ended December 31, 2021, and 2020, respectively, and was recognized as revenue under GAAP. We also receive policy administration fees on annuities that we issue and manage, and we receive asset management fees from most of our third-party reinsurers relating to assets they deposit as collateral to cover claims on the policies they reinsure. These fees are typically received over the life of our annuity products, usually over five to ten years, thereby providing a stable revenue stream.

Capital Structure

Our business model utilizes our insurance and reinsurance industry participants to transfer assets and liabilities associated with our issued annuities to third-party capital providers and Seneca Re via reinsurance agreements. This strategy reduces our regulatory capital and surplus requirements because policies that are reinsured require less capital and surplus reserves than policies retained by us, allowing us to grow our business without significant capital constraints.

Effective Use of Technology

We believe we are well-positioned to capitalize on the accelerating trend of digital transformation across the insurance industry. We believe our modern, fully functional technology platform provides us a significant opportunity to penetrate large addressable markets with our compressed product development cycles.

Scalable, Low-Cost Operations

We focus on investing in technology enhanced processes that improve the efficiency and effectiveness of developing, distributing, issuing and managing our annuity products. We believe our model allows us to develop attractively priced products that are desirable for our IMOs to market. We currently operate on a small scale in a large addressable market. Going forward, our technology platform and streamlined processes should enable us to be scalable and allow us to produce incremental premium volumes without significant additional investment in infrastructure and with low incremental fixed operating costs.

Lower-Risk, Business Model

We believe our business model enables us to operate with reduced risk because we reinsure a substantial portion of our business. While we would have to pay policy claims in the event of non-payment of them by any of our reinsurers, we often obtain collateral from reinsurers to provide for policy claims or use reinsurers who have creditworthy ratings. Further, we have designed American Life’s MYGA and FIA products to have fixed, predictable costs with low volatility and surrender charges that discourage redemptions prior to maturity and contain features to reward persistency.

We generate revenue through the ceding commissions and other fee income we receive from our reinsurance providers and the ancillary services we provide. Also, we incur minimal direct expenses associated with the ceding commissions we generate, and we incur low incremental expenses on additional policy volumes we produce. As a result, we believe we will be able to achieve profitable incremental fee-based revenue from additional premium volume. Because we have a fully integrated technology platform, we also expect that we will be able to increase our operating margins as we continue to scale our business.

Entrepreneurial, Highly Experienced and Aligned Management Team

Our highly experienced, entrepreneurial senior management team has extensive experience in insurance, technology, and investment management. Georgette Nicholas, our Chief Executive Officer has more than 30 years’ experience in the global financial services industry including insurance reinsurance and capital markets. She has a commitment to developing strong culture and leadership in organizations, supporting diversity and inclusion to grow engagement. Ms. Nicholas previously held the position of CEO and Managing Director for Genworth Mortgage Insurance Australia, a publicly listed Australian Securities Exchange Ltd company in Sydney, Australia. She also held various roles with Genworth Financial, Inc. in investor relations, chief financial officer roles in the mortgage insurance business and controllership. Ms. Nicholas also worked in public accounting, including as a firm director with Deloitte.

Michael Minnich, our President, has over 25 years of experience in asset management, insurance company management, technology and risk management. Prior to joining Midwest, Mr. Minnich served as managing member of Rendezvous Capital LLC, a New York firm advising insurers on capital and investments. Previously, he was a Managing Director at Swiss Re, where he managed a multibillion-dollar investment portfolio.

Our Growth Strategy

Expand Market Presence

We believe that our current product offerings should enable us to achieve policy sales growth as we increase the number of states in which we become licensed to sell insurance. Many of our IMOs distribute to insurance agents throughout the United States, and we expect they will increase their sales volume as American Life enters new states.

The 22 states and District of Columbia in which we currently operate represented over $113 billion in total annuity premiums during 2021. By comparison, we generated $417.6 million of total annuity premiums under SAP for the year ended December 31, 2021.

Develop Additional Distribution and Reinsurance Relationships

We currently distribute annuity products through eight third-party IMOs. We believe our product development, prompt policy processing, operating flexibility and speed to market make us a desirable partner for insurance distributors. We will seek to grow by increasing volumes with our current IMOs and by establishing new IMO relationships.

We are seeking to leverage the relationships we have with reinsurers, capital markets investors and reinsurance intermediaries to develop additional reinsurance relationships. In addition, as indicated above we established Seneca Re in early 2020 to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of insurance risks for American Life and various and third-party capital providers through protected cells. Also, in early 2020, we developed a strategic relationship with Crestline Assurance Holdings LLC and its affiliates discussed below to provide reinsurance capital and access to quality assets with attractive risk-adjusted returns.

Exploit Established Corporate Platform

We believe that we have the leadership and corporate culture, industry relationships, infrastructure and technology to achieve growth and improve operating margins with increased annuity sales. We believe we have an efficient corporate platform to support increased sales volumes, an expansion of our distribution relationships and the development of new annuity products without significant additional incremental costs.

Revenue from Policy Administration and Asset Management Services

In addition to the ceding commissions we receive through our reinsurance strategy, we generate recurring fee income for providing policy administration and asset management services to third-party reinsurers. We are contracted to administer all of our policies ceded under various reinsurance agreements. We also provide asset management services for most of our third-party reinsurers. We believe these complementary services provide a differentiated solution to third-party reinsurers that should assist us in developing additional reinsurer relationships.

Continue to Invest in Technology Capabilities

Our business strategy is centered upon our commitment to apply technology to improve and expand our business. We have developed a modern technology platform with a combination of proprietary and third-party systems that enables us to efficiently develop, sell and administer a broad range of annuity products. We expect to continue to develop our technology platform to expand the technology-enabled capabilities we offer to distributors and reinsurers.

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

In June 2019, the Xenith Series C Preferred Stock and convertible senior secured notes were converted into 145,709 shares and 1,855,361 shares of our voting common stock, respectively. In August 2020, Xenith distributed all of its shares of our voting common stock to its members, including Vespoint. On November 10, 2020, Vespoint distributed all of its shares of our voting common stock to its members.

In August 2020, we effected a 500 for one reverse stock split of our issued and outstanding shares of voting common stock, and we reincorporated in Delaware.

On December 17, 2020, our voting common stock was listed on The Nasdaq Capital Market under the symbol “MDWT.”  On December 21, 2020, we completed a public offering of 1,000,000 shares of our voting common stock at a price to the public of $70.00 per share. The aggregate net proceeds of the offering were approximately $65.1 million, after deducting underwriting discounts and commissions.

On November 10, 2021, Midwest purchased 1,000 shares of Common Stock, $.01 par value per share for a total purchase price of $5.7 million for 100% ownership in an intermediary holding company Midwest Capital Corporation. Also, on November 10, 2021, Seneca Re Protected Cell 2021-03 (“SRC3”) was granted a Certificate of Authority by the Vermont Department of Financial Regulation. The intermediary holding company contributed capital of $5.5 million to purchase 100% of SRC3 Class A and B capital stock. Also, on November 10, 2021, American Life and SRC3 entered into a Funds Withheld and Modified Coinsurance Agreement, whereby, SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA and quota share percentage of 45% of American Life’s FIA products.

As discussed above, Midwest owned 100% in SRC1 by contributing a total of $21.4 million. On December 30, 2021, Midwest closed the sale of approximately 70% of Seneca Incorporate Cell, LLC 2020-01 (“SRC1”) to a subsidiary of ORIX Corporation USA “ORIX USA”) for $15.0 million. Under the terms of the agreement, Midwest holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, will be the manager of the assets underlying SRC1’s reinsurance obligations going forward, replacing Midwest’s asset management arm, 1505 Capital LLC.

Crestline Relationship

On April 24, 2020, we entered into a Securities Purchase Agreement with Crestline Assurance Holdings LLC (“Crestline”) an institutional alternative investment management firm under which we issued 444,444 shares of our voting common stock to Crestline for aggregate proceeds of $10.0 million. Also, on April 24, 2020, we issued 231,655 shares of our voting common stock to various other investors in separate transactions for approximately $5.3 million. We contributed $5.0 million of the net proceeds to American Life and used $3.3 million of the proceeds to capitalize Seneca Re and its first protected cell. We also entered into a Stockholders Agreement along with Xenith and Vespoint that grants Crestline certain rights. Also, Douglas K. Bratton, a principal of Crestline, was appointed as a director of both our board of directors and the American Life board of directors.

In addition, on April 24, 2020, American Life entered into a three-year master letter agreement and related reinsurance, trust and asset management agreement with Seneca Re and a Crestline affiliate regarding the flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA and quota share percentage of 40% of American Life’s FIA products. The Crestline affiliate contributed $40.0 million of assets to capitalize SRC2 now known as Crestline Re SP1 (“Crestline SP1”). Through December 31, 2021, American Life had ceded $227.2 million face amount of annuities to Crestline SP1. American Life received total ceding commissions of $12.9 million and expense reimbursements of $24.1 million in connection with these transactions for the year ended December 31, 2021. Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline SP1, a segregated portfolio company of Crestline Re SPC, under which the above described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline SP1.

Employees

As of December 31, 2021, we had 64 full time employees. Our headquarters is in Lincoln, Nebraska and has an office in New York. We consider our relations with our employees to be good.

We are committed to creating an environment of diversity, equity and inclusion as part of our foundational values. Recruiting, developing and retaining talent is a key to succeeding in growing our business.

Regulation

General

Our insurance subsidiaries are subject to extensive regulation and supervision by the states in which they are domiciled, particularly with respect to their financial condition. American Life is domiciled in Nebraska and commercially domiciled in Texas, where it is regulated and supervised by the NDOI and the Texas Department of Insurance, respectively. Seneca Re is domiciled in Vermont where it is regulated and supervised by the Vermont Department of Financial Regulation. Our insurance subsidiaries are also subject to regulation by all states in which they transact business, which oversight in practice often focuses on review of their market conduct. American Life is licensed to conduct insurance business and is therefore subject to regulation and supervision by insurance regulators, in 22 states and the District of Columbia. Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of reinsuring various types of risks of its participants through one or more special purpose reinsurance or “protected cell” entities and to conduct any other business that is permitted for sponsored captive insurance companies under Vermont insurance regulations. The extent and scope of insurance regulation varies between jurisdictions, but most jurisdictions have laws and regulations governing the financial security of insurers, including admittance of assets for purposes of calculating statutory surplus, standards of solvency, reserves, reinsurance, capital adequacy and the business conduct of insurers.

In addition, statutes and regulations require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates. State statutes and regulations also prescribe the permitted types and concentrations of investments by insurers. The primary purpose of this insurance industry regulation is to protect policyholders. Life insurance companies are required to file detailed quarterly and annual financial statements with insurance regulatory authorities in each of the jurisdictions in which they are licensed to do business, and their operations are subject to periodic examination by such authorities. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit the ability to continue to do business policies if, in their judgment, the regulators determine that an insurer is not maintaining necessary statutory surplus or capital or if the further transaction of business will be detrimental to its policyholders.

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

Insurance holding company regulation

We are an insurance holding company and, together with our insurance subsidiaries and our other subsidiaries and affiliates, are subject to the insurance holding company system laws of Nebraska, Texas and Vermont. These laws vary across jurisdictions, but generally require insurers that are members of such insurance holding company’s system to register with the jurisdiction’s insurance regulatory authorities, to file reports disclosing certain information, including their capital structure, ownership, management, financial condition, enterprise risk and own risk and solvency assessment.

These laws also require disclosure of certain qualifying transactions between or among our insurance subsidiaries and us or any of our other subsidiaries or affiliates to which one or more of our insurance subsidiaries is a party. Such transactions could include loans, investments, sales, service agreements and reinsurance agreements among other similar inter-affiliate transactions. These laws also require that intercompany transactions be fair and reasonable and not adversely affect the interests of policyholders. In certain circumstances, the insurance company must give prior notice of the transaction to the insurance department in its state of domicile, and the insurance department must either approve or disapprove the subject intercompany transaction within defined periods. Further, these laws require that an insurer’s surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and its financial needs.

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

Credit for reinsurance

State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. Credit for reinsurance means the ceding company is permitted to reflect in its statutory financial statements a credit in an amount equal to the ceding company’s liability that is reinsured. In general, credit for reinsurance is allowed if the reinsurer is licensed or “accredited” in the state in which the ceding insurer is domiciled; or if neither of the above applies, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the ceding insurer, or the deposit of assets into a trust fund established for the benefit of the ceding insurer.

Statutory examinations

Our insurance subsidiaries are required to file detailed quarterly and annual financial statements, in accordance with SAP with regulatory officials in each of the jurisdictions in which they conduct business. As part of their routine regulatory oversight process, the NDOI, the Texas Department of Insurance and the Vermont Insurance Department conduct periodic detailed examinations, generally once every three to five years of the books, records, accounts and operations of our insurance subsidiaries domiciled in their states. The State of Nebraska began a scheduled examination of American Life for the period of 2017-2019 in January 2021. On September 30, 2021, the NDOI completed their examination for American Life through 2019 and issued the final report.

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

The RBC Report is used by insurance regulators to set in motion appropriate regulatory actions relating to insurers that show indications of weak or deteriorating conditions. RBC is an additional standard for minimum capital requirements that insurers must meet to avoid being placed in receivership by regulators. The annual RBC Report, and the information contained therein, is not intended by the NAIC as a means to rank insurers.

RBC is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. It provides a means of setting the capital requirement in which the degree of risk taken by the insurer is the primary determinant. The value of an insurer’s Total Adjusted Capital, which is the sum of its year-end statutory capital and surplus, in relation to its RBC, together with its trend in its Total Adjusted Capital, is used as a basis for determining regulatory action that a state insurance regulator may be authorized or required to take with respect to an insurer.

Market Conduct Exams

Our insurance subsidiaries are subject to periodic market conduct exams (“MCE”) in any jurisdiction where they do business. A MCE typically entails review of business activities, such as operations and management, complaint handling, marketing and sales, producer licensing, policyholder service, underwriting, and claims handling. Regulators may impose fines and penalties upon finding violations of regulations governing such business activities. To date, neither American Life nor Seneca Re have been the subject of such market conduct exam.

Form approvals

Our insurance subsidiaries are subject to state laws and regulations regarding form approvals. In most states, insurance policies are subject to prior regulatory approval in the state in which the policy is sold.

Unfair claims practices

Insurance companies are prohibited by state statutes from engaging in unfair claims practice. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions; failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies; and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled.

Assessments against insurers

Under the insurance guaranty fund laws, which exist in each state and the District of Columbia, licensed insurers can be assessed by insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Most of these laws provide for annual limits on the assessments and for an offset against state premium taxes. These premium tax offsets must be spread over future periods ranging from five to 20 years. Since these assessments typically are not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, we cannot accurately determine the amount or timing of any future assessments.

Regulation of investments

Our insurance subsidiaries are subject to state laws that restrict the kinds of investments they can make. These laws require diversification of our investment portfolios and limit the amounts of investments in certain asset categories, such as below-investment grade fixed income securities, equity real estate, other equity investments and derivatives. Failure to comply with these requirements and limitations cause affected investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, could require the divestiture of such nonqualifying investments. American Life’s investment guidelines, including its Derivative Use Plan, have been filed with the Nebraska Department of Insurance.

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

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. The ORSA Model Act imposes more extensive filing requirements on parents and other affiliates of domestic insurers. Our insurance company subsidiaries are not subject currently to the requirements of the ORSA Model Act adopted in Nebraska, Texas and Vermont, respectively, however, will be when their direct written premiums and unaffiliated assumed premiums, if any, exceed $500 million. As of December 31, 2021, had direct written premiums of approximately $472 million.

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

Cybersecurity regulation

The NAIC adopted the Insurance Data Security Model Law in October 2017. This law establishes standards for data security and for the investigation and notification of certain cybersecurity events. As of the date of this filing, 11 states have adopted the model law or a variation of it. We expect that additional regulations could be enacted in other jurisdictions that could impact our cybersecurity program. Depending on these and other potential implementation requirements, we will likely incur additional costs of compliance.

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

Business Risks

We have a limited operating history under our business plan and our business plan may not be successful.

We face all of the risks inherent in establishing an unseasoned business, including limited capital, unanticipated administrative costs, uncertain product markets, possible lack of market acceptance of new annuity products and corresponding lack of significant revenues, as well as intense competition from better-capitalized and more seasoned companies with respect to any annuity products we may seek to create and distribute. We have no control over general economic conditions, competitors’ products or their pricing and customer demand and we have limited control over necessary costs of marketing in seeking to build and expand our business. Such costs may be significantly higher than we anticipate. For example, our general and administrative costs in 2021 were significantly higher than we expected. There can be no assurance that our proposed business plan will be economically successful or result in significant revenues to the extent that we achieve profits, and the likelihood of any success must be considered in light of our lack of operating history under our recently reconstituted executive leadership, our business plan and our limited capital. The lack of a seasoned operating history makes it difficult to predict our future revenues or results of operations.

Our business plan provides that we will seek to utilize American Life and its technology, product development and administration capabilities to distribute insurance products through third-party marketing organizations. As part of this plan, American Life has obtained a “B++” (“Good”) A.M. Best financial strength rating and an A.M. Best bbb+ long-term issuer credit rating. American Life is seeking to become licensed to sell insurance in additional states. We cannot make any assurance that our business plan will achieve economic success and we anticipate implementation of our business plan will take place over several years. Some of these material risks include market non-acceptance of our new products, non-acceptance of our products by our IMOs and their agents, shortcomings or failures in our technology or encountering other problems that we may not be able to overcome and unforeseen difficulties obtaining financially capable reinsurance providers.

Our use of IMOs could face several difficulties that could adversely affect our results of operations and financial condition.

We create and sell annuity products through IMOs that provide the sales agents and infrastructure in order to sell our products. This strategy entails several significant risks, including the possibility that our IMOs will not be able to successfully sell our products or will not devote sufficient time and attention to sell our products. It should be noted that we will have no control over any IMOs and, therefore, any sales success regarding our products will be substantially dependent upon the efforts of those organizations and their sales agents. Also, we have concentrated channels of product distribution because we have eight IMOs as of December 31, 2021. If any one of our IMOs does not perform within our expectations, our results of operation could be materially adversely affected and our financial condition would suffer.

Our strategy to reinsure the annuity policies we write may not be successful.

As part of our business plan, American Life intends to cede its annuity policies to other companies through reinsurance agreements. However, American Life will remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by that reinsurer. The failure of any one of American Life’s reinsurers would likely have a material adverse economic effect on American Life, and the value of our voting common stock would likely decline significantly as well. Thus, it is critical that we adequately assess the financial strength of our reinsurers on an ongoing basis. If we fail to adequately assess reinsurer payment risk including any amounts of collateral we may hold as security for claims payments we may require them to back up their potential obligations, we could be faced with severe economic consequences in the event any reinsurer does not meet its financial obligations to the policyholders of the annuities that we cede to the reinsurer. Also, we have a concentrated group of reinsurers, which heightens the risks we face should any reinsurer not meet its obligations to annuitants who purchase annuities from us.

We face a risk of non-availability and increased cost of reinsurance.

Market conditions beyond our control determine the availability and cost of the reinsurance we may seek to purchase. We can offer no assurance that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available to us. If we are unable to maintain our current level of reinsurance or to purchase new reinsurance in amounts that we consider sufficient and at prices that we consider acceptable, we would either have to accept an increase in our net insurance liability exposures or reduce our insurance writings. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance treaty could subject us to credit risk with respect to our ability to recover amounts due from reinsurers. Because of these risks, we may not be able to collect all amounts due to us from reinsurers. Further, reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.

We may be unable to expand insurance operations to other states to any significant degree.

A significant part of our business plan is expanding the ability of American Life to sell insurance in more states. At present, American Life is licensed to sell insurance in 22 states and the District of Columbia. While we are seeking to expand to additional states, we cannot assure you that these efforts will be successful, and to the extent they are not, our ability to achieve product scale and significant annuity sales will be adversely affected. Our results of operations and future prospects will in turn be adversely affected.

Our business success depends, in part, on effective information technology systems and on continuing to develop and implement improvements in our technology.

We depend in large part on our technology systems for conducting our business, as well as for providing the data and analytics we utilize to manage our business. Our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems in a cost efficient manner. System development projects may not deliver the benefits we expect, or may be replaced or become obsolete more quickly than expected, which could result in increased expenses. If we do not effectively and efficiently manage and upgrade our technology systems, or if the costs of doing so are higher than we expect, our ability to provide services to new and existing customers in a cost-effective manner and our ability to implement our business plan could be adversely impacted.

We are faced with credit risks of our counterparties, which may have a material adverse effect on our operating results and financial condition.

In our investments we are exposed to many different industries, issuers and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of the counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral that we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount due to us. We may have further exposure to these issuers in our holdings in unsecured debt instruments and derivative transactions of these issuers. There can be no guarantee that any such realized losses or impairments to the carrying value of these assets would not materially and adversely affect our results of operations and financial condition.

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

The operating results of insurance companies are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. The insurance business is intensely competitive. Our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain IMOs to market our insurance products, our ability to develop competitive and profitable products and our ability to obtain acceptable financial strength ratings. In connection with the development and sale of products, American Life encounters competition from other insurance companies, most of whom offer annuity products and have financial and human resources substantially greater than American Life’s, as well as competition from other investment alternatives available to potential annuitants.

American Life competes with several hundred other insurance companies in the United States. Most of these companies have greater financial resources, longer business histories, and more diversified lines of insurance coverage than American Life. These larger companies also generally have large sales forces. We also face competition from direct mail and email sales marketers. We may not be able to compete successfully against these competitors.

Changes in the tax laws could adversely affect our business.

Congress has from time to time considered possible legislation that would eliminate the deferral of taxation on the accretion of value within certain annuity products. This and similar legislation could adversely affect the sale of annuities and life insurance compared with other financial products if such legislation were to be enacted. In addition, we could be unable to attract reinsurance capital. There can be no assurance as to whether any such legislation will be enacted or, if enacted, whether such legislation would contain provisions with possible adverse effects on any annuity products that we develop.

Under the Internal Revenue Code of 1986, income taxes payable by policyholders on investment earnings is deferred during the accumulation period of certain annuity and life insurance products. This favorable tax treatment may give certain insurance products a competitive advantage over other non-insurance products. To the extent that the Internal Revenue Code may be revised to reduce the tax-deferred status of annuity and life insurance products, or to increase the tax-deferred status of competing products, American Life and its industry as a whole would be adversely affected with respect to their ability to sell products. In addition, annuity and related life insurance products are often used to fund estate tax obligations. We cannot predict what future tax initiatives may be proposed with respect to the estate tax or other taxes that may materially adversely affect us.

Some of our investments are relatively illiquid.

We hold certain investments that may lack liquidity, such as certain fixed maturity securities (including collateralized loan obligations,  and mortgage loans). We do not have the present intent to sell, nor is it more likely than not that we will be required to sell, debt securities in an unrealized loss position. Investment losses, however, may be realized to the extent liquidity needs require the disposition of debt securities in unfavorable interest rate, liquidity or credit spread environments.

We have exposure to mortgage loans on real estate, which could cause declines in the value of our investment portfolio.

Securities and other capital markets products with respect to mortgage lending may become less liquid than conventional securities such as stocks and bonds. The value of our investments in mortgage loans may be negatively impacted by an unfavorable change in or increased uncertainty regarding delinquency rates, and refinancing availability. In addition, commercial mortgages are sensitive to the strength of the related underlying mortgage loans, the U.S. economy, and the supply and demand for commercial real estate. The value of our investments in mortgage loans and determination in loss allowances regarding such investments may be negatively impacted by declining loan to value ratios, especially with respect to loan to value ratios that exceed 80%. For the year ended December 31, 2021, our commercial mortgage loans investment portfolio had approximately $5.2 million in loans at or exceeding an 80% loan-to-value ratio compared to zero for the preceding year. Deterioration in the performance of the residential and commercial mortgage sector, including as a result of the COVID-19 pandemic or additional risk of loss in connection with increasing loan-to-value ratios, could cause declines in the value of that portion of our investment portfolio. The carrying value of our mortgage loans on real estate as of December 31, 2021 and 2020, was $183.2 million and $95.0 million, respectively. See “Management’s Discussion of Financial Condition and Results of Operations.”

Changes in regulations regarding suitability of product sales and fiduciary/best interest standards may affect our operations and profitability.

Our annuity sales practices are subject to strict regulation. State insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of annuities. In addition, our insurance operations may be impacted by actions taken by the NAIC, the U.S. standard setting and regulatory support organization created and governed by the chief insurance regulatory authorities of the 50 states, the District of Columbia and the five U.S. territories. Some states have enacted or proposed legislation to impose new or expanded fiduciary/best interest standards on broker dealers, investment advisors and/or insurance agents providing services to customers. Any material changes to the standards governing our sales practices, including applicable laws and regulations, could adversely affect our business, results of operations and financial condition.

The inability to obtain upgrades to our financial strength and other ratings from A.M. Best, or the possibility of a downgrade in our ratings, may have a material adverse effect on our competitive position, the marketability of our annuity product offerings, and our liquidity, operating results, financial condition and prospects.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. Many insurance buyers, agents, brokers, and secured lenders use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance or in determining the financial strength of the company that provides insurance with respect to the collateral they hold. American Life currently has an A.M. Best financial strength rating of B++ (Good) and long-term issuer credit rating of bbb+. A.M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances, and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk, and event risk. On an ongoing basis, rating agencies such as A.M. Best review the financial performance and condition of insurers and can downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital, a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control. All ratings are subject to continuous review; therefore, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our competitiveness, the marketability of our product offerings, and our ability to grow in the marketplace.

Our new insurance products and other products we may develop may not achieve market penetration.

As discussed elsewhere in this Annual Report on Form 10-K, our marketing strategy is focused on the sale of MYGA and FIA products through IMOs. These products may not achieve market acceptance or penetration to any meaningful degree, and any significant sales of these products cannot be assured, nor can we assure that any other insurance products we attempt to sell will achieve any degree of sustained marketing success. We are seeking to streamline the costs of developing and placing our annuity products into the marketplace to be sold by IMOs. We may encounter unexpected development costs or lack of IMO acceptance of our products, in which case our financial results would be disappointing.

We are highly dependent upon Georgette Nicholas and Michael Minnich, and the loss of any of these officers could materially and adversely affect our business.

Our ability to operate successfully is dependent primarily upon the efforts of Georgette Nicholas and Mike Minnich, our key executive officers. The loss of the services of any of these individuals could have a material adverse effect on our ability to pursue our business plan. We have employment agreements with Ms. Nicholas and Mr. Minnich and we have limited “key person” life insurance on Mr. Minnich, but there are no restrictions on their termination of employment with us.

Midwest is a holding company whose principal operating subsidiary is American Life.

Midwest depends primarily on reimbursement of costs from American Life, Seneca Re, and 1505 Capital and has no other significant source of revenue. Our change in control that occurred in 2018 with the infusion of capital from Xenith, discussed above, along with net proceeds of 2020 public offering of our voting common stock, may not provide adequate long-term financing to support our contemplated expansion of American Life’s business or any continued reimbursements to Midwest. If there is not a substantial expansion of American Life’s business, it may not be able to provide funds to Midwest to enable Midwest to meet its obligations. American Life is also restricted by state insurance laws as to fund transfers, by way of dividends or otherwise, to Midwest.

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

We commenced our business plan in mid-2018 and introduced our first annuity products in 2019. We incurred a substantial operating loss in 2021 and 2020 and there can be no assurance of our future profitability. Because ceding commissions from reinsurance are amortized over the life of the policy, we expect several years of insurance policy sales growth will be necessary until we achieve net income on a GAAP basis.

American Life may encounter regulatory difficulties or fail as a result of being inadequately capitalized.

American Life must have adequate capital and surplus capital, calculated in accordance with statutory accounting principles (“SAP”) prescribed by state insurance regulatory authorities to meet regulatory requirements in Nebraska, the state of domicile of American Life. It had approximately $74 million of capital and surplus (based upon SAP) as of December 31, 2021. Because we have embarked upon a business plan under which we write new insurance business and seek to cede a substantial amount of the risk to third-party reinsurers, the NDOI may require additional amounts of capital and surplus to support the expanded business of American Life going forward. The amount of capital and surplus of American Life ultimately required will be based on certain “risk-based capital” standards established by statute and regulation administered by the NDOI. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with SAP, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by reviewing certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If American Life fails to maintain required capital levels in accordance with the “risk-based capital” system, its ability to conduct business would be compromised and our ability to expand our insurance business would be significantly reduced absent a prompt infusion of capital into American Life.

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

We may at some time pursue acquisitions of insurance-related companies. If we were to pursue acquisitions, we would compete with other companies, most of which have greater financial and other resources than us. Further, if we were to succeed in consummating acquisitions, our business, financial condition and results of operations may be negatively affected because:

●	some of the acquired businesses may not achieve anticipated revenues, earnings or cash flows;
●	we may have to assume liabilities that were not disclosed or exceed estimates;
●	we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational, and other benefits in a timely manner;

●	acquisitions could disrupt our on-going business, distract our management, and divert our financial and human resources;
●	we may experience difficulties operating in markets in which we have no or only limited direct experience; and
●	of the potential for loss of customers and key employees of any acquired company.

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

Trading and prices of our voting common stock was highly volatile in 2021 and could be subject to wide fluctuations in the future. There are many factors that will impact our stock price and trading volume, including, but not limited to, the factors listed above under “Risks Related to Our Business.” In addition, the low trading volume in our voting common stock may fluctuate and cause significant price variations to occur. If the market price of our voting common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our voting common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our voting common stock include:

●	operating results that vary from the expectations of investors and securities analysts;
●	significant sales of our voting common stock or other securities in the open market;
●	lack of interest in our voting common stock from institutions, securities analysts, and retail investors;
●	quarterly variations in our operating results;
●	changes in investment valuations;
●	changes in the industries in which we operate;
●	announcements by us or companies in our industries of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments, plans, prospects, service offerings or operating results;
●	additions or departures of key personnel;
●	future sales of our securities;
●	developments in the financial markets and worldwide or regional economies;
●	announcements of innovations or new products, solutions or services by us or our competitors;
●	variations in interest rates; and

●	changes in accounting principles.

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

Our shares of voting common stock are listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, Nasdaq may take steps to delist our voting common stock. Such a delisting would likely have a negative effect on the price of our voting common stock, and would impair your ability to sell our voting common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our voting common stock to become listed again, stabilize the market price or improve the liquidity of our voting common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” which generally means that our outstanding common stock held by non-affiliates had a market value of less than $250 million as of the last business day of our second fiscal quarter. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. Further, a material weakness in internal controls may remain undetected for a longer period because of our extended exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act.

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

The sale of a substantial number of shares of our voting common stock or securities convertible into, or exchangeable or exercisable for, shares of our voting common stock, whether directly by us in future offerings or by our existing stockholders in the secondary market, the perception that such issuances or resales could occur or the availability for future issuances or resale of shares of our voting common stock or securities convertible into, or exchangeable or exercisable for, shares of our voting common stock could materially and adversely affect the market price of our voting common stock and our ability to raise capital through future offerings of equity or equity-related securities on attractive terms or at all.

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

As of December 31, 2021, our executive officers and directors beneficially owned 954,081 shares of our voting common stock, representing approximately 25.3% of the outstanding shares of our voting common stock.

Accordingly, our executive officers and directors, through their beneficial ownership of our voting common stock, will be able to significantly influence the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to our certificate of incorporation or bylaws, mergers or other business combination transactions, and certain sales of assets outside the regular course of business. The interests of our executive officers and directors may not coincide with the interests of our other stockholders, and they could take actions that advance their own interests to the detriment of our other stockholders.

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

To date, we have never declared or paid any cash dividends to our stockholders and do not expect to do so for the foreseeable future. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial conditions, operating and capital requirements, and other factors as the board of directors considers relevant. In addition, our ability to pay cash dividends depends, in part, upon on the ability of American Life to provide us with payments from its operations, which are subject to prior regulatory approval for the most part. American Life, as an insurance company is subject to significant regulatory restrictions limiting its ability to declare and make payments to Midwest, such as dividends.

If securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding us, our voting common stock price and trading value could decline.

The trading market for our voting common stock is influenced by research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model or our voting common stock performance, or if our target operating results fail to meet the expectations of analysts, our voting common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price and trading volume to decline.

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

Nine individuals currently serve on our board of directors, which is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors is to be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. As a result, a portion of our board of directors will be elected each year. Our certificate of incorporation authorizes our board of directors to fix the number of directors from time to time by a resolution of the majority of our board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class shall consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control. Between stockholder meetings, directors may be removed by our stockholders only for cause, and the board of directors may appoint new directors to fill the vacancies. These provisions may prevent a stockholder from removing incumbent directors and simultaneously gaining control of the board of directors by filling the resulting vacancies with its own nominees. Consequently, the existence of these provisions may have the effect of deterring hostile takeovers, which could depress the market price of our voting common stock.

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

If the COVID-19 pandemic and associated economic slowdown continues it could adversely impact our future results of operations, financial condition, cash flows, liquidity and prospects in a number of ways, including:

●	Our investment portfolio (and, specifically, the valuations of investment assets we hold) could be materially, adversely affected as a result of market developments from the pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity or a slowdown in the U.S. or global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and asset-backed securities could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with accepted investment practices in dealing with more orderly markets;
●	Potential impacts on our operations due to efforts to mitigate the pandemic, including government mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, which could result in an adverse impact on our ability to conduct our business, including our ability to sell policies, and adjust certain claims;
●	Potential impacts on morbidity could adversely affect the potential profitability of our annuity products;
●	We also outsource certain critical business activities to third parties such as our IMOs. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties on whom we rely for critical business activities experience operational difficulties or failures as a result of the impacts from the spread of COVID-19, it may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows; and
●	Potential impacts of COVID-19 on reinsurers and the cost and availability of reinsurance.

Finally, we cannot predict how legal and regulatory responses to concerns about COVID-19 and related public health issues, will impact our business. The continued spread of COVID-19 and its variants has led to disruption and volatility in the global capital markets which could increase our funding costs and limit our access to the capital markets. Accordingly, we may in the future have difficulty accessing capital on attractive terms, or at all, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Catastrophes may adversely impact liabilities for policyholder claims and reinsurance availability.

Claims resulting from catastrophic events could harm our financial results, profitability, and financial condition. Catastrophic events could impact our insurance business by significantly impacting our assumptions as to mortality, morbidity, and other rates, as well as product sales. Catastrophic events may also reduce economic activity in affected areas, which could harm our prospects for new business. In addition, catastrophes could cause unanticipated financial strain on our insureds as well as increase the cost of reinsurance to us and decrease the availability of reinsurance, which could in turn harm our business, results of operations or financial condition.

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

The capital and credit markets experienced significant volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, or increase the amount of insurance that we seek to underwrite, or otherwise grow our business, our ability to obtain such capital may be limited and the cost of any such capital may be significant. In addition, the availability of additional financing will depend on a variety of factors, including capital and credit market conditions, the availability of credit generally and specifically to the financial services industries, market liquidity, our creditworthiness, as well as the possibility that customers or capital providers could develop a negative perception of our long or short-term financial prospects if we incur large investment losses or if our level of business activity decreases. Similarly, our access to capital may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and we may not be able to successfully obtain additional financing on favorable terms, or at all. As such, we may be forced to issue securities with terms and conditions that may be unfavorable to us, to accept an unattractive cost of capital or to sell certain assets, any of which could decrease our profitability and significantly reduce our financial flexibility. If a combination of these factors occurs, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on terms favorable to us.

The transition from LIBOR to alternative reference “benchmark” interest rates is uncertain and could adversely affect the value of or the interest rates on our investments and obligations indexed to LIBOR, as well as the revenue and expenses associated with those assets and obligations.

LIBOR is an interest rate benchmark that has been widely used in financial contracts around the world for decades. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intended to phase out LIBOR by the end of 2021. Following discussions with the FCA and other official sector bodies, the Intercontinental Exchange Benchmark Administration announced in March 2021 the publication of certain USD LIBOR settings will continue through June 30, 2023. The Alternative Reference Rates Committee of the Federal Reserve Board (“ARRC”), a group of market participants convened to help ensure a successful transition away from LIBOR, has recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative reference rate and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR.

We are in the process of analyzing and identifying our population of securities, financial instruments and contracts that utilize LIBOR (collectively “LIBOR Instruments”) to determine if we have any material exposure to the transition from LIBOR. To the extent we hold LIBOR Instruments, the terms of these instruments may have fallback provisions that provide for an alternative reference rate when LIBOR ceases to exist. For securities without adequate fallback provisions already in place, legislation governing securities under New York law has been enacted to provide a safe harbor for transition to the recommended alternative reference rate. In addition, federal legislation has been introduced to provide the same protection for securities not governed by New York law.

Notwithstanding, in preparation for the phase out of LIBOR, we may need to renegotiate our LIBOR Instruments that utilize LIBOR. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our LIBOR Instruments. Furthermore, the discontinuation of LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.

As a result, the transition of our LIBOR Instruments to alternative reference rates may result in adverse changes to the net investment income, fair market value and return on those investments. We intend to continue to evaluate and monitor the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR, monitoring the market adoption of alternative reference rates and ensuring operational processes are updated to accommodate alternative rates. Due to uncertainty surrounding alternative rates, we are unable to predict the overall impact of this change at this time.

The insurance industry is subject to numerous laws and regulations, and compliance costs and/or changes in the regulatory environment that could adversely affect our business.

Our insurance operations are subject to government regulation in each of the states in which we conduct business. Such regulatory authority is vested in state agencies that are concerned primarily with the protection of policyholders rather than shareholders. These state insurance regulatory authorities have broad administrative powers dealing with all aspects of the insurance business, including, among other areas, regulation of the advertising and marketing of insurance, privacy of policyholders, acquisitions of regulated insurance entities, payment of dividends, reinsurance, the form and content of insurance policies (including pricing), operating and agent licenses, regulation of premium rates, premium tax increases, rating and underwriting restrictions and limitations, asset and reserve valuation requirements, enterprise risk management, surplus requirements, the type or amount of investments, accounting standards, Risk-Based Capital (“RBC”) requirements, statutory reserve and capital requirements, assessments by guaranty associations, affiliate transactions, and unfair trade and claims practice.

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

In addition, American Life generally may not pay dividends without giving prior notice thereof to the NDOI and the Texas Department of Insurance and generally may not pay extraordinary dividends without obtaining the prior approval or non-disapproval of such regulators. The laws and regulations prohibit an insurer from, without regulatory approval, paying an “extraordinary” dividend, which is generally defined as any dividend paid from other than earned surplus or exceeding certain thresholds specified in the applicable state insurance laws.

As a component of its ongoing efforts to remain compliant with the U.S. insurance regulatory regime, we file detailed annual reports with respect to American Life with the NDOI and all of the states in which American Life is licensed. Also, the business and accounts of American Life are subject to examination by the NDOI, as well as inquiries including investigations of the various insurance regulatory authorities of the states in which American Life are licensed.

Development of annuity and life insurance products involves the use of certain assumptions, and the inaccuracy of these assumptions could adversely affect profitability.

In our insurance business, we must make certain assumptions as to expected mortality, lapse rates, and other factors in developing the pricing and other terms of insurance products. These assumptions are based on industry experience and are reviewed and revised regularly to reflect actual experience on a current basis. However, variation of actual experience from that assumed in developing such terms may affect a product’s profitability or sales volume and in turn adversely impact our revenues.

If we underestimate our liability for future policy benefits, our results of operations could suffer.

Liabilities established for future life insurance policy benefits are based upon a number of factors, including certain assumptions such as mortality, morbidity, lapse rates, and crediting rates. Unforeseen events like epidemics or pandemics could arise and have an adverse effect on our assumptions as to morbidity and mortality. If we underestimate future policy benefits, we will incur additional expenses at the time we become aware of the inadequacy. As a result, our losses would increase and our ability to achieve profits would suffer.

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

In addition, state insurance laws, rather than federal bankruptcy laws, govern the liquidation or restructuring of insurance companies. Virtually all states in which we operate require that we bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies via participation in state guaranty associations. The effect of these and similar arrangements could reduce our profitability in any given period and/or limit our ability to grow our business. Finally, some insurers of the programs or associations to make payments to insureds for losses could have a material adverse effect on our results of operations and financial condition.

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

A decline in the commercial real estate market within the U.S. resulting from changes in interest rates, real estate market conditions or an economic downturn may have a negative impact on the value of our commercial mortgage loan portfolio. Negative developments across a certain property type or the occurrence of a negative event within a geographic region may have a significant negative impact, based on concentration within that property type or geographic region. Our operations and financial condition may be adversely affected from an increase in borrower defaults within our commercial mortgage loan portfolio. See “Management’s Discussion of Financial Condition and Results of Operations.”

Our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition.

Fixed maturities, equity securities and derivatives represent the majority of assets and liabilities reported at fair value on our Consolidated Statements of Financial Position. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Considerable judgment is often required to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

As an example, our registered independent accounting firm has identified the valuation of embedded derivatives of fixed indexed annuities as a critical audit matter. Our FIA contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative. The fair value of the embedded derivatives is computed as the present value of death, surrender and partial withdrawal benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which included assumptions for expected index credits on the next policy anniversary date, future equity option cost developed based on the participation rate, cap rate, strike rate, volatility assumption, time to expiration, and risk-free rates using the Black Scholes formula and grow at the risk-free interest rates over the term of the index period, guaranteed minimum renewal interest rate, and policyholder assumptions including mortality, lapses, partial withdrawal rates, and the utilization of benefit riders.  Because of the significant subjectivity and estimation of the valuation inputs, the valuation of our embedded derivatives could vary significantly as conditions change and new information and  becomes available. Decreases in value may have a material adverse effect on our results of operation or financial condition.

Our determination of the amount of allowances and impairments varies by investment type and is based on our periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and make changes in allowances and impairments in operations. Market volatility, including as a result of the COVID-19 pandemic, can make it more difficult to value our securities if trading in such securities becomes less frequent. In addition, a forced sale by holders of large amounts of a security, whether due to insolvency, liquidity or other issues with respect to such holders, could result in declines in the price of a security. There can be no guarantee that we have accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Impairments result in charges to earnings in the period taken, and historical trends may not be indicative of future impairments or allowances.

A breach of information security or other unauthorized data access could have an adverse impact on our business and reputation.

In the ordinary course of business, we collect, process, transmit, and store large quantities of personally identifiable information, customer financial and health information, and proprietary business information Sensitive Information. The secure processing, storage, maintenance, and transmission of Sensitive Information are vital to our operations and business strategies. Although we undertake substantial efforts to reasonably protect (“Sensitive Information”), including internal processes and technological defenses that are preventative, and other commercially reasonable controls designed to provide multiple layers of security and detection, Sensitive Information maintained by us may be vulnerable to attacks by computer hackers, to physical theft by other third-party criminals, or to other compromise due to employee error or malfeasance. Attacks may include both sophisticated cyber-attacks perpetrated by organized crime groups, “activists,” or state sponsored groups, as well as non-technical attacks ranging from sophisticated social engineering to simple extortion or threats, which can lead to unauthorized access or disclosure, disruption or further attacks. Such events may expose us to civil and criminal liability, regulatory action, harm our reputation among customers, deter people from purchasing our products, cause system interruptions, require significant technical, legal, and other remediation expenses, and otherwise have an adverse impact on our business. Third parties to whom we outsource certain functions are also subject to the risks outlined above, and if a third-party suffers a breach of information security involving our Sensitive Information, the breach may result in substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity. We offer no guarantees that we will be able to implement information security measures to prevent all breaches of information security.

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

Some of our products are complex and are sold through IMOs and their agents. Therefore, we are primarily reliant on our IMOs and their agents in our distribution channel to describe and explain our products to potential customers. The intentional or unintentional misrepresentation of our products and services in advertising materials or other external communications, or inappropriate activities by the IMOs or their agents, could adversely affect our business reputation and prospects, as well as lead to potential regulatory actions or litigation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease approximately 15,831 square feet of office space at 2900 South 70th Street, Suites 350 and 400, Lincoln, Nebraska 68506. This lease was executed October 16, 2021 and expires on October 16, 2031. We also rent approximately 455 square feet of office space at 405 Lexington Ave, Floor 9, New York, New York, 10174. This rental agreement was executed September 1, 2021 and renews on a month to month basis.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Historically our voting common stock was listed on the OTCQB Marketplace under the symbol “MDWT’’ but had experienced very limited trading. On August 27, 2020, we completed a 500 for one reverse stock split and minimal trading of our voting common stock occurred after that date until December 17, 2020, when our voting common stock was listed on the Nasdaq Capital Market under the symbol “MDWT.” The following table shows the high and low bid prices of our voting common stock as reported by the OTCQB through December 17, 2020 and afterward as reported by Nasdaq.

		Bid Price
Period	Year	High	Low
First Quarter	2020	$35.00	33.00
Second Quarter	2020	41.25	25.00
Third Quarter	2020	52.50	18.25
Fourth Quarter	2020	63.00	25.00

First Quarter	2021	50.29	49.14
Second Quarter	2021	39.81	39.21
Third Quarter	2021	39.80	38.90
Fourth Quarter	2021	17.56	16.73

On March 24, 2022, there were approximately 4,195 holders of record of our voting common stock.

Dividend Policy

Holders of our voting common stock are entitled to cash dividends when, as, and if declared by our board of directors out of funds legally available therefor. We have never paid cash dividends on our voting common stock. Future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that future cash dividends of any kind will be paid to holders of our voting common stock. Our ability to pay cash dividends depends, in part, upon on the ability of American Life to pay cash dividends to us. American Life, as an insurance subsidiary is subject to significant regulatory restrictions limiting its ability to declare and pay cash dividends. These restrictions are related to surplus and net investment income.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information regarding options and restricted stock awards granted to our employees, including officers, under our stock incentive plans for 2021.

	2020 Long-Term Incentive Plan(1)	2019 Long-Term Incentive Plan(1)

Options granted in 2019	-	17,900
Options granted in 2020	168,002	67,325
Options granted in 2021	139,028	24,000
Restricted stock granted in 2020	18,597	5,089
Vested	(77,175)	(8,782)
Forfeited	(12,100)	(24,667)
Non-vested at December 31, 2021	236,352	80,865

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included in this Annual Report on Form 10-K and it includes many forward-looking statements which involve many risks and uncertainties including those referred to herein. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, such as those set forth herein under “Summary of Risks Associated with our Business and Voting Common Stock” and “Risk Factors.” We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Overview

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated in Nebraska on October 31, 2003 for the purpose of operating a financial services company. We redomesticated from the State of Nebraska to the State of Delaware on August 27, 2020. We are in the annuity insurance business and operate through our wholly owned subsidiaries, American Life & Security Corp. (“American Life”), 1505 Capital LLC (“1505 Capital”), and our sponsored captive reinsurance company, Seneca Reinsurance Company, LLC (“Seneca Re”).

Management evaluates the Company as one reporting segment in the life insurance industry. We are primarily engaged in the underwriting and marketing of annuity products through American Life, and then reinsuring such products with third-party reinsurers, and since May 13, 2020, with Seneca Re protected cells as described below. American Life presently offers five annuity products, two MYGAs, a FIA, and two bonus plans associated with the FIA product. It is not presently offering any traditional life insurance products. American Life’s legacy product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product.

American Life is a Nebraska-domiciled life insurance company, which is also commercially domiciled in Texas, that is currently licensed to sell, underwrite, and market life insurance and annuity products in 22 states and the District of Columbia.

In early 2020, Seneca Re, a Vermont limited liability company, was formed by us to operate as a Vermont licensed sponsored captive insurance company to reinsure various types of risks on behalf of American Life and third party capital providers through one or more special purpose entities known as “protected cells.” On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of December 31, 2021, Seneca Re had two protected cells, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Incorporated Cell, LLC 2021-03 (“SRC3”) and both of which are consolidated in our financial statements.

1505 Capital LLC (“1505 Capital”), a Delaware limited liability company, is an SEC registered investment adviser. Its financial results have been consolidated with ours since the date of its acquisition on June 15, 2020. . At December 31, 2021, 1505 Capital had approximately $405 million total third-party assets under management.

On April 24, 2020, we entered into a Securities Purchase Agreement with Crestline Assurance Holdings LLC, a Delaware limited liability company (“Crestline Assurance”), Xenith Holdings LLC, and Vespoint LLC, pursuant to which Crestline Assurance purchased 444,444 shares of our voting common stock, at $22.50 per share for $10.0 million. With the net proceeds we contributed $5.0 million to American Life. Also, effective as of April 24, 2020, in a separate transaction, we sold 231,655 shares of common stock to various investors in a private placement at $22.50 per share for $5.227 million

On July 27, 2020, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2020-02 (“SRC2”)). SRC2 was capitalized by Crestline Management, L.P. (“Crestline”), a significant shareholder of Midwest via a Crestline subsidiary, Crestline Re SPC1. The Reinsurance Agreement, which was effective as of April 24, 2020, and was entered into pursuant to a Master Letter Agreement (the “Master Agreement”) dated and effective as of April 24, 2020, among American Life, Seneca Re and Crestline. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of FIAs and MYGAs. Concurrently with the Reinsurance Agreement, American Life and SRC2 each entered into investment management agreements with Crestline, pursuant to which Crestline manages the assets that support the reinsured business; and American Life and SRC2 entered into a trust agreement whereby SRC2 maintains for American Life’s benefit a trust account that supports the reinsured business.

Under the Master Agreement, Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from MYGAs and a quota share percentage of 40% for American Life’s FIAs. The Master Agreement expires on April 24, 2023.

In addition, pursuant to the Master Agreement, agreed to enter into a separate agreement whereby, among other things and subject to certain conditions, American Life will agree to reinsure additional new business production to one or more reinsurers formed and/or capitalized by Crestline, Midwest or an appropriate affiliate will refer potential advisory clients to Crestline, and American Life will consider investing in certain assets originated or sourced by Crestline.

Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC,  for and on behalf of Crestline Re SP1, under which the above-described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline Re SP1.

In December 2020, we completed a public offering of our voting common stock for gross proceeds of $70.0 million (see Note 17 to the Consolidated financial statements herein). In connection therewith, our common stock was approved for listing and began trading on the Nasdaq Capital Market under the symbol “MDWT.”

On June 26, 2021, the Nebraska Department of Insurance (‘NDOI”) issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) of American Life with American Republic Insurance Company (“AEG”), an Iowa domiciled reinsurance company. The agreement closed on June 30, 2021.

Under the Modco AEG Agreement, American Life cedes to AEG, on a modified coinsurance basis, 20% quota share of certain liabilities with respect to its MYGA-5 business and an initial 20% quota share of certain liabilities with respect to its FIA products. American Life has established a Modco Deposit Account to hold the assets for the Modco Agreement. The initial settlement included net premium income of $37.5 million and net statutory reserves of $34.8 million for the modified coinsurance account. The amount paid to the Modified Deposit Account from AEG was $2.4 million.

On November 10, 2021, Midwest purchased 1,000 shares of Common Stock, $.01 par value per share for a total purchase price of $5.7 million for 100% ownership in an intermediary holding company. Also, on November 10, 2021, Seneca Re Protected Cell 2021-03 (“SRC3”) was granted a Certificate of Authority by the Vermont Department of Financial Regulation. The intermediary holding company contributed capital of $5.5 million to purchase 100% of SRC3 Class A and B capital stock. Also, on November 10, 2021, American Life and SRC3 entered into a Funds Withheld and Modified Coinsurance Agreement, whereby, SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA and quota share percentage of 45% of American Life’s FIA products.

On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to a subsidiary of ORIX Corporation USA for $15.0 million. Under the terms of the agreement, Midwest holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, will be the manager of the assets underlying SRC1’s reinsurance obligations going forward, replacing Midwest’s asset management arm, 1505 Capital LLC.

COVID-19

We continue to closely monitor developments related to the COVID-19 pandemic to assess any potential adverse impact on our business. Due to the evolving and highly uncertain nature of this pandemic, it currently is not possible to provide a longer-term estimate of potential insurance or reinsurance exposure or the indirect effects the pandemic may have on our results of operations, financial condition or liquidity. Management implemented our business continuity plan in early March 2020 and operated through July 2020 with the majority of employees working remotely. Operations continued as normal despite a sharp increase in sales during the period. We continue to monitor the Center for Disease Control and Prevention and State of Nebraska guidelines regarding employee safety. Our management continues to monitor our investments and cash flows to evaluate the impact as this pandemic evolves.

Industry Trends and Market Conditions

Interest Rate Environment

Overall, interest rates remained at historically low levels in 2021, however the Federal Reserve is expected to begin increasing short-term interest rates in early 2022. We seek to address our interest rate risk through managing the duration of the liabilities and purchasing and holding high quality, long-term assets that mirror that duration.

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

Discontinuation of Libor

The Financial Conduct Authority (“FCA”), the U.K. regulator of the London Interbank Offered Rate ("LIBOR"), previously indicated that it intends to stop persuading or compelling panel banks to submit quotes used to determine LIBOR after 2021. On November 30, 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration (“IBA”), the administrator of LIBOR, announced a consultation regarding its intention to cease the publication of one week and two-month U.S. Dollar LIBOR settings at the end of December 2021, but to extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one, three, six and 12 month U.S. Dollar LIBOR) until the end of June 2023. The IBA intends to share the results of the consultation with the FCA and publish a summary of the responses. U.S. bank regulators acknowledged the announcement and, subject to certain limited exceptions, advised banks to cease writing new U.S. Dollar LIBOR contracts by the end of 2021.

We are in the process of analyzing and identifying our population of securities, financial instruments and contracts that utilize LIBOR (collectively “LIBOR Instruments”) to determine if we have any material exposure to the transition from LIBOR. To the extent we hold LIBOR Instruments, the terms of these instruments may have fallback provisions that provide for an alternative reference rate when LIBOR ceases to exist. For securities without adequate fallback provisions already in place, legislation governing securities under New York law has been enacted to provide a safe harbor for transition to the recommended alternative reference rate. In addition, federal legislation has been introduced to provide the same protection for securities not governed by New York law.

Notwithstanding, in preparation for the phase out of LIBOR, we may need to renegotiate our LIBOR Instruments that utilize LIBOR. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our LIBOR Instruments. Furthermore, the discontinuation of LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.

As a result, the transition of our LIBOR Instruments to alternative reference rates may result in adverse changes to the net investment income, fair market value and return on those investments. We intend to continue to evaluate and monitor the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR, monitoring the market adoption of alternative reference rates and ensuring operational processes are updated to accommodate alternative rates. Due to uncertainty surrounding alternative rates, we are unable to predict the overall impact of this change at this time.

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with GAAP. Preparation of our Consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions, and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. Our accounting policies, judgments and estimates have not changed significantly over our disclosed accounting periods. For further discussion of our accounting policies and estimates see “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” to our Consolidated financial statements.

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

Declines in the fair value of available-for-sale securities below their amortized cost are evaluated to assess whether any other-than-temporary impairment loss should be recorded. In determining if these losses are expected to be other-than-temporary, the Company considers severity of impairment, duration of impairment, forecasted recovery period, issuer credit ratings, and the intent and ability of the Company to hold the investment until the recovery of the cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. As of December 31, 2020, the Company analyzed its securities portfolio and determined that an impairment of approximately $35,000 should be recorded for one debt security, an impairment of $500,000 was recognized on a preferred stock, and a valuation allowance of $777,000 established on one lease. The valuation allowance on the lease of $777,000 was released as of March 31, 2021 due to the sale of the investment. The Company had no impairment to recognize as of December 31, 2021.

Investment income consists of interest, dividends, gains and losses from the equity method of accounting for certain investments, and real estate income, which are recognized on an accrual basis along with the amortization of premiums and discounts.

Certain available-for-sale investments are maintained as collateral under funds withheld (“FW”) and modified coinsurance (“Modco”) agreements but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. American Life has treaties with several third-party reinsurers that have FW and Modco provisions. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers to reduce the potential credit risk. The unrealized gains/losses on those investments are passed through to the third-party reinsurers, through the fair value of our total return swap, as either a realized gain or loss on the Consolidated Statements of Comprehensive Loss.

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

Our indefinite-lived intangible assets consist of American Life’s state licenses. We compared the carrying value to the current costs of obtaining licenses in those states. As of December 31, 2021, the sum of the fair value of those licenses exceeded the carrying value of the indefinite-lived intangible assets.

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

In a typical reinsurance transaction, we receive a ceding commission and reimbursement of certain expenses at the time liabilities are reinsured, plus ongoing fees for the administration of the business ceded. Our reinsurers are typically not “accredited” or qualified as reinsurers under Nebraska law. In order to receive credit for reinsurance for transactions with these reinsurers and to reduce potential credit risk, we usually hold collateral from the reinsurer on a FW basis or require the reinsurer to maintain a trust that holds assets backing up its obligation to pay claims on the business it assumes. In some cases, the reinsurer may appoint an investment manager to manage these assets pursuant to guidelines approved by us that are consistent with state investment statutes and regulations relating to reinsurance. When our investment advisor subsidiary, 1505 Capital, is appointed to manage these assets, we receive additional ongoing asset management fees.

Future Policy Benefits

We establish liabilities for amounts payable under our policies, including annuities. Generally, amounts are payable over an extended period of time. Under GAAP, our annuities are treated as deposit liabilities, where we use account value in lieu of future policy reserves. Our FIA reserves are calculated by an independent consulting actuary and our MYGA reserves equal the account value from our policy administration system. We currently do not offer traditional life insurance products.

Income Taxes

Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The principal assets and liabilities giving rise to these differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such tax assets would be realized. We have no uncertain tax positions that we believe are more-likely-than not that the benefit will not be realized.

Recognition of Revenues

Amounts received as payment for annuities are recognized as deposits to policyholder account balances and included deposit-type contract liabilities. Annuity premiums are shown as a financing activity in the consolidated statement of cash flows. Revenues from these contracts are comprised of fees earned for administrative and policyholder services, which are recognized over the period of the annuity contracts and included in other revenue. Through our reinsurance contracts, revenues are earned through ceding commissions, which are capitalized, and our independent consulting actuary determines the amounts to be recognized as income over the period of the annuity contracts. Deferred coinsurance ceding commissions are shown as an operating activity in the consolidated statement of cash flows. Revenues from asset management services are recognized as earned.

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

To qualify for hedge accounting, at the inception of the hedging relationship, we formally document our designation of the hedge as a cash flow or fair value hedge and our risk management objective and strategy for undertaking the hedging transaction identifying  how the hedging instrument is expected to hedge the designated risks related to the hedged item, the method to retrospectively, and prospectively assess the hedging instrument’s effectiveness and the method to be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is also assessed periodically throughout the life of the designated hedging relationship.

In late 2019, we began investing in options to hedge our interest rate risks on our FIA product. Options typically do not qualify for hedge accounting; therefore, we chose not to use hedge accounting for the related options that we currently have. We value our derivatives at fair market value with the offset being recorded on our consolidated statement of comprehensive loss as a realized gain or (loss).

Additionally, reinsurance agreements written on a FW basis contain embedded derivatives on our FIA product. Gains or (losses) associated with the performance of assets maintained in the relevant deposit and funds withheld accounts are reflected as realized gains or (losses) in our consolidated statement of comprehensive loss.

Derivatives

The Company entered into derivative instruments to hedge FIA products that guarantee the return of principal to the policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options. The change in fair value of the derivatives for hedging the FIA index credits and the related embedded derivative liability fluctuated from period to period based on the change in the market interest rates. The indexed reserves are measured at fair value for the current period and future periods. We hedge with options that align with the terms of our FIA product which is between three and seven years. We have analyzed our hedging strategy on our FIA product and believe it is effective as of December 31, 2021.

American Life also has agreements with several third-party reinsurers that have FW and Modco provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 5 — Derivative Instruments” to our Consolidated financial statements. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains as of December 31, 2021 and 2020, of approximately $ 161,000 and $2.9 million, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. We account for these unrealized gains by recording equivalent realized gains or losses on our consolidated statement of comprehensive loss. Accordingly, the unrealized gains on the assets held by American Life on behalf of the third-party reinsurers were offset by recording an embedded derivative gain of $2.7 million and loss of $2.9 million as of December 31, 2021 and 2020, respectively. If prices of investments fluctuate, the unrealized gains or losses of the third-party reinsurers may also fluctuate; therefore, the associated embedded derivative gain (loss) recognized by us would be increased or decreased accordingly.

Net Loss

In this section, unless otherwise noted the discussion below first compares the year ended December 31, 2021 to the like year ended December 31, 2020.

We incurred a comprehensive loss of $20.1 million in 2021 compared with a comprehensive loss of $6.6 million in 2020. Our revenues increased to $30.1 million from $10.6 million driven by an overall increase in investment income and realized gains along with fee revenue. But our expenses increased by an even greater amount in dollar terms – to $41.9 million from $21.4 million. Driving the increase in expenses was significant increases in our salaries and benefits and in our other operating expenses. The increase in expenses were to support potential growth of the business from increases costs to attract talent, legal and consulting to support transactions, investment structures, and state expansion along with technology initiatives.

Other reasons for 2021’s increase in consolidated statement of comprehensive loss:

1)	Taxes. Our GAAP effective tax rate was 35.6 % in 2021 compared with 14.7 % in 2020. Note 8 to our financial statements provides further information related to this increase in tax rate.
2)	Change in Unrealized Investment Gains. This change was $4.4 million in 2021 compared with $7.4 million in 2020. The decline in interest rates in 2020 increased the value of our fixed-income investments to a much greater extent than was the case in 2021.

Our FIA products have three components influencing our consolidated statement of comprehensive loss:

The derivatives we purchase to hedge stock market risk we would otherwise face from our FIA. We carry these derivatives at fair value on our balance sheet, recording the change in fair value in our consolidated statement of comprehensive loss as either a realized gain or realized loss. In 2021, the increase in the market value of the derivative assets was $2.7 million compared to the market value of the derivative assets of $3.5 million in 2020 in our net realized gain on investments.

1)	The embedded derivative in our FIAs. We carry this derivative at fair value, with the change in fair value recorded in the interest credited line of our consolidated statement of comprehensive loss. Across all of our products, interest credited was $7.0 million in 2021 compared with $4.2 million in 2020. The decrease in the value of the embedded derivative related to our FIAs was included in this overall interest credited. Reflecting our risk management, the change in the value of the embedded derivative equaled the change in the value of option contracts we use to hedge this exposure.
2)	The option budget reinsurers pay us to purchase derivative assets. We mark these assets to market each period. Separately, we record a payable to the reinsurers that is owed to a reinsurer when a policy is surrendered, an annuitant dies, or a policy lapses. We compare what the reinsurer paid for the original option budget to the market value at the end of the period. The change in the market value is added to or subtracted from the payable to the reinsurer to cover the reinsurer’s obligations to the policyholder. This change in market value resulted in a $2.4 million was included in our other operating expense in 2021 compared to a $3.4 million expense in the prior year.

American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. As a result of changes in interest rates, assets held on behalf of the third-party reinsurers had unrealized gains of approximately $161,000 and $2.9 million at December 31, 2021 and 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the asset portfolio accrue to the reinsurers. We account for the change in these unrealized gains or losses by recording equivalent realized gains or losses on our consolidated statement of comprehensive loss. We recorded the decrease in the unrealized gains as a realized gain of $2.7 million in 2021 compared to a realized loss of $2.9 million in 2020.

Consolidated Results of Operations - Years Ended December 31, 2021 and 2020

Revenues

The following summarizes the sources of our revenue:

	Year ended December 31,
(In thousands)	2021	2020
Investment income, net of expenses	$15,737	$4,047
Net realized gains on investments (See Note 4)	7,752	2,550
Amortization of deferred gain on reinsurance	3,022	1,836
Service fee revenue, net of expenses	2,343	1,960
Other revenue	1,209	189
	$30,063	$10,582

Premium revenue: The introduction of our MYGA and FIA products generated a large volume of new business in 2021 and 2020; however, these products are defined as investment contracts under U.S. GAAP. Accordingly the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not, importantly, as premium revenue.

Investment income, net of expenses: The components of net investment income for 2021 and 2020 were as follows:

	Year ended December 31,
(In thousands)	2021	2020
Fixed maturities	$16,443	$3,661
Mortgage loans	185	992
Other invested assets	665	103
Other interest income	298	—
Gross investment income	17,591	4,756
Less: investment expenses	(1,854)	(709)
Investment income, net of expenses	$15,737	$4,047

Investment income, net of expenses consisted of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments with attractive yields and risk-return profiles. As of December 31, 2021 and 2020, on a gross consolidated basis, our investment portfolio (excluding cash) was $975.5 million and $518.2 million, respectively, as a result of proceeds from our MYGA and FIA product sales.

Net realized gains on investments: Net realized gains on investments were $7.8 million in 2021 compared with $2.6 million in 2020. The latter figure included  a gain of $2.7 million and a loss of $2.9 million from a total return swap embedded derivative in 2021 and 2020, respectively. In 2021, there were net realized gains of $2.7 million related to derivatives we own to hedge the obligations to FIA policyholders; such gains were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

American Life has treaties with several reinsurers that have funds withheld coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5 — Derivative Instruments to our Consolidated financial statements. The change in fair value of the total return swap is included in net realized gains or losses on investments. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $161,000 and $2.9 million for years ended December 31, 2021 and 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the portfolios accrue to the third-party reinsurers. We recorded the unrealized gains accruing to third-party reinsurers via a total return swap resulting in a realized gain of $2.7 million and a realized loss of $2.9 million in 2021 and 2020, respectively.

Amortization of deferred gain on reinsurance:  The increase in 2021 to $3.0 million from $1.8 million in 2020 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2021.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The increase in this revenue, to $2.3 million in 2021 from $1.9 million in 2020, was due primarily to the level of asset management services provided by 1505 Capital to third-party clients.

Other revenue: Other revenue consists of revenue generated by us for providing ancillary services such as third-party administration (“TPA”) to clients. The increase in 2021 was due to an increased provision of ancillary services, including TPA, to clients and policy charges.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Year ended December 31,
(In thousands)	2021	2020
Interest credited	$7,012	$4,225
Benefits	6	(5)
Amortization of deferred acquisition costs	2,886	670
Salaries and benefits	16,926	6,347
Other operating expenses	15,104	10,200
	$41,934	$21,437

Interest credited: The increase was primarily due to the interest credited in 2021 relating to the MYGA product of $2.8 million. Interest credited related to our retained FIA policies was approximately positive $4.2 million and $3.4 million for 2021 and 2020, respectively. The FIA interest credited is related to the fair market value of the embedded derivative which is owed to policyholders. This was partially offset by the realized gain on our total return swap that is included in the net realized gain on investment above.

Benefits: This refers to death benefits, on legacy life insurance policies, which did not change significantly in 2021 compared with 2020’s death benefits.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of American Life’s MYGA and FIA products where we retained approximately 50% of the business in 2021 compared to the 45% retained in 2020. These figures include the Seneca Re protected cells, SRC1 and SRC3, DAC amortization.

Salaries and benefits The significant increase to $16.9 million compared with $6.4 million was due to costs incurred to attract and add personnel to service our business growth and the cost related to non-cash stock consideration. We are hiring more in-house expertise to service our growth initiatives and reduce the reliance on third-party providers. Salaries and benefits in 2021 included non-cash stock consideration of approximately $5.0 million relating to the vesting of stock options of a former Co-CEOs, upon resigning from our Company. The remaining increase in salaries and benefits was related to bonuses to paid to retain talent.

Other operating expenses: Other operating expenses were approximately $4.9 million higher due primarily to:

●	Our FIA product has embedded derivatives included in the account value. Those derivatives are market driven. The reinsurers that reinsure the FIA products pay an option allowance to American Life to purchase derivatives. As of December 31, 2021, the mark-to-market on those allowances were in a positive position so American Life incurred a $2.4 million expense and payable to the reinsurers for that mark-up. As the market fluctuates going forward, the mark up of the option allowance could go up or down.
●	Increases in other expenses related to legal fees of $2.1 million related primarily to regulatory matters and consultation on execution of potential reinsurance transactions partially or not completed.
●	Increases in other expenses related to taxes, licenses, and fees of approximately $1.1 million due to Nebraska state examination audit and actuarial increased costs; consultants to assist in implementing our business plan, and overhead office expenses to support our growth of the business.

Taxes

Income tax expense increased by $3.2 million to $4.8 million in 2021 from $1.6 million in 2020. This change in primarily driven by the change in the reinsurance modified coinsurance tax reserves.

Investments

Most investments on our Consolidated balance sheets are held on behalf of our reinsurers as collateral under our reinsurance agreements. As a result, our investment allocations are largely a function of our collective reinsurer investment allocations. While the reinsurers own the investment risk on these assets, we typically restrict their investment allocations via control over the selection of the asset manager as well as asset restrictions set forth in investment guidelines and control over the investment manager. In many of our reinsurance agreements, 1505 Capital acts as the asset manager for a fee.

Our investment guidelines typically include U.S. government bonds, corporate bonds, commercial mortgages, asset backed securities, municipal bonds, and collateral loans. The duration of our investments is 5 to 10 years in line with that of our liabilities. We do allow non-U.S. dollar denominated investments where the foreign exchange risk is hedged back to U.S. dollars.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2021 and 2020. Increases in fixed maturity securities primarily resulted from the sale of our MYGA and FIA products during 2021.

	December 31, 2021		December 31, 2020
	Carrying	Percent	Carrying	Percent
(In thousands)	Value	of Total	Value	of Total
Fixed maturity securities:
Bonds:
U.S. government obligations	$1,882	0.2%	$6,164	0.9%
Mortgage-backed securities	55,280	4.9	14,757	2.2
Asset-backed securities	24,951	2.2	7,450	1.1
Collateralized loan obligation	274,523	24.6	214,324	32.0
States and political subdivisions -- general obligations	114	—	118	—
States and political subdivisions -- special revenue	5,612	0.5	6,202	0.9
Corporate	37,139	3.3	125,863	18.9
Term Loans	267,468	23.9	—	—
Trust preferred	2,237	0.2	2,285	0.3
Redeemable preferred stock	14,090	1.3	—	-
Total fixed maturity securities	683,296	61.1	377,163	56.3
Mortgage loans on real estate, held for investment	183,203	16.4	94,990	14.2
Derivatives	23,022	2.1	11,361	1.7
Equity securities	21,869	2.0	-	—
Other invested assets	35,293	3.2	21,897	3.3
Investment escrow	3,611	0.3	3,174	0.5
Federal Home Loan Bank (FHLB) stock	500	—	—	—
Preferred stock	18,686	1.7	3,898	0.6
Notes receivable	5,960	0.5	5,666	0.8
Policy Loans	87	—	46	—
Cash and cash equivalents	142,013	12.7	151,679	22.6
Total investments, including cash and cash equivalents	$1,117,540	100.0%	$669,874	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$2,674	0.4%	$3,071	0.8%
AA	482	0.1	5,818	1.5
A	168,141	24.6	49,445	13.1
BBB	462,699	67.7	247,636	65.7
Total investment grade	633,996	92.8	305,970	81.1
BB and other	49,300	7.2	71,193	18.9
Total	$683,296	100.0%	$377,163	100.0%

Reflecting the quality of securities maintained by us, 92.8% and 81.1% of all fixed maturity securities were investment grade as of December 31, 2021 and 2020, respectively.

We expect that our MYGA and FIA products sales will result in an increase in investable assets in future periods.

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

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with SAP prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net income (loss) of American Life under SAP, see Note 14 to our consolidated financial statements. As of December 31, 2021, American Life maintained sufficient capital and surplus to comply with regulatory requirements.

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

We have reported our insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from SAP. The following items are principal differences between SAP and GAAP. SAP:

●	requires that we exclude certain assets, called non-admitted assets, from the balance sheet.
●	requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.
●	dictates how much of a deferred income tax asset that we can admit on a statutory balance sheet.
●	requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record all investments at fair value.
●	allows bonds to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the NAIC, while they are recorded at fair value for GAAP.
●	allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.
●	requires that we record reserves in liabilities and expense for policies written, while we record all transactions related to the annuity products under GAAP as a deposit-type contract liabilities.
●	requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over 90 days and for unsecured amounts recoverable from unauthorized reinsurers. Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.
●	requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP. Our insurance subsidiaries must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP.

The table below sets forth our SAP net income (loss) for 2021 and 2020 for each of our insurance subsidiaries and then reconciled to GAAP.

	Year ended December 31,
(In thousands)	2021	2020
Consolidated GAAP net loss	$(16,637)	$(12,440)
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	(6,961)	(342)
GAAP net loss of statutory insurance entities	$(9,676)	$(12,098)

GAAP net loss by statutory insurance entity:
American Life	$(8,742)	$(15,970)
Seneca Re Protected Cell 01	(321)	3,872
Seneca Re Protected Cell 03	(613)	—
SAP net loss	$(9,676)	$(12,098)

Reconciliation of GAAP and SAP
GAAP net loss of American Life	(8,742)	(15,970)
Increase (decrease) due to:
Deferred acquisition costs	(34,451)	(30,787)
Coinsurance transactions	171,687	91,331
Carrying value of reserves	(133,028)	(42,389)
Foreign exchange and derivatives	-	(3,944)
Gain on sale of investments, net of asset valuation reserve	(1,861)	7,160
Other	40	(19)
SAP net (loss) income of American Life	$(6,355)	$5,382

GAAP net (loss) income of Seneca Re Protected Cell 01	(321)	3,872
Increase (decrease) due to:
Deferred acquisition costs	(3,343)	(17,808)
Coinsurance transactions	37,763	147,503
Carrying value of reserves	(36,995)	(138,999)
Gain on sale of investments, net of asset valuation reserve	1,847	(4,001)
Other	45	—
SAP net loss of Seneca Re Protected Cell	$(1,004)	$(9,433)

GAAP net income of Seneca Re Protected Cell 03	(613)	—
Increase (decrease) due to:
Deferred acquisition costs	(10,325)	—
Coinsurance transactions	88,704	—
Carrying value of reserves	(84,865)	—
Gain on sale of investments, net of asset valuation reserve	282	—
Other	(34)	—
SAP net loss of Seneca Re Protected Cell 03	$(6,851)	$—

SAP net loss of statutory insurance entities	$(14,210)	$(4,051)

We discuss below non-GAAP financial measures that management uses in conjunction with GAAP financial measures as an integral part of managing our business and to, among other things:

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

Operating Metric – Annuity Premiums

We monitor annuity premiums as a key operating metric in evaluating the performance of our business. Annuity premiums, also referred to as sales or direct written premiums, do not correspond to revenues under GAAP, but are relevant metrics to understand our business performance. Under SAP, our annuity premiums received are treated as premium revenue. Our premium metrics include all sums paid into an individual annuity in a given period. We typically transfer all or a substantial portion of the premium and policy obligations to reinsurers. Ceded premium represents the premium we transfer to reinsurers in a given period. Retained premium represents the portion of premium received during a given period that was not ceded to reinsurers and will either be reinsured in a subsequent period or retained by us. We typically retain premiums prior to transferring them to reinsurers to facilitate block and other reinsurance transactions involving portfolios of annuity premiums.

The following table sets forth premiums received under SAP. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue is accounted under GAAP as deposit-type liabilities on our Consolidated balance sheets and is not recognized in our consolidated statement of comprehensive loss

	Year ended December 31,
(In thousands)	2021	2020
Annuity Premiums (SAP)
Annuity direct written premiums	$471,646	$415,561
Ceded premiums	(237,411)	(228,125)
Net premiums retained	$234,235	$187,436

The increase in annuity direct written premiums reflect strong sales in the first half of 2021, while the third and fourth quarters encountered a challenging sales environment, in which competitors were pricing rates on annuity products aggressively. We sell annuities through the IMO channel. We aim to grow annuity direct written premiums by further developing our relationships with existing IMOs and increasing the number of IMO partners that distribute our annuity products, as well as increasing the number of states in which we are licensed to sell our annuity products. We also aim to distribute to new channels, including the registered investment advisor (RIA) channel as well as the bank and broker-dealer channels. The increase in ceded premiums was attributable primarily to the increase in annuity direct written premiums discussed above.

Operating Metric – Fees Received for Reinsurance

	Year ended December 31,
(In thousands)	2021	2020
Fees received for reinsurance(1)
Fees received for reinsurance - total	$13,412	$12,457

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

For the year ended December 31, 2021, fees received for reinsurance increased by $1.0 million compared to the prior year period due to higher ceded premiums. For the year ended December 31, 2021, the components of fees received for reinsurance included $3.0 million of amortization of deferred gain on reinsurance from our GAAP Consolidated Statements of Comprehensive (Loss) Income and $10.4 million of deferred coinsurance ceding commission from our GAAP Consolidated Statements of Cash Flows.

Reconciliation – Management Expenses to GAAP Expenses

	Year ended December 31,
	2021	2020
Management Expenses
G&A	$24,632	$12,942

Management interest credited	8,757	2,098
Amortization of deferred acquisition costs	2,886	670
Expenses related to retained business	11,643	2,768
Management expenses - total	$36,275	$15,710

	Year ended December 31,
	2021	2020
G&A
Salaries and benefits - GAAP	$16,926	$6,347
Other operating expenses - GAAP	15,104	10,200
Subtotal	32,030	16,547
Adjustments:
Less: Stock-based compensation	(4,981)	(164)
Less: Mark-to-market option allowance	(2,417)	(3,441)
G&A	$24,632	$12,942

	Year ended December 31,
	2021	2020
Management Interest Credited
Interest credited - GAAP	$7,012	$4,225
Adjustments:
Less: FIA interest credited - GAAP	(4,169)	(3,432)
Add: FIA options cost - amortized	5,914	1,305
Management interest credited	$8,757	$2,098

	Year ended December 31,
	2021	2020
Reconciliation - Management Expenses to GAAP Expenses
Total expenses - GAAP	$41,934	$21,437
Adjustments:
Less: Benefits	(6)	5
Less: Stock-based compensation	(4,981)	(164)
Less: Mark-to-market option allowance	(2,417)	(3,441)
Less: FIA interest credited - GAAP	(4,169)	(3,432)
Add: FIA options cost - amortized	5,914	1,305
Management expenses - total	$36,275	$15,710

Operating Metric – Management and G&A Expenses

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

For the year ended December 31, 2021, GAAP general and administrative expenses totaled $41.9 million compared to $21.4 million for the prior year. For the year ended December 31, 2021, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with $5.0 million of non-cash stock-based compensation and $2.4 million of non-cash mark-to-market expense of our derivative option allowance, which we exclude in our management G&A.

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

For the year ended December 31, 2021, GAAP interest credited totaled $7.0 million compared to $4.2 million for the prior year. For the year ended December 31, 2021, as disclosed above, included in these expenses is GAAP interest credited related to our retained FIA policies of approximately positive $4.2 million. For the year ended December 31, 2021, as disclosed above in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

At December 31, 2021 and 2020, we had cash and cash equivalents totaling $142.0 compared $151.7 million, respectively. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital transaction expenditures for the foreseeable future. We have not seen an impact on our cash flows related to the COVID-19 pandemic during the last two years. As our state expansion continues, we expect an increase in our sales of our MYGA and FIA products.

The NAIC has established minimum capital requirements in the form of RBC that factors the type of business written by an insurance company, the quality of its assets and various other aspects of its business to develop a minimum level of capital known as “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under SAP, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. As of December 31, 2021, and 2020, the RBC ratio of American Life was 764.069% and 1,092,205%, respectively. In December, 2020, Midwest contributed $50.0 million of the capital raise which was reflected in the high 2020 RBC ratio.

American Life had a legacy block of business that was ceded off to a third-party reinsurer on July 1, 2018 through an indemnity reinsurance agreement that transferred 90% to the assumptive reinsurer, resulting in American Life transferring all the risk and financial obligations of those policyholders to the third-party reinsurer.

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

	Year ended December 31,
	2021	2020
(In thousands)
Net cash used in operating activities	$(25,338)	$(16,244)
Net cash used in investing activities	(452,407)	(367,482)
Net cash provided by financing activities	468,079	491,689
Net (decrease) increase in cash and cash equivalents	(9,666)	107,963
Cash and cash equivalents:
Beginning of period	151,679	43,716
End of period	$142,013	$151,679

Cash Used in Operating Activities

Net cash used for operating activities was $25.3 million for the year ended December 31, 2021, which was comprised primarily of an increase in receivable and payable for securities $14.2 million, capitalized DAC of $14.0 million, net realized gain on investments of $7.8 million, accrued investment income of $6.8 million, and amounts recoverable from reinsurers of $6.4 million, and. These were offset by deposit-type liabilities of $24.4 million, and an increase in deferred coinsurance ceding commission due to a third-party reinsurance transaction of $10.4 million.

Cash Used in by Investing Activities

Net cash used for investing activities for 2021 was $452.4 million. The primary source of cash used was from our purchase of investments from sales of the MYGA and FIA products of $977.8 million. Offsetting this use of cash was our sale of investments of $525.7 million.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities in 2021 was $468.1 million. The primary source of cash was net receipts on the MYGA and FIA products of $453.2 million.

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

Management, (with the participation of our chief executive officer and principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2021. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our -principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth, as of December 31, 2021, certain information regarding our directors and executive officers.

Name	Age	Position	Director/Officer Since
Georgette Nicholas	57	Chief Executive Officer, Interim Chief Financial Officer,	2021
		Director

Michael Minnich	50	President, Chief Investment Officer, Director	2019

Shyamal Somaroo	51	Chief Technology Officer	2020

Deb Havranek	65	Chief Accounting Officer and Treasurer	2015

Eric J. Del Monaco	44	Chief Risk Officer	2020

Richard Vecchiolla	57	Head of Structuring 1505 Capital	2020

John T. Hompe	60	Director and Independent Board Chair	2015

Firman Leung	64	Director	2016

Jack Theeler	76	Director	2012

Sachin Goel	40	Director	2019

Douglas K. Bratton	62	Director	2020

Nancy Callahan	61	Director	2021

Diane Davis	54	Director	2021

Georgette Nicholas. Ms. Nicholas has more than 30 years experience in the global financial services industry including insurance, reinsurance and capital markets. She has acommitment to developing strong culture and leadership in organizations, supporting diversity and inclusion to grow engagement. Ms. Nicholas previously held the position of CEO and Managing Director for Genworth Mortgage Insurance Australia, a publicly listed ASX company in Sydney, Australia. She also held various roles with Genworth Financial, Inc. in investor relations, chief financial officer roles in the mortgage insurance business and controllership. Ms. Nicholas also worked in public accounting, including as a firm director with Deloitte.

Michael Minnich. Mr. Minnich has over 25 years of experience in insurance, a private investment company, technology, risk-management, and investing. He was named Executive Chair of Midwest on April 30, 2019 and Co-Chief Executive Officer on November 16, 2020. Mr. Minnich was named President and a member of the Board of American Life in June 2018. Mr. In November of 2021, Mr. Minnich transitioned from the Co-Chief Executive officer of Midwest and Executive Chair of Midwest, to the President and Chief Investment officer. Minnich is a Founder and has been Co-Chief Executive of Vespoint Capital LLC since 2018. Since July 2010, he has been managing member of Rendezvous Capital LLC, a New York firm advising insurers on capital and investments. From February 2013 to May 2017, he was Chief Investment Officer of A-Cap, an insurance holding and investment company. Mr. Minnich graduated with a Bachelor of Science degree in Electrical Engineering in 1994 and an MBA in 1995 from the Massachusetts Institute of Technology.

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

Debra K. Havranek. Ms. Havranek is our Vice President, Chief Accounting Officer and Treasurer and has worked for us since 2014. She has more than 27 years of experience in Corporate Reporting in the life insurance, banking, and consumer packed goods industries. Previously, she served from April 2006 to June 2014 as Manager of Finance at Conagra Brands, a large publicly traded corporation. Ms. Havranek holds a B.S.B.A. in Accounting from the University of Nebraska Omaha and is a Certified Public Accountant.

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

Richard Vecchiolla. Mr. Vecchiolla is the head of structuring at  1505 Capital. He has been dedicated to the development of innovative solutions at financial companies for more than twenty-five years. Mr. Vecchiolla was formerly a principal on an insurance holding company & asset management platform with more than $2 billion in insurance product AUM. During his tenure, Mr. Vecchiolla headed up multiple acquisitions, reinsurance treaties and formed Haymarket Insurance Company. Mr. Vecchiolla prior experience also included: (i) Managing Director at Swiss Re (ii) VP at Morgan Stanley and (iii) legal counsel at Greenwich NatWest and Rogers & Wells. Richard has a JD from Georgetown University, an MBA from Pepperdine University and an MS from Temple University.

John T. Hompe. Mr. Hompe was the Managing Partner and co-founder of J.P. Charter Oak Advisors LLC, a private investment firm focused on the financial services industry from 2012 to 2019. Mr. Hompe has worked in the financial services sector for more than 35 years. He has held numerous board positions with insurance companies during his career. From 2003 through 2012, Mr. Hompe worked in investment banking and asset management (KBW Asset Management from 2011 through 2012 as a Managing Director and Keefe Bruyette & Woods, Inc. from 2003 to 2011 as Co-Head of Insurance and Asset Management Investment Banking). Mr. Hompe served as an observer on the Board of Directors of International Planning Group, Ltd., an international life insurance broker, and Preparis Inc., a provider of business continuity services. From 2010 to 2012, he was an independent director of Island Capital, a Bermuda investment company. He also was a director and a member of the executive committee of Island Capital’s predecessor company, EIC Corporation Ltd., a Bermuda-domiciled insurance holding company, and Exporters Insurance Company, a New York-based trade credit insurer from 2005 to 2010. He was an outside director of North American Insurance Leaders, Inc. (Nasdaq: NAIL), a special purpose acquisition corporation focused on the insurance distribution sector in 2007. He also served as a director of FIHC, a Barbados-domiciled insurance holding company, and Facility Insurance Company, a Texas workers compensation company from 2001 to 2003. Mr. Hompe was a Board Member of American Life from 2015 through June 2018. Mr. Hompe received a Bachelor of Arts degree in Politics (cum laude) from Princeton in 1983, with distinction in American Studies. Mr. Hompe was recently named Chair of the Board of Directors for both Midwest and American Life.

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

Jack Theeler. Mr. Theeler is a partner in the Morgan Theeler law firm of Mitchell, South Dakota where he has been employed since 1971. He has a bachelor’s degree in accounting (1968) and a law degree (1971) from the University of South Dakota. In law school he was Editor in Chief of the South Dakota Law Review. He was the first Chair of the South Dakota Lottery Commission, serving from 1986 to 1992. He is a member of American Bar Association, the State Bar of South Dakota, the Association of Defense Trial Attorneys,

the South Dakota Defense Lawyers Association and an associate in the American Board of Trial Advocates. He was a founding board member of Great Plains Financial Corp. and Great Plains Life Assurance, he is also a board member of American Life.

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

Douglas K. Bratton. Mr. Bratton is the Founder, President, Chief Investment Officer and majority owner of Crestline Investors, Inc., the general partner of Crestline Management, L.P., an institutional alternative investment management firm. Mr. Bratton is also sole director of Bratton Capital, Inc., which is the general partner of Bratton Capital Management L.P. Mr. Bratton has been an investment professional specializing in alternative asset strategies since 1983 and has managed assets on behalf of the Bass family of Fort Worth, Texas, since 1988. Mr. Bratton has served on the Board of Directors of Bounty Minerals Corporation, a private company, since 2014, and the Board of Visitors of Duke University’s Fuqua School of Business since 2013. Mr. Bratton received a B.S. from North Carolina State University in 1981 and an M.B.A. with Honors from Duke University in 1984

Nancy Callahan. Ms. Callahan has over 25 years of experience acting as a versatile business leader, delivering market differentiation through profit and loss oversight, general management, strategy, corporate governance, product development and business development. She is currently serving, and has been since 2021, as Global VP of Next-Generation Cloud Delivery for SAP Customer Success Services in St. Petersburg, FL. From 2017 to 2021, Ms. Callahan served as Global VP of Strategy for SAP Customer Success Services, and previously, Global VP of Strategy and Growth for SAP Digital Business Services, positions she has held since 2017. From 2015 to 2017, Ms. Callahan served as Chief of Staff to an SAP Board Member for the SAP Business Networks and Applications Group. During 2014, she served as Chief of Staff to the President and COO of Concur Technologies (“Concur”). From 2013 to 2014, Ms. Callahan served as Senior Director of Platform and Web Services at Concur. From 2010 to 2012, she served as Senior Director of Product Development and Mobile Strategy with Concur. From 2001 to 2009, Ms. Callahan worked at American International Group (“AIG”), serving in many capacities including VP of Commercial Insurance with the Financial Institutions Division, VP of the Professional Liability Division and VP of Business Development in the AIG Identity Theft & Fraud Division. Prior to that, she was President of Reuters Futures Services, Inc., a business unit of Reuters Group which is now part of Thomson Reuters. Ms. Callahan received her BS in Systems Engineering from the School of Engineering and Applied Sciences at the University of Virginia and her MBA in Finance from the University of Virginia’s Darden School of Business. Additionally, she has completed the Women Board Directors Development Program with the Foster School of Business at the University of Washington.

Diane Davis. Ms. Davis has nearly 20 years of experience in executive positions utilizing her practical background in data governance, risk management, finance and leadership to be an engaged and thoughtful board member. She is currently serving, and has been since March 2020, as a Board Member with First Financial Northwest Bank. Additionally, Ms. Davis is currently serving, since 2014, as Board Member of the Habitat for Humanity for Seattle-King County. In this capacity, she serves as the Secretary and Governance Committee Chair. From 2016 to 2019, Ms. Davis served as President and CEO of Farmers New World Life Insurance Company. From 2013 to 2016, she served as Chief Risk Officer of Zurich Insurance Company’s Global Life North America region. From 2010 to 2013, Ms. Davis served as Chief Risk Officer of Farmers New World Life Insurance Company. From 2003 to 2010, she served in various senior executive roles at Kemper Investors Life Insurance Company. Prior to that, she gained experience through actuarial, marketing, distribution and strategic finance positions. Ms. Davis received her BS in Actuarial Science from the University of Illinois at Urbana-Champaign and her MBA from the University of Washington. She is a Fellow of the Society of Actuaries.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers.

Board Composition

Our board currently consists of nine members. In accordance with our certificate of incorporation, our board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting of stockholders following election. As of December 31, 2021, our directors were divided among the three classes as follows:

●	the Class I directors are Firman Leung, Nancy Callahan and Diane Davis, and their terms will expire at the annual meeting of stockholders to be held in 2024;
●	the Class II directors are John Hompe, Sachin Goel and Jack Theeler, and their terms will expire at the annual meeting of stockholders to be held in 2022;
●	the Class III directors are Michael Minnich, Georgette Nicholas, and Douglas Bratton, and their terms will expire at the annual meeting of stockholders to be held in 2023;

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

Our board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board has determined that Sachin Goel, John Hompe, Firman Leung, Jack Theeler, Diane Davis, and Nancy Callahan do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements of the Nasdaq Listing Rules. In making this determination, our board considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. These six independent directors constitute a majority of the board.

Our board has determined that Michael Minnich and Georgette Nicholas are not independent due to their executive officer and employee positions with our company, and their personal and shared beneficial stock ownership makes them our largest stockholders. In addition, our board has determined that Douglas Bratton is not independent by virtue of his affiliation with one of our largest stockholders.

Board Meetings and Committees

The Board meets at such times as are necessary and generally on the dates of regularly scheduled Board meetings and at such other times as may be necessary.

There are three standing committees appointed by the Board: the Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each committee has the power to employ the services of outside consultants and to have discussions and interviews with personnel of the Company and others. The principal functions of the committees are summarized as follows:

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

Our Audit Committee consists of John Hompe, Firman Leung, Jack Theeler and Diane Davis. Our board has determined that all members are independent under the Nasdaq Listing Rules and Rule 10A-3(b)(1) of the Exchange Act. The chair of our Audit Committee is Diane Davis. Our board has determined that Diane Davis is an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K. Our board has also determined that each member of our audit committee can read and understand fundamental financial statements, in accordance with applicable requirements. In arriving at these determinations, the board has examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance and investment sector. The Audit Committee is governed by a charter that complies with the rules of Nasdaq.

Compensation Committee

The Compensation Committee of our board approves the compensation objectives for the Company, the compensation of our chief executive officer and approves, or recommends to our board for approval, the compensation for other executives. The Compensation Committee reviews all compensation components, including base salary, bonus, benefits and other perquisites.

Our Compensation Committee consists of John Hompe, Firman Leung, Sachin Goel, and Nancy Callahan. Our board has determined that all of its members are independent under the Nasdaq Listing Rules and are “nonemployee directors” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our Compensation Committee is Sachin Goel. The Compensation Committee is governed by a charter that complies with the rules of Nasdaq.

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

On January 28, 2021, our Board of Directors formed a Nominating and Corporate Governance Committee. The primary purposes of our Nominating and Corporate Governance Committee are to assist the Board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;
●	developing and recommending to the Board and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of Midwest; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Our Nominating and Corporate Governance Committee consists of Jack Theeler, John Hompe, Nancy Callahan, and Diane Davis. Our board has determined that all of its members are independent under Nasdaq Listing Rules and are “nonemployee directors” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of our Nominating and Corporate Governance Committee is Nancy Callahan.

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

Code of Ethics and Conflicts of Interest Policy

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our executive officers, including our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions in accordance with applicable federal securities laws. Our Code of Ethics provides general statements of our expectations regarding ethical standards that we expect our directors, officers and employees to adhere to while acting on our behalf. Our board is responsible for overseeing the Code of Ethics and granting any waivers applicable to any director, officer or employee.

The Code of Ethics is publicly available on our website at https://midwestholding.q4cdn.com/816399992/files/doc_downloads/gov_docs/MWH-Code-of-Business-Conduct-and-Ethics-2019_05_21.pdf.

We have also adopted a Code of Conduct and Conflicts of Interest Policy for all Members of the Boards of Directors of Midwest Holding Inc. and American Life & Security Corp. (“Conflicts of Interest Policy”), which includes provisions covering related person transactions. In general, any transaction, or proposed transaction, in which the Company (including any of its subsidiaries) is or will be a participant and any director, executive officer, more than 5% stockholder or immediate family member of any such persons had, has or will have a direct or indirect interest must be reviewed and approved or ratified by the nominating and corporate governance committee of our board.

The Conflicts of Interest Policy is publicly available on our website at https://midwestholding.q4cdn.com/816399992/files/doc_downloads/gov_docs/MWH-Conflicts-of-Interest-Policy-2019_05_21.pdf.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act of 1934, as amended, requires our Directors, officers and persons who beneficially own more than 10% of our Common Stock to file certain reports of beneficial ownership with the Securities and Exchange Commission. These reports show the Directors,’ officers’ and greater than 10% stockholders' ownership and the changes in ownership of our common stock and other equity securities. The SEC regulations also require that a copy of all such Section 16(a) forms filed must be furnished to us by the person or entity filing the report. To the Company’s knowledge, during the fiscal year ended December 31, 2021, all reports required to be filed pursuant to Section 16(a) were filed on a timely basis, except for the following:

●	John T. Hompe, Board member, filed a late Form 4 on March 9, 2021, which reported the purchase of voting common stock on December 17, 2020.
●	Debra Havranek, our Chief Financial Officer at the time, filed a late Form 4 on April 21, 2021 in connection with an employee stock option granted by the Company on March 11, 2021.

Interlocks

The Compensation Committee members are not officers or employees of our company, and there is not, nor was there during fiscal 2021, any compensation committee interlock (in other words, no executive of Midwest serves as a Director or on the compensation committee of a company that has one or more executives serving on our Board of Directors or our Compensation Committee).

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued in the years indicated by Midwest to its named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Option Awards/ Restricted Stock Options		All Other Compensation		Total
Georgette Nicholas, Chief Executive Officer, Chief Financial Officer, Director(1)	2021	$94,000	$150,000	(4)	$73,000	(5)	$1,000	(6)	$318,000
	2020	—	—		—		—		—

Michael Minnich, President, Chief Investment Officer, Director(2)	2021	$300,000	$225,000	(4)	$-		$11,000	(6)	$536,000
	2020	256,250	250,000		111,285	(5)	16,505		634,040

Richard Vecchiolla, Chief Executive Officer, 1505 Capital	2021	$335,000	$273,000	(4)	$—		$15,000	(6)	$623,000
	2020	$568,343	$—		$—		$8,530	(6)	$576,873

Eric Del Monaco, Chief Risk Officer	2021	$250,000	$250,000		$—		$—		$500,000
	2020	$250,000	$41,667		$113,907	(7)	$—		$405,574

A. Michael Salem, Former Co-Chief Executive Officer, Director(3)	2021	$267,000	$240,000		$—		$14,000	(6)	$521,000
	2020	$256,250	$250,000		$111,285	(5)	$7,987	(6)	$625,522

1)	Ms. Nicholas was appointed as our Chief Executive Officer on November 19, 2021. Prior to this date, Ms. Nicholas was our President and Chief Financial Officer from September 8, 2021. Ms. Nicholas continues to act as our Interim Chief Financial Officer until we appoint a replacement.

2)	Mr. Minnich was appointed as our President and CIO on November 22, 2021. Prior to this date, he was our Co-CEO.

3)	On November 19, 2021, Mr. Salem resigned as an employee and director of the Company.

4)	10,000 paid December 2021. Balance payable March 2022 once approved by the Board.

5)	Indicates option awards granted under the 2019 and 2020 Long-Term Incentive Plans.

6)	Represents contributions to executive officers’ 401K and reimbursement for health insurance premiums.

7)	Includes restricted stock options with respect to 18,597 shares of our voting common stock.

We sponsor a 401(k) Plan for all eligible employees. The Plan was amended in December 2020 to allow for us to contribute 3% of the employee’s salary to the employee’s 401(k) and match up to 4% of the employee contributions up to the maximum allowed by law.

Long-Term Incentive Plans

We have adopted two equity incentive plans the Midwest Holding Inc. 2019 Long-Term Incentive Plan and the 2020 Long-Term Incentive Plan (collectively, the “Plans”). The 2019 Plan was approved by our stockholders at our annual meeting of stockholders in June 2019. The 2020 Plan was approved by the shareholders at our annual meeting of stockholders in 2021.

The terms of the Plans are essentially the same except the 2019 Plan provides that a maximum of 102,000 shares of our voting common stock (“common stock”) may be issued in conjunction with awards granted under the 2019 Plan while the 2020 Plan provides that a maximum of 350,000 shares of our common stock may be issued in conjunction with awards granted under the 2020 Plan. In addition, the 2019 Plan will expire on March 26, 2029, while the 2020 Plan expires on November 16, 2030. However, the terms and conditions of the Plans will continue to apply after the relevant expiration dates to all 2019 and 2020 Plan awards granted prior to relevant expiration date until they are no longer outstanding pursuant to the terms of such awards.

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

Executive Outstanding Equity Awards at 2021 Fiscal Year End

The following table sets forth the options granted to Georgette Nicholas, and Mike Minnich  and one other highest paid executive offices of Midwest.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option exercise price($)	Option expiration date
Michael Minnich	—	74,751(1)	$41.25 per share	11/16/2030
Georgette Nicholas	—	30,000(2) 43,000(2)	$16.37 $41.25 per share	12/22/2031 9/17/2031
A. Michael Salem(3)	—	74,751(3)	$41.25 per share	11/16/2030

(1)	The options vest in equal installments 60 days after each of the first five anniversaries of the date of grant (11/16/2020), subject to accelerated vesting under certain circumstances.

(2)	The 43,000 stock options vest in equal installments 60 days after each of the first seven anniversaries of the date of grant (9/08/2021), subject to accelerated vesting under certain circumstances. The 30,000 will vest in five equal installments beginning on November 19, 2022, subject to the terms of the Midwest Holding Inc. 2020 Long-Term Incentive Plan and related stock option agreement and the Reporting Person's continuous employment with the Company through the applicable vesting dates.

(3)	Mr. Salem resigned as an employee and director on November 19, 2022. In connection with his resignation, all of his options became fully vested.

Executive Employment Agreements

On September 8, 2021, we entered into an employment agreement with Georgette Nicholas, Chief Executive Officer. On November 16, 2020, we entered into an employment agreement with Michael Minnich, our President. A summary description of the employment agreement is set forth below. Among other things, the employment agreements are “at will” and provide:

a)	that Ms. Nicholas’s agreement, as the Chief Executive Officer of the Company, is for a three-year term that will be extended automatically for one-year periods beginning on the third anniversary of the term unless notice is given by either party;

b)	Ms. Nicholas’ base salary of $300,000 per year plus eligibility to receive an annual target bonus of 50% of the base salary, with the annual bonus range from 0% to a maximum of 100% of the base salary, with each bonus to be determined based upon achievements of performance goals established by the compensation committee of our board;

c)	that Mr. Minnich’s agreement, as the President and Chief Investment Officer of the Company, is for a three-year term that will be extended automatically for one-year periods beginning on the third anniversary of the term unless notice is given by either party;

d)	Mr. Minnich’s base salary of $300,000 per year plus eligibility to receive an annual target bonus of 75% of the base salary, with the annual bonus range from 0% to a maximum of 150% of the base salary, with each bonus to be determined based upon achievements of performance goals established by the compensation committee of our board;

e)	customary benefits including health insurance and other fringe benefits and expense reimbursements;

f)	stock options as summarized above under “2020 Long-Term Incentive Plan”;

g)	for termination of the employment agreement upon the executive’s death, disability or for good cause (as defined therein) in which event he will be entitled only to his base salary through the date of termination;

h)	for executive’s resignation without good reason (as defined therein) or retirement in which event they will be entitled to their base salary and benefits for 12 months after the date of termination;

i)	for executive’s resignation for good reason or upon a change in control of the Company (as defined therein) or their employment is terminated other than for death, disability or good cause (each a “Qualifying Termination”) in which event they will be entitled to a severance payment as follows: (i) if the Qualifying Termination occurs at any time other than in connection with or within a 12-month period following a change in control, they will be paid for 12 months on a quarterly basis the pro rata amount of his base salary and target bonus for each quarter and all of his stock options and other equity awards will vest in full, and (ii) if the Qualifying Termination occurs within 12 months following a change in control, the executive will be paid a lump sum amount of two times their base salary and target bonus and all stock options and other equity awards will vest in full; and

j)	customary confidentiality, non-compete and other provisions.

Director Compensation

As approved, per the recommendation of the Compensation Committee, by the Board during its meeting on March 11, 2021:

Each non-employee member of the Board shall receive:

●	An annual retainer of $30,000;

●	For every committee other than the Audit Committee, each member (other than the Chair) shall receive an additional $2,000 annually and the Chair shall instead receive an additional $4,000 per annum;

●	Each member (other than the Chair) of the Audit Committee shall receive an additional $3,000 annually and the Chair shall instead receive an additional $6,000 per annum;

●	$30,000 restricted stock units or equivalent equity ownership, with one-year cliff vesting;

●	A stock ownership guideline of three times the annual cash retainer (i.e., $90,000), with a 100% retention requirement until this threshold is met;

●	Initially resulting in total annual compensation of $60,000, in addition to committee fees.

The following table sets forth the compensation paid or accrued by us to our directors, other than directors who are also named executive officers, for the last completed fiscal year.

(In thousands, except option awards)
Name	Year	Fees Earned or Paid in Cash	Restricted Stock Unit Awards(1)
John Hompe	2021	$58,150	727

Firman Leung	2021	44,500	727

Jack Theeler	2021	52,050	727

Sachin Goel	2021	41,750	727

Douglas Bratton	2021	36,000	727

Nancy Callahan(2)	2021	34,000	727

Diane Davis(2)	2021	35,000	727

1)	Each outside director received a restricted stock unit awards of 727 shares of our voting common stock. The restricted stock units vest on the earlier of the first anniversary of its date of grant (November 11, 2021) and the next date of the annual meeting of stockholders, subject to the terms of the restricted stock unit agreement and the Long-Term Incentive Plan. Each restricted stock unit represents the contingent right to receive one share of our voting common stock upon vesting.

2)	Ms. Callahan and Ms. Davis were elected June 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2021 regarding the beneficial ownership of our voting common stock by (i) each officer and director, and (ii) all of our executive officers and directors as a group, and (iii) each person who we believe to be the beneficial owner of more than 5% of our outstanding voting common stock. Unless otherwise indicated, the address of each beneficial owner is c/o Midwest Holding, Inc., 2900 South 70th Street, Suite 400, Lincoln, Nebraska 68506.

	Voting Common Stock
Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
Georgette Nicholas(1)	—	*

Michael Minnich(2)	439,796	11.7%

Eric J. Del Monaco(3)	64,155	1.7%

Debra Havranek(4)	1,000	*

Shyamal Somaroo(5)	—	*

Richard Vecchiolla	—	*

John T. Hompe(9)	133	*

Firman Leung(6,9)	33	*

Jack Theeler(9)	33	*

Sachin Goel(7,9)	4,477	*

Douglas K. Bratton(8)	444,454	11.9%

Nancy Callahan(10)	—	*

Diane Davis(10)	—	*

Named Executive Officers and Directors as a Group
(10 persons):	954,081	25.3%

Beneficial Owners of More than Five Percent:
Crestline Assurance Holding LLC(8)	444,454	11.9%
A. Michael Salem(11)	278,049	7.44%
Knott Partners, L.P.(12)	243,937	6.53%
Wellington Management Group LLP, NA(13)	238,095	6.37%
Wellington Trust Company, National Association Multiple Common trust Funds Trust,
Micro Cap Equity Portfolio(14)	202,600	5.42%

* Represents beneficial ownership of less than 1%.

1)	Ms. Nicholas has stock options granted of 73,000. None have vested or exercised as of December 31, 2021.

2)	Consists of 11,669 shares of voting common stock directly owned by Mr. Minnich and 413,176 shares of voting common stock indirectly owned by Rendezvous Capital, LLC, an entity controlled by Mr. Minnich and owned by Mr. Minnich and his spouse. Does not include 74,751 shares underlying outstanding but unvested stock options. Mr. Minnich’s address is 19 Brookridge Dr., Greenwich, CT 06830

3)	Includes 18,597 shares of voting common stock subject to vesting requirements pursuant to a restricted stock award granted to Mr. Del Monaco under the Company’s equity incentive plan.

4)	Represents 1,000 shares underlying a vested stock option. Does not include 2,500 shares underlying outstanding but unvested stock options.

5)	Does not include 4,200 shares underlying outstanding but unvested stock options.

6)	Mr. Leung’s address is 241 Central Park West, New York, NY 10024

7)	Held by the Goel Family LTD Partnership II, a family investment partnership, in which Mr. Goel’s father is the general partner and Mr. Goel is one of three limited partners.

8)	The following information was obtained from a Schedule 13D filed by Douglas K. Bratton, Crestline Investors, Inc., Crestline Management, L.P. and Crestline Assurance Holdings LLC with the SEC on May 4, 2020. These securities are held directly by Crestline Assurance Holdings LLC (“Crestline”). The Manager of Crestline is Douglas K. Bratton and the sole member of Crestline is Crestline Management, L.P. (“Crestline Management”). Crestline Investors, Inc. (“Crestline Investors”) is the general partner of Crestline Management. Douglas K. Bratton is the sole director of Crestline Investors. Mr. Bratton has voting and investment power over all securities held by Crestline, except for, with respect to voting power, the 175,030 shares of voting common stock covered by the proxy granted to Vespoint LLC pursuant to the Stockholders Agreement described under “Certain Shareholder Relationships and Related Transactions” below. Crestline Management, Crestline Investors and Mr. Bratton may each be deemed to beneficially own the securities held by Crestline. Therefore, Crestline, Crestline Management, Crestline Investors and Mr. Bratton share the power to (i) vote and direct the vote of 269,414 shares of our voting common stock beneficially owned by Crestline and (ii) dispose of and direct the disposition of the 444,444 shares of voting common stock beneficially owned by Crestline. Mr. Bratton is a member of our board of directors. The address of Crestline is 201 Main Street, Suite 1900, Fort Worth, Texas 76102.

9)	Does not include 67 shares underlying outstanding but unvested stock options and 727 shares underlying outstanding but unvested restricted stock units.

10)	Does not include 727 shares underlying outstanding but unvested restricted stock units.

11)	Consists of 203,298 shares of voting common stock indirectly owned through AMS Advisors, LLC an entity which Mr. Salem controls and owns. Mr. Salem’s and AMS Advisors, LLC’s address is 1075 Old Post Road, Bedford, New York 10507. Also includes 74,751 shares underlying vested outstanding stock options at $41.25 per share.

12)	As reported in Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 11, 2022. The address of the filer is 485 Underhill Boulevard, Suite 205, Syosset, New York 11791.

13)	As reported in Schedule 13G filed with the Securities and Exchange Commission on February 4, 2022. The address of the filer is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

14)	As reported in Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on February 4, 2022. The address of the filer is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Xenith

On June 28, 2018, we underwent a change in control as a result of the closing of the Xenith Agreement. On June 18, 2019, Xenith converted preferred stock and loans of $20,600,000 into 2,001,070 shares of our voting common stock. Xenith is a controlled subsidiary of Vespoint, which is also the manager of Xenith. In August 2020, shares of our voting common stock owned by Xenith were distributed to its members, including Vespoint. Vespoint is owned and managed by AMS Advisors LLC, a Delaware limited liability company (“AMS”), and Rendezvous Capital LLC, a New York limited liability company (“Rendezvous”). On November 10, 2020, shares of our voting common stock owned by Vespoint were distributed to its members, including AMS and Rendezvous. Rendezvous is a private investment company controlled by Michael Minnich.

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

Among other things, the Stockholders Agreement provides:

Constituency and election to our board. As long as Crestline and its affiliates own at least 10% of our outstanding voting common stock, Vespoint, Xenith and Mr. Minnich and his affiliates (the “Vespoint Stockholders”) have agreed to vote their Company shares for one Crestline representative on our board of directors and, subject to reasonable committee member suitability standards and applicable regulatory qualification requirements, any committee thereof, with board of directors observer rights provided for an additional Crestline representative, and we appointed one Crestline designated member and a Crestline selected observer to the board of directors of American Life. Crestline agreed, so long as it and its affiliates own at least 10% of our outstanding voting common stock, to vote its shares for the election of Mr. Minnich to our board of directors as long as he separately owns at least 3% of the outstanding shares of our voting common stock and is an executive officer of the Company.

Proxy. Crestline currently owns 444,444 shares of our voting common stock (the “Crestline Owned Shares”), which represent approximately 11.9% of our outstanding shares of voting common stock. However, Crestline has only full investment and voting authority with respect to the proportion of the Crestline Owned Shares which represent 9.9% of our outstanding voting common stock (the “Voting Threshold”). While Crestline currently holds the Crestline Owned Shares above the Voting Threshold as an economic investment, all voting authority with respect to such shares has been delegated to Vespoint under a voting proxy (the “Proxy”) granted to such entity pursuant to the Stockholders Agreement. As of November 16, 2020, 74,000 Crestline Owned Shares are subject to the Proxy.

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

Master Agreement. On July 27, 2020, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with SRC2, a protective cell of Seneca Re that was capitalized by Crestline.

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

In addition, pursuant to the Master Agreement, the parties agreed to enter into a separate agreement whereby, among other things and subject to certain conditions, American Life will agree to reinsure additional new business production to one or more reinsurers formed and/or capitalized by Crestline, Midwest or an appropriate affiliate will refer potential advisory clients to Crestline, and American Life will consider investing in certain assets originated or sourced by Crestline. Through December 31, 2021, American Life had ceded $273.7 million, inception to date, face amount of annuities to CL Re and/or its successor (which was funded with $40 million in capital by Crestline). American Life received ceding fees under SAP of $12.9 million and expense reimbursements under SAP of $24.6 million in connection with these reinsurance transactions during the year ended December 31, 2021. Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline SP1, a segregated portfolio company of Crestline Re SPC, under which the above described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline SP1.

Director Independence

See Item 10 above for information concerning Director independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The principal independent registered public accounting firm utilized by Midwest during 2021 and 2020 was Mazars USA LLP (“Mazars”). Midwest has signed engagement letters with Mazars outlining the expenses for both the audit work and the tax compliance services were approved by Midwest’s board of directors.

The aggregate fees billed by Mazars to Midwest for the fiscal years ended December 31, 2021 and 2020 were as follows:

	Fiscal 2021	Fiscal 2020
Audit Fees(1)	$432,781	$436,998
Audit-Related Fees(2)	62,449	92,818
Tax Fees(3)	72,235	45,510
	$567,465	$575,326

1)	Represents the aggregate fees billed and expenses for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by an independent registered public accounting firm in connection with statutory or regulatory filings or engagements for those fiscal years.

2)	Represents the aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees."

3)	Represents the aggregate fees billed for professional services provided by the principal accountant for tax compliance, tax advice and tax planning.

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
10.7

Assumption and Indemnity Reinsurance Agreement — American Life & Security Corporation and Unified Life Insurance Company dated November 30, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 6, 2018.)

10.8

Funds Withheld Coinsurance and Modified Coinsurance Agreement between Ironbound Reinsurance Company Limited and American Life & Security Corp dated July 31, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 7, 2019.)

10.9

Funds Withheld and Funds Paid Coinsurance Agreement (MYGA and FIA Business) between US Alliance Life and Security Company and American Life & Security Corp., effective as of January 1, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 21, 2020.)

10.10

Securities Purchase Agreement dated April 24, 2020 by and among Midwest Holding Inc., Xenith Holdings LLC, Vespoint LLC and Crestline Assurance Holdings LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on April 24, 2020.)

10.11

Indemnification Agreement dated April 24, 2020 by and between Midwest Holding Inc. and Douglas K. Bratton (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on April 24, 2020.)

10.12

Stockholders Agreement dated April 24, 2020 between and among Midwest Holding Inc., Crestline Assurance Holdings LLC, Xenith Holdings LLC, Vespoint LLC, Michael Minnich and A. Michael Salem (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on April 24, 2020.)

10.13

Funds Withheld and Modified Coinsurance Agreement between SDA Annuity & Life Re and American Life & Security Corp. effective as of September 30, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on May 14, 2020.)

10.14

Unit Purchase Agreement by and among the Company, Aurora Financial Services, a Delaware corporation (the “Seller”) and 1505 Capital LLC, a Delaware limited liability company (“1505 Capital”) effective as of June 12, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 17, 2020.)

10.15†

Employment Agreement made and entered into, effective as of the 1st day of January, 2020, by and between Richard Vecchiolla and Midwest Holding Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on June 17, 2020.)

10.16

Master Letter Agreement among American Life & Security Corp., Seneca Reinsurance Company, LLC and Crestline Management, L.P. effective as of April 24, 2020 and Appendices (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 3, 2020.)

10.17†

Employment Agreement made and entered into on November 16, 2020 by and between Michael Minnich and Midwest Holding Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 18, 2020.)

10.18†	Midwest Holding Inc. 2019 Long-Term Incentive Plan dated June 11, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 17, 2019.)
10.19†	2020 Long-Term Incentive Plan dated as of November 16, 2020 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on November 18, 2020.)
10.20

Novation Agreement by and among American Life & Security Corp., Seneca Incorporated Cell, LLC 2020-02 (“SRC2”), and Crestline Re SPC, dated as of December 8, 2020. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 14, 2020.)

10.21

Amended and Restated Funds Withheld Coinsurance and Modified Coinsurance Agreement (MYGA and FIA Business) between Crestline Re SPC, for and on behalf of Crestline Re SP1 and American Life & Security Corp. dated December 8, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on February 5, 2021.)

10.22

Amended and Restated Trust Agreement dated December 8, 2020, among Crestline Re SPC, for and on behalf of Crestline Re SP1, American Life & Security Corp. and U.S. Bank, National Association. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A filed on February 5, 2021.)

10.23

Amended and Restated Investment Management Agreement dated December 8, 2020 (Modco and Funds Withheld Account). (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K/A filed on February 5, 2021.)

Exhibit No.	Description
10.24†

Severance Agreement and Release between Midwest Holding Inc. and A. Michael Salem dated December 17, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2021.)

10.25†

Amended and Restated Executive Employment Agreement dated December 22, 2021 by and between Midwest Holding Inc. and Georgette C. Nicholas (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2021.)

14.1*	Code of Ethics.
15.1*	Conflicts of Interest
21.1*	List of Subsidiaries.
24	Power of Attorney (see Signature Page to this Report on Form 10-K.)
31.1*	Certification of Principal Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File. Formatted as Inline XBRL and contained in Exhibit 101.

*  Filed herewith.

† Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2022

MIDWEST HOLDING INC.

By:	/s/ Georgette Nicholas
Name:	Georgette Nicholas
Title:	Chief Executive Officer,
Chief Financial Officer

We, the undersigned, hereby severally constitute and appoint Georgette Nicholas, our true and lawful attorney with full power to sign for us, and in our names in the capacities indicated below, any and all amendments to the annual report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming her signature as she may be signed by our said attorney to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Georgette Nicholas	Chief Executive Officer, Chief Financial Officer,	March 24, 2022
Georgette Nicholas	Director (Principal Executive Officer)

/s/ Michael Minnich	President and Chief Investment Officer, Director	March 24, 2022
Michael Minnich	(President)

/s/ Debra Havranek	Chief Accounting Officer	March 24, 2022
Debra Havranek	and Treasurer (Principal Financial Officer)

/s/ John T. Hompe	Director and Independent Board Chair	March 24, 2022
John T. Hompe

/s/ Firman Leung	Director	March 24, 2022
Firman Leung

/s/ Jack Theeler	Director	March 24, 2022
Jack Theeler

/s/ Sachin Goel	Director	March 24, 2022
Sachin Goel

/s/ Douglas K Bratton	Director	March 24, 2022
Douglas K Bratton

/s/Nancy Callahan	Director	March 24, 2022
Nancy Callahan

/s/Diane Davis	Director	March 24, 2022
Diane Davis

MIDWEST HOLDING INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Midwest Holding Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Midwest Holding Inc. and Subsidiaries  (collectively, the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and the schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of embedded derivatives of fixed indexed annuities

As described in Notes 1 and 5 to the consolidated financial statements, the Company issues fixed indexed annuity products that contain embedded derivatives, valued at $123.7 million as of December 31, 2021. Fixed indexed annuity contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative. The fair value of the embedded derivatives is computed as the present value of death, surrender and partial withdrawal benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which included assumptions for expected index credits on the next policy anniversary date, future equity option cost developed based on the participation rate, cap rate, strike rate,  volatility assumption, time to expiration, and risk-free rates using the Black Scholes formula and grow at the risk-free interest rates over the term of the index period, guaranteed minimum renewal interest rate, and policyholder assumptions including mortality, lapses, partial withdrawal rates, and the utilization of benefit riders.

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

/s/ Mazars USA LLP

We have served as the Company’s auditor since 2019.

Fort Washington, Pennsylvania

March 24, 2022

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
(In thousands, except share information)
Assets
Fixed maturities, available for sale, at fair value (amortized cost: $679,921 and $369,156, respectively) (See Note 4)	$683,296	$377,163
Mortgage loans on real estate, held for investment	183,203	94,990
Derivative instruments (See Note 5)	23,022	11,361
Equity securities, at fair value (cost: $22,158 in 2021 and zero in 2020)	21,869	—
Other invested assets	35,293	21,897
Investment escrow	3,611	3,174
Federal Home Loan Bank (FHLB) stock	500	—
Preferred stock	18,686	3,898
Notes receivable	5,960	5,666
Policy loans	87	46
Total investments	975,527	518,195
Cash and cash equivalents	142,013	151,679
Deferred acquisition costs, net	24,530	13,456
Premiums receivable	354	314
Accrued investment income	13,623	6,807
Reinsurance recoverables (See Note 9)	38,579	32,146
Intangible assets	700	700
Property and equipment, net	386	104
Operating lease right of use assets	2,360	348
Receivable for securities sold	19,732	—
Other assets	2,113	1,533
Assets associated with business held for sale (See Note 2)	—	1,119
Total assets	$1,219,917	$726,401
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$12,941	$12,776
Policy claims	237	162
Deposit-type contracts (See note 11)	1,075,439	597,868
Advance premiums	1	2
Deferred gain on coinsurance transactions	28,589	18,199
Lease liabilities (See Note 13):
Operating lease	2,364	397
Payable for securities purchased	5,546	—
Other liabilities	9,044	9,553
Liabilities associated with business held for sale (See Note 2)	—	1,114
Total liabilities	1,134,161	640,071
Contingencies and Commitments (See Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of December 31, 2021 or December 31, 2020	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,737,564 shares issued and outstanding as of December 31, 2021 and 2020, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	138,452	133,592
Treasury stock	(175)	(175)
Accumulated deficit	(70,159)	(53,522)
Accumulated other comprehensive income	2,634	6,431
Total Midwest Holding Inc.'s stockholders' equity	70,756	86,330
Noncontrolling interests	15,000	—
Total stockholders' equity	85,756	86,330
Total liabilities and stockholders' equity	$1,219,917	$726,401

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2021 and 2020

	Year ended December 31,
(In thousands, except per share data)	2021	2020
Revenues
Investment income, net of expenses	$15,737	$4,047
Net realized gain on investments (See Note 4)	7,752	2,550
Amortization of deferred gain on reinsurance transactions	3,022	1,836
Service fee revenue, net of expenses	2,343	1,960
Other revenue	1,209	189
Total revenue	30,063	10,582
Expenses
Interest credited	7,012	4,225
Benefits	6	(5)
Amortization of deferred acquisition costs	2,886	670
Salaries and benefits	16,926	6,347
Other operating expenses	15,104	10,200
Total expenses	41,934	21,437
Loss from continuing operations before taxes	(11,871)	(10,855)
Income tax expense (See Note 8)	(4,766)	(1,585)
Net loss attributable to Midwest Holding, Inc.	(16,637)	(12,440)
Comprehensive income (loss):
Unrealized gains on investments arising during the year ended December 31, 2021 and 2020, net of offsets, (net of tax ($378) and $1.7 million, respectively)	(1,422)	7,398
Unrealized losses on foreign currency	—	(146)
Less: Reclassification adjustment for net realized gains on investments, net of offsets (net of tax $631 and $383, respectively)	(2,375)	(1,441)
Other comprehensive (loss) income	(3,797)	5,811
Comprehensive loss	$(20,434)	$(6,629)
Loss per common share
Basic	$(4.45)	$(4.88)
Diluted	$(4.45)	$(4.42)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021 and 2020

	Year ended December 31,
			Additional
	Treasury	Common	Paid-In	Retained		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Earnings	AOCI*	Interest	Equity
Balance, December 31, 2019	$—	$2	$54,494	$(41,082)	$620	$124	$14,158
Net loss	—	—	—	(12,440)	—	—	(12,440)
Capital raise, net of $5.9 million related expenses	—	2	79,310	—	—	—	79,312
Reverse stock split fractions retired	(175)	—	—	—	—	—	(175)
Employee stock options	—	—	164	—	—	—	164
Purchase of remaining 49% of 1505 Capital LLC	—	—	(376)	—	—	(124)	(500)
Unrealized gains on investments, net of taxes	—	—	—	—	5,957	—	5,957
Unrealized losses on foreign currency	—	—	—	—	(146)	—	(146)
Balance, December 31, 2020	$(175)	$4	$133,592	$(53,522)	$6,431	$—	$86,330
Net loss	—	—	—	(16,637)	—	—	(16,637)
Additional capital raise related expenses	—	—	(121)	—	—	—	(121)
Employee stock options	—	—	4,981	—	—	—	4,981
Unrealized losses on investments, net of taxes	—	—	-	—	(3,797)	—	(3,797)
Noncontrolling interest	—	—	—	—	—	15,000	15,000
Balance, December 31, 2021	$(175)	$4	$138,452	$(70,159)	$2,634	$15,000	$85,756

* Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

	Year ended December 31,
(In thousands)	2021	2020
Cash Flows from Operating Activities:
Loss attributable to Midwest Holding, Inc.	$(16,637)	$(12,440)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(1,244)	(423)
Depreciation and amortization	50	57
Stock options	4,981	164
Amortization of deferred acquisition costs	2,886	464
Deferred acquisition costs capitalized	(14,018)	(13,975)
Net realized gain on investments	(7,752)	(2,550)
Deferred gain on coinsurance transactions	10,390	10,621
Changes in operating assets and liabilities:
Reinsurance recoverables	(6,434)	(4,477)
Interest and dividends due and accrued	(6,816)	(5,296)
Premiums receivable	(40)	42
Deposit-type liabilities	24,371	—
Policy liabilities	239	10,042
Receivable and payable for securities	(14,185)	—
Other assets and liabilities	(1,133)	1,525
Other assets and liabilities - discontinued operations	4	2
Net cash used in operating activities	(25,338)	(16,244)
Cash Flows from Investing Activities:
Fixed maturities available for sale:
Purchases	(660,059)	(339,282)
Proceeds from sale or maturity	356,820	89,136
Mortgage loans on real estate, held for investment
Purchases	(160,714)	(99,356)
Proceeds from sale	72,064	18,392
Derivatives
Purchases	(23,944)	(8,589)
Proceeds from sale	14,578	1,269
Purchase of equity securities	(22,097)	—
Other invested assets
Purchases	(95,529)	(73,997)
Proceeds from sale	82,272	54,517
Purchase of restricted common stock in FHLB	(500)	—
Preferred stock	(14,926)	(3,898)
Notes receivable	-	(5,665)
Net change in policy loans	(41)	60
Net purchases of property and equipment	(331)	(69)
Net cash used in investing activities	(452,407)	(367,482)
Cash Flows from Financing Activities:
Net transfer to noncontrolling interest	15,000	—
Capital contribution	(121)	79,312
Repurchase of common stock	-	(175)
Acquisition of noncontrolling interest	-	(500)
Receipts on deposit-type contracts	471,646	415,561
Withdrawals on deposit-type contracts	(18,446)	(2,509)
Net cash provided by financing activities	468,079	491,689
Net (decrease) increase in cash and cash equivalents	(9,666)	107,963
Cash and cash equivalents:
Beginning	151,679	43,716
Ending	$142,013	$151,679

Supplementary information
Cash paid for taxes	$6,450	$350

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

Effective March 12, 2020, Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of December 31, 2021, Seneca Re has two incorporated cells, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”)  and Seneca Re Protected Cell 2021-03 (“SRC3”) which are consolidated in our financial statements. On May 12, 2020, Midwest contributed $300,000 to Seneca Re for a 100% ownership interest.

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

On June 26, 2021, the Nebraska Department of Insurance (‘NDOI”) issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) of American Life with American Republic Insurance Company (“AEG”), an Iowa domiciled reinsurance company. The agreement closed on June 30, 2021.

Under the Modco AEG Agreement, American Life cedes to AEG, on a modified coinsurance basis, 20% quota share of certain liabilities with respect to its MYGA-5 business and an initial 20% quota share of certain liabilities with respect to its FIA products. American Life has established a Modco Deposit Account to hold the assets for the Modco Agreement. The initial settlement included net premium income of $37.5 million and net statutory reserves of $34.8 million for the modified coinsurance account. The amount paid to the Modified Deposit Account from AEG was $2.4 million.

On November 10, 2021, Midwest purchased 1,000 shares of Common Stock, $.01 par value per share for a total purchase price of $5.7 million for 100% ownership in an intermediary holding company. The intermediary holding company contributed capital of $5.5 million to purchase 100% of SRC3 Class A and B capital stock. Also, on November 10, 2021, American Life and SRC3 entered into a Funds Withheld and Modified Coinsurance Agreement, whereby, SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA and quota share percentage of 45% of American Life’s FIA products.

As discussed above, Midwest owned 100% in SRC1 by contributing a total of $21.4 million. On December 30, 2021, Midwest closed the sale of approximately 70% of Seneca Incorporate Cell, LLC 2020-01 (“SRC1”) to a subsidiary of ORIX Corporation USA “ORIX USA”) for $15.0 million. Under the terms of the agreement, Midwest holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, will be the manager of the assets underlying SRC1’s reinsurance obligations going forward, replacing Midwest’s asset management arm, 1505 Capital LLC.

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of annuity products through American Life, and then reinsuring such products with third-party reinsurers, and since May 13, 2020, with Seneca Re protected cells. American Life’s legacy product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product. American Life presently offers five annuity products, two MYGAs, two FIAs, and two bonus plans associated with the FIA product. It is not presently offering any traditional life insurance products.

Basis of presentation:

These consolidated financial statements for the year ended December 31, 2021 and 2020 have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions, and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

Fixed Maturities

All fixed maturities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Premiums and discounts on fixed maturity instruments are amortized using the scientific-yield method over the term of the bonds, trust preferred, and redeemable preferred stock. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income.

Declines in the fair value of available-for-sale fixed maturity securities below their amortized cost are evaluated to assess whether any other-than-temporary impairment loss should be recorded. In determining if these losses are expected to be other-than-temporary, the Company considers severity of impairment, duration of impairment, forecasted recovery period, industry outlook, the financial condition of the issuer, issuer credit ratings, and the intent and ability of the Company to hold the investment until the recovery of the cost.

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. As of December 31, 2020, the Company analyzed its securities portfolio and determined that an impairment of approximately $35,000 should be recorded for one debt security, an impairment of $500,000 was recognized on a preferred stock, and a valuation allowance of $777,000 established on one lease. The valuation allowance on the lease of $777,000 was released as of March 31, 2021 due to the sale of the investment. The Company believed the remaining investments were not impaired as of December 31, 2020. The Company had no impairment to recognize as of December 31, 2021.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis along with the amortization of premiums and discounts.

Certain available-for-sale investments are maintained as collateral under FW and Modco agreements but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. American Life has treaties with several third-party reinsurers that have FW and Modco provisions. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers to reduce the potential credit risk. The unrealized gains/losses on those investments are passed through to the third-party reinsurers as either a realized gain or loss on the Consolidated Statements of Comprehensive Loss.

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established as of December 31, 2021 or 2020, respectively.

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

In the late 2019, the Company began investing in options to hedge our interest rate risks on our FIA product. We did not have the formal documentation and hedge effectiveness completed at the time we entered into those equity options; therefore, they do not qualify for hedge accounting. The options fair market values were recorded on our consolidated statement of comprehensive loss as realized gains or (losses).

During the last quarter of 2020, the Company began investing in foreign currency futures to hedge the fluctuations in the foreign currency. The formal documentation and hedge effectiveness was also not completed at the date we entered into those futures contracts; therefore, they do not qualify for hedge accounting. The futures fair market values were recorded on our consolidated statement of comprehensive loss as realized gains or (losses).

Additionally, reinsurance agreements written on a FW or Modco basis contain embedded derivatives on our fixed indexed annuity product. Gains or (losses) associated with the performance of assets maintained in the modified coinsurance deposit and funds withheld accounts are reflected as realized gains or (losses) in the consolidated statement of comprehensive loss.

Equity Securities

Equity securities at December 31, 2021, consisted of exchange traded funds (“ETFs”). The ETF’s are carried at fair value with the change in fair value recorded through realized gains and losses in Consolidated Statements of Comprehensive Loss. As of December 31, 2021, we held $21.9 million of ETFs and zero as of December 31, 2020.

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

Membership allows access to various funding arrangements to provide a source of additional liquidity. As of December 31, 2021, there were no outstanding funding arrangements.

Other Invested Assets

Other invested assets consists of approximately $35.3 million of various investments. Of this total, approximately $18.9 million are primarily collateral loans, private credit, and equipment leases. Also, at December 31, 2020, we had a $19.7 million investment in a private fund. Effective January 2021, this investment was repackaged into a special purpose vehicle between American Life and an unaffiliated entity, PF Collinwood Holdings, LLC (“PFC”), with American Life owning 100% of the entity. No gain or loss was recognized from the repackaging of PFC. The fair value or statement value of  PFC as of December 31, 2021 was $14.5 million with gains and losses being recorded in equity on the balance sheet.

Investment escrow

The Company held in escrow $3.6 million and $3.2 million as of December 31, 2021 and 2020, respectively. The cash held at year end was used to purchased mortgages in January 2022 and 2021, respectively.

Preferred Stock

The Company impaired in full a preferred stock investment as of December 31, 2020. This was recorded as a reduction of the asset on the Consolidated balance sheets of $500,000 and a corresponding loss on impairment on the Consolidated Statements of Comprehensive Loss.

The company held a perpetual preferred stock investment of $10.0 million as of December 31, 2021. This investment is carried at fair market value.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). One of the transactions involved the acquisition of Pound Sterling (“GBP”) 3.6 million of preferred equity in Ascona Group Holdings Limited (“the Preferred Equity”) along with warrants bearing no initial assigned value (the “Warrants”). American Life initially created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. We are carrying the preferred equity at a market value of $8.7 million as of December 31, 2021 and $3.9 million of December 31, 2020. The preferred stock and warrants had a market value of $4.9 million and $3.8 million, respectively, as of December 31, 2021 and no value as of December 31, 2020. The market value of the preferred stock and warrants was recorded in net investment income on the Consolidated Statements of Comprehensive Loss.

Notes receivable

The Company held notes receivable carried at fair value of $6.0 million and $5.7 million as of December 31, 2021 and 2020, respectively, between American Life and a related party. The note receivable has an annual interest rate of 5% which is paid in kind (“PIK”) interest per annum that increases the outstanding note balance. This note was rated BBB+ by a nationally recognized statistical rating organization. This note matures on June 18, 2050.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company held approximately GBP 2.2 million and GBP 500,000 in custody accounts, respectively. The USD equivalent held was approximately $3.0 million and $700,000, respectively. As of December 31, 2021 and 2020, the Company held approximately Euro 9.3 million and 90,000, respectively. The USD equivalent held was approximately $10.6 million and $110,000, respectively. As of December 31, 2021 and 2020, we had gains of approximately $2.0 million and approximately $50,000, respectively, related to the change in the foreign currency exchange rate of the GBP and Euro that were recorded in realized (losses) gains on investments in the Consolidated Statements of Comprehensive Loss. The Company had no money market investments as of December 31, 2021 and $100.6 million at December 31, 2021 and 2020, respectively.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. A recovery analysis is completed by our Company third-party actuaries during their year-end processes and have found that no impairment existed in conjunction with the recovery of the DAC balances.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over three to seven years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $49,000 and $48,000 for the years ended December 31, 2021 and 2020, respectively. The accumulated depreciation net of disposals totaled $1.1 million and $1.0 million as of December 31, 2021 and 2020, respectively.

During the first quarter of 2021, the Company began the implementation of a new cloud-based enterprise resource planning and enterprise performance management system. The Company expects to capitalize related consultation and support expenses relating to this system and will begin amortizing these fees over a period of five years from the date of implementation. The useful life of the system has been estimated at five years in accordance with guidance in ASC 350, Intangibles – Goodwill and Other (as updated by ASU 2018-15). As December 31, 2021, the Company had capitalized approximately $1.2 million of expenses incurred. The expected date of implementation is first quarter 2022.

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

Reinsurance

In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the Consolidated balance sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverables as appropriate. There were no allowances established as of December 31, 2021 or 2020.

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

Midwest formed Seneca Re in early 2020. Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Incorporate Cell, LLC 2021-03 (“SRC3”)  which were consolidated in our financial statements. Midwest sold 70% of SRC1 to a ORIX Corporation USA on December 30, 2021 and retained 30% ownership. Midwest maintains control over SRC1 so we are still consolidating in our financial statements.

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

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $161,000 and $2.9 million as of December 31, 2021 and 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized gains on the assets held by American Life were offset by gains in the embedded derivative of $2.7 million and losses of $2.9 million as of December 31, 2021 and 2020, respectively. We account for this unrealized gain (loss) pass-through by recording equivalent realized gains or (losses) on our Consolidated Statements of Comprehensive Loss and in amount payable to our third-party reinsurers on the Consolidated balance sheets. For further discussion see Note 5. Derivative Instruments below.

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

Deferred gain on reinsurance transactions

American Life has entered into several indemnity reinsurance contracts where it is earning ceding commissions. These ceding commissions are recorded as a deferred liability and amortized over the life of the business ceded. American Life receives commission, administrative, and option allowances from reinsurance transactions that represent recovery of acquisition costs. These allowances first reduce the DAC associated with that reinsured block of business with the remainder being included in the deferred gain on reinsurance transactions to also be amortized.

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for the years before 2018. The Company is not currently under examination for any open years. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense.

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

Service fee revenue is comprised of third-party administration (“TPA”) fees and investment management fees:

●	The TPA fees are related to accounting services performed based on service agreements with varying lengths. Revenue associated with TPA fees are only recognized when the services are performed, which is typically on a monthly or quarterly basis.
●	Fees for investment management fees are based on the total assets managed for each client at a contracted rate. The length of term on the contracts varies by client. The Company accrues investment advisory fees and recognizes revenue based on the market value of the client’s assets at the end of the applicable period, at the client’s contracted rate.

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

The investments carried by American Life for the third-party reinsurers contained unrealized gains of approximately $161,000 and $2.9 million as of December 31, 2021 and 2020, respectively. The terms of the contracts with the third-party reinsurers provided that unrealized gains and losses on the portfolios accrue to the third-party reinsurers. We account for a gain as a pass through to the third-party reinsurer by booking equivalent embedded derivative realized losses or gains in our Consolidated Statements of Comprehensive Loss. For the years ended December 31, 2021 and 2020, such realized gains of $2.7 million and losses of $2.9 million, respectively, were recorded. The remaining investments retained by American Life as of December 31, 2021 and 2020, had unrealized gains of approximately $1.2 million and $5.1 million, respectively, that included unrealized gains from assets held for SRC1 and SRC3.

Basic loss per share for the year ended December 31, 2021 and 2020 was ($4.24) and ($4.86), respectively, which included the aforementioned gain of $2.7 million and loss of $2.9 million, respectively.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018-15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350-40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this update during 2020 and analyzed all cloud-based computer agreements and determined that none qualified to be capitalized as of December 31, 2020. As of December 31, 2021, the Company had analyzed and capitalized $1.2 million of cloud-based software cost.

Future adoption of New Accounting Standards

In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services —Insurance (Topic 944). The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The new standard becomes effective after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024 for companies eligible as smaller reporting companies. Early application of the amendments in Update 2018-12 is permitted. We anticipate that the adoption of ASU 2018-12 will have a broad impact on our consolidated financial statements and related disclosures and will require us to make changes to certain of our processes, systems and controls. We are unable to determine the impact at this time of ASU No. 2018-12 as we are still in the process of evaluating the standard

In November 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the FASB’s attention by stakeholders to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which was issued in June 2016. These updated amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Under ASU 2016-13, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2022.

Note 2. Assets and Liabilities Associated with Business Held for Sale

On November 30, 2018, American Life entered into an Assumption and Indemnity Reinsurance Agreement (“Reinsurance Agreement”) with Unified Life Insurance Company (“Unified”), a Texas domiciled stock insurance company. The Reinsurance Agreement provides that American Life ceded and Unified agreed to reinsure, on an indemnity reinsurance basis, 100% of the liabilities and obligations under substantially all of American Life’s life, annuity and health policies (“Policies”). The Agreement closed on December 10, 2018.

After the closing of the Reinsurance Agreement, Unified prepared and delivered certificates of assumption and other materials to policyholders of American Life in order to effect an assumption of the Policies by Unified. Unified is obligated to indemnify American Life against all liabilities and claims and all of its policy obligations from and after July 1, 2018. Unified estimated that 80% to 90% of the policyholder would convert to assumptive by the end of 2019.

The consideration paid by Unified to American Life under the Reinsurance Agreement upon closing was $3.5 million (“Ceding Commission”), subject to minor settlement adjustments. At closing, American Life transferred the Statutory Reserves and Liabilities, as defined in the Reinsurance Agreement, directly related to the policies, to Unified. The Ceding Commission is being amortized on a straight-line basis over the life of the policies. When the policies are converted to assumptive, meaning American Life has no liability exposure for those policies, the remaining Ceding Commission will be recognized in our consolidated statement of comprehensive loss.

As of December 31, 2021, and 2020, 90% of the indemnity policies were converted to assumptive policies thereby releasing American Life from its legal obligations related to those policies.

An assessment of the assets and liabilities held for sale was performed as of December 31, 2021 and management believes that the remaining policyholder contracts will not be converted; therefore, those remaining policy contracts should be reclassified to continuing operations and no longer called out as discontinued operations.

The table below summarizes the assets and liabilities that were included in discontinued operations as of December 31, 2021 and 2020:

	As of December 31,	As of December 31,
(In thousands)	2021	2020
Carrying amounts of major classes of assets included as part of discontinued operations:
Policy loans	$—	$33
Reinsurance recoverables	—	1,062
Premiums receivable	—	24
Total assets held for sale in the consolidated balance sheets	$—	$1,119

Carrying amounts of major classes of liabilities included as part of discontinued operations:
Benefit reserves	$—	$595
Policy claims	—	35
Deposit-type contracts	—	483
Accounts payable and accrued expenses	—	1
Total assets held for sale in the consolidated balance sheets	$—	$1,114

There were no items in 2021 or 2020 that were reclassified as discontinued operations in the consolidated statement of comprehensive loss.

Note 3. Non-controlling Interest

Purchase

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

Disposal

On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to a subsidiary of ORIX Corporation USA for $15.0 million. Under the terms of the agreement, Midwest holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, will be the manager of the assets underlying SRC1’s reinsurance obligations going forward, replacing Midwest’s asset management arm, 1505 Capital LLC. Midwest is recognizing the $15.0 million as Noncontrolling interest in the equity section of the Consolidated balance sheets.

Note 4. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2021 and 2020 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
December 31, 2021:
Fixed maturities:
Bonds:
U.S. government obligations	$1,855	$32	$5	$1,882
Mortgage-backed securities	55,667	368	755	55,280
Asset-backed securities	24,675	443	167	24,951
Collateralized loan obligation	272,446	2,928	851	274,523
States and political subdivisions -- general obligations	105	9	—	114
States and political subdivisions -- special revenue	4,487	1,129	4	5,612
Corporate	35,392	1,846	99	37,139
Term Loans	268,794	441	1,767	267,468
Trust preferred	2,218	19	—	2,237
Redeemable preferred stock	14,282	53	245	14,090
Total fixed maturities	$679,921	$7,268	$3,893	$683,296
Mortgage loans on real estate, held for investment	183,203	—	—	183,203
Derivatives	18,654	6,391	2,023	23,022
Federal Home Loan Bank (FHLB) stock	500	—	—	500
Equity securities	22,158	—	289	21,869
Other invested assets	34,491	813	11	35,293
Investment escrow	3,611	-	—	3,611
Preferred stock	14,885	3,801	—	18,686
Notes receivable	5,960	—	—	5,960
Policy loans	87	—	—	87
Total investments	$963,470	$18,273	$6,216	$975,527

December 31, 2020:
Fixed maturities:
Bonds:
U.S. government obligations	$5,744	$426	$6	$6,164
Mortgage-backed securities	14,638	276	157	14,757
Asset-backed securities	7,277	173	—	7,450
Collateralized loan obligation	209,224	5,450	350	214,324
States and political subdivisions -- general obligations	107	11	—	118
States and political subdivisions -- special revenue	5,293	909	—	6,202
Corporate	17,401	1,379	171	18,609
Term Loans	107,254	—	—	107,254
Trust preferred	2,218	67	—	2,285
Total fixed maturities	$369,156	$8,691	$684	$377,163
Mortgage loans on real estate, held for investment	94,990	—	—	94,990
Derivatives	8,532	3,257	428	11,361
Other invested assets	21,897	—	—	21,897
Investment escrow	3,174	—	—	3,174
Preferred stock	3,898	—	—	3,898
Notes receivable	5,666	—	—	5,666
Policy loans	46	—	—	46
Total investments	$507,359	$11,948	$1,112	$518,195

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$2,674	0.4%	$3,071	0.8%
AA	482	0.1	5,818	1.5
A	168,141	24.6	49,445	13.1
BBB	462,699	67.7	247,636	65.7
Total investment grade	633,996	92.8	305,970	81.1
BB and other	49,300	7.2	71,193	18.9
Total	$683,296	100.0%	$377,163	100.0%

Reflecting the quality of securities maintained by us, as of December 31, 2021 and 2020, 92.8% and 81.1%, respectively, of all fixed maturity securities were investment grade.

The following table summarizes, for all securities in an unrealized loss position at December 31, 2021 and 2020 the estimated fair value, pre-tax gross unrealized loss and number of securities by length of time that those securities have been continuously in an unrealized loss position.

	December 31, 2021			December 31, 2020
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
(In thousands)	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$104	$2	1	$55	$—	2
Mortgage-backed securities	35,403	755	35	5,708	157	5
Asset-backed securities	12,355	167	13	14,878	247	19
Collateralized loan obligation	90,731	851	115	—	—	—
States and political subdivisions -- special revenue	217	4	0	6	—	1
Term loans	105,677	1,767		—	—	—
Redeemable preferred stock	10,837	245	6	—	—	—
Corporate	2,367	73	9	3,860	104	7
Greater than 12 months:
U.S. government obligations	66	3	3	120	6	4
Collateralized loan obligations	—	—	—	7,020	103	6
Corporate	324	26	2	287	67	3
Total fixed maturities	$258,081	$3,893	184	$31,934	$684	47

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our securities positions resulted in a gross unrealized loss position as of December 31, 2021 that was greater than the gross unrealized loss position at December 31, 2020 due to a decline in market values. We performed an analysis and determined that there were no indicators that we should perform a cash flow testing analysis and no impairment was required as of December 31, 2021. During the impairment analysis performed as of December 31, 2020 one of our assets had been in a loss position for over two years and had a decrease in its credit rating since 2019; cashflow testing on that security determined an impairment existed so we recorded an impairment of $35,000. As of December 31, 2021, management believed the Company would fully recover its cost basis in the remaining securities and management did not have the intent to sell, nor was it more likely than not that the Company will be required to sell, such securities until they recover or mature.

See the discussion above under “Comprehensive loss” in Note 1 regarding unrealized gains/losses on investments that are owned by our reinsurers and the corresponding offset carried as a gain in the associated embedded derivatives.

The Company purchases and sells equipment leases in its investment portfolio. As of December 31, 2021, the Company owned several leases. An impairment analysis was completed on the only non-performing lease in the portfolio as of June 30, 2020 and it was determined that the underlying collateral value was less than the outstanding remaining lease payments of $3.6 million. The Company recognized a valuation allowance as of June 30, 2020 of $777,000 on that asset. During March 2021, the non-performing asset was sold for a loss of $2.4 million. The valuation allowance was released and a loss of $2.4 million was recognized; however, this asset was held on behalf of a third-party reinsurer. Therefore, due to the terms of the reinsurance agreements, the loss was passed through to the third-party reinsurer by reducing its investment income earned.

The amortized cost and estimated fair value of fixed maturities at December 31, 2021, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$43,011	$42,868
Due after one year through five years	286,283	286,068
Due after five years through ten years	240,093	242,341
Due after ten years through twenty years	63,986	64,206
Due after twenty years	44,748	46,076
No maturity	1,800	1,737
	$679,921	$683,296

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with insurance rules and regulations. At December 31, 2021 and 2020, these required deposits had a total amortized cost of $3.0 million and $3.4 million, respectively, and fair values of $3.0 million and $3.6 million, respectively.

Mortgage loans consist of the following:

(In thousands)	December 31, 2021	December 31, 2020
Industrial	$—	$1,250
Commercial mortgage loan - multi-family	101,809	66,916
Residential	50,000	—
Retail	13,824	—
Other	17,570	26,824
Total mortgage loans	$183,203	$94,990

Geographic Locations:

As of December 31, 2021, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in loans secured by properties in Delaware (34%) New York (32%), Arizona (4%), California (4%), and non-US (9%). As of December 31, 2020, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in New York (28%), Pennsylvania (14%), California (14%) and Europe (12%)).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances.

Commercial Mortgage Loans

(In thousands)	December 31, 2021	December 31, 2020
Loan-to-Value Ratio:
0%-59.99%	$91,104	$49,280
60%-69.99%	42,819	22,349
70%-79.99%	44,106	23,361
80% or greater	5,174	—
Total mortgage loans	$183,203	$94,990

The components of net investment income for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,
(In thousands)	2021	2020
Fixed maturities	$16,443	$3,661
Mortgage loans	185	992
Other invested assets	665	103
Other interest income	298	—
Gross investment income	17,591	4,756
Less: investment expenses	(1,854)	(709)
Investment income, net of expenses	$15,737	$4,047

Proceeds for the years ended December 31, 2021 and 2020 from sales of investments classified as available-for-sale were $356.8 million, and $89.1 million, respectively. Gross gains of $6.0 million and $2.2 million and gross losses of $1.4 million and $388,000 were realized on sales and the realized losses on sales during the years ended December 31, 2021 and 2020, respectively.

The proceeds included those assets associated with the third-party reinsurers. The gains and losses relate only to the assets retained by Midwest.

Note 5. Derivative Instruments

The Company entered into derivative instruments to hedge fixed indexed annuity products that guarantee the return of principal to the policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options.

The following is a summary of the asset derivatives not designated as hedges embedded derivatives in our FIA product as of December 31, 2021 and 2020:

		December 31, 2021			December 31, 2020
	Location in the
(In thousands, except number of contracts)	Consolidated
Derivatives Not Designated	Statement of	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$526,096	482	$23,766	$272,854	252	$11,361
Equity-indexed embedded derivatives	Deposit-type contracts	525,548	4,205	123,692	311,964	2,101	84,501

At December 31, 2021, the value of the embedded derivative considers all amounts projected to be paid in excess of the minimum guarantee (the amounts payable without any indexation increases) over future periods. The host contract reflects the minimum guaranteed values.

Due to price changes in the capital markets, our securities positions resulted in decreased unrealized gains at December 31, 2021, compared to 2020, reported in accumulated other comprehensive income on the balance sheet. The embedded derivative related to the asset portfolio belonging to the third-party reinsurers offset these unrealized gains. The unrealized gains as of December 31, 2021 was $161,000 compared to unrealized gains of $2.9 million as of December 31, 2020.

The following table summarizes the impact of those embedded derivatives related to the funds withheld provision where the total return on the asset portfolio belongs to the third-party reinsurers:

	December 31, 2021			December 31, 2020
(In thousands, except number of contracts)	Book Value	Market Value	Total Return	Book Value	Market Value	Total Return
Portfolio	Assets	Assets	Swap Value	Assets	Assets	Swap Value
American Republic Insurance Company	$74,983	$74,670	$313	$—	$—	$—
Crestline Re SP1	228,560	228,450	110	62,163	63,131	(968)
Ironbound	154,867	155,755	(888)	98,714	99,748	(1,034)
Ascendent Re	56,246	56,078	168	27,224	27,480	(256)
US Alliance	46,221	46,085	136	35,707	36,360	(653)
Total	$560,877	$561,038	$(161)	$223,808	$226,719	$(2,911)

The total return swap value was recorded as a decrease in our amounts recoverable from reinsurers of $161,000 compared to an increase of $2.9 million on our balance sheet as of December 31, 2021 and 2020, respectively, and a realized gain of $2.7 million compared to realized loss of $2.9 million on our income statement for the years ended December 31, 2021 and 2020.

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

Level 2 measurements

Investment escrow: The Company had escrow funds of as of December 31, 2021 and 2020, of $3.6 million and $3.2 million, respectively. These escrow funds were used to settle mortgage loans that did not close until January 2022 and 2021. The money held in escrow at December 31, 2021and 2020 was carried at cost.

Fixed maturity securities: Fixed maturity securities are recorded at fair value on a recurring basis utilizing a third-party pricing source such as the Clearwater Automated Valuation Service (“AVS”) Securities Valuation Office (“SVO”) pricing. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the years ended December 31, 2021 and 2020, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source such as the Standard & Poor’s (“S&P”) 500 index and the S&P Multi-Asset Risk Control (“MARC”) 5% index.

Equity securities: Equity securities at December 31, 2021 consist of exchange traded funds (“ETFs”). The ETF’s are considered equity securities and recorded at fair value on a recurring basis utilizing a third-party pricing source with the change in fair value recorded through realized gains and losses on the statement of operations. As of December 31, 2021 we had purchased $21.9 million of ETFs and none as of December 31, 2020.

Notes receivable: The Company held in notes receivable as of December 31, 2021 and 2020, a note of $6.0 million and $5.7 million, respectively, that includes paid-in-kind (“PIK”) interest. The note receivable is between American Life and Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at fair market value.

Level 3 measurements

Term loans: The assets classified as term loans are carried at unpaid principal net of amortization of discount or accretion, which approximates fair value or carried at fair market value based on a valuation using market standard valuation methodologies. The inputs used to measure the fair value of these assets are classified as Level 3 within the fair value hierarchy.

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

Other invested assets: Other invested assets include collateral loans, private credit investments, equipment leases, and a private fund investment. The collateral loans, private credit investments, and equipment leases are carried at amortized cost which approximates fair value. The private fund investment is carried at statement value with approximates fair value of the fund. The inputs used to measure these assets are classified as Level 3 within the fair value hierarchy.

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

Preferred stock: The perpetual preferred stock of $10.0 million is carried at fair market. As of December 31, 2021, the fair market value of the Ascona preferred stock and warrants was $4.9 million and $3.8. million, respectively. The Ascona preferred stock and warrants have no readily available market value; therefore a valuation of the investments was prepared by a third-party.

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

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in its FIA policyholder obligations. These embedded derivatives are carried at the fair market value as of December 31, 2021 and 2020. The fair value of the embedded derivative component of our FIA obligation is estimated at each valuation date by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of projected contract value amounts at the applicable risk-free interest rates adjusted for our nonperformance risk related to those obligations. The projections of FIA policy contract values are based on best estimate assumptions for future policy growth and decrements including lapse, partial withdrawal and mortality rates. The best estimate assumptions for future policy growth include assumptions for expected index credits on the next policy anniversary date which are derived from fair values of the underlying equity call options purchased to fund such index credits and the present value of expected costs of annual call options purchased in the future by us to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as assumptions used to project policy contract values.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
(In thousands, except number of contracts)	(Level 1)	(Level 2)	(Level 3)	Value
December 31, 2021
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$—	$1,882	$—	$1,882
Mortgage-backed securities	—	55,280	—	55,280
Asset-backed securities	—	24,951	—	24,951
Collateralized loan obligation	—	274,523	—	274,523
States and political subdivisions — general obligations	—	114	—	114
States and political subdivisions — special revenue	—	5,612	—	5,612
Corporate	—	37,139	—	37,139
Term Loans	—	—	267,468	267,468
Trust preferred	—	2,237	—	2,237
Redeemable preferred stock	—	14,090	—	14,090
Total fixed maturity securities	—	415,828	267,468	683,296
Mortgage loans on real estate, held for investment	—	—	183,203	183,203
Derivatives	—	23,022	—	23,022
Equity securities	—	21,869	—	21,869
Other invested assets	—	—	35,293	35,293
Investment escrow	—	3,611	—	3,611
Federal Home Loan Bank (FHLB) stock	—	—	500	500
Preferred stock	—	—	18,686	18,686
Notes receivable	—	5,960	—	5,960
Policy loans	—	—	87	87
Total Investments	$—	$470,290	$505,237	$975,527
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$123,692	123,692

December 31, 2020
Fixed maturity securities:
Bonds
U.S. government obligations	$—	$6,164	$—	$6,164
Mortgage-backed securities	—	14,757	—	14,757
Asset-backed securities	—	7,450	—	7,450
Collateralized loan obligation	—	214,324	—	214,324
States and political subdivisions — general obligations	—	118	—	118
States and political subdivisions — special revenue	—	6,202	—	6,202
Corporate	—	18,609	—	18,609
Term loans	—	—	107,254	107,254
Trust preferred	—	2,285	—	2,285
Total fixed maturity securities	—	269,909	107,254	377,163
Mortgage loans on real estate, held for investment	—	—	94,990	94,990
Derivatives	—	11,361	—	11,361
Other invested assets	—	—	21,897	21,897
Investment escrow	—	3,174	—	3,174
Preferred stock	—	—	3,898	3,898
Notes receivable	—	5,666	—	5,666
Policy loans	—	—	46	46
Total Investments	$—	$290,110	$228,085	$518,195
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$84,501	84,501

There were no transfers of financial instruments between any levels during the year ended December 31, 2021. For the year ended December 31, 2020 we transferred third-party term loans in the aggregate amount of $107.2 million between from level 2 to level 3 as there is no active market for unrated term loans.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of December 31, 2021 and 2020, respectively:

	December 31, 2021
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands, except number of contracts)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$87	$—	$—	$87	$87
Cash equivalents	142,013	—	142,013	—	142,013
Liabilities:
Policyholder deposits (deposit-type contracts)	1,075,439	—	—	1,075,439	1,075,439

	December 31, 2020
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands, except number of contracts)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$46	$—	$—	$46	$46
Cash equivalents	151,679	100,567	51	—	151,679
Liabilities:
Policyholder deposits (deposit-type contracts)	597,868	—	—	597,868	597,868

The following table presents a reconciliation from the opening balances to the closing balances with separate disclosure of changes during the period attributable to (a) total gains or losses for the period recognized in earnings and the line item(s) in the statement of comprehensive income in which such gains or losses are recognized; (b) total gains or losses for the period recognized in other comprehensive income and the line item(s) in other comprehensive income in which such gains or losses are recognized; (c) purchases, sales, issues, and settlements, with each type disclosed separately; and (d) the amounts of any transfers into or out of Level 3, the reasons for such transfers, and the policy for determining when transfers between levels have occurred during the year ended December 31, 2021:

	As of			As of
	December 31,			December 31,
(In thousands, except number of contracts)	2020	Additions	Sales	2021
Assets
Term loans	$107,254	$231,089	$70,875	267,468
Mortgage loans on real estate,
held for investment	94,990	160,277	72,064	183,203
Federal Home Loan Bank (FHLB) stock	—	500	—	500
Other invested assets	21,897	96,339	82,943	35,293
Preferred stock	3,898	14,788	-	18,686
Total Investments	$228,039	$502,993	$225,882	$505,150

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the year ended December 31, 2020:

	As of					As of
	December 31,			Valuation		December 31,
(In thousands, except number of contracts)	2019	Additions	Sales	Allowance	Impairment	2020
Assets
Term loans	$—	$107,254	$—	$—	$—	$107,254
Mortgage loans on real
estate, held for investment	13,810	99,357	18,177	—	—	94,990
Other invested assets	2,469	74,723	54,518	(777)	—	21,897
Preferred stock	500	3,898	—	—	(500)	3,898
Total Investments	$16,779	$285,232	$72,695	$(777)	$(500)	$228,039

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

Interest sensitive contract liabilities – embedded derivative – Significant unobservable inputs we use in the fixed indexed annuities embedded derivative of the interest sensitive contract liabilities valuation include:

●	Nonperformance risk – For contracts we issue, we use the credit spread, relative to the US Department of the Treasury (Treasury) curve based on our public credit rating as of the valuation date. This represents our credit risk for use in the estimate of the fair value of embedded derivatives.

●	Option budget – We assume future hedge costs in the derivative’s fair value estimate. The level of option budgets determines the future costs of the options and impacts future policyholder account value growth.

●	Policyholder behavior – We regularly review the lapse and withdrawal assumptions (surrender rate). These are based on our initial pricing assumptions updated for actual experience. Actual experience may be limited for recently issued products.

Preferred equity and warrants – Significant unobservable inputs we use in include surrender rate, discount rates, and EBITA Multiples.

The following summarizes the unobservable inputs for the embedded derivatives of fixed indexed annuities and preferred stock (with associated datable warrants):

	December 31, 2021
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$123.7	Option Budget Method	Nonperformance risk	0.3%	1.1%	0.6%	Decrease
			Option budget	1.1%	3.4%	2.4%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.7%	Decrease
Preferred equity	$4.9	Yield analysis	Discount rates	17.5%	19.5%	18.5%	Increase
Detachable warrants	$2.8	Market Approach - GPCM	EBITA Multiple	9.0x	10.0x	100.0%	Increase
* Weighted by account value

	December 31, 2020
(In millions, except for percentages)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$84.5	Option Budget Method	Nonperformance risk	0.3%	1.3%	0.7%	Decrease
			Option budget	2.6%	3.4%	2.7%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.6%	Decrease
* Weighted by account value

Note 7. Earnings Loss Per Share

The Company has 20.0 million voting common shares authorized, two million non-voting common shares authorized, and two million preferred shares authorized. There were 3,737,564 voting common shares issued and outstanding as of December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020
(in thousands, except per share amounts)
Numerator:
Net loss attributable to Midwest Holding, Inc.	$(16,637)	$(12,440)

Denominator:
Weighted average common shares outstanding	3,737,564	2,547,003
Effect of dilutive securities:
Stock options and deferred compensation agreements	—	40,850
Denominator for earnings (loss) per common share	3,737,564	2,587,853

Loss per common share	$(4.45)	$(4.88)

Note 8. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Loss carryforwards	$2,244	$1,557
Capitalized costs	127	175
Stock option granted	1,060	14
Unrealized losses on investments	1,534	1,534
Policy acquisition costs	3,640	2,243
Charitable contribution carryforward	—	2
General business credits	6	—
Derivative option allowance	510	—
Sec 163(j) limitation	171	154
Benefit reserves	5,186	3,569
Property and equipment	33	—
Other	1,464	—
Total deferred tax assets	15,975	9,248
Less valuation allowance	(14,431)	(7,002)
Total deferred tax assets, net of valuation allowance	1,544	2,246
Deferred tax liabilities:
Unrealized losses on investments	1,084	1,994
Due premiums	—	82
Intangible assets	147	147
Bond Discount	313	20
Property and equipment	—	3
Total deferred tax liabilities	1,544	2,246
Net deferred tax assets	$—	$—

At December 31, 2021 and 2020, the Company recorded a valuation allowance of $14.4 million and $7.0 million, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

There was income tax expense of $4.8 million and $1.6 million for the years ended December 31, 2021, and  2020. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Year ended December 31,
(in thousands)	2021	2020
Computed expected income tax benefit	$(2,815)	$(2,238)
Increase (reduction) in income taxes resulting from:
State tax net of federal benefit	—	158
IMR and reinsurance	157	26
Nondeductible expenses	9	5
Gain on sale of SRC1	368	—
Change in valuation allowance	7,429	4,049
Dividends received deduction	—	(10)
Amended Return - 2019/2020	339
Adjustment to payable	(110)	—
Deferred tax adjustment	(382)	—
Prior year true-up	(229)	(405)
Subtotal of increases	7,581	3,823
Tax expense	$4,766	$1,585

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of December 31, 2021, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $9.8 million. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $907,363 prior to 2017 will expire through the year of 2032, and the NOLs generated from June 28, 2018 to December 31, 2021 do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $2.1 million on the deferred tax assets related to these federal NOL carryforwards.

Note 9. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020, is as follows:

(in thousands)	December 31, 2021	December 31, 2020
Assets:
Reinsurance recoverables	$38,579	$32,146
Liabilities:
Deposit-type contracts
Direct	$1,075,439	597,868
Reinsurance ceded	(647,632)	(405,981)
Retained deposit-type contracts	$427,807	$191,887

	Year ended December 31,
	2021	2020
(in thousands)
Premiums
Direct	$258	$884
Reinsurance ceded	(258)	(884)
Total Premiums	$—	$—
Future policy and other policy benefits
Direct	$159	$233
Reinsurance ceded	(159)	(233)
Total future policy and other policy benefits	$—	$—

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer except for Unified as it is accounted for as discontinued operations as of December 31, 2021:

				Recoverable/		Total Amount
		Recoverable	Recoverable	(Payable) on Benefit	Ceded	Recoverable/
(in thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	(Payable) to/from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$(3,561)	$—	$(3,561)
Optimum Re Insurance Company	A	—	—	561	—	561
Sagicor Life Insurance Company	A-	—	157	10,901	303	10,755
Ascendant Re	NR	—	—	1,550	—	1,550
Crestline SP1	NR	—	—	18,288	—	18,288
American Republic Insurance Company	A	—	—	4,885	—	4,885
Unified Life Insurance Company	NR	—	45	1,013	21	1,037
US Alliance Life and Security Company	NR	—	—	5,090	26	5,064
		$—	$202	$38,727	$350	$38,579

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

Our securities positions resulted in changes in the unrealized gains position as of December 31, 2021 compared to December 31, 2020, reported in accumulated other comprehensive income on the Consolidated balance sheets. As discussed in Note 1, American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5. The assets had unrealized gains of approximately $161,000 and $2.9 million as of December 31, 2021 and 2020, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized gains on the assets held by American Life were offset by a gain in the embedded derivative of $2.7 million and a loss of $2.9 million, respectively. We account for this gain pass through by recording equivalent realized losses on our Consolidated Statements of Comprehensive Loss.

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

The initial settlement included net premium income of $13.5 million and net statutory reserves of $14.7 million. The initial settlement for the Funds Withheld Account was $12.7 million and to the trust account was $800,000 from American Life and $5.0 million from US Alliance. Effective June 30, 2020, the FIA quota share was reduced to zero and effective July 1, 2020, the MYGA quota share was reduced to zero.

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

On November 10, 2021, the NDOI issued its non-disapproval of the Funds Withheld and Modified Coinsurance Agreement SRC3, whereby, SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA products and a quota share percentage of 45% of American Life’s FIA products. American Life has established a FW and Modco Deposit Account to hold the assets for the FW and Modco Agreement. The initial settlement included net premium income of $37.5 million and net statutory reserves of $43.6 million.

Under GAAP, ceding commissions are deferred on the Consolidated balance sheets and are amortized over the period of the policyholder contracts. The tables below shows the ceding commissions from the reinsurers excluding SRC1 and what was earned on a GAAP basis for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021				2020
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$-	$—	$—	$35	$—	$—	$—	$—
Ironbound Reinsurance Company Limited	—	(461)	211	684	688	703	221	435
Ascendant Re	498	904	93	367	1,354	2,617	67	78
US Alliance Life and Security Company	2	(75)	60	401	2,279	4,030	39	139
Crestline SP1	6,699	12,321	255	1,185	6,243	11,799	48	191
American Republic Insurance Company	3,971	7,039	26	350	—	—	—	—
	$11,170	$19,728	$645	$3,022	$10,564	$19,149	$375	$843

(1) Includes: acquisition and administrative expenses, commission expense allowance and product development fees.

The tables below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

(in thousands)	December 31, 2021	December 31, 2020
Reinsurer	Deferred Gain on Reinsurance Transactions	Deferred Gain on Reinsurance Transactions
US Alliance Life and Security Company(1)	$162	$172
Unified Life Insurance Company(1)	242	277
Ironbound Reinsurance Company Limited(2)	5,137	5,642
Ascendant Re	3,101	2,703
US Alliance Life and Security Company(2)	2,286	2,473
American Republic Insurance Company(2)	4,146	—
Crestline SP1(2)	13,515	6,932
	$28,589	$18,199

1)	These reinsurance transactions on our legacy life insurance business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. At December 31, 2021 and 2020, no contingency reserves were established.

American Life expects to reinsure substantially all of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Retained and Reinsurer Balance Sheets

The tables below shows the retained and reinsurance consolidated balance sheets:

	December 31, 2021			December 31, 2020

(in thousands)	Retained	Reinsurance	Consolidated	Retained	Reinsurance	Consolidated
Assets
Total investments	$414,418	$561,109	$975,527	$185,368	$332,827	$518,195
Cash and cash equivalents	95,406	46,607	142,013	102,335	49,344	151,679
Accrued investment income	3,853	9,770	13,623	1,956	4,851	6,807
Deferred acquisition costs, net	24,530	—	24,530	13,456	—	13,456
Reinsurance recoverables	—	38,579	38,579	—	32,146	32,146
Other assets	27,834	(2,189)	25,645	2,685	1,433	4,118
Total assets	$566,041	$653,876	$1,219,917	$305,800	$420,601	$726,401
Liabilities and Stockholders’ Equity
Liabilities:
Policyholder liabilities	$427,807	$660,811	$1,088,618	$191,887	$418,921	$610,808
Deferred gain on coinsurance transactions	28,589	—	28,589	18,199	—	18,199
Other liabilities	23,889	(6,935)	16,954	9,384	1,680	11,064
Total liabilities	$480,285	$653,876	$1,134,161	$219,470	$420,601	$640,071
Stockholders’ Equity:
Voting common stock	4	—	4	4	—	4
Additional paid-in capital	138,277	—	138,277	133,417	—	133,417
Accumulated deficit	(70,159)	—	(70,159)	(53,522)	—	(53,522)
Accumulated other comprehensive income	2,634	—	2,634	6,431	—	6,431
Total Midwest Holding Inc.'s stockholders' equity	$70,756	$—	$70,756	$86,330	$—	$86,330
Noncontrolling interest	15,000	—	15,000	—	—	—
Total stockholders' equity	85,756	—	85,756	86,330	—	86,330
Total liabilities and stockholders' equity	$566,041	$653,876	$1,219,917	$305,800	$420,601	$726,401

Note 10. Long-Term Incentive Plans

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

In accordance with the stockholder-approved equity incentive plans above, we granted stock options to employees and directors for the purchase of common stock at exercise prices at the date of the grants. We calculate the fair value and compensation at grant date using the Black Scholes Model. Stock options become exercisable under various vesting schedules (typically two to four years) and generally expire in ten years after the date of grant. Using the Black Scholes Model, we calculate compensation expense for option share units on a straight-line basis over the requisite service periods, accounting for forfeitures as they occur. The restricted stock compensation expense is calculated using the stock price at grant date and amortizing on a straight-line basis over the requisite service periods.

The table below identifies the assumptions used in the Black Scholes Model to calculate the compensation expense:

	December 31,
	2021	2020
Expected volatility	4.4% - 66.3%	60% - 200%
Weighted-average volatility	38.9%	98.1%
Expected term (in years)	2 - 7	2 - 5
Risk-free rate	.8% - 1.5%	.9% - 1.8%

For the years ended December 31, 2021 and 2020, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock grants on the dates above, over the vesting tranches which resulted in expenses and an increase in additional paid in capital of approximately $5.0 million and $164,000, respectively.

The tables below shows the remaining non-vested shares under the 2019  and 2020 Plans as of December 31, 2021 and 2020, respectively:

	Decmeber 31, 2021
	Stock Options/ Restricted Stock Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Excise Price
Nonvested stock options at December 31, 2020	100,972	$22.91	$34.70
Options granted	333,880	19.25	42.84
Restricted stock granted	5,089	24.34	24.34
Vested	(85,957)	17.32	30.20
Forfeited	(36,767)	23.91	40.42
Ending Balance at December 31, 2021	317,217	$25.80	$40.13

	Decmeber 31, 2020
	Stock Options/ Restricted Stock Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Excise Price
Nonvested stock options at December 31, 2019	17,900	$8.00	$25.00
Options granted	68,025	21.85	33.13
Restricted stock granted	18,597	41.02	41.02
Vested	(200)	8.00	25.00
Forfeited	(3,350)	11.25	25.00
Ending Balance at December 31, 2020	100,972	$22.91	$34.70

Note 11. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2021 and 2020:

	As of	As of
(In thousands)	December 31, 2021	December 31, 2020
Beginning balance	$597,868	$171,169
US Alliance	1,873	(3,308)
Unified Life Insurance Company	468	—
Ironbound Reinsurance Company Limited	6,579	6,080
Ascendant Re	2,880	3,053
Crestline SP1	4,834	3,607
American Republic Insurance Company	1,567	—
Deposits received	471,646	415,561
Investment earnings (includes embedded derivative)	7,012	4,215
Withdrawals	(18,446)	(2,509)
Policy charges	(842)	—
Ending balance	$1,075,439	$597,868

Note 12. Commitments and Contingencies

Contingent Commitments: We have entered into commitments related to certain investments, where draws or additional funding can be requested under the terms of the agreements. These commitments are inclusive of third-party reinsurer commitments, and were approximately $145.9 million as of December 31, 2021. Of the approximately $145.9 million in unfunded commitments at 12/31/2021, approximately $23.3 million related to American Life. The remaining $122.6 million represented commitments that have been made by our reinsurance partners. The table shows when different dollar amounts of commitments will expire. The ability of borrowers to request additional funds under these lending agreements varies considerably from loan to loan.

Unfunded
(In thousands)	Commitment
Due in one year or less	$19,245
Due in two years	26,753
Due in three years	4,705
Due in four years	8,741
Due in five years and after	86,497
$145,941

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life received a Certificate of Authority to conduct business in Iowa during the first quarter of 2019. American Life received a Certificate of Authority to conduct business during 2020 from each of the following states and the District of Columbia: Utah, Montana, Louisiana and Ohio. American Life has pending applications in additional states. The NDOI granted American Life non-disapproval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with Ironbound prior to closing of the agreement in July 2019. The NDOI granted American Life non-disapproval to enter into the Funds Withheld Coinsurance and Modified Coinsurance Agreement with SDA prior to closing of the agreement in December 2019. The NDOI granted American Life non-disapproval to enter into the Funds Withheld and Funds Paid Coinsurance Agreement with US Alliance prior to closing of the agreement on April 15, 2020. The NDOI granted American Life non-disapproval to enter into the Funds Withheld and Modified Coinsurance Agreement with Seneca Re through SRC1 prior to closing of the agreement on May 13, 2020. The NDOI granted American Life non-disapproval to enter into the FW and Modco Agreement with Seneca Re SRC2 prior to closing of the agreement on July 27, 2020. The NDOI granted American Life non-disapproval to enter into the  Modco Agreement with AEG prior to closing of the agreement on June 30, 2021. The NDOI granted American Life non-disapproval to enter into the FW and Modco Agreement with SRC3 prior to closing of the agreement on November 10, 2021.

Note 13. Leases

Our operating lease activities consist of leases for office space and equipment. Our finance lease activities consist of leases for hardware which we will own at the end of the lease agreement. None of our lease agreements include variable lease payments. As of December 31, 2021, we have one remaining lease related to our office space. An amendment to the office space lease for additional space was effective October 16, 2021 extending the term on the lease another ten years.

Supplemental balance sheet information for our leases for the years ended December 31, 2021 and 2020, are as follows:

(In thousands)		As of	As of
Leases	Classification	December 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets	$2,360	$348

Liabilities
Operating lease	Operating lease liabilities	$2,364	$397

Our operating and finance leases expenses for the years ended December 31, 2021 and 2020, are as follows:

(In thousands)		Year ended December 31,
Leases	Classification	2021	2020
Operating	General and administrative expense	$8	$9

Finance lease cost:
	Amortization expense	—	3

Minimum contractual obligations for our leases as of December 31, 2021 are as follows:

(in thousands)	Operating Leases
2022	$342
2023	342
2024	342
2025	342
2026	345
2027	353
2028	362
2029	371
2030	380
2031	292
Total remaining lease payments	$3,471

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(in thousands)	2021	2020
Cash payments
Operating cash flows from operating leases	$(12)	$(5)
Operating cash flows from finance leases	—	1

The weighted average remaining lease terms of our operating leases were approximately ten years and one and half years, respectively as of December 31, 2021 and 2020. The weighted average discount rate used to determine the lease liabilities for finance leases was 6% and operating leases was 8% as of December 31, 2021 and 2020, respectively. The discount rate used for finance leases was based on the rates implicit in the leases. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 14. Statutory Net Income and Surplus

American Life is required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance and the Vermont Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

The following table represents the net gains or (losses) as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

(In thousands)	Statutory Net Income/(Loss) as of December 31,
	2021	2020
American Life	$(6,355)	$3,893
SRC1	$(1,004)	$(9,482)
SRC3	$(6,851)	$—

The following table represents the Capital and Surplus as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

(In thousands)	Statutory Capital and Surplus as of December 31,
American Life	$74,011	$77,447
SRC1	$8,415	$5,518
SRC3	$3,150	$-

The following table represents the premiums sales as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Premiums Sales as of December 31,
(In thousands)	2021	2020
American Life	$107,767	$39,934
SRC1	$37,764	$147,502
SRC3	$88,704	$—

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiary is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as of December 31, 2021 and 2020, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements as of those dates.

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

As of December 31, 2021 and 2020, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 15. Third-party Administration

The Company commenced its third-party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary and can include some or all aspects of back-office accounting and policy administration. TPA fee income earned for TPA services for the year ended December 31, 2021 and 2020 were $523,000 and $142,000, respectively.

Note 16. Reverse Stock Split

On August 10, 2020, Midwest filed Articles of Amendment of Amended and Restated Articles of Incorporation (“Amendment”) that changed the total number of shares that the Company is authorized to issue to 22 million shares of common stock, of which 20 million were designated as voting common stock with a par value of $0.001 per share and  two million designated as non-voting common stock with a par value of $0.001 per share. The Amendment also provides for two million shares of preferred stock with a par value of $0.001 per share. The Amendment provided that each 500 shares of voting common stock either issued or outstanding would be converted into one share of voting common stock through a reverse stock split. Fractional shares were not issued in connection with the reverse stock split but were paid out in cash. The Company paid approximately $175,000 for those fractional shares and is now holding treasury stock represented by that amount. The effective date, August 27, 2020, for the reverse stock split was retrospectively applied to these financial statements. Outstanding shares of voting common stock as of December 31, 2021 and 2020, were 3,737,564.

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

Note 18. Equity

Preferred stock

As of December 31, 2021 and 2020, the Company had two million shares of preferred stock authorized but none were issued or outstanding.

Common Stock

The voting common stock is traded on The Nasdaq Capital Market under the symbol “MDWT.” Midwest has authorized 20 million shares of voting common stock and two million shares of non-voting common stock. As of December 31, 2021 and 2020, Midwest had 3,737,564 shares of voting common stock issued and outstanding. As of those dates, there were no shares of Midwest’s non-voting common stock issued or outstanding.

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

Accumulated Other Comprehensive Income (AOCI)

AOCI represents the cumulative Other Comprehensive Income (OCI) items that are reported separate from net loss and detailed on the Consolidated Statements of Comprehensive Loss. AOCI includes the unrealized gains and losses on investments and DAC, net of offsets and taxes are as follows:

(In thousands)	Unrealized investment gains (losses) on fixed maturities, net of offsets	Unrealized gains on foreign currency	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$474	$146	$620
Other comprehensive income before Reclassifications	7,398	—	7,398
Unrealized gains on foreign currency	—	(146)	(146)
Less: Reclassification adjustments for losses realized in net income	(1,441)	—	(1,441)
Balance at December 31, 2020	6,431	—	6,431
Other comprehensive income (loss) before reclassifications, net of tax	(1,422)	—	(1,422)
Less: Reclassification adjustments for losses realized in net income, net of tax	(2,375)	—	(2,375)
Balance, December 31, 2021	$2,634	$—	$2,634

Note 19. Deferred Acquisition Costs

The following table represents a roll forward of DAC, net of reinsurance:

(In thousands)	December 31, 2021	December 31, 2020
Beginning balance	$13,456	$—
Additions	13,402	13,919
Amortization	(2,886)	(670)
Interest	632	138
Impact of unrealized investment losses	(74)	69
Ending Balance	$24,530	$13,456

Note 20. Related Party

Crestline

On April 24, 2020, we entered into a Securities Purchase Agreement with Crestline Assurance Holdings LLC (“Crestline”) an institutional alternative investment management firm under which we issued 444,444 shares of our voting common stock to Crestline. We contributed $5.0 million of the net proceeds to American Life and used $3.3 million of the proceeds to capitalize Seneca Re and its first protected cell. We also entered into a Stockholders Agreement along with Xenith and Vespoint that grants Crestline certain rights. Also, Douglas K. Bratton, a principal of Crestline, was appointed as a director of both our board of directors and the American Life board of directors.

In addition, on April 24, 2020, American Life entered into a three-year master letter agreement and related reinsurance, trust and asset management agreement with Seneca Re and a Crestline affiliate regarding the flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA and quota share percentage of 40% of American Life’s FIA products. The Crestline affiliate contributed $40.0 million of assets to capitalize SRC2 now known as Crestline Re SP1 (“Crestline SP1”). Through December 31, 2021, American Life had ceded $227.2 million face amount of annuities to Crestline SP1. American Life received total ceding commissions of $12.9 million and expense reimbursements of $24.1 million in connection with these transactions for the year ended December 31, 2021. Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline SP1, a segregated portfolio company of Crestline Re SPC, under which the above described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline SP1.

The Reinsurance Agreement also contains the following agreements:

●	American Life and Crestline SP1 each entered into investment management agreements with Crestline, pursuant to which Crestline manages the assets that support the reinsured business; and
●	American Life and Crestline SP1 entered into a trust agreement whereby SRC2 maintains for American Life’s benefit a trust account that supports the reinsured business.

Currently, Crestline has approximately $228 million assets under management and is a subadvisor on approximately $351 million of additional investments.

Chelsea

On June 29, 2020, Midwest’s subsidiary, American Life, purchased a 17% interest in Financial Guaranty UK Limited  through an economic interest in Chelsea Holdings Midwest LLC. American Life has a note receivable from Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at fair market value of $5.9 million as of December 31, 2021.

MIDWEST HOLDING INC. AND SUBSIDIARIES

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2021

			Amount
			Recognized in
	Amortized		Consolidated
(In thousands)	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturities:
U.S. government obligations	$1,855	$1,882	$1,882
Mortgage-backed securities	55,667	55,280	55,280
Asset-backed securities	24,675	24,951	24,951
Collateralized loan obligation	272,446	274,523	274,523
States and political subdivisions -- general obligations	105	114	114
States and political subdivisions -- special revenue	4,487	5,612	5,612
Corporate	35,392	37,139	37,139
Term Loans	268,794	267,468	267,468
Trust preferred	2,218	2,237	2,237
Redeemable preferred stock	14,282	14,090	14,090
Total fixed maturity securities	$679,921	$683,296	$683,296
Mortgage loans on real estate, held for investment	183,203	183,203	183,203
Derivatives	18,654	23,022	23,022
Federal Home Loan Bank (FHLB) stock	500	500	500
Equity securities	22,158	21,869	21,869
Other invested assets	34,491	35,293	35,293
Investment escrow	3,611	3,611	3,611
Preferred stock	14,885	18,686	18,686
Notes receivable	5,960	5,960	5,960
Policy loans	87	87	87
Total Investments	$963,470	975,527	$975,527

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Balance Sheets

	As of December 31,
(In thousands)	2021	2020
Assets:
Investment in subsidiaries (1)	$79,532	$78,736
Cash and cash equivalents	7,540	7,682
Notes receivable	31	29
Property and equipment, net	334	39
Right of use assets	2,360	337
Other assets	3,257	1,590
Total assets	$93,054	$88,413
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	500	500
Lease liability	2,364	386
Accounts payable and accrued expenses	4,434	1,197
Total liabilities	7,298	2,083
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of December 31, 2021 or December 31, 2020	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,737,564 shares issued and outstanding as of December 31, 2021 and 2020, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	138,452	133,592
Treasury stock	(175)	(175)
Accumulated deficit	(70,159)	(53,522)
Accumulated other comprehensive loss	2,634	6,431
Total Midwest Holding Inc.'s stockholders' equity	70,756	86,330
Noncontrolling interest	15,000	—
Total stockholders' equity	$85,756	$86,330
Total liabilities and stockholders' equity	93,054	88,413

(1)eliminated in consolidation.

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Statements of Comprehensive Loss

	As of December 31,
(In thousands)	2021	2020
Income:
Investment loss, net of expenses	$—	$—
Miscellaneous income	23	32
	23	32
Expenses:
General	7,193	969

Loss from continuing operations before taxes	(7,170)	(937)
Income tax expense (See Note 8)	(4,766)	37
Loss before equity in loss of consolidated subsidiaries	(11,936)	(900)
Equity in loss of consolidated subsidiaries	(4,701)	(11,540)
Net loss	(16,637)	(12,440)
Less: Gain attributable to noncontrolling interest	—	—
Net loss	(16,637)	(12,440)
Comprehensive Income:
Unrealized gains on investments arising during period, net of tax	(1,422)	7,398
Unrealized gains on foreign currency, net of tax	—	(146)
Less: reclassification adjustment for net realized gains on investments	(2,375)	(1,441)
Other comprehensive income, net of tax	(3,797)	5,811
Comprehensive loss	$(20,434)	$(6,629)

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2021	2020
Cash Flows from Operating Activities:
Net loss	$(16,637)	$(12,440)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	9,506	11,541
Depreciation	(295)	(8)
Stock options	4,982	164
Net transfers to noncontrolling interest	—	—
Other assets and liabilities	1,525	84
Net cash used by operating activities	(919)	(659)
Cash Flows from Investing Activities:
Purchase of preferred stock	—	—
Net (purchases) disposals of property and equipment	—	—
Net cash used by investing activities	—	—
Cash Flows from Financing Activities:
Capital contribution	(14,102)	79,312
Repurchase of common stock	—	(70,300)
Treasury stock	—	(175)
Additional capital raise related expenses	(121)	—
Net transfers to noncontrolling interest	15,000	(500)
Net cash provided by financing activities	777	8,337
Net (decrease) increase in cash and cash equivalents	(142)	7,678
Cash and cash equivalents:
Beginning	7,682	4
Ending	$7,540	$7,682

Supplementary information
Cash paid for taxes	$—	$—

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

(In thousands)	As of December 31, 2021			For the Year Ended December 31, 2021
	Future Policy					Death and
	Benefits,		Deferred			Other Benefits
	Claims and		Gain on		Net	and Increase	Other
	Deposit-type	Advance	Coinsurance	Premium	Investment	in Benefit	Operating
	Contracts	Premiums	Transaction	Revenue	Income	Reserves	Expenses
Life Insurance	$1,088,617	$1	$28,589	$—	$15,737	$9,904	$32,030

(In thousands)	As of December 31, 2020			For the Year Ended December 31, 2020
	Future Policy					Death and
	Benefits,		Deferred			Other Benefits
	Claims and		Gain on		Net	and Increase	Other
	Deposit-type	Advance	Coinsurance	Premium	Investment	in Benefit	Operating
	Contracts	Premiums	Transaction	Revenue	Income	Reserves	Expenses
Life Insurance	$610,806	$3	$18,199	$—	$2,362	$4,890	$16,547

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

		Ceded to Other
(In thousands)	Gross Amount	Companies	Net Amount
Year ended December 31, 2021
Life insurance in force	$45,930	$44,090	$1,840

Life insurance premiums	$1,055	$1,055	$—

Year ended December 31, 2020
Life insurance in force	$92,403	$90,565	$1,838

Life insurance premiums	$1,851	1,851	$—

Schedule V

Midwest Holding Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31,
(In thousands)	2021	2020
Accumulated Depreciation:
Beginning of the year	1,023	975
Depreciation expense	49	48
Disposals	—	—
End of the year	$1,072	$1,023