Form 10-Q
period 2022-03-31
MIDWEST HOLDING INC.
filed 2022-05-16
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022
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

As of May 16, 2022, there were 3,737,564 shares of the registrant’s Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST HOLDING INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(In thousands, except share information)	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost: $774,248 and $679,921, respectively) (See Note 4)	$765,013	$683,296
Mortgage loans on real estate, held for investment	174,127	183,203
Derivative instruments (See Note 5)	14,606	23,022
Equity securities, at fair value (cost: $22,158 in 2022 and $22,158 in 2021)	21,190	21,869
Other invested assets	55,479	35,293
Investment escrow	1,552	3,611
Federal Home Loan Bank (FHLB) stock	500	500
Preferred stock	20,134	18,686
Notes receivable	6,035	5,960
Policy loans	90	87
Total investments	1,058,726	975,527
Cash and cash equivalents	144,684	142,013
Deferred acquisition costs, net	28,292	24,530
Premiums receivable	364	354
Accrued investment income	13,205	13,623
Reinsurance recoverables (See Note 9)	33,908	38,579
Intangible assets	700	700
Property and equipment, net	570	386
Operating lease right of use assets	2,300	2,360
Receivable for securities sold	5,774	19,732
Other assets	13,375	2,113
Total assets	$1,301,898	$1,219,917
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$12,899	$12,941
Policy claims	1,167	237
Deposit-type contracts (See note 11)	1,148,085	1,075,439
Advance premiums	10	1
Deferred gain on coinsurance transactions	30,049	28,589
Lease liabilities (See Note 13):
Operating lease	2,307	2,364
Payable for securities purchased	3,290	5,546
Other liabilities	24,900	9,044
Total liabilities	1,222,707	1,134,161
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of March 31, 2022 or December 31, 2021	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,737,564 shares issued and outstanding as of March 31, 2022 and December 31, 2021 , respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	138,483	138,452
Treasury stock	(175)	(175)
Accumulated deficit	(69,972)	(70,159)
Accumulated other comprehensive loss (income)	(7,581)	2,634
Total Midwest Holding Inc.'s stockholders' equity	60,759	70,756
Noncontrolling interests	18,432	15,000
Total stockholders' equity	79,191	85,756
Total liabilities and stockholders' equity	$1,301,898	$1,219,917

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2022	2021
Revenues
Investment income, net of expenses	$6,242	2,887
Net realized loss on investments (See Note 4)	(6,175)	(4,649)
Amortization of deferred gain on reinsurance transactions	970	461
Service fee revenue, net of expenses	1,098	438
Other revenue	448	249
Total revenue	2,583	(614)
Expenses
Interest credited	(6,674)	(2,346)
Amortization of deferred acquisition costs	851	503
Salaries and benefits	4,318	2,927
Other operating expenses	(1,822)	(1,529)
Total expenses	(3,327)	(445)
Net income (loss) before income tax expense	5,910	(169)
Income tax expense (See Note 8)	(4,722)	(1,432)
Net income (loss) after income tax expense	1,188	(1,601)
Less: Income attributable to noncontrolling interest	1,001	—
Net income (loss) attributable to Midwest Holding Inc.	187	(1,601)
Comprehensive (loss) income:
Unrealized (losses) gains on investments arising during the three months ended March 31, 2022 and 2021 , net of offsets, (tax ($2,600) and $181, respectively)	(9,703)	963
Less: Reclassification adjustment for net realized losses on investments, net of offsets (net of tax ($136) and $85, respectively)	(512)	(321)
Other comprehensive (loss) income	(10,215)	642
Comprehensive loss	$(10,028)	$(959)
Income (loss) per common share
Basic	$0.05	$(0.43)
Diluted	$0.05	$(0.43)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended March 31,
			Additional
	Treasury	Common	Paid-In	Retained		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Earnings	AOCI*	Interest	Equity
Balance, December 31, 2021	$(175)	$4	$138,452	$(70,159)	$2,634	$15,000	$85,756
Net income	-	-	-	187	-	-	187
Employee stock options	-	-	31	-	-	-	31
Unrealized gains on investments, net of taxes	-	-	-	-	(10,215)	-	(10,215)
Noncontrolling interest	-	-	-	-	-	3,432	3,432
Balance, March 31, 2022	$(175)	$4	$138,483	$(69,972)	$(7,581)	$18,432	$79,191

	Three months ended March 31,
			Additional
	Treasury	Common	Paid-In	Retained		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Earnings	AOCI*	Interest	Equity
Balance, December 31, 2020	$(175)	$4	$133,593	$(53,522)	$6,430	$-	$86,330
Net loss	-	-	-	(1,601)	-	-	(1,601)
Employee stock options	-	-	261	-	-	-	261
Unrealized losses on investments, net of taxes	-	-	-	-	642	-	642
Balance, March 31, 2021	$(175)	$4	$133,854	$(55,123)	$7,072	$-	$85,632

*Accumulated other comprehensive (loss) income

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
(In thousands)	2022	2021
Cash Flows from Operating Activities:
Gain (loss) attributable to Midwest Holding, Inc.	$187	$(1,601)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(639)	(280)
Depreciation and amortization	11	14
Stock options	32	261
Amortization of deferred acquisition costs	851	503
Deferred acquisition costs capitalized	(4,464)	(6,774)
Net realized loss on investments	6,175	4,649
Deferred gain on coinsurance transactions	1,460	2,398
Changes in operating assets and liabilities:
Reinsurance recoverables	5,316	(6,165)
Interest and dividends due and accrued	418	(2,288)
Premiums receivable	(10)	—
Deposit-type liabilities	(16,151)	(4,317)
Policy liabilities	897	12
Receivable and payable for securities	11,702	—
Other assets and liabilities	4,522	21,408
Other assets and liabilities - discontinued operations	—	(2)
Net cash provided by operating activities	10,307	7,818
Cash Flows from Investing Activities:
Fixed maturities available for sale:
Purchases	(226,416)	(176,434)
Proceeds from sale or maturity	140,758	61,831
Mortgage loans on real estate, held for investment
Purchases	(19,699)	(16,447)
Proceeds from sale	30,835	1,661
Derivatives
Purchases	(4,691)	(4,157)
Proceeds from sale	1,388	660
Equity securities
Purchases	—	(42,093)
Proceeds from sale	142	—
Other invested assets
Purchases	(23,768)	(5,160)
Proceeds from sale	3,334	1,308
Preferred stock	(1,549)	(475)
Net change in policy loans	(3)	(3)
Net purchases of property and equipment	(195)	(10)
Net cash used in investing activities	(99,864)	(179,319)
Cash Flows from Financing Activities:
Net transfer to noncontrolling interest	3,432	—
Receipts on deposit-type contracts	98,111	123,654
Withdrawals on deposit-type contracts	(9,315)	(2,905)
Net cash provided by financing activities	92,228	120,749
Net increase (decrease) in cash and cash equivalents	2,671	(50,752)
Cash and cash equivalents:
Beginning	142,013	151,679
Ending	$144,684	$100,927

Supplementary information
Cash paid for taxes	$250	$—

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

Effective March 12, 2020, Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of March 31, 2022, Seneca Re has two incorporated cells, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Re Protected Cell 2021-03 (“SRC3”) which are consolidated in our financial statements. On May 12, 2020, Midwest contributed $300,000 to Seneca Re for a 100% ownership interest.

Midwest owned 100% in SRC1 by contributing a total of $21.4 million. On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to a subsidiary of ORIX Corporation USA “ORIX USA”) for $15.0 million. Under the terms of the agreement, Midwest now holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations going forward, replacing Midwest’s asset management arm, 1505 Capital.

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

On June 26, 2021, the Nebraska Department of Insurance (‘NDOI”) issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) of American Life with American Republic Insurance Company (“AEG”), an Iowa domiciled reinsurance company. The agreement closed on June 30, 2021. Under the Modco AEG Agreement, American Life cedes to AEG, on a modified coinsurance basis, 20% quota share of certain liabilities with respect to its MYGA-5 business and an initial 20% quota share of certain liabilities with respect to its FIA products. American Life has established a Modco Deposit Account to hold the assets for the Modco Agreement. The initial settlement included net premium of $37.5 million and net reserves of $34.8 million for the modified coinsurance account. The amount paid to the Modified Deposit Account from AEG was $2.4 million.

On November 10, 2021, Midwest purchased 100% ownership of an intermediary holding company for $5.7 million, which company there of contributed capital of $5.5 million to purchase 100% of SRC3 Class A and B capital stock. Also, on November 10, 2021, American Life and SRC3 entered into a Funds Withheld and Modified Coinsurance Agreement, whereby, SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA and quota share percentage of 45% of American Life’s FIA products.

Management evaluates the Company as one reporting segment in the life insurance industry. The Company is primarily engaged in the underwriting and marketing of annuity products through American Life, and then reinsuring such products with third-party reinsurers, and since May 13, 2020, with Seneca Re protected cells. American Life’s legacy product offerings consisted of a multi-benefit life insurance policy that combined cash value life insurance with a tax deferred annuity and a single premium term life product. American Life presently offers six annuity products: two MYGAs, two FIAs, and two bonus plans associated with the FIA product. It is not presently offering any traditional life insurance products.

Basis of Presentation

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at March 31, 2022 and the results of our operations for the three months ended March 31, 2022 and 2021 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of American (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

Fixed Maturities

All fixed maturities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Premiums and discounts on fixed maturity debt instruments are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in accumulated other comprehensive (loss) income.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company had no impairment recognized as of March 31, 2022 and as of December 31, 2021.

Investment income consists of interest, dividends, gains and losses from equity method investments, and real estate income, which are recognized on an accrual basis along with the amortization of premiums and discounts.

Certain available-for-sale investments are maintained as collateral under funds withheld (“FW”) and modified coinsurance (“Modco”) agreements but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. In Modco, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In FW, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers to reduce the potential credit risk. The unrealized gains/losses on those investments are passed through to the third-party reinsurers as either a realized gain or loss on the Consolidated Statements of Comprehensive Loss.

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income on mortgage loans on real estate, held for investment, is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate and disposition of collateral. These evaluations are revised as conditions change and new information becomes available. No such valuation allowance was established for the as of March 31, 2022 and as of December 31, 2021.

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

To qualify for hedge accounting, at the inception of the hedging relationship, we would formally document our designation of the hedge as a cash flow or fair value hedge and our risk management objective and strategy for undertaking the hedging transaction. In this documentation, we would identify how the hedging instrument is expected to hedge the designated risks related to the hedged item, the method that would be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which would be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness would be formally assessed at inception and periodically throughout the life of the designated hedging relationship.

During the last quarter of 2020, the Company began investing in foreign currency futures to hedge the fluctuations in the foreign currencies. The formal documentation and hedge effectiveness was also not completed at the date we entered into those futures contracts; therefore, they do not qualify for hedge accounting. The futures change in fair market values were recorded on our consolidated statement of comprehensive loss as realized gains or (losses).

Additionally, reinsurance agreements written on a FW or Modco basis contain embedded derivatives on our annuity products. Gains or (losses) associated with the performance of assets maintained in the modified coinsurance deposit and funds withheld accounts are reflected as realized gains or (losses) in the consolidated statement of comprehensive loss.

Equity Securities

Equity securities at March 31, 2022 consisted of exchange traded funds (“ETFs”). The ETF’s are carried at fair value with the change in fair value recorded through realized gains and losses in the Consolidated Statements of Comprehensive Loss. As of March 31, 2022 and December 31, 2021, we held $21.2 million and $21.9 million of ETFs, respectively.

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

Membership allows access to various funding arrangements to provide a source of additional liquidity. As of March 31, 2022, 2021 and December 31, 2021, there were no such outstanding funding arrangements.

Other invested assets

Other invested assets consists of approximately $55.5 million of various investments which primarily consists of approximately $41.7 million of collateral loans, private credit, and equipment leases. Also, we had an initial investment of $19.0 million investment in a private fund that was repackaged into a special purpose vehicle between American Life and an unaffiliated entity, PF Collinwood Holdings, LLC (“PFC”), with American Life owning 100% of the entity effective January 2021. No gain or loss was recognized from the repackaging of PFC. The statement value approximates the fair value of  PFC as of March 31, 2022 and  December 31, 2021 of $15.0 million and $14.5 million, respectively, with the change in fair market value recorded in unrealized gains and losses in equity on the balance sheet. On February 2, 2022, we established a special purpose vehicle Python Asset Holding LLC with American Life owning 100% of the entity with an initial investments of $7.4 million. As of March 31, 2022 our investment in Python was carried at the initial investment minus approximately $275,000 distribution from the fund.

Investment escrow

The Company held in escrow $1.6 million and $3.6 million as of March 31, 2022 and December 31, 2021, respectively. The cash was used to settle mortgage loan investments that closed in April 2022 and January 2022, respectively.

Preferred Stock

The Company held a perpetual preferred stock investment of $10.0 million as of March 31, 2022 and December 31, 2021, respectively. The change in fair market value is recorded in net investment income on in the income statement.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). Through this transactions American Life acquired preferred equity in AGH in Pound Sterling (“GBP”) of 3.6 million along with warrants bearing no initial assigned value. American Life subsequently created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity and warrants at a market value in USD of $10.1 million as of March 31, 2022 and $8.7 million as of December 31, 2021. The change in market value of $1.7 million for the preferred stock and warrants of $1.7 million was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $1.7 million of investment income $438,631 was attributable to the noncontrolling interest.

Notes receivable

The Company held notes receivable carried at fair value of $6.0 million as of March 31, 2022, and December 31, 2021, between American Life and a related party. The note receivable has an annual interest rate of 5% which is paid in kind (“PIK”) interest per annum that increases the outstanding note balance. This note was rated BBB+ by a nationally recognized statistical rating organization. This note matures on June 18, 2050.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company held approximately GBP 131,078 and GBP 2.2 million in several of our custody accounts, respectively. The USD equivalent held was approximately $172,581 and $3.0 million, respectively. As of March 31, 2022 and December 31, 2021, the Company held approximately Euro 1.7 and 9.3 million, respectively. The USD equivalent held was approximately $1.9 million and $10.6 million, respectively. For the three months ended March 31, 2022 and 2021, we had realized losses of approximately $108,000 and $75,000 respectively, related to the change in the foreign currency exchange rate of the GBP and Euro that were recorded in realized (losses) gains on investments in the Consolidated Statements of Comprehensive Loss. The Company had no money market investments as of March 31, 2022 and December 31, 2021.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company performed a recoverability analysis during the fourth quarter of 2021 and determined that all DAC balances were recoverable as of December 31, 2021.The Company determined that no events occurred in the three months ended March 31, 2022 that suggest a review should be undertaken.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years.

Depreciation expense totaled $9,964 and $12,334 for the three months ended March 31, 2022 and 2021, respectively. Accumulated depreciation totaled $1.1 million and $1.1 million as of March 31, 2022 and December 31, 2021, respectively.

During the first quarter of 2021, the Company began the implementation of a new cloud-based enterprise resource planning and enterprise performance management system. The Company is capitalizing related consultation and support expenses relating to this system and began amortizing these fees over a period of five years starting in 2022. The useful life of the system has been estimated at five years in accordance with guidance in ASC 350, Intangibles – Goodwill and Other (as updated by ASU 2018-15). At March 31, 2022 and December 31, 2021, the Company had capitalized approximately $1.4 million of expenses incurred. This software was implemented in the first quarter of 2022 with amortization expense of approximately $58,000 recognized for the three months ended March 31, 2022.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. The Company determined that no such events occurred that in the periods covered by the Consolidated Financial Statements would indicate the carrying amounts may not be recoverable.

Reinsurance

In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the Consolidated Balance Sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances established as of March 31, 2022 and 2021 or December 31, 2021,.

We seek to reinsure substantially all of our new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. Under these reinsurance agreements, we expect there will be a monthly or quarterly settlement of premiums, claims, surrenders, collateral, and other administration fees. We believe this will help preserve American Life’s capital while supporting its growth because American Life will have lower capital requirements when its business is reinsured due to lower overall financial exposure versus retaining the insurance policy business itself. See Note 9 below for further discussion of our reinsurance activities.

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

Midwest formed Seneca Re in early 2020. Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Incorporated Cell, LLC 2021-03 (“SRC3”), which are consolidated in our financial statements. Midwest sold 70% ownership of SRC1 to a ORIX USA on December 30, 2021 and retained 30% ownership. Midwest maintains control over SRC1 so we are still consolidating SRC1 in our financial statements.

Some reinsurers are not and may not be “accredited” or qualified as reinsurers under Nebraska law and regulations. In order to enter into reinsurance agreements with such reinsurers and to reduce potential credit risk, American Life holds a deposit or withholds funds from the reinsurer or requires the reinsurer to maintain a trust that holds assets backing up the reinsurer’s obligation to pay claims on the business American Life assumes. The reinsurer may also appoint an investment manager for such funds, which in some cases may be our investment adviser subsidiary, 1505 Capital, to manage these assets pursuant to guidelines adopted by us that are consistent with Nebraska insurance investment statutes and applicable insurance regulations.

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

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $923,000,  and gains of $2.5 million, and $161,000 as of March 31, 2022 and 2021, and December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized gains on the assets held by American Life were offset by gains in the embedded derivative of $1.1 million, $400,000 and $2.7 million as of March 31, 2022 and 2021, and December 31, 2021, respectively. We account for this unrealized gain (loss) pass-through by recording equivalent realized gain or (loss) on our Consolidated Statements of Comprehensive Loss and in amount payable to our third-party reinsurers on the Consolidated balance sheets. For further discussion see Note 5. Derivative Instruments below.

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

Deferred gain on coinsurance transactions

American Life has entered into several reinsurance contracts where it has earned or is earning ceding commissions. These ceding commissions are recorded as a deferred liability and amortized over the life of the business ceded. American Life receives commission and administrative expenses from reinsurance transactions that represent recovery of acquisition costs. These remittances first reduce the DAC associated with the reinsured blocks of business with the remainder being included in the deferred gain on coinsurance transactions that is also being amortized.

Income taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for the years before 2019. The Company is not currently under examination for any open years for income taxes. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and deferred acquisition costs. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense.

Revenue recognition and related expenses

Amounts received as payment for annuities are recognized as deposits to policyholder account balances and are included in deposit-type liabilities. Revenues from these contracts are comprised of fees earned for administrative and contract-holder services and cost of insurance, which are recognized over the period of the contracts, and included in revenue. Deposits are shown as a financing activity in the consolidated statements of cash flows.

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

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses from fixed maturities classified as available for sale and unrealized gains and losses from foreign currency transactions, net of applicable taxes. American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the third-party reinsurers; thus, the total return on the asset portfolio belongs to the third-party reinsurers. Under GAAP this is considered an embedded derivative as discussed above under “Reinsurance” and in Note 5 below.

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $923,000, $2.5 million and $161,000 as of March 31, 2022 and 2021, and December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized gains on the assets held by American Life were offset by gains in the embedded derivative of $1.1 million, $400,000, and $2.7 million as of March 31, 2022 and 2021, and December 31, 2021, respectively. We account for this unrealized gain (loss) pass-through by recording equivalent realized gains or (losses) on our Consolidated Statements of Comprehensive Loss and in amount payable to our third-party reinsurers on the Consolidated Balance Sheets. For further discussion see Note 5. Derivative Instruments below

Basic income (loss) per share for the three months ended March 31, 2022 and 2021 was $0.05 and ($0.43), respectively, which included the aforementioned gains of $1.1 million and of $400,000, respectively.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018-15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350-40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. As of March 31, 2022 and December 31, 2021, the Company had analyzed and capitalized $1.4 million of cloud-based software cost.

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

After the closing of the Reinsurance Agreement, Unified prepared and delivered certificates of assumption and other materials to policyholders of American Life in order to effect an assumption of the Policies by Unified. Unified is obligated to indemnify American Life against all liabilities and claims and all of its policy obligations from and after July 1, 2018. Unified estimated that 80% to 90% of the policyholder would convert to assumptive, where American Life would no longer be responsible for the obligations to the policyholders, by the end of 2019.

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

An assessment of the assets and liabilities held for sale was performed as of December 31, 2021 and management believed that the remaining policyholder contracts will not be converted; therefore, those remaining policy contracts were reclassified to continuing operations and are no longer called out as discontinued operations.

Note 3. Non-controlling Interest

On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to ORIX USA for $15.0 million. Under the terms of the agreement, Midwest holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations, replacing Midwest’s asset management arm, 1505 Capital LLC. As of March 31, 2022, Midwest recognized the original purchase of $15.0 million plus $606,000 of earnings as noncontrolling interest in the equity section of the Consolidated Balance Sheets.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). Through this transactions American Life acquired preferred equity in AGH in Pound Sterling (“GBP”) of 3.6 million along with warrants bearing no initial assigned value. American Life subsequently created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity at a market USD value of $10.1 million as of March 31, 2022 and $8.7 million as of December 31, 2021. The change in market value of $1.7 million for the preferred stock and warrants was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $1.7 million of investment income, $438,631 was attributable to noncontrolling interest.

Note 4. Investments

The amortized cost and estimated fair value of investments as of March 31, 2022 and December 31, 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
March 31, 2022:
Fixed maturities:
Bonds:
U.S. government obligations	$1,845	$9	$44	$1,810
Mortgage-backed securities	112,125	99	3,677	108,547
Asset-backed securities	29,142	332	1,476	27,998
Collateralized loan obligations	228,494	1,668	2,136	228,026
States and political subdivisions-general obligations	105	4	—	109
States and political subdivisions-special revenue	25	—	—	25
Corporate	40,017	845	1,644	39,218
Term Loans	348,265	395	2,194	346,466
Redeemable preferred stock	14,230	53	1,469	12,814
Total fixed maturities	$774,248	$3,405	$12,640	$765,013
Mortgage loans on real estate, held for investment	174,127	—	—	174,127
Derivatives	21,511	1,328	8,233	14,606
Federal Home Loan Bank (FHLB) stock	500	—	—	500
Equity securities	22,158	—	968	21,190
Other invested assets	54,671	832	24	55,479
Investment escrow	1,552	—	—	1,552
Preferred stock	16,797	3,338	1	20,134
Notes receivable	6,035	—	—	6,035
Policy loans	90	—	—	90
Total investments	$1,071,689	$8,903	$21,866	$1,058,726

December 31, 2021:
Fixed maturities:
Bonds:
U.S. government obligations	$1,855	$32	$5	$1,882
Mortgage-backed securities	55,667	368	755	55,280
Asset-backed securities	24,675	443	167	24,951
Collateralized loan obligations	272,446	2,928	851	274,523
States and political subdivisions-general obligations	105	9	—	114
States and political subdivisions-special revenue	4,487	1,129	4	5,612
Corporate	35,392	1,846	99	37,139
Term Loans	268,794	441	1,767	267,468
Trust preferred	2,218	19	—	2,237
Redeemable preferred stock	14,282	53	245	14,090
Total fixed maturities	$679,921	$7,268	$3,893	$683,296
Mortgage loans on real estate, held for investment	183,203	—	—	183,203
Derivatives	18,654	6,391	2,023	23,022
Federal Home Loan Bank (FHLB) stock	500	—	—	500
Equity securities	22,158	—	289	21,869
Other invested assets	34,491	813	11	35,293
Investment escrow	3,611	—	—	3,611
Preferred stock	14,885	3,801	—	18,686
Notes receivable	5,960	—	—	5,960
Policy loans	87	—	—	87
Total investments	$963,470	$18,273	$6,216	$975,527

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$2,524	0.3%	$2,674	0.4%
AA	462	0.1	482	0.1
A	176,757	23.1	168,141	24.6
BBB	548,998	71.8	462,699	67.7
Total investment grade	728,741	95.3	633,996	92.8
BB and below	36,272	4.7	49,300	7.2
Total	$765,013	100.0%	$683,296	100.0%

Reflecting the quality of securities maintained by us as of March 31, 2022 and December 31, 2021,  95.3% and 92.8%, respectively, of all fixed maturity securities were investment grade. The BB and below also includes maturities that have no rating.

The following table summarizes, for all fixed maturity securities in an unrealized loss position as of March 31, 2022 and December 31, 2021, the estimated fair value, pre-tax gross unrealized loss, and number of securities by consecutive months they have been in an unrealized loss position.

	March 31, 2022			December 31, 2021
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
(In thousands)	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$971	$30	11	$104	$2	1
Mortgage-backed securities	95,079	3,677	54	35,403	755	35
Asset-backed securities	21,006	1,476	206	12,355	167	13
Collateralized loan obligations	122,333	2,136	25	90,731	851	115
States and political subdivisions-special revenue	—	—	—	217	4	1
Term loans	305,212	2,194	171	105,677	1,767	47
Redeemable preferred stock	12,814	1,469	9	10,837	245	6
Corporate	23,351	1,574	42	2,367	73	9
Greater than 12 months:
U.S. government obligations	162	14	4	66	3	3
Corporate	416	70	5	324	26	2
Total fixed maturities	$581,344	$12,640	527	$258,081	$3,893	232

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our security positions resulted in a gross unrealized loss position as of March 31, 2022, that was greater than the gross unrealized loss position at December 31, 2021 due to increases in the Federal Reserve interest rates. We performed an analysis  and determined that there were no additional indicators other than the increase in the interest rates that would indicate a cash flow testing analysis should be performed. No impairment was required as of March 31, 2022, and December 31, 2021.

See the discussion above under “Comprehensive loss” in Note 1 regarding unrealized gains/losses on investments that are owned by our reinsurers and the corresponding offset in the associated embedded derivatives.

The Company purchases and sells equipment leases in its investment portfolio. As of March 31, 2022, the Company owned several leases, all which were performing. No impairment was required as of March 31, 2022 and December 31, 2021.

The amortized cost and estimated fair value of fixed maturities as of March 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities due in the next year are in an unrealized loss position, therefore no impairments were recognized as of March 31, 2022.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$18,453	$18,319
Due after one year through five years	314,101	311,328
Due after five years through ten years	322,244	319,834
Due after ten years through twenty years	73,023	71,273
Due after twenty years	41,427	39,722
No maturity	5,000	4,537
	$774,248	$765,013

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. As of March 31, 2022 and December 31, 2021, these required deposits had a total amortized cost of $3.2 million and $3.0 million and fair values of $3.1 million and $3.0 million, respectively.

Mortgage loans consist of the following:

(In thousands)	March 31, 2022	December 31, 2021

1-4 Family	$65,603	$72,324
Hospitality	12,769	12,822
Land	16,383	15,904
Multifamily (5+)	28,768	31,583
Retail	13,457	17,655
Other	37,147	32,915
Total mortgage loans	$174,127	$183,203

Geographic Locations:

As of March 31, 2022, the commercial mortgages loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in Delaware (38%), New York (31%), Arizona (5%),  Maine (4%) and non-US  (11%). As of December 31, 2021, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in loans secured by properties in Delaware (34%) New York (32%), Arizona (4%), California (4%), and non-US (9%).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances.

Commercial Mortgage Loans

(In thousands)	March 31, 2022	December 31, 2021
Loan-to-Value Ratio:
0%-59.99%	$89,379	$91,104
60%-69.99%	37,195	42,819
70%-79.99%	42,379	44,106
80% or greater	5,174	5,174
Total mortgage loans	$174,127	$183,203

The components of net investment income for the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31,
(In thousands)	2022	2021
Fixed maturities	$5,042	$3,050
Mortgage loans	282	174
Other invested assets	1,248	—
Other interest income	2	56
Gross investment income	6,574	3,280
Less: investment expenses	(332)	(393)
Investment income, net of expenses	$6,242	$2,887

Proceeds for the three months ended March 31, 2022 and 2021 from sales of investments classified as available-for-sale were $93.5 million and $61.8 million, respectively. Gross gains of $1.5 million and $572,807 and gross losses of $541,590 and $166,386 were realized on those sales during the three months ended March 31, 2022 and 2021, respectively.

The proceeds included those assets associated with the third-party reinsurers. The gains and losses relate only to the assets retained by American Life.

Note 5. Derivative Instruments

The Company enters into derivative instruments to manage risk, primarily equity, interest rate, credit, foreign currency and market volatility. The derivative instruments are to hedge fixed indexed annuity products that guarantee the return of principal to the policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options.

The following is a summary of the asset derivatives not designated as hedges embedded in our FIA product as of March 31, 2022 and December 31, 2021:

		March 31, 2022			December 31, 2021
	Location in the
(In thousands, except number of contracts)	Consolidated
Derivatives Not Designated	Statement of	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$561,115	508	$14,696	$526,096	482	$23,766
Equity-indexed embedded derivatives	Deposit-type contracts	579,250	4,609	111,148	525,548	4,205	123,692

At March 31, 2022, the value of the embedded derivative considers all amounts projected to be paid in excess of the minimum guarantee (the amounts payable without any indexation increases) over future periods. The host contract reflects the minimum guaranteed values.

Due to Federal Reserve rate increases, our securities positions resulted in unrealized losses at March 31, 2022, compared to unrealized gains as of December 31, 2021, reported in accumulated other comprehensive income on the balance sheet. The embedded derivative related to the asset portfolio belonging to the third-party reinsurers offset these unrealized gains. The unrealized losses as of March 31, 2022 was $923,000 compared to unrealized gains of $161,000 as of December 31, 2021.

The following table summarizes the impact of those embedded derivatives related to the funds withheld provision where the total return on the asset portfolio is passed through to the third-party-reinsurers:

	March 31, 2022			December 31, 2021
(In thousands)	Book Value	Market Value	Total Return	Book Value	Market Value	Total Return
Portfolio	Assets	Assets	Swap Value	Assets	Assets	Swap Value
American Republic Insurance Company	$87,737	$86,319	$1,418	$74,983	$74,670	$313
Crestline Re SP1	228,200	227,598	602	228,560	228,450	110
Ironbound	159,306	160,092	(786)	154,867	155,755	(888)
Ascendent Re	55,151	55,294	(143)	56,246	56,078	168
US Alliance	46,107	46,275	(168)	46,221	46,085	136
Total	$576,501	$575,578	$923	$560,877	$561,038	$(161)

The total return swap value was recorded as an increase in our amounts recoverable from reinsurers of $923,000 compared to decrease of $161,000 on our balance sheet as of March 31, 2022 and December 31, 2021, respectively, and a realized gain of $1.1 million compared to $400,000 on our income statement for the three months ended March 31, 2022 and 2021, respectively.

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

Level 1 measurements

There were no assets or liabilities classified as level 1 at March 31, 2022 and December 31, 2021.

Level 2 measurements

Cash: The carrying value of cash approximates the fair value because of the short maturity of the instruments.

Investment escrow: The Company had escrow funds of as of March 31, 2022 and December 31, 2021, of $1.6 million and $3.6 million, respectively. These escrow funds were used to settle mortgage loans that did not close until April of 2022 and January 2022. The money held in escrow at March 31, 2022 and December 31, 2021 was carried at cost.

Fixed maturity securities: Fixed maturity securities are recorded at fair value on a recurring basis utilizing a third-party pricing source such as the Automated Valuation Service (“AVS”) Securities Valuation Office (“SVO”) pricing. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the three months ended March 31, 2022 and the year ended December 31, 2021, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing indexes such as the Standard & Poor’s (“S&P”) 500 index and the S&P Multi-Asset Risk Control (“MARC”) 5% index.

Equity securities: Equity securities at March 31, 2022 and December 31, 2021 consisted of exchange traded funds (“ETFs”). The ETF’s are recorded at fair value utilizing a third-party pricing source with the change in fair value recorded through realized gains and losses on the statement of operations. As of March 31, 2022 and December 31, 2021 we held $21.2 million and $21.9 million, respectively of ETFs.

Notes receivable: The Company held in notes receivable as of March 31, 2022 and December 31, 2021, a note of $6.0 million that includes paid-in-kind (“PIK”) interest. The note receivable is between American Life and Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at cost plus PIK interest.

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

Preferred stock: The perpetual preferred stock held as of March 31, 2022 and December 31, 2021, of $10.0 million was carried at fair market utilizing a third-party pricing source such as AVS SVO pricing. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services.

As of March 31, 2022, the fair market value of the Ascona preferred stock and warrants was $3.7 million and $6.4. million, respectively. As of December 31, 2021, the fair market value of the Ascona preferred stock and warrants was $4.9 million and $3.8. million, respectively. The Ascona preferred stock and warrants have no readily available market value; therefore a valuation of the investments was prepared by a third-party.

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

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in its FIA policyholder obligations. These embedded derivatives are carried at the fair market value as of March 31, 2022 and December 31, 2021. The fair value of the embedded derivative component of our FIA obligation is estimated at each valuation date by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of projected contract value amounts at the applicable risk-free interest rates adjusted for our nonperformance risk related to those obligations. The projections of FIA policy contract values are based on best estimate assumptions for future policy growth and decrements including lapse, partial withdrawal and mortality rates. The best estimate assumptions for future policy growth include assumptions for expected index credits on the next policy anniversary date which are derived from fair values of the underlying equity call options purchased to fund such index credits and the present value of expected costs of annual call options purchased in the future by us to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as assumptions used to project policy contract values.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
March 31, 2022
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$—	$1,810	$—	$1,810
Mortgage-backed securities	—	108,547	—	108,547
Asset-backed securities	—	27,998	—	27,998
Collateralized loan obligations	—	228,026	—	228,026
States and political subdivisions-general obligations	—	109	—	109
States and political subdivisions-special revenue	—	25	—	25
Corporate	—	39,218	—	39,218
Term Loans	—	—	346,466	346,466
Redeemable preferred stock	—	12,814	—	12,814
Total fixed maturity securities	—	418,547	346,466	765,013
Mortgage loans on real estate, held for investment	—	—	174,127	174,127
Derivatives	—	14,606	—	14,606
Equity securities	—	21,190	—	21,190
Other invested assets	—	—	55,479	55,479
Investment escrow	—	1,552	—	1,552
Federal Home Loan Bank (FHLB) stock	—	—	500	500
Preferred stock	—	—	20,134	20,134
Notes receivable	—	6,035	—	6,035
Policy loans	—	—	90	90
Total Investments	$—	$461,930	$596,796	$1,058,726
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$111,148	111,148

December 31, 2021
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$—	$1,882	$—	$1,882
Mortgage-backed securities	—	55,280	—	55,280
Asset-backed securities	—	24,951	—	24,951
Corporate	—	274,523	—	274,523
States and political subdivisions-general obligations	—	114	—	114
States and political subdivisions-special revenue	—	5,612	—	5,612
Corporate	—	37,139	—	37,139
Term Loans	—	—	267,468	267,468
Trust preferred	—	2,237	—	2,237
Redeemable preferred stock	—	14,090	—	14,090
Total fixed maturity securities	—	415,828	267,468	683,296
Mortgage loans on real estate, held for investment	—	—	183,203	183,203
Derivatives	—	23,022	—	23,022
Equity securities	—	21,869	—	21,869
Other invested assets	—	—	35,293	35,293
Investment escrow	—	3,611	—	3,611
Federal Home Loan Bank (FHLB) stock	—	—	500	500
Preferred stock	—	—	18,686	18,686
Notes receivable	—	5,960	—	5,960
Policy loans	—	—	87	87
Total Investments	$—	$470,290	$505,237	$975,527
Financial liabilities
Embedded derivative for equity-indexed contracts	—	—	123,692	123,692

There were no transfers of financial instruments between any levels during the three months ended March 31, 2021and for the year ended December 31, 2021.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy for financial assets and financial liabilities as of March 31, 2022 and as of December 31, 2021, respectively:

	March 31, 2022
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$90	$—	$—	$90	$90
Cash equivalents	144,684	—	144,684	—	144,684
Liabilities:
Policyholder deposits (deposit-type contracts)	1,148,085	—	—	1,148,085	1,148,085

	December 31, 2021
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$87	$—	$—	$87	$87
Cash equivalents	142,013	—	142,013	—	142,013
Liabilities:
Policyholder deposits (deposit-type contracts)	1,075,439	—	—	1,075,439	1,075,439

The following table presents a reconciliation of the beginning balance for all assets and liabilities measured at fair value on a recurring basis using level three inputs during the three months ended March 31, 2022:

	Three Months ended March 31, 2022
		Total realized and unrealized gains (losses)
	Beginning Balance	Included in Income	Included in AOCI	Net Purchases, Issuances, Sales, and Settlements	Ending Balance
(In thousands)
Assets
Term loans	$267,468	$(1,416)	$965	$79,449	346,466
Mortgage loans on real estate,
held for investment	183,203	—	—	(9,076)	174,127
Federal Home Loan Bank (FHLB) stock	500	—	—	—	500
Other invested assets	35,293	(172)	(76)	20,434	55,479
Preferred stock	18,686	—	(101)	1,549	20,134
Total level 3 assets	$505,150	$(1,588)	$788	$92,356	$596,706
Liabilities
Embedded derivative for equity-indexed contracts	(123,692)	(7,764)	—	20,308	(111,148)
Total level 3 liabilities	$(123,692)	$(7,764)	$—	$20,308	$(111,148)

The following table presents a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the year ended December 31, 2021:

	Year ended December 31, 2021
		Total realized and unrealized gains (losses)
(In thousands)	Beginning Balance	Included in Income	Included in AOCI	Net Purchases, Issuances, Sales, and Settlements	Ending Balance
Assets
Term loans	$107,254	$(1,326)	$225	$161,315	$267,468
Mortgage loans on real estate,
held for investment	94,990	—	—	88,213	183,203
Federal Home Loan Bank (FHLB) stock	—	—	—	500	500
Other invested assets	21,897	810	(671)	13,257	35,293
Preferred stock	3,898	—	157	14,631	18,686
Total level 3 assets	$228,039	$(516)	$(289)	$277,916	$505,150
Liabilities
Embedded derivative for equity-indexed contracts	(84,501)	(4,169)	—	(35,022)	(123,692)
Total level 3 liabilities	$(84,501)	$(4,169)	$—	$(35,022)	$(123,692)

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

Preferred equity and warrants – Significant unobservable inputs we use in the preferred equity and warrants include discount rates and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) Multiples.

●	EBITDA Multiple -The warrants valued using a market approach guideline public company method ("GCPM") using a multiplier of EBITDA.

●	Discount Rates - For the preferred equity, discounted cash flow models are used to assist with the calculation the fair value.

The following summarizes the unobservable inputs for available for sale and trading securities and the embedded derivatives of fixed indexed annuities:

	March 31, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$111.1	Option Budget Method	Nonperformance risk	0.3%	1.5%	90.0%	Decrease
			Option budget	1.1%	4.4%	2.4%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.9%	Decrease
Preferred equity	$4.9	Yield analysis	Discount rates	17.5%	19.5%	18.5%	Increase
Detachable warrants	$3.8	Market Approach - GPCM	EBITDA Multiples	9.0x	10.0x	100.0%	Increase
* Weighted by account value

	December 31, 2021
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$123.7	Option Budget Method	Nonperformance risk	0.3%	1.1%	0.6%	Decrease
			Option budget	1.1%	3.4%	2.4%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.7%	Decrease
Preferred equity	$4.9	Yield analysis	Discount rates	17.5%	19.5%	18.5%	Increase
Detachable warrants	$3.8	Market Approach - GPCM	EBITDA Multiples	9.0x	10.0x	100.0%	Increase
* Weighted by account value

Note 7. Earnings Per Share

The Company has 20 million voting common shares authorized, two million non-voting common shares authorized, and two million preferred shares authorized. There were 3,737,564 voting common shares issued and outstanding as of March 31, 2022 and March 31, 2021.

	Three months ended March 31,
	2022	2021
(in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to Midwest Holding, Inc.	$187	$(1,601)

Denominator:
Weighted average common shares outstanding	3,737,564	3,737,564
Effect of dilutive securities:
Stock options and deferred compensation agreements	—	40,850
Denominator for earnings (loss) per common share	3,737,564	3,778,414

Income (loss) per common share	$0.05	$(0.43)

Note 8. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2022 and December 31, 2021 were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Deferred tax assets:
Loss carryforwards	$2,701	$2,244
Capitalized costs	115	127
Stock option granted	1,060	1,060
Policy acquisition costs	4,121	3,640
General business credits	6	6
Derivative option allowance	—	510
Sec 163(j) limitation	172	171
Benefit reserves	7,817	6,720
Property and equipment	34	33
Unrealized losses on investments	2,121	—
Other	1,464	1,464
Total deferred tax assets	19,611	15,975
Less valuation allowance	(17,962)	(14,431)
Total deferred tax assets, net of valuation allowance	1,649	1,544
Deferred tax liabilities:
Unrealized losses on investments	—	1,084
Intangible assets	147	147
Derivative option allowance	1,043	—
Bond Discount	459	313
Total deferred tax liabilities	1,649	1,544
Net deferred tax assets	$—	$—

As of March 31, 2022 and December 31, 2021, the Company recorded a valuation allowance of $18.0 million and $14.4 million, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

There was income tax expense of $4.7 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended March 31,
(in thousands)	2022	2021
Computed expected income tax benefit	$1,099	$(35)
Increase (reduction) in income taxes resulting from:
IMR and reinsurance	79	67
Nondeductible expenses	2	1
Change in valuation allowance	3,532	1,402
Dividends received deduction	—	(3)
Deferred tax adjustment	10	—
Subtotal of increases	3,623	1,467
Tax expense	$4,722	$1,432

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of March 31, 2022 the deferred tax assets included the expected tax benefit attributable to federal NOLs of $2.1 million. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $1.0 million prior to 2017 will expire through the year of 2032, and the NOLs generated from June 28, 2018 to March 31, 2022 do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $2.2 million on the deferred tax assets related to these federal NOL carryforwards.

Note 9. Reinsurance

A summary of significant reinsurance, including our 100% legacy life business reinsured, amounts affecting the accompanying consolidated financial statements as of March 31, 2022 and December 31, 2021, respectively, are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Assets:
Reinsurance recoverables	$33,908	$38,579
Liabilities:
Deposit-type contracts
Direct	$1,148,085	1,075,439
Reinsurance ceded	(671,929)	(647,632)
Retained deposit-type contracts	$476,156	$427,807

The table below is a summary of our 100% legacy life business reinsured for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
(in thousands)
Premiums
Direct	$61	$48
Reinsurance ceded	(61)	(48)
Total Premiums	$-	$-
Future policy and other policy benefits
Direct	$54	$7
Reinsurance ceded	(54)	(7)
Total future policy and other policy benefits	$-	$—

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers as of March 31, 2022:

				Recoverable/		Total Amount
		Recoverable	Recoverable	(Payable) on Benefit	Ceded	Recoverable/
(in thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	(Payable) to/from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$(3,272)	$—	$(3,272)
Optimum Re Insurance Company	A	—	—	561	—	561
Sagicor Life Insurance Company	A-	—	155	10,754	302	10,607
Ascendant Re	NR	—	—	(56)	—	(56)
Crestline SP1	NR	—	—	14,575	—	14,575
American Republic Insurance Company	A	—	—	5,752	—	5,752
Unified Life Insurance Company	NR	—	45	999	21	1,023
US Alliance Life and Security Company	NR	—	—	4,747	29	4,718
		$—	$200	$34,060	$352	$33,908

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by reinsurer as of December 31, 2021:

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

Our securities positions resulted in changes in the unrealized gains position as of March 31, 2022 compared to December 31, 2021, reported in accumulated other comprehensive income on the Consolidated Balance Sheets. As discussed in Note 1, American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5. The assets had unrealized losses of approximately $923,000 and gains of $2.5 million as of March 31, 2022 and 2021, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains and losses on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized gains and unrealized losses on the assets held by American Life were offset by a gain in the embedded derivative for the three months ended March 31, 2022 and 2021 of $1.1 million and $400,000, respectively. We account for this unrealized loss pass through by recording equivalent realized gains on our Consolidated Statements of Comprehensive Loss.

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

Under GAAP, ceding commissions are deferred on the Consolidated balance sheets and are amortized over the period of the policyholder contracts. The table below shows the ceding commissions from the reinsurers excluding SRC1 and what was earned on a GAAP basis for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022				2021
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$—	$—	$—	$8	$—	$—	$—	$—
Ironbound Reinsurance Company Limited	—	—	49	130	—	15	54	122
Ascendant Re	—	—	23	86	—	24	22	46
US Alliance Life and Security Company	—	—	14	87	2	21	15	67
Crestline SP1	1,034	1,830	80	506	2,345	4,678	50	216
American Republic Insurance Company	801	1,454	23	153	—	—	—	—
	$1,835	$3,284	$189	$970	$2,347	$4,738	$141	$451

(1) Includes acquisition and administrative expenses, commission expense allowance and product development fees.

The table below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

(in thousands)	March 31, 2022	December 31, 2021
Reinsurer	Deferred Gain on Reinsurance Transactions	Deferred Gain on Reinsurance Transactions
US Alliance Life and Security Company(1)	$159	$162
Unified Life Insurance Company(1)	235	242
Ironbound Reinsurance Company Limited(2)	5,078	5,137
Ascendant Re	3,061	3,101
US Alliance Life and Security Company(2)	2,233	2,286
American Republic Insurance Company(2)	4,945	4,146
Crestline SP1(2)	14,338	13,515
	$30,049	$28,589

1)	These reinsurance transactions on our legacy life insurance business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. As of March 31, 2022 and December 31, 2021, no contingency reserves were established.

American Life seeks to reinsure substantially all of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Retained and Reinsured Balance Sheets

The table below shows the retained and reinsurance condensed balance sheets:

	March 31, 2022			December 31, 2021

(in thousands)	Retained	Reinsured	Consolidated	Retained	Reinsured	Consolidated
Assets
Total investments	$481,732	$576,994	$1,058,726	$414,418	$561,109	$975,527
Cash and cash equivalents	73,782	70,902	144,684	95,406	46,607	142,013
Accrued investment income	3,662	9,543	13,205	3,853	9,770	13,623
Deferred acquisition costs, net	28,292	—	28,292	24,530	—	24,530
Reinsurance recoverables	—	33,908	33,908	—	38,579	38,579
Other assets	11,238	11,845	23,083	27,834	(2,189)	25,645
Total assets	$598,706	$703,192	$1,301,898	$566,041	$653,876	$1,219,917
Liabilities and Stockholders’ Equity
Liabilities:
Policyholder liabilities	$477,122	$685,039	$1,162,161	$427,807	$660,811	$1,088,618
Deferred gain on coinsurance transactions	30,049	—	30,049	28,589	—	28,589
Other liabilities	12,344	18,153	30,497	23,889	(6,935)	16,954
Total liabilities	$519,515	$703,192	$1,222,707	$480,285	$653,876	$1,134,161
Stockholders’ Equity:
Voting common stock	4	—	4	4	—	4
Additional paid-in capital	138,308	—	138,308	138,277	—	138,277
Accumulated deficit	(69,972)	—	(69,972)	(70,159)	—	(70,159)
Accumulated other comprehensive income	(7,581)	—	(7,581)	2,634	—	2,634
Total Midwest Holding Inc.'s stockholders' equity	$60,759	$—	$60,759	$70,756	$—	$70,756
Noncontrolling interest	18,432	—	18,432	15,000	—	15,000
Total stockholders' equity	79,191	—	79,191	85,756	—	85,756
Total liabilities and stockholders' equity	$598,706	$703,192	$1,301,898	$566,041	$653,876	$1,219,917

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

In accordance with the stockholder-approved equity incentive plans above, we have granted stock options to employees and directors for the purchase of common stock at exercise prices at the date of the grants and restricted stock unit awards. We calculate the fair value and compensation at grant date using the Black Scholes Model. Stock options become exercisable under various vesting schedules (typically two to four years) and generally expire in ten years after the date of grant. Using the Black Scholes Model, we calculate compensation expense for option share units on a straight-line basis over the requisite service periods, accounting for forfeitures as they occur.

Restricted Stock and Restricted Stock Units

On November 16, 2020, the Company awarded 18,596 shares of restricted stock, and on November 11, 2021, it awarded 5,089 restricted stock units (“RSUs”).

The restricted stock award of 18,596 shares had a grant date fair value of $41.25 and was subject to time-based vesting requirements of one-fourth increments sixty days after each of the first four anniversary dates of the grant date.  The recipient of the award resigned on March 31, 2022 and received a total of 5,812 vested shares in connection with his termination of employment, while the remaining 12,784 shares of restricted stock were forfeited.

The 5,089 RSUs were granted to our non-employee directors and had grant a date fair value of $24.34 and will vest on June 14, 2022, the date of the Company’s 2022 annual meeting of stockholders.  The RSU compensation expense was calculated using the grant date fair value and is amortizing on a straight-line basis over the requisite service periods.  Total compensation recognized in connection with the RSUs has been approximately $80,000 with a remainder of $44,000 to be recognized in the second quarter of 2022.

The compensation expense relating to these awards was calculated using the grant date fair value and is amortized on a straight-line basis over the requisite service periods.

The table below identifies the assumptions used in the Black Scholes Model to calculate the compensation expense:

	March 31,	December 31, 2021
	2022	2021
Expected volatility	4.16% - 4.26%	4.4% - 66.3%
Weighted-average volatility	4.2%	38.9%
Expected term (in years)	2 - 7	2 - 7
Risk-free rate	1.79% - 2.15%	.8% - 1.5%

For the three months ended March 31, 2022 and 2021, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock option grants on the dates above, over the vesting tranches which resulted in expenses and an increase in additional paid in capital of approximately $32,000 and $261,340, respectively.

The tables below shows the remaining non-vested shares and options under the 2019  and 2020 Plans as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022
	Stock Options/ Restricted Stock/Unit Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price(1)
Nonvested stock options and restricted stock unit awards at December 31, 2021	317,217	$25.80	$40.13
Options granted	38,367	3.41	20.69
Adjustment to prior year options granted	(20,325)	—	—
Vested	(7,318)	26.01	20.50
Forfeited	(34,123)	27.14	30.74
Ending Balance at March 31 2022	293,818	$17.27	$37.35

	December 31, 2021
	Stock Options/ Restricted Stock/Unit Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price(1)
Nonvested stock options at December 31, 2020	100,972	$22.91	$34.70
Options granted	333,880	19.25	42.84
Restricted stock units	5,089	24.34	24.34
Vested	(85,957)	17.32	30.20
Forfeited	(36,767)	23.91	40.42
Ending Balance at December 31, 2021	317,217	$25.80	$40.13
(1)	Restricted stock and restricted stock units do not have an exercise price.

The tables below shows the outstanding vested and nonvested stock options as of March 31, 2022 and December 31, 2021

	Options(3)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	489,331	$38.62	9.2
Granted(1)	37,517	19.85	10.0
Vested(2)	26,793	39.85	8.8
Forfeited or expired	(34,123)	44.29	8.6
Exercised	—	—	—
Outstanding at March 31, 2022	519,518	28.52	9.1

(1)	Includes adjustment to prior year granted options
(2)	Includes adjustment to prior year vested options
(3)	Includes restricted stock units which do not have an exercise price

	Options(1)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	101,172	38.51	9.8
Granted	333,880	43.91	10.0
Restricted stock units	5,089	—	10.0
Vested	85,957	39.78	9.0
Forfeited or expired	(36,767)	44.05	8.5
Exercised	—	—	—
Outstanding at December 31, 2021	489,331	38.62	9.2

(1)	Includes restricted stock units which do not have an exercise price

Note 11. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of policyholders as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Beginning balance	$1,075,439	$597,868
US Alliance	(1,338)	1,873
Unified Life Insurance Company	(9)	468
Ironbound Reinsurance Company Limited	1,521	6,579
Ascendant Re	(1,715)	2,880
Crestline SP1	(6,232)	4,834
American Republic Insurance Company	(1,560)	1,567
Deposits received	98,111	471,646
Investment earnings (includes embedded derivative)	(6,674)	7,012
Withdrawals	(9,315)	(18,446)
Policy charges	(143)	(842)
Ending balance	$1,148,085	$1,075,439

Note 12. Contingencies and Commitments

Contingent Commitments: We have entered into commitments related to certain investments, where draws or additional funding can be requested under the terms of the agreements. These commitments are inclusive of third-party reinsurer commitments, and were approximately $233.0 million as of March 31, 2022. Of the approximately $233.0 million in unfunded commitments at March 31, 2022, approximately $98.4 million related to American Life. The remaining $134.6 million represented commitments that have been made by our reinsurance partners. The table shows when different dollar amounts of commitments will expire. The ability of borrowers to request additional funds under these lending agreements varies considerably from loan to loan.

	As of	As of
(In thousands)	March 31, 2022	December 31, 2021
Due in one year or less	$13,822	$19,245
Due in two years	32,651	26,753
Due in three years	5,392	4,705
Due in four years	13,406	8,741
Due in five years and after	167,730	86,497
	$233,001	$145,941

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

Supplemental balance sheet information as of March 31, 2022 and December 31, 2021, are as follows:

(In thousands)		As of	As of
Leases	Classification	March 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$2,300	$2,360

Liabilities
Operating lease	Operating lease liabilities	$2,307	$2,364

Our operating leases expenses for the three months ended March 31, 2022 and 2021, were approximately $3,000 and $1,000, respectively.

Minimum contractual obligations for our operating leases as of March 31, 2022, are as follows:

(in thousands)	Operating Leases
2022	$257
2023	342
2024	342
2025	342
2026	345
2027	353
2028	362
2029	371
2030	380
2031	292
Total remaining lease payments	$3,386

The cash flows related to operating leases was approximately $3,000 and $2,000 as of March 31, 2022 and 2021, respectively.

The weighted average remaining lease terms of our operating leases were approximately nine years and one and a half years as of March 31, 2022 and 2021, respectively. The weighted average discount rate used to determine the lease liabilities for operating leases was 8% as of March 31, 2022 and 2021, respectively. The discount rate used for finance leases was based on the rates implicit in the leases. The discount rate used for operating leases was based on our incremental borrowing rate.

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

The following table represents the net gains or (losses) as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

(In thousands)	Three months ended March 31,
	2022	2021
American Life	$9,593	$6,109
SRC1	$(822)	$(3,312)
SRC3	$469	$—

The following table represents the Capital and Surplus as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	As of	As of
(In thousands)	March 31, 2022	December 31, 2021
American Life	$68,204	$74,011
SRC1	$7,593	$8,415
SRC3	$3,619	$3,150

The following table represents the premiums sales as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Three months ended March 31,
(In thousands)	2022	2021
American Life	$58,118	$39,955
SRC1	$-	$36,234
SRC3	$(148)	$—

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiary is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as of March 31, 2022 and December 31, 2021, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements as of those dates.

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

As of March 31, 2022 and December 31, 2021, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 15. Third-Party Administration

The Company commenced its third-party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each company, generate fee income for the Company. Services provided vary based on their needs and can include some or all aspects of back-office accounting and policy administration. TPA fee income earned for TPA administration during the three months ended March 31, 2022 and 2021 were $100,000 and $207,500, respectively.

Note 16. Equity

Preferred stock

As of March 31, 2022 and December 31, 2021, the Company had two million shares of preferred stock authorized but none were issued or outstanding.

Common Stock

The voting common stock is traded on The Nasdaq Capital Market under the symbol “MDWT.” Midwest has authorized 20 million shares of voting common stock and two million shares of non-voting common stock. As of March 31, 2022 and December 31, 2021, Midwest had 3,737,564 shares of voting common stock issued and outstanding. As of those dates, there were no shares of Midwest’s non-voting common stock issued or outstanding.

Midwest holds approximately 4,500 shares of voting common stock in its treasury due to the reverse stock split in 2020.

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

Accumulated Other Comprehensive Income (AOCI)

AOCI represents the cumulative other comprehensive (loss) income (OCI) items that are reported separate from net loss and detailed on the Consolidated Statements of Comprehensive Loss. AOCI includes the unrealized gains and losses on investments and DAC, net of offsets and taxes are as follows:

(In thousands)	Unrealized investment gains (losses) on fixed maturities, net of offsets
Balance at December 31, 2020	$6,431
Other comprehensive income before reclassifications	(1,422)
Unrealized gains on foreign currency	—
Less: Reclassification adjustments for losses realized in net income	(2,375)
Balance, December 31, 2021	2,634
Other comprehensive loss before reclassifications, net of tax	(9,703)
Less: Reclassification adjustments for losses realized in net income, net of tax	(512)
Balance, March 31, 2022	$(7,581)

Note 17. Deferred Acquisition Costs

The following table represents a roll forward of DAC, net of reinsurance:

(In thousands)	March 31, 2022	December 31, 2021
Beginning balance	$24,530	$13,456
Additions	4,294	13,402
Amortization	(851)	(2,886)
Interest	136	632
Impact of unrealized investment losses	183	(74)
Ending Balance	$28,292	$24,530

Note 18. Related Party

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

In addition, on April 24, 2020, American Life entered into a three-year master letter agreement and related reinsurance, trust and asset management agreement with Seneca Re and a Crestline affiliate regarding the flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA and quota share percentage of 40% of American Life’s FIA products. From inception through March 31, 2022, American Life had ceded $296.6 million face amount of annuities to Crestline SP1. American Life received total ceding commissions, inception-to-date, of $14.0 million and expense reimbursements of $26.5 million in connection with these transactions as of March 31, 2022.

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

Currently, Crestline has approximately $228.0 million assets under management and is a subadvisor on approximately $341.0 million of additional investments.

Chelsea

On June 29, 2020, Midwest’s subsidiary, American Life, purchased a 17% interest in Financial Guaranty UK Limited  through an economic interest in Chelsea Holdings Midwest LLC. American Life has a note receivable from Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at cost plus PIK of $6.0 million as of March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of the Company as of March 31, 2022, compared with December 31, 2021, and the results of operations for the three  months ended March 31, 2022, compared with corresponding period in 2021 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report and our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning new products or services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “hopes,” “estimates,” “projects,” “should,” “intends,” “will,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, many of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” of our 2021 Form 10-K and below in Part III – Other Information – Item 1A Risk Factors.

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

See “Risk Factors” beginning on page Part II, Item 1A for further discussion of the material risks associated with our business.

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

Overview of Company and Business Model

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

We seek to reinsure substantially all of our annuity policies with third-party reinsurers and our captive reinsurance subsidiary, Seneca Re. Our third-party reinsurers include traditional reinsurers and capital markets reinsurers, which are third-party investors, who are seeking exposure to reinsurance revenue and typically do not have their own reinsurance platforms or insurance related operations. We also have the flexibility to selectively retain assets and liabilities associated with our policies for a period of time when we expect that doing so will provide an attractive return on our capital.

We operate our core business through four subsidiaries under one reportable segment. American Life is a Nebraska-domiciled life insurance company, that is also commercially domiciled in Texas and is currently licensed to sell, underwrite, and market life insurance and annuity products in 22 states and the District of Columbia. In late 2018, American Life obtained a financial strength rating of B++ (“Good”) from A.M. Best Company (“A.M. Best”), a leading rating agency for insurance companies, that was affirmed in December 2020 and February 2022. A.M. Best also upgraded American Life’s long-term issuer credit rating to bbb+ from bbb in December 2020 that was  affirmed in February 2022. All of our annuities are written by American Life.

Our other insurance subsidiary, Seneca Re, is a Vermont-domiciled sponsored captive reinsurance company established in early 2020 to reinsure various types of risks on behalf of American Life and third-party capital providers through special purpose reinsurance entities known as “protected cells.” Through Seneca Re, we assist capital market investors in establishing and licensing new protected cells. We also own 1505 Capital, which is an SEC registered investment adviser that provides financial, investment advisory, and management services. At March 31, 2022, 1505 Capital had approximately $455 million total third-party assets under management.

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

As of March 31, 2022, approximately 41% of the deposits received, in the current year, relating to our annuity products were ceded to reinsurance vehicles capitalized by third party reinsurers or held in protected cells within Seneca Re for future reinsurance transactions.

We receive ceding commissions and expense reimbursement from reinsurers at the time we cede our primary insurance liabilities to them, providing meaningful cash flow. During the three months ended March 31, 2022 and 2021, we generated $1.8 million and $2.3 million, respectively, in upfront ceding commissions. On our balance sheet is an item “deferred gains on reinsurance” equaling $30.0  million and $28.5 million as of March 31, 2022 and December 31, 2021, respectively which will be earned as revenue over the relevant reinsured annuity contract periods. Amortization of the deferred gain on reinsurance was $970,000 and $461,000 for the three months ended March 31, 2022, and 2021, respectively, and was recognized as revenue under GAAP.

For the three months ended March 31, 2022 and 2021, we generated $2.6 million and a negative $614,000 of revenue from investment income, realized gains on investments, ceding commissions earned, policy administration, and asset management fees.

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

We seek to create value for our distribution and reinsurance partners by facilitating product innovation, rapid speed to market for new products, competitively priced products, streamlined customer and agent experience, and efficient technology-enabled operations. We generate fee income from reinsurers in the form of ceding commissions, policy administration fees, and asset management fees. We typically receive upfront ceding commissions and expense reimbursements at the time the policies are reinsured and policy administration fees over the policy lifetimes. We also earn asset management fees on the assets we hold that support the obligations of a majority of our reinsurers. In investing on behalf of our insurance and reinsurance company subsidiaries, we seek to maximize yield by constructing portfolios that include a diversified portfolio of bonds, mortgages, private credit and structured securities (including collateralized loan obligations), while minimizing the difference in duration between our investment assets and liabilities.

Our Products

Through American Life we presently issue several MYGA and FIA products. American Life presently offers fix annuity products, two MYGAs, two FIAs, and two bonus plans associated with the FIA product. It is not presently offering any traditional life insurance products. Fixed annuities are a type of insurance contract in which the policyholder makes one or more premium deposits, earning interest at a crediting rate determined in relation to a specific market index, on a tax deferred basis. MYGAs are insurance contracts under which the policyholder makes deposits and earns a crediting rate guaranteed for a specified number of years before it may be changed. American Life’s MYGA products are three and five-year single premium deferred individual annuity contracts, providing consumers with an attractive, low risk, predictable and tax-deferred investment option. American Life’s FIA products are long-term (7 and 10-year) annuity products with interest rates that are tied, in part, to published stock market indices chosen by customers. The FIA products are modified single premium annuity contracts designed for individuals seeking to benefit from potential market gains with fully protected principal. American Life began selling its MYGA and FIA products in 2019.

In 2021, we introduced two new indexes into the selections on FIA products. The S&P 500 ESG index for fixed annuities is comprised of a subset S&P 500 companies built to meet the increasing needs of investors seeking socially responsible investments aligned with a mainstream index which is published by one of the foremost index authorities in the world, S&P Dow Jones Indices (S&P DJI).

Our second new index, the Goldman Sachs Xenith Index is a multi-asset strategy that uses the anticipated macro regime, as identified by a leading economic indicator, to make asset allocations. By using a leading economic indicator, the Goldman Sachs Xenith Index differs from indices that rely on a backward-looking methodology alone. Instead of relying purely on the

S&P 500 Index for exposure to U.S. equities, the index employs an intraday overlay that can reduce equity exposure based on intra-day trading "signals". As a result, the strategy incorporates real-time market movements, in addition to other factors, in its rules-based methodology.

We expect to expand American Life’s product line in the future. Depending on market demand, we expect to consider having American Life write a wide variety of insurance products, including fixed deferred, fixed indexed and other annuities. Any new insurance products we create must be filed with and approved by appropriate state insurance regulatory authorities before being offered to the public. American Life’s MYGA and FIA products were developed using an independent consulting actuary, and we expect that any new products will utilize similar services. Our long-term plan is to broaden our products to life and Medicare supplements under attractive market conditions.

The table below sets forth American Life’s MYGA and FIA deposits received during the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
(In thousands)	Deposits Received(1)	Deposits Received(1)
Annuity Premium
MYGA	$25,464	$9,369
FIA	72,647	114,285
Total issued	$98,111	$123,654

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

Industry Trends and Market Conditions

Market

We participate in a large U.S. market that we expect to grow in part due to a number of demographic trends. As measured by annual premiums written, annuities are the largest product line in the life, annuity, and accident and health sector. Annuities play an important role in retirement planning by providing individuals with stable, tax-efficient sources of income. In 2020 annuity premiums, accounted for $295 billion of annual premiums, or approximately 31% of the $963 billion of total annual life, annuity, and accident and health premiums according to Insurance Information Institute. The most common annuities are fixed and variable and can be written on an individual or group basis. Our current products are MYGAs and FIA’s written on an individual basis.

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

State expansion efforts have taken more time than anticipated, as states would like to see a more meaningful historical financial footprint. We are working diligently to file in more states, responding and providing increased information to regulators and discussing how the model ensures policyholders are protected, given the capital held and supported by the use of reinsurance.

We currently distribute annuity products through eight third-party IMOs. We believe our product development, prompt policy processing, operating flexibility and speed to market make us a desirable partner for insurance distributors. We will seek to grow by increasing volumes with our current IMOs and by establishing new IMO relationships.

Competition

We operate in highly competitive markets with a variety of participants, including insurance companies, financial institutions, asset managers, and reinsurance companies. These companies compete in various forms in the annuity market, for investment assets and for services. We seek to build strong relationships along with offering technology-enabled and services-oriented solutions for our partners. The market for annuities is dynamic we believe. The combination of the treasury market experiencing the largest rate increase since 19281 and the volatility in the market resulting from the war in Ukraine has opened up investment opportunities that allow us, and our reinsurance partners, to support more competitive rates for annuities. Based on our experience with COVID, we expect this investment environment to be conducive to our business model. We have been reviewing pricing along with reinsurer appetite to ensure we continue to grow the business while managing risk. We have taken pricing action on both our FIA and MYGA products and continue to monitor our competitiveness in the market. We have also increased our focus on marketing, reestablishing, and expanding our relationships on the distribution side through various channels and are reallocating or adding resources relating to this initiative. We are starting to see some encouraging trends in 2022.

Given the potential premium growth, we have capacity to cover the capital needs of writing new business through existing reinsurers. Additionally, we have a number of potential reinsurance transactions in the pipeline that are anticipated to close in the year.

Interest Rate Environment

The Federal Reserve continued increasing short-term interest rates in the first quarter of 2022, compared to the historically low levels in the same period in 2021 and the expectation is for rate increases to continue to raise during the remainder of 2022 and reach 2.9% in early 2023. We seek to address our interest rate risk through managing the duration of the liabilities and purchasing and holding high quality, long-term assets that mirror that duration.

If interest rates were to rise, we believe the yield on floating rate investments and the yield on new investment purchases would rise. We also believe our products would be more attractive to consumers and impact sales positively.

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

Notwithstanding, in preparation for the phase out of LIBOR, we may need to renegotiate our LIBOR Instruments that utilize LIBOR. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference

1 Sources: Natixis, NYU Stern

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

Critical Accounting Policies and Estimates

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K (“2021 Form 10-K MD&A”) contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2021 Form 10-K MD&A.

Derivatives

The Company entered into derivative instruments to hedge FIA products that guarantee the return of principal to the policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options. The change in fair value of the derivatives for hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based on the change in the market interest rates. The indexed reserves are measured at fair value for the current period and future periods. We hedge with options that align with the terms of our FIA products which is between three and seven years. We have analyzed our hedging strategy on our FIA products and, while the correlation of the hedges to the FIA products is not matched dollar for dollar, we believe the hedges are effective as of March 31, 2022.

American Life also has agreements with several third-party reinsurers that have FW and Modco provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 5 — Derivative Instruments” to our Consolidated Financial Statements. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses as of  approximately $923,000 as of March 31, 2022, and unrealized gains of $161,000 December 31, 2021. The terms of the contracts with the third-party reinsurers provide that unrealized gains and unrealized losses on the portfolios accrue to the third-party reinsurers. We account for these unrealized losses as gains by recording equivalent realized losses or gains on our Consolidated Statement of Comprehensive Loss. Accordingly, the unrealized losses on the assets held by American Life on behalf of the third-party reinsurers were offset by recording an embedded derivative gain of $1.1 million and loss of $400,000 for the three months ended March 31, 2022 and 2021, respectively. If prices of investments fluctuate, the unrealized gains or losses of the third-party reinsurers may also fluctuate; therefore, the associated embedded derivative gain (loss) recognized by us would be increased or decreased accordingly.

Comprehensive Net Income (Loss)

In this section, unless otherwise noted the discussion below first compares the three months ended March 31, 2022 to the like three months ended March 31, 2021.

We incurred a comprehensive loss of $10.0 million in 2022 compared to $959,000 in 2021. Our revenues increased to $2.6 million from a negative $614,000 driven by an overall increase in investment income and fee revenue; offset by realized losses due to the increase in the Federal Reserve interest rate. Our expenses decreased to a negative $3.3 million from a negative $445,000. The primary reason for the negative expenses was also due to the Federal Reserve interest rate increases resulting in losses in the embedded derivative creating negative interest credited on our FIA product and a gain from passing the losses of the mark-to-market on the reinsurance option allowances. These decreases in expense were offset by increases in consulting related to new software implementation.

Other reasons for the increase in Consolidated Statements of Comprehensive Loss:

1)	Taxes. Our GAAP effective tax rates are unusually high in 2021 compared to 2020. The increase is primarily due to our change in valuation allowances. We expect the effective rates will come down throughout the remainder of 2022. Note 8 to our financial statements provides further information related to this increase in tax rate.
2)	Change in Unrealized Investment Losses (Gains). This change was a loss of $10.2 million in 2022 compared with a gain of $642,000. The increase in interest rates in 2022 decreased the value of our fixed-income investments to a much greater extent than occurred in 2021.

Our FIA products have three components influencing our Consolidated Statements of Comprehensive Loss:

The derivatives we purchase to hedge interest rate risk we would otherwise face from our FIA. We carry these derivatives at fair value on our Consolidated Balance Sheets, recording the change in fair value in our Consolidated Statements of Comprehensive Loss as either a realized gain or realized loss. In 2022, the decrease in the market value of the derivative option assets was $12.7 million compared to the decrease in market value of the derivative option assets of $5.4 million in 2021 in our net realized gain on investments.

1)	The embedded derivative in our FIAs. We carry this derivative at fair value, with the change in fair value recorded in the interest credited line of our Consolidated Statements of Comprehensive Loss. Across all of products, interest credited was a negative $6.7 million in 2022 compared with a negative $2.3 million in 2021. The decrease in the value of the embedded derivative related to our FIAs was included in this overall interest credited. Reflecting our risk management, the change in the value of the embedded derivative equaled the change in the value of option contracts we use to hedge this exposure.
2)	The option budget reinsurers pay us to purchase derivative assets. We mark these assets to market each period. Separately, we record a payable to the reinsurers that is owed to a reinsurer when a policy is surrendered, an annuitant dies, or a policy lapses. We compare what the reinsurer paid for the original option budget to the market value at the end of the period. The change in the market value is added to or subtracted from the payable to the reinsurer to cover the reinsurer’s obligations to the policyholder. This change in market value that resulted in negative $6.4 million was included in our other operating expense in 2022 compared to a negative $4.1 million expense in the prior year.

Consolidated Results of Operations - Three Months Ended March 31, 2022 and 2021

Revenues

The following summarizes the sources of our revenue for the periods indicated:

	Three months ended March 31,
(In thousands)	2022	2021
Investment income, net of expenses	$6,242	$2,887
Net realized losses on investments (See Note 4)	(6,175)	(4,649)
Amortization of deferred gain on reinsurance	970	461
Service fee revenue, net of expenses	1,098	438
Other revenue	448	249
	$2,583	$(614)

Premium revenue: The introduction of our MYGA and FIA products generated new business in 2022 and 2021; however, these products are defined as investment contracts under U.S. GAAP. Accordingly the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not as premium revenue.

Investment income, net of expenses: The components of our net investment income are as follows:

	Three months ended March 31,
(In thousands)	2022	2021
Fixed maturities	$5,042	$3,050
Mortgage loans	282	174
Other invested assets	1,248	—
Other interest income	2	56
Gross investment income	6,574	3,280
Less: investment expenses	(332)	(393)
Investment income, net of expenses	$6,242	$2,887

Investment income, net of expenses consisted of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments with attractive yields and risk-return profiles. As of March 31, 2022 and December 31, 2021, on a gross consolidated basis, our investment portfolio (excluding cash) was $1.1 billion and $975.5 million, respectively, as a result of proceeds from our MYGA and FIA product sales.

Net realized losses on investments: Net realized losses on investments were $6.2 million in 2022 compared to $4.6 million in 2021. The figure included  a gain of $1.1 million and a loss of $400,000 from a total return swap embedded derivative in 2022 and 2021, respectively. In 2022, there were net realized losses of $12.7 million related to derivative options we own to hedge the obligations to FIA policyholders; such losses were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

American Life currently has treaties with several third-party reinsurers and one related party reinsurer. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers, to reduce the potential credit risk. Under those provisions with third-party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Comprehensive Loss to our Consolidated Financial Statements.

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized gains of approximately $1.1 million and $161,000 as of March 31, 2022 and December 31 ,2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized gains on the assets held by American Life were offset by gains in the embedded derivative of $1.1 million and $2.7 million as of March 31, 2022 and December 31, 2021, respectively.

Amortization of deferred gain on reinsurance:  The increase in 2022 to $970,000 from $461,000 in 2021 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2022.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The increase in this revenue, to $1.1 million in 2022 from $438,000 in 2021, was due primarily to an increase in the assets managed by 1505 Capital.

Other revenue: Other revenue consists of revenue generated by us for providing ancillary services such as third-party administration (“TPA”) to clients and policy surrender charges. The increase in 2022 was primarily due to increased policy surrender charges.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Three months ended March 31,
(In thousands)	2022	2021
Interest credited	$(6,674)	$(2,346)
Amortization of deferred acquisition costs	851	503
Salaries and benefits	4,318	2,927
Other operating expenses	(1,822)	(1,529)
	$(3,327)	$(445)

Interest credited: The increase was primarily due to the interest credited in 2022 relating to the MYGA product of approximately $1.1 million and $472,000 for 2022 and 2021, respectively, offset by interest credited related on our retained FIA policies of approximately negative $7.8 million and negative $2.8 million for 2022 and 2021, respectively. The FIA interest credited is related to the fair market value of the embedded derivative which is owed to policyholders which saw a sharp decline due to the increase in the Federal Reserve interest rates. This was partially offset by the realized gain on our total return swap that is included in the net realized gain on investments above.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of American Life’s MYGA and FIA products where we retained approximately 59% of the business in 2022 compared to the 62% retained in 2021. These figures include the Seneca Re protected cells, SRC1 and SRC3, DAC amortization.

Salaries and benefits The significant increase to $4.3 million compared with $2.9 million was due to costs incurred to attract and add personnel to service our business growth and the cost related to non-cash stock consideration. We have hired more in-house expertise to service our growth initiatives and reduce the reliance on third-party providers.

Other operating expenses: Other operating expenses were approximately $293,000 lower due primarily to:

●	Our FIA product has embedded derivatives included in the account value. Those derivatives are market driven. The reinsurers that reinsure the FIA products pay an option allowance to American Life to purchase derivatives. As of March 31, 2022 and 2021, the mark-to-market on those allowances were in a negative position so American Life incurred $6.4 million and $4.1 million, respectively, of income and receivable to the reinsurers for that market value true-up. As the market fluctuates going forward, the mark-up of the option allowance could go up or down.
●	Offset by increases in other operating expenses of approximately $1.7 million was due to consultants to assist in implementing our business plan and new accounting software, increased audit and actuarial costs, and overhead office expenses to support our plan growth of our business.

Taxes

Income tax expense increased by $3.3 million to $4.7 million in 2022 from $1.4 million in 2021. This change in primarily driven by the change in the reinsurance modified coinsurance tax reserves.

Investments

Most investments on our Consolidated Balance Sheets are held on behalf of our reinsurers as collateral under our reinsurance agreements. As a result, our investment allocations are largely a function of our collective reinsurer investment allocations. While the reinsurers have the investment risk on these assets, we typically restrict their investment allocations via control over the selection of the asset manager as well as asset restrictions set forth in investment guidelines and control over the investment manager. In many of our reinsurance agreements, 1505 Capital acts as the asset manager for the invested assets for a fee.

Our investment guidelines related primarily to collateralized loan obligations, corporate bonds, commercial mortgages on real estate, mortgage-backed securities, and term loans. The duration of our investments is 5 to 10 years in line with that of our liabilities. We do allow non-U.S. dollar denominated investments where the foreign exchange risk is hedged back to U.S. dollars.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2022 and December 31, 2021. Increases in fixed maturity securities primarily resulted from the sale of our new MYGA and FIA products during 2021. Most of the investments as of March 31, 2022 and December 31, 2021 are held as collateral for our reinsurers.

	March 31, 2022		December 31, 2021
	Carrying	Percent	Carrying	Percent
(In thousands)	Value	of Total	Value	of Total
Fixed maturity securities:
Bonds:
U.S. government obligations	$1,810	0.2%	$1,882	0.2%
Mortgage-backed securities	108,547	9.0	55,280	4.9
Asset-backed securities	27,998	2.3	24,951	2.2
Collateralized loan obligations	228,026	18.8	274,523	24.6
States and political subdivisions-general obligations	109	—	114	—
States and political subdivisions-special revenue	25	-	5,612	0.5
Corporate	39,218	3.3	37,139	3.3
Term Loans	346,466	28.8	267,468	24
Trust preferred	0	-	2,237	0.2
Redeemable preferred stock	12,814	1.1	14,090	1.3
Total fixed maturity securities	765,013	63.5	683,296	61.1
Mortgage loans on real estate, held for investment	174,127	14.5	183,203	16.4
Derivatives	14,606	1.2	23,022	2.1
Equity securities	21,190	1.8	21,869	2
Other invested assets	55,479	4.6	35,293	3.2
Investment escrow	1,552	0.1	3,611	0.3
Federal Home Loan Bank (FHLB) stock	500	—	500	—
Preferred stock	20,134	1.7	18,686	1.7
Notes receivable	6,035	0.5	5,960	0.5
Policy Loans	90	—	87	—
Cash and cash equivalents	144,684	12.0	142,013	12.7
Total investments, including cash and cash equivalents	$1,203,410	99.9%	$1,117,540	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$2,524	0.3%	$2,674	0.4%
AA	462	0.1	482	0.1
A	176,757	23.1	168,141	24.6
BBB	548,998	71.8	462,699	67.7
Total investment grade	728,741	95.3	633,996	92.8
BB and below	36,272	4.7	49,300	7.2
Total	$765,013	100.0%	$683,296	100.0%

Reflecting the quality of securities maintained by us, 95.3% and 92.8% of all fixed maturity securities were investment grade as of March 31, 2022 and December 31, 2021, respectively.

We expect that our MYGA and FIA products sales will continue to result in an increase in investable assets in future periods.

Market Risks of Financial Instruments

The primary market risks affecting the investment portfolio are interest rate risk, credit risk and liquidity risk. With respect to investments that we hold on our Consolidated Balance Sheets as collateral, our reinsurers bear the market risks related to these investments, and we bear the market risks on any net retained investments.

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

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with SAP prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net income (loss) of American Life under SAP, see Note 14 to our Consolidated Financial Statements. As of March 31, 2022, American Life maintained sufficient capital and surplus to comply with regulatory requirements.

We have reported our insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from SAP. The following items are principal differences between SAP and GAAP. SAP:

●	requires that we exclude certain assets, called non-admitted assets, from the balance sheet.
●	requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.
●	dictates how much of a deferred income tax asset that we can admit on a statutory balance sheet.
●	requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record investments that have a readily obtainable valuation at fair value. Investments without a valuation are carried at amortized cost.
●	allows bonds to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the NAIC, while they are recorded at fair value for GAAP.
●	allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.
●	requires that we record reserves in liabilities and expense for policies written, while we record all transactions related to the annuity products under GAAP as a deposit-type contract liabilities.
●	requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over 90 days and for unsecured amounts recoverable from unauthorized reinsurers. Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.
●	requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP. Our insurance subsidiaries must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP.

State insurance laws and regulations govern the operations of all insurers and reinsurers such as our insurance and reinsurance company subsidiaries. These various laws and regulations require that insurance companies maintain minimum amounts of statutory surplus regarding policyholders and risk-based capital and determine the dividends that insurers can pay without prior approval from regulators. The statutory net income of American Life is one of the primary sources of additions to our statutory surplus regarding policyholders, in addition to capital contributions from us.

The table below sets forth our SAP net income (loss) for 2021 and 2020 for each of our insurance subsidiaries and then reconciled to GAAP.

	Three months ended March 31,
(In thousands)	2022	2021
Consolidated GAAP net loss	$187	$(1,601)
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	(1,557)	(564)
GAAP net gain (loss) of statutory insurance entities	$1,744	$(1,037)

GAAP net loss by statutory insurance entity:
American Life	$892	$(1,980)
Seneca Re Protected Cell 01	60	943
Seneca Re Protected Cell 03	792	—
SAP net gain (loss)	$1,744	$(1,037)

Reconciliation of GAAP and SAP
GAAP net loss of American Life	892	(1,980)
Increase (decrease) due to:
Deferred acquisition costs	(6,794)	(10,709)
Coinsurance transactions	69,661	56,453
Carrying value of reserves	(63,188)	(40,869)
Foreign exchange and derivatives	14,599	6,215
Gain on sale of investments, net of asset valuation reserve	(6,051)	(2,054)
Other	474	538
SAP net income of American Life	$9,593	$7,594

GAAP net (loss) income of Seneca Re Protected Cell 01	60	943
Increase (decrease) due to:
Deferred acquisition costs	524	(4,868)
Coinsurance transactions	77	36,234
Carrying value of reserves	(3,244)	(35,077)
Gain on sale of investments, net of asset valuation reserve	1,815	(544)
Other	(54)	-
SAP net loss of Seneca Re Protected Cell	$(822)	$(3,312)

GAAP net income of Seneca Re Protected Cell 03	792	—
Increase (decrease) due to:
Deferred acquisition costs	241	—
Coinsurance transactions	(149)	—
Carrying value of reserves	(995)	—
Gain on sale of investments, net of asset valuation reserve	586	—
Other	(6)	—
SAP net loss of Seneca Re Protected Cell 03	$469	$—

SAP net gain of statutory insurance entities	$9,240	$4,282

Key Operating and Non-GAAP Measures

In addition to our GAAP results, below we provide non-GAAP financial measures that our management uses in conjunction with GAAP financial measures as an integral part of managing our business and to, among other things:

●	monitor and evaluate the performance of our business operations and financial performance;
●	facilitate internal comparisons of the historical operating performance of our business operations;
●	review and assess the operating performance of our management team;
●	analyze and evaluate financial and strategic planning decisions regarding future operations; and
●	plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.

Management believes the use of these non-GAAP measures, together with the relevant GAAP measures provides information that may enhance investors understanding of our results. Non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. These non-GAAP financial measures should be considered along with, but not as alternatives to, our operating performance measures as prescribed by GAAP.

Operating Metric – Annuity Premiums

We monitor annuity premiums as a key operating metric in evaluating the performance of our business. Annuity premiums, also referred to as sales or direct written premiums, do not correspond to revenues under GAAP, but are relevant metrics to understand our business performance. Under SAP, our annuity premiums received are treated as premium revenue. Our premium metrics include all sums paid by an individual annuitant in a given period. We typically transfer all or a substantial portion of the premium and policy obligations to reinsurers. Ceded premium represents the premium we transfer to reinsurers in a given period. Retained premium represents the portion of premium received during a given period that was not ceded to reinsurers and will either be reinsured in a subsequent period or retained by us. We typically retain premiums prior to transferring them to reinsurers to facilitate block and other reinsurance transactions involving portfolios of annuity premiums.

The following table sets forth premiums received under SAP. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue is accounted under GAAP as deposit-type liabilities on our Consolidated Balance Sheets and is not recognized in our Consolidated Statements of Comprehensive Loss

	Three months ended March 31,
(In thousands)	2022	2021
Annuity Premiums (SAP)
Annuity direct written premiums	$98,111	$123,654
Ceded premiums	(40,141)	(47,464)
Net premiums retained	$57,970	$76,190

Starting in the fourth quarter of 2021, sales of our annuity products decreased compared to like prior periods, and the competitive decrease continued through the first quarter of 2022. We have taken pricing action on both our FIA and MYGA products and will continue to monitor our competitiveness in the market. We are seeking to grow annuities through the IMO channel. We aim to grow annuity direct written premiums by further developing our relationships with existing IMOs and increasing the number of IMO partners that distribute our annuity products, as well as increasing the number of states in which we are licensed to sell our annuity products. We are also seeking to distribute to new channels, including the registered investment advisor (RIA) channel as well as the bank and broker-dealer channels.

Operating Metric – Fees Received for Reinsurance

	Three months ended March 31,
(In thousands)	2022	2021
Fees received for reinsurance(1)
Fees received for reinsurance - total	$2,430	$2,859

(1) Consists of: 1) amortization of deferred gain on reinsurance, which is a line item from our GAAP Consolidated Statements of Comprehensive Loss; and 2) deferred coinsurance ceding commission, which is a line item from our GAAP Consolidated Statements of Cash Flows.

Fees received for reinsurance are the net fees received for reinsurance transactions completed during the period and includes ceding commission.

For the three months ended March 31, 2022, fees received for reinsurance decreased 1.5%, due to lower product sales. For the three months ended March 31, 2022 and 2021, the components of fees received for reinsurance included $970,000 of amortization of deferred gain on reinsurance from our GAAP Consolidated Statements of Comprehensive Loss and $1.5 million of deferred coinsurance ceding commission from our GAAP Consolidated Statements of Cash Flows.

Reconciliation – Management Expenses to GAAP Expenses

	Three months ended March 31,
	2022	2021
Management Expenses
G&A	$8,850	$5,252

Management interest credited	3,043	1,789
Amortization of deferred acquisition costs	851	503
Expenses related to retained business	3,894	2,292
Management expenses - total	$12,744	$7,544

	Three months ended March 31,
	2022	2021
G&A
Salaries and benefits - GAAP	$4,318	$2,927
Other operating expenses - GAAP	(1,822)	(1,529)
Subtotal	2,496	1,398
Adjustments:
Less: Stock-based compensation	(32)	(261)
Less: Mark-to-market option allowance	6,386	4,115
G&A	$8,850	$5,252

	Three months ended March 31,
	2022	2021
Management Interest Credited
Interest credited - GAAP	$(6,674)	$(2,346)
Adjustments:
Less: FIA interest credited - GAAP	7,764	2,819
Add: FIA options cost - amortized	1,953	1,316
Management interest credited	$3,043	$1,789

	Three months ended March 31,
	2022	2021
Reconciliation - Management Expenses to GAAP Expenses
Total expenses - GAAP	$(3,327)	$(445)
Adjustments:
Less: Benefits	—	—
Less: Stock-based compensation	(32)	(261)
Less: Mark-to-market option allowance	6,386	4,115
Less: FIA interest credited - GAAP	7,764	2,819
Add: FIA options cost - amortized	1,953	1,316
Management expenses - total	$12,744	$7,544

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

For the three months ended March 31, 2022, the sum of salaries and benefits and other operating expenses totaled $2.5 million compared to $1.4 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with $6.4 million of non-cash mark-to-market option allowance of our derivative option allowance, which we exclude in our management G&A.

Liquidity and Capital Resources

At March 31, 2022 and December 31, 2021, we had cash and cash equivalents totaling $144.7 compared $142.0 million, respectively. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital transaction expenditures for the foreseeable future. We have not seen an impact on our cash flows related to the COVID-19 pandemic during the last two years. In the event we are successful in furthering our state expansion, we expect an increase in our sales of our MYGA and FIA products.

The NAIC has established minimum capital requirements in the form of RBC that factors the type of business written by an insurance company, the quality of its assets and various other aspects of its business to develop a minimum level of capital known as “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under SAP, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. The RBC calculation is performed annually and as of December 31, 2021, the RBC ratio of American Life was 764.%.

Comparative Cash Flows

Cash flow is an important component of our business model because we receive annuity premiums and invest them upon receipt for our reinsurers and us and for the benefit of our policyholders.

The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated.

	Three months ended March 31,
	2022	2021
(In thousands)
Net cash provided by operating activities	$10,307	$7,818
Net cash used in investing activities	(99,864)	(179,319)
Net cash provided by financing activities	92,228	120,749
Net increase (decrease) in cash and cash equivalents	2,671	(50,752)
Cash and cash equivalents:
Beginning of period	142,013	151,679
End of period	$144,684	$100,927

Cash Provided by Operating Activities

Net cash provided by operating activities was $10.3 million for the three months ended March 31, 2022, which was comprised primarily due to receivable for securities, an increase in recoverable from reinsurers of $6.5 million, an increase in realized losses on investments of $6.2 million and an increase in amortization of deferred acquisition costs of $2.3 million. These were offset by deposit-type contract interest credited of $16.1 million, and capitalized deferred acquisition costs of $6.5 million.

Cash Used in Investing Activities

Net cash used for investing activities was $99.9 million. The primary use of cash resulted from our purchase of investments from sales of the MYGA and FIA products of $276.1 million. Offsetting this use of cash was our sale of investments in available-for-sale securities for proceeds of $176.5 million.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities was $92.2 million. The primary source of cash was net receipts on the MYGA and FIA products of $98.1 million and $3.4 million transferred to noncontrolling interest. The primary use of cash was withdrawals on those products of $9.3 million.

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

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements, disclosed in Note 12. Contingencies and Commitments above, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Management, (with the participation of our principal executive officers and principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2022. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes with respect to the Company’s internal control over financial reporting or any other factors that materially affect, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2022.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have not been any changes to our risk factors previously disclosed in our 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document.
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File. Formatted as Inline XBRL and contained in Exhibit 101.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2022

MIDWEST HOLDING INC.

By:	/s / Georgette Nicholas
Name:	Georgette Nicholas
Title:	Chief Executive Officer

MIDWEST HOLDING INC.

By:	/s/ Deb Havranek
Name:	Deb Havranek
Title:	Chief Accounting Officer