Form 10-Q
period 2022-06-30
MIDWEST HOLDING INC.
filed 2022-08-15
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022
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

As of August 15, 2022, there were 3,737,564 shares of the registrant’s Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST HOLDING INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(In thousands, except share information)	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost: $923,063 and $679,921, respectively) (See Note 4)	$894,471	$683,296
Mortgage loans on real estate, held for investment	193,902	183,203
Derivative instruments (See Note 5)	7,190	23,022
Equity securities, at fair value (cost: $12,762 in 2022 and $22,158 in 2021)	11,925	21,869
Other invested assets	71,170	35,293
Investment escrow	1,491	3,611
Federal Home Loan Bank (FHLB) stock	500	500
Preferred stock	22,072	18,686
Notes receivable	6,111	5,960
Policy loans	22	87
Total investments	1,208,854	975,527
Cash and cash equivalents	128,964	142,013
Deferred acquisition costs, net	33,164	24,530
Premiums receivable	359	354
Accrued investment income	18,297	13,623
Reinsurance recoverables (See Note 9)	24,121	38,579
Intangible assets	700	700
Property and equipment, net	1,823	386
Operating lease right of use assets	2,239	2,360
Receivable for securities sold	0	19,732
Other assets	17,454	2,113
Total assets	$1,435,975	$1,219,917
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$12,879	$12,941
Policy claims	3,232	237
Deposit-type contracts (See note 11)	1,283,660	1,075,439
Advance premiums	1	1
Deferred gain on coinsurance transactions	32,203	28,589
Lease liabilities (See Note 13):
Operating lease	2,249	2,364
Payable for securities purchased	2,770	5,546
Other liabilities	34,485	9,044
Total liabilities	1,371,479	1,134,161
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of June 30, 2022 or December 31, 2021	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,737,564 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	138,838	138,452
Treasury stock	(175)	(175)
Retained earnings	(60,707)	(70,159)
Accumulated other comprehensive income (loss)	(25,877)	2,634
Total Midwest Holding Inc.'s stockholders' equity	52,083	70,756
Noncontrolling interests	12,413	15,000
Total stockholders' equity	64,496	85,756
Total liabilities and stockholders' equity	$1,435,975	$1,219,917

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues
Investment income, net of expenses	$10,541	3,220	$16,783	6,107
Net realized gain (loss) on investments (See Note 4)	(12,636)	4,060	(18,810)	(589)
Amortization of deferred gain on reinsurance transactions	1,043	588	2,012	1,048
Service fee revenue, net of expenses	416	672	1,514	1,110
Other revenue	514	358	962	607
Total revenue	(122)	8,898	2,461	8,283
Expenses
Interest credited	(5,496)	3,931	(12,170)	1,585
Benefits	994	—	994	—
Amortization of deferred acquisition costs	1,052	524	1,902	1,027
Salaries and benefits	4,298	4,514	8,615	7,441
Other operating expenses	(2,240)	4,174	(4,060)	2,645
Total expenses	(1,392)	13,143	(4,719)	12,698
Net income (loss) before income tax expense	1,270	(4,245)	7,180	(4,415)
Income tax benefit (expense) (See Note 8)	2,125	(747)	(2,597)	(2,179)
Net income (loss) after income tax benefit (expense)	3,395	(4,992)	4,583	(6,594)
Less: Income attributable to noncontrolling interest	(5,871)	—	(4,869)	—
Net income (loss) attributable to Midwest Holding Inc.	9,266	(4,992)	9,452	(6,594)
Comprehensive income (loss):
Unrealized gains (losses) on investments arising during the three months ended June 2022 and 2021, net of offsets, net of tax ($2.0 million and $120,000, respectively); unrealized gains (losses) on investments arising during the six months ended June 2022 and 2021, net of offsets, net of tax ($4.7 million and $61,000, respectively)	(19,666)	373	(29,369)	1,336
Less: Reclassification adjustment for net realized losses on investments, net of offsets during the three months ended June 2022 and 2021 (net of tax ($2.4 million) and $209,000, respectively); reclassification adjustment for net realized losses on investments, net of offsets during the six months ended June 2022 and 2021 (net of tax ($5.0 million) and $294,000, respectively)	1,369	(785)	858	(1,106)
Other comprehensive income (loss)	(18,296)	(412)	(28,511)	230
Comprehensive loss	$(9,030)	$(5,404)	$(19,059)	$(6,364)

Impairment
Total other-than-temporary impairment	534	—	534	—
Net other-than-temporary impairment loss recognized in net income	$534	—	534	—

Income (Loss) per common share
Basic	$2.48	$(1.34)	$2.53	$(1.76)
Diluted	$2.47	$(1.34)	$2.52	$(1.76)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended June 30,
			Additional
	Treasury	Common	Paid-In	Retained		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Earnings	AOCI*	Interest	Equity
Balance at March 31, 2022	$(175)	$4	$138,483	$(69,973)	$(7,581)	$18,432	$79,190
Net income (loss)	—	—	—	9,266	—	—	9,266
Employee stock options	—	—	355	—	—	—	355
Unrealized gains on investments, net of taxes	—	—	—	—	(18,296)	—	(18,296)
Noncontrolling interest	—	—	—	—	—	(6,019)	(6,019)
Balance, June 30, 2022	$(175)	$4	$138,838	$(60,707)	$(25,877)	$12,413	$64,496
Balance at March 31, 2021	$(175)	$4	$133,854	$(55,124)	$7,073	$—	$85,632
Net income (loss)	—	—	—	(4,992)	—	—	(4,992)
Additional capital raise related expenses	—	—	(129)	—	—	—	(129)
Employee stock options	—	—	1,507	—	—	—	1,507
Unrealized gains on investments, net of taxes	—	—	—	—	(412)	—	(412)
Balance, June 30, 2021	$(175)	$4	$135,232	$(60,116)	$6,661	$—	$81,606

	Six months ended June 30,
			Additional
	Treasury	Common	Paid-In	Retained		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Earnings	AOCI*	Interest	Equity
Balance, December 31, 2021	$(175)	$4	$138,452	$(70,159)	$2,634	$15,000	$85,756
Net income (loss)	—	—	—	9,452	—	—	9,452
Employee stock options	—	—	386	—	—	—	386
Unrealized gains on investments, net of taxes	—	—	—	—	(28,511)	—	(28,511)
Noncontrolling interest	—	—	—	—	—	(2,587)	(2,587)
Balance, June 30, 2022	$(175)	$4	$138,838	$(60,707)	$(25,877)	$12,413	$64,496
Balance at December 31, 2020	$(175)	$4	$133,591	$(53,522)	$6,431	$—	$86,329
Net income (loss)	—	—	—	(6,594)	—	—	(6,594)
Additional capital raise related expenses	—	—	(129)	—	—	—	(129)
Employee stock options	—	—	1,770	—	—	—	1,770
Unrealized losses on investments, net of taxes	—	—	—	—	230	—	230
Balance, June 30, 2021	$(175)	$4	$135,232	$(60,116)	$6,661	$—	$81,606

*Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities:
Income (loss) attributable to Midwest Holding, Inc.	$9,452	$(6,594)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(3,834)	(438)
Depreciation and amortization	143	25
Stock options	386	1,770
Amortization of deferred acquisition costs	1,902	1,027
Deferred acquisition costs capitalized	(10,635)	(9,041)
Net realized loss on investments	18,810	589
Deferred gain on coinsurance transactions	3,614	6,674
Changes in operating assets and liabilities:
Reinsurance recoverable	18,383	(13,530)
Interest and dividends due and accrued	(4,674)	(3,642)
Premiums receivable	(6)	(20)
Deposit-type liabilities	(27,795)	(4,317)
Policy liabilities	2,933	11,651
Receivable and payable for securities	16,955	—
Other assets and liabilities	9,893	7,121
Net cash provided by (used in) operating activities	35,527	(8,725)
Cash Flows from Investing Activities:
Fixed maturities available for sale:
Purchases	(418,011)	(342,717)
Proceeds from sale or maturity	187,670	132,752
Mortgage loans on real estate, held for investment
Purchases	(55,431)	(51,979)
Proceeds from sale	46,853	16,597
Derivatives
Purchases	(11,421)	(9,850)
Proceeds from sale	3,232	3,063
Equity securities
Purchases	—	(46,924)
Proceeds from sale	11,009	—
Other invested assets
Purchases	(44,257)	(32,292)
Proceeds from sale	3,334	16,915
Purchase of restricted common stock in FHLB	—	(500)
Preferred stock	(3,474)	(779)
Net change in policy loans	65	(6)
Net purchases of property and equipment	(1,573)	(35)
Net cash provided by (used in) investing activities	(282,004)	(315,755)
Cash Flows from Financing Activities:
Net transfer to noncontrolling interest	(2,587)	—
Capital contribution	—	(129)
Receipts on deposit-type contracts	254,145	249,519
Withdrawals on deposit-type contracts	(18,130)	(6,310)
Net cash provided by (used in) financing activities	233,428	243,080
Net increase (decrease) in cash and cash equivalents	(13,049)	(81,400)
Cash and cash equivalents:
Beginning	142,013	151,679
Ending	$128,964	$70,279

Supplementary information
Cash paid for taxes	$2,870	$1,500

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

Effective March 12, 2020, Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of June 30, 2022, Seneca Re has two incorporated cells, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Re Protected Cell 2021-03 (“SRC3”) which are consolidated in our financial statements. On May 12, 2020, Midwest contributed $0.3 million to Seneca Re for a 100% ownership interest. On June 29, 2022, Seneca Re incorporated a new cell, Seneca Incorporated Cell LLC 2022-04 (SRC4). The Company will contribute capital to SRC4 upon non-disapproval from the Nebraska Department of Insurance.

Midwest owned 100% in SRC1 by contributing a total of $21.4 million. On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to a subsidiary of ORIX Corporation USA (“ORIX USA”) for $15.0 million. Under the terms of the agreement, Midwest now holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations going forward, replacing Midwest’s asset management arm, 1505 Capital.

On April 2, 2019, we obtained a 51% ownership in 1505 Capital, a Delaware limited liability company, that was established in 2018 to provide financial and investment advisory and management services to clients and related investment activities. On June 15, 2020, we purchased the remaining 49% ownership in 1505 Capital for $0.5 million. 1505 Capital’s financial results have been consolidated with the Company’s since the date of its acquisition.

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

In addition, pursuant to the Master Agreement (as subsequently amended), the parties thereto have agreed to enter into a separate agreement whereby, among other things and subject to certain conditions, American Life will agree to reinsure additional new business production to one or more reinsurers formed and/or capitalized by Crestline, Midwest or an appropriate affiliate will be compensated for providing administrative services to certain advisory clients of Crestline, and American Life will consider investing in certain assets originated or sourced by Crestline.

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

On November 10, 2021, Midwest purchased 100% ownership of an intermediary holding company for $5.7 million, which company thereupon contributed capital of $5.5 million to purchase 100% of SRC3 Class A and B capital stock. Also, on November 10, 2021, American Life and SRC3 entered into a Funds Withheld and Modified Coinsurance Agreement, whereby, SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA and quota share percentage of 45% of American Life’s FIA products.

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

Basis of Presentation

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at June 30, 2022, and the results of our operations for the three and six months ended June 30, 2022 and 2021 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of American (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

Fixed Maturities

All fixed maturities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Premiums and discounts on fixed maturity debt instruments are amortized using the scientific-yield method over the term of the bonds. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income (loss).

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company had no impairments recognized as of June 30, 2022, 2021, or as of December 31, 2021.

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

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances for impairments on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate and disposition of collateral. These evaluations are revised as conditions change and new information becomes available. As of June 30, 2022, the Company held one asset valued at $7.7 million with an impairment of $0.5 million. No such impairments were recognized as of December 31, 2021.

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

To qualify for hedge accounting, at the inception of the hedging relationship, the Company must formally document our designation of the hedge as a cash flow or fair value hedge and our risk management objective and strategy for undertaking the hedging transaction. In this documentation, we would identify how the hedging instrument is expected to hedge the designated risks related to the hedged item, the method that would be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which would be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness would be formally assessed at inception and periodically throughout the life of the designated hedging relationship.

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

Equity Securities

Equity securities at June 30, 2022, consisted of exchange traded funds (“ETFs”). The ETFs are carried at fair value with the change in fair value recorded through realized gains and losses in the Consolidated Statements of Comprehensive Loss. As of June 30, 2022, and December 31, 2021, we held $11.9 million and $21.9 million of ETFs, respectively.

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

Membership allows access to various funding arrangements to provide a source of additional liquidity. As of June 30, 2022 and 2021 and December 31, 2021, there were no such outstanding funding arrangements.

Other invested assets

Other invested assets of approximately $71.2 million primarily consist of approximately $29.3 million of collateral loans, and $21.7 million of private credit, and equipment leases. Also, we had an initial investment of $19.0 million investment in a private fund between American Life and an unaffiliated entity, PF Collinwood Holdings, LLC (“PFC”), with American Life owning 100% of the entity effective January 2021. No gain or loss was recognized from the repackaging of PFC. The statement value approximates the fair value of PFC as of June 30, 2022 and December 31, 2021 of $15.0 million and $14.5 million, respectively, with the change in fair market value recorded in unrealized gains and losses in equity on the balance sheet. On February 2, 2022, we established a special purpose vehicle, Python Asset Holding LLC, with American Life owning 100% of the entity with an initial investments of $7.4 million. As of June 30, 2022 our investment in Python was carried at the initial investment minus approximately $0.3 million distribution from the fund and a partial repayment of debt of approximately $2.0 million.

Investment escrow

The Company held in escrow $1.5 million and $3.6 million as of June 30, 2022, and December 31, 2021, respectively. The cash was used to settle mortgage loan investments that closed in July 2022, and January 2022, respectively.

Preferred Stock

The Company held a perpetual preferred stock investment of $10.0 million as of June 30, 2022, and December 31, 2021, respectively. The change in fair market value is recorded in net investment income on the Statement of Comprehensive Loss.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). Through this transactions American Life acquired preferred equity in AGH in British Pound Sterling (“GBP”) of 3.6 million along with warrants bearing no initial assigned value. American Life subsequently created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity and warrants at a market value in USD of $9.7 million as of June 30, 2022, and $8.7 million as of December 31, 2021. The change in market value for the preferred stock and warrants of $1.8 million was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $1.8 million of investment income $0.5 million was attributable to the noncontrolling interest.

Notes receivable

The Company held notes receivable carried at fair value of $6.1 million as of June 30, 2022, and December 31, 2021, between American Life and a related party. The note receivable has an annual interest rate of 5% which is paid-in-kind (“PIK”) interest per annum that increases the outstanding note balance. This note was rated BBB+ by a nationally recognized statistical rating organization. This note matures on June 18, 2050. See Note 18 – Related Party – Chelsea for details regarding this note.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2022, and December 31, 2021, the Company held approximately less than GBP 0.1 million and GBP 2.2 million in several of our custody accounts, respectively. The USD equivalent held was approximately less than $0.1 million and $3.0 million, respectively. As of June 30, 2022, and December 31, 2021, the Company held approximately Euro (0.4) million and 9.3 million, respectively. The USD equivalent held was approximately ($0.4) million and $10.6 million, respectively. For the three months ended June 30, 2022 and 2021, we had realized losses of approximately $0.1 million and $0.1 million respectively, related to the change in the foreign currency exchange rate of the GBP and Euro that were recorded in realized (losses) gains on investments in the Consolidated Statements of Comprehensive Loss. For the six months ended June 30, 2022 and 2021, we had realized losses of less than $0.1 million approximately and $0.1 million respectively, related to the change in the foreign currency exchange rate of the GBP and Euro that were recorded in realized (losses) gains on investments in the Consolidated Statements of Comprehensive Loss. The Company had no money market investments as of June 30, 2022, and December 31, 2021.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which require an immediate review. The Company performed a recoverability analysis during the fourth quarter of 2021 and determined that all DAC balances were recoverable as of December 31, 2021. The Company determined that no events occurred in the six months ended June 30, 2022, that suggest a review should be undertaken.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $0.1 and $0.0 million for the three months ended June 30, 2022 and 2021, respectively.  Depreciation expense totaled $0.1 and $0.0 million for the six months ended June 30, 2022 and 2021, respectively. Accumulated depreciation totaled $1.4 million and $1.4 million as of June 30, 2022, and December 31, 2021, respectively.

During the first quarter of 2021, the Company began the implementation of a new cloud-based enterprise resource planning and enterprise performance management system. The Company is capitalizing related consultation and support expenses relating to this system and began amortizing these fees over a period of five years starting in 2022. The useful life of the system has been estimated at five years in accordance with guidance in ASC 350, Intangibles – Goodwill and Other (as updated by ASU 2018-15). At June 30, 2022, and December 31, 2021, the Company had capitalized approximately $1.4 million and $1.2 million of expenses incurred respectively. This software was implemented in the first quarter of 2022.

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

Reinsurance

In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the Consolidated Balance Sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations, and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances established as of June 30, 2022 and 2021 or December 31, 2021.

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

Midwest formed Seneca Re in early 2020, followed by Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Incorporated Cell, LLC 2021-03 (“SRC3”), which are consolidated in our financial statements. Midwest sold 70% ownership of SRC1 to ORIX USA on December 30, 2021 and retained 30% ownership. Midwest maintains control over SRC1 and we continue to consolidate SRC1 in our financial statements and eliminate the noncontrolling interest.

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

American Life currently has treaties with several third-party reinsurers and one related party reinsurer. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers, to reduce the potential credit risk. Under those provisions with third-party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Comprehensive loss and Note 5 – Derivative Instruments below.

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $2.9 million as of June 30, 2022, and unrealized gains of $0.2 million at December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains or losses on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized gains and losses on the assets held by American Life were offset by gains in the embedded derivative of $3.1 million and a loss in the embedded derivative of $0.4 million as of June 30, 2022, and 2021, respectively. We account for this unrealized gain (loss) pass-through by recording an equivalent realized gain or (loss) on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets. For further discussion see Note 5. Derivative Instruments below.

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

Comprehensive loss

Comprehensive loss is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses from fixed maturities classified as available for sale and unrealized gains and losses from foreign currency transactions, net of applicable taxes. American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the third-party reinsurers; thus, the total return on the asset portfolio belongs to the third-party reinsurers. Under GAAP this is considered an embedded derivative as discussed above under “Reinsurance” and in Note 5 below.

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $2.9 million as of June 30, 2022, and unrealized gains of $0.2 million as of December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized losses on the assets held by American Life were offset by gains in the embedded derivative of $3.1 million and losses of $0.4 million as of June 30, 2022, and 2021, respectively. We account for this unrealized gain (loss) pass-through by recording an equivalent realized gain or (loss) on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets. For further discussion see Note 5. Derivative Instruments below.

Basic income (loss) per share for the three months ended June 30, 2022, and 2021, was $2.48 and ($1.34), respectively, which included the aforementioned gains of $2.9 million and of loss of $0.4 million, respectively. Basic income (loss) per share for the six months ended June 30, 2022 and 2021 was $2.53 and ($1.76), respectively, which included the aforementioned gains of $2.9 million and of loss of $0.4 million, respectively.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018-15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350-40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. As of June 30, 2022, and December 31, 2021, the Company had analyzed and capitalized $1.4 and $1.2 million of cloud-based software cost respectively.

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

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the FASB’s attention by stakeholders to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which was issued in

June 2016. These updated amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Under ASU 2016-13, this replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to perform credit loss estimates. This update changes the methodology from an incurred loss to an expected credit loss. An allowance for the expected credit loss will be set up and the net income will be impacted. The credit losses will be evaluated in the current period and an adjustment to the allowance can be made. The new standard becomes effective after December 15, 2022.

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

Note 3. Non-controlling Interest

On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to ORIX USA for $15.0 million. Under the terms of the agreement, Midwest holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations, replacing Midwest’s asset management arm, 1505 Capital LLC. As of June 30, 2022, Midwest recognized the original purchase of $15.0 million plus $2.3 million of earnings as noncontrolling interest in the equity section of the Consolidated Balance Sheets.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). Through this transactions American Life acquired preferred equity in AGH in British Pound Sterling (“GBP”) of 3.6 million along with warrants bearing no initial assigned value. American Life subsequently created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity at a market USD value of $9.7 million as of June 30, 2022, and $8.7 million as of December 31, 2021. The change in market value for the six months ended June 30, 2022, of $1.8 million for the preferred stock and warrants was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $1.8 million of investment income, $0.5 million was attributable to noncontrolling interest.

Note 4. Investments

The cost or amortized cost and estimated fair value of investments as of June 30, 2022, and December 31, 2021 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
June 30, 2022:
Fixed maturities:
Bonds:
U.S. government obligations	$1,825	$262	$58	$2,029
Mortgage-backed securities	151,686	205	9,869	142,022
Asset-backed securities	39,680	166	2,778	37,068
Collateralized loan obligations	230,551	256	12,481	218,326
States and political subdivisions-general obligations	222	—	19	203
States and political subdivisions-special revenue	130	1	—	131
Corporate	39,575	412	4,955	35,032
Term loans	445,164	3,310	347	448,127
Redeemable preferred stock	14,230	53	2,750	11,533
Total fixed maturities	$923,063	$4,665	$33,257	$894,471
Mortgage loans on real estate, held for investment	193,902	—	—	193,902
Derivatives	23,561	1,966	18,337	7,190
Federal Home Loan Bank (FHLB) stock	500	—	—	500
Equity securities	12,762	—	837	11,925
Other invested assets	67,806	3,373	9	71,170
Investment escrow	1,491	—	—	1,491
Preferred stock	18,919	3,153	—	22,072
Notes receivable	6,111	—	—	6,111
Policy loans	22	—	—	22
Total investments	$1,248,137	$13,157	$52,440	$1,208,854

December 31, 2021:
Fixed maturities:
Bonds:
U.S. government obligations	$1,855	$32	$5	$1,882
Mortgage-backed securities	55,667	368	755	55,280
Asset-backed securities	24,675	443	167	24,951
Collateralized loan obligations	272,446	2,928	851	274,523
States and political subdivisions-general obligations	105	9	—	114
States and political subdivisions-special revenue	4,487	1,129	4	5,612
Corporate	35,392	1,846	99	37,139
Term loans	268,794	441	1,767	267,468
Trust preferred	2,218	19	—	2,237
Redeemable preferred stock	14,282	53	245	14,090
Total fixed maturities	$679,921	$7,268	$3,893	$683,296
Mortgage loans on real estate, held for investment	183,203	—	—	183,203
Derivatives	18,654	6,391	2,023	23,022
Federal Home Loan Bank (FHLB) stock	500	—	—	500
Equity securities	22,158	—	289	21,869
Other invested assets	34,491	813	11	35,293
Investment escrow	3,611	—	—	3,611
Preferred stock	14,885	3,801	—	18,686
Notes receivable	5,960	—	—	5,960
Policy loans	87	—	—	87
Total investments	$963,470	$18,273	$6,216	$975,527

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2022, and December 31, 2021.

	June 30, 2022		December 31, 2021
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$8,168	0.9%	$2,674	0.4%
AA	452	0.1	482	0.1
A	308,991	34.5	168,141	24.6
BBB	545,247	61.0	462,699	67.7
Total investment grade	862,858	96.5	633,996	92.8
BB and below	31,613	3.5	49,300	7.2
Total	$894,471	100.0%	$683,296	100.0%

Reflecting the quality of securities maintained by us as of June 30, 2022, and December 31, 2021, 96.5% and 92.8%, respectively, of all fixed maturity securities were investment grade. The BB and below also includes maturities that have no rating.

The following table summarizes, for all fixed maturity securities in an unrealized loss position as of June 30, 2022, and December 31, 2021, the estimated fair value, pre-tax gross unrealized loss, and number of securities by consecutive months they have been in an unrealized loss position.

	June 30, 2022			December 31, 2021
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
(In thousands)	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,324	$44	11	$104	$2	1
Mortgage-backed securities	129,114	9,869	59	35,403	755	35
Asset-backed securities	31,742	2,778	32	12,355	167	13
Collateralized loan obligations	195,384	11,683	25	90,731	851	115
States and political subdivisions-general obligations	136	10	7	—	—	—
States and political subdivisions-special revenue	—	—	—	217	4	1
Term loans	448,127	347	240	105,677	1,767	47
Redeemable preferred stock	11,532	2,750	9	10,837	245	6
Corporate	30,910	4,284	66	2,367	73	9
Greater than 12 months:
U.S. government obligations	152	14	4	66	3	3
Collateralized loan obligations	9,807	798	5	—	—	—
States and political subdivisions-special revenue	67	9	2	—	—	—
Corporate	1,538	671	7	324	26	2
Total fixed maturities	$859,833	$33,257	467	$258,081	$3,893	232

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our security positions resulted in a gross unrealized loss position as of June 30, 2022, that was greater than the gross unrealized loss position at December 31, 2021 due to increases in the Federal Reserve interest rates. We performed an analysis and determined that there were no additional indicators other than the increase in the interest rates that would indicate a cash flow testing analysis should be performed. No impairment was required as of June 30, 2022, or December 31, 2021.

See the discussion above under “Comprehensive loss” in Note 1 regarding unrealized gains/losses on investments that are owned by our reinsurers and the corresponding offset in the associated embedded derivatives.

The Company purchases and sells equipment leases in its investment portfolio. As of June 30, 2022, the Company owned several leases, all which were performing. No impairment was required as of June 30, 2022, or December 31, 2021.

The amortized cost and estimated fair value of fixed maturities as of June 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities due in the next year are in an unrealized loss position, therefore no impairments were recognized as of June 30, 2022.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$30,870	$30,505
Due after one year through five years	443,417	440,196
Due after five years through ten years	348,824	333,739
Due after ten years through twenty years	55,342	51,367
Due after twenty years	39,610	34,586
No maturity	5,000	4,078
	$923,063	$894,471

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. As of June 30, 2022, and December 31, 2021, these required deposits had a total amortized cost of $3.2 million and $3.0 million and fair values of $3.3 million and $3.0 million, respectively.

Mortgage Loans:

Mortgage loans consist of the following:

(In thousands)	June 30, 2022	December 31, 2021

1-4 Family	$69,004	$72,324
Hospitality	12,717	12,822
Land	32,522	15,904
Multifamily (5+)	27,497	31,583
Retail	17,909	17,655
Other	34,253	32,915
Total mortgage loans	$193,902	$183,203

Geographic Locations:

As of June 30, 2022, the commercial mortgages loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Delaware (40%), New York (27%), Arizona (5%), Maine (4%) and non-US  (10%). As of December 31, 2021, the commercial mortgages loans were secured by properties geographically dispersed with the largest concentrations in loans secured by properties in Delaware (34%) New York (32%), Arizona (4%), California (4%), and non-US (9%).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances. As of June 30, 2022, the Company held one asset valued at $7.7 million with an impairment of $0.5 million. No such valuations were established as of December 31, 2021.

(In thousands)	June 30, 2022	December 31, 2021
Loan-to-Value Ratio:
0%-59.99%	$110,995	$91,104
60%-69.99%	34,050	42,819
70%-79.99%	37,323	44,106
80% or greater	11,534	5,174
Total mortgage loans	$193,902	$183,203

The components of net investment income for the three and six months ended June 30, 2022 and 2021was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Fixed maturities	$15,347	$4,088	$20,393	$7,068
Mortgage loans	2,963	367	3,246	540
Other invested assets	3,705	96	2,632	152
Other interest income	(9,220)	81	(6,902)	152
Gross investment income	12,795	4,632	19,369	7,912
Less: investment expenses	(2,254)	(1,412)	(2,586)	(1,805)
Investment income, net of expenses	$10,541	$3,220	$16,783	$6,107

Proceeds for the three months ended June 30, 2022, and 2021 from sales of investments classified as available-for-sale were $94.0 million and $70.9 million, respectively. Gross gains of less than $0.1 million and $1.3 million and gross losses of $1.2 million and $0.3 million were realized on those sales during the three months ended June 30, 2022, and 2021, respectively. Proceeds for the six months ended June 30, 2022 and 2021 from sales of investments classified as available-for-sale were $187.6 million and $132.8 million, respectively. Gross gains of $1.5 million and $1.9 million and gross losses of $1.7 million and $0.5 million were realized on those sales during the six months ended June 30, 2022, and 2021, respectively.

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

The following is a summary of the asset derivatives not designated as hedges embedded in our FIA product as of June 30, 2022, and December 31, 2021:

		June 30, 2022			December 31, 2021
	Location in the
(In thousands, except number of contracts)	Consolidated
Derivatives Not Designated	Statement of	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$648,853	521	$5,376	$526,096	482	$23,766
Equity-indexed embedded derivatives	Deposit-type contracts	645,766	5,139	107,281	525,548	4,205	123,692

At June 30, 2022, the value of the embedded derivative considers all amounts projected to be paid in excess of the minimum guarantee (the amounts payable without any indexation increases) over future periods. The host contract reflects the minimum guaranteed values.

Due to Federal Reserve rate increases, our securities positions resulted in unrealized losses at June 30, 2022,  and December 31, 2021, reported in accumulated other comprehensive income on the balance sheet. The embedded derivative related to the asset portfolio belonging to the third-party reinsurers offset these unrealized gains. The unrealized losses as of June 30, 2022, were $2.9 million compared to unrealized gains of $0.2 million as of December 31, 2021.

The following table summarizes the impact of those embedded derivatives related to the funds withheld provision where the total return on the asset portfolio is passed through to the third-party-reinsurers:

	June 30, 2022			December 31, 2021
(In thousands)	Book Value	Market Value	Total Return	Book Value	Market Value	Total Return
Portfolio	Assets	Assets	Swap Value	Assets	Assets	Swap Value
American Republic Insurance Company	$110,646	$107,843	$2,803	$74,983	$74,670	$313
Crestline Re SP1	267,896	271,291	(3,395)	228,560	228,450	110
Ironbound	165,940	163,608	2,332	154,867	155,755	(888)
Ascendent Re	58,156	57,444	712	56,246	56,078	168
US Alliance	47,427	46,936	491	46,221	46,085	136
Total	$650,065	$647,122	$2,943	$560,877	$561,038	$(161)

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately and $2.9 million as of June 30, 2022, and unrealized gains of $0.2 million as of December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized gains on the assets held by American Life were offset by gains in the embedded derivative of $3.1 million and a loss in the embedded derivative of $0.4 million as of June 30, 2022, and 2021, respectively. We account for this unrealized gain (loss) pass-through by recording an equivalent realized gain or (loss) on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets.

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

Level 1 measurements

There were no assets or liabilities classified as level 1 at June 30, 2022, and December 31, 2021.

Level 2 measurements

Cash: The carrying value of cash approximates the fair value because of the short maturity of the instruments.

Investment escrow: The Company had escrow funds of as of June 30, 2022, and December 31, 2021, of $1.5 million and $3.6 million, respectively. These escrow funds were used to settle mortgage loans that did not close until July and January 2022. The money held in escrow at June 30, 2022, and December 31, 2021 was carried at cost.

Fixed maturity securities: Fixed maturity securities are recorded at fair value on a recurring basis utilizing a third-party pricing source such as the Automated Valuation Service (“AVS”) Securities Valuation Office (“SVO”) pricing. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the six months ended June 30, 2022, and the year ended December 31, 2021, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing indexes such as the Standard & Poor’s (“S&P”) 500 index and the S&P Multi-Asset Risk Control (“MARC”) 5% index.

Equity securities: Equity securities at June 30, 2022, and December 31, 2021 consisted of exchange traded funds (“ETFs”). The ETF’s are recorded at fair value utilizing a third-party pricing source with the change in fair value recorded through realized gains and losses on the statement of operations. As of June 30, 2022, and December 31, 2021 we held $11.9 million and $21.9 million, respectively of ETFs.

Notes receivable: The Company held in notes receivable as of June 30, 2022, and December 31, 2021, a note of $6.1 million and $6.0 million respectively, that includes paid-in-kind (“PIK”) interest. The note receivable is between American Life and Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at cost plus PIK interest.

Level 3 measurements

Term loans: The assets classified as term loans are carried at unpaid principal net of amortization of discount or accretion, which approximates fair value or carried at fair market value based on a valuation using market standard valuation methodologies. The inputs used to measure the fair value of these assets are classified as Level 3 within the fair value hierarchy.

Mortgage loans on real estate, held for investment: Mortgage loans are generally stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due. As of June 30, 2022, the Company held one asset valued at $7.7 million with an impairment of $0.5 million. No such valuations were established as of December 31, 2021.

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

Federal Home Loan Bank (FHLB) stock: American Life purchased Federal Home Loan Bank of Topeka (“FHLB”) common stock to solidify our membership with FHLB Topeka. The carrying value of FHLB stock approximates fair value since the Company can redeem such stock with FHLB at cost. As a member of the FHLB, the Company is required to purchase this stock, which is carried at cost and classified as restricted equity securities.

Preferred stock: The perpetual preferred stock held as of June 30, 2022, and December 31, 2021, of $10.0 million was carried at fair market utilizing a third-party pricing source such as AVS SVO pricing, along with other non-observable inputs. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services.

As of June 30, 2022, the fair market value of the Ascona preferred stock and warrants was $7.4 million and $2.4 million, respectively. As of December 31, 2021, the fair market value of the Ascona preferred stock and warrants was $4.9 million and $3.8. million, respectively. The Ascona preferred stock and warrants have no readily available market value; therefore a valuation of the investments was prepared by a third-party.

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

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in its FIA policyholder obligations. These embedded derivatives are carried at the fair market value as of June 30, 2022, and December 31, 2021. The fair value of the embedded derivative component of our FIA obligation is estimated at each valuation date by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of projected contract value amounts at the applicable risk-free interest rates adjusted for our nonperformance risk related to those obligations. The projections of FIA policy contract values are based on best estimate assumptions for future policy growth and decrements including lapse, partial withdrawal and mortality rates. The best estimate assumptions for future policy growth include assumptions for expected index credits on the next policy anniversary date which are derived from fair values of the underlying equity call options purchased to fund such index credits and the present value of expected costs of annual call options purchased in the future by us to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as assumptions used to project policy contract values.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable	Estimated
	Markets	Inputs	Inputs	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value
June 30, 2022
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$—	$2,029	$—	$2,029
Mortgage-backed securities	—	142,022	—	142,022
Asset-backed securities	—	37,068	—	37,068
Collateralized loan obligations	—	218,326	—	218,326
States and political subdivisions-general obligations	—	203	—	203
States and political subdivisions-special revenue	—	131	—	131
Corporate	—	35,032	—	35,032
Term loans	—	—	448,127	448,127
Redeemable preferred stock	—	11,533	—	11,533
Total fixed maturity securities	—	446,344	448,127	894,471
Mortgage loans on real estate, held for investment	—	—	193,902	193,902
Derivatives	—	7,190	—	7,190
Equity securities	—	11,925	—	11,925
Other invested assets	—	—	71,170	71,170
Investment escrow	—	1,491	—	1,491
Federal Home Loan Bank (FHLB) stock	—	—	500	500
Preferred stock	—	—	22,072	22,072
Notes receivable	—	6,111	—	6,111
Policy loans	—	—	22	22
Total Investments	$—	$473,061	$735,793	$1,208,854
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$107,281	107,281

December 31, 2021
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$—	$1,882	$—	$1,882
Mortgage-backed securities	—	55,280	—	55,280
Asset-backed securities	—	24,951	—	24,951
Corporate	—	274,523	—	274,523
States and political subdivisions-general obligations	—	114	—	114
States and political subdivisions-special revenue	—	5,612	—	5,612
Corporate	—	37,139	—	37,139
Term loans	—	—	267,468	267,468
Trust preferred	—	2,237	—	2,237
Redeemable preferred stock	—	14,090	—	14,090
Total fixed maturity securities	—	415,828	267,468	683,296
Mortgage loans on real estate, held for investment	—	—	183,203	183,203
Derivatives	—	23,022	—	23,022
Equity securities	—	21,869	—	21,869
Other invested assets	—	—	35,293	35,293
Investment escrow	—	3,611	—	3,611
Federal Home Loan Bank (FHLB) stock	—	—	500	500
Preferred stock	—	—	18,686	18,686
Notes receivable	—	5,960	—	5,960
Policy loans	—	—	87	87
Total Investments	$—	$470,290	$505,237	$975,527
Financial liabilities
Embedded derivative for equity-indexed contracts	—	—	$123,692	$123,692

There were no transfers of financial instruments between any levels during the three months ended June 30, 2022, or for the year ended December 31, 2021.

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

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy for financial assets and financial liabilities as of June 30, 2022, and as of December 31, 2021, respectively:

	June 30, 2022
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$22	$—	$—	$22	$22
Cash equivalents	128,964	—	128,964	—	128,964
Liabilities:
Policyholder deposits (deposit-type contracts)	1,283,660	—	—	1,283,660	1,283,660

	December 31, 2021
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$87	$—	$—	$87	$87
Cash equivalents	142,013	—	142,013	—	142,013
Liabilities:
Policyholder deposits (deposit-type contracts)	1,075,439	—	—	1,075,439	1,075,439

The following table presents a reconciliation of the beginning balance for all assets and liabilities measured at fair value on a recurring basis using level three inputs during the six months ended June 30, 2022:

	June 30, 2022
		Total realized and unrealized gains (losses)
	Beginning Balance	Included in Income	Included in AOCI	Net Purchases, Issuances, Sales, and Settlements	Ending Balance
(In thousands)
Assets
Term loans	$267,468	$—	$1,963	$178,696	448,127
Mortgage loans on real estate,
held for investment	183,203	—	—	10,699	193,902
Federal Home Loan Bank (FHLB) stock	500	—	—	—	500
Other invested assets	35,293	(871)	(4,175)	40,923	71,170
Preferred stock	18,686	2,232	—	1,153	22,071
Total level 3 assets	$505,150	$1,361	$(2,212)	$231,471	$735,770
Liabilities
Embedded derivative for equity-indexed contracts	(123,692)	(14,165)	—	30,576	(107,281)
Total level 3 liabilities	$(123,692)	$(14,165)	$—	$30,576	$(107,281)

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

The following summarizes the unobservable inputs for available for sale and trading securities and the embedded derivatives of fixed indexed annuities:

	June 30, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$107.3	Option Budget Method	Nonperformance risk	0.8%	1.8%	1.3%	Decrease
			Option budget	1.1%	4.1%	2.5%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	8.1%	Decrease
Preferred equity	$4.9	Yield analysis	Discount rates	17.5%	19.5%	18.5%	Increase
Detachable warrants	$3.8	Market Approach - GPCM	EBITDA Multiples	9.0x	10.0x	100.0%	Increase
* Weighted by account value

	December 31, 2021
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$123.7	Option Budget Method	Nonperformance risk	0.3%	1.1%	0.6%	Decrease
			Option budget	1.1%	3.4%	2.4%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.7%	Decrease
Preferred equity	$4.9	Yield analysis	Discount rates	17.5%	19.5%	18.5%	Increase
Detachable warrants	$3.8	Market Approach - GPCM	EBITDA Multiples	9.0x	10.0x	100.0%	Increase
* Weighted by account value

Note 7. Earnings Per Share

The Company has 20 million voting common shares authorized, two million non-voting common shares authorized, and two million preferred shares authorized. There were 3,737,564 voting common shares issued and outstanding as of June 30, 2022, and June 30, 2021, and no nonvoting or preferred shares outstanding as of those dates.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

(in thousands, except per share amounts)
Numerator:
Net income (loss) attributable to Midwest Holding, Inc.	$9,266	$(4,992)	$9,452	$(6,594)

Denominator:
Weighted average common shares outstanding	3,737,564	3,737,564	3,737,564	3,737,564
Effect of dilutive securities:
Stock options and deferred compensation agreements	12,000	—	12,000	—
Denominator for earnings (loss) per common share	3,749,564	3,737,564	3,749,564	3,737,564

Income (loss) per common share	$2.48	$(1.34)	$2.53	$(1.76)

Income (loss) per common share, diluted	$2.47	$(1.34)	$2.52	$(1.76)

Note 8. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2022, and December 31, 2021 were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Deferred tax assets:
Loss carryforwards	$2,464	$2,244
Capitalized costs	103	127
Stock option granted	1,142	1,060
Policy acquisition costs	4,813	3,640
General business credits	6	6
Derivative option allowance	—	510
Sec 163(j) limitation	172	171
Benefit reserves	9,889	6,720
Property and equipment	59	33
Unrealized losses on investments	5,654	—
Other	1,464	1,464
Total deferred tax assets	25,766	15,975
Less valuation allowance	(22,108)	(14,431)
Total deferred tax assets, net of valuation allowance	3,658	1,544
Deferred tax liabilities:
Unrealized losses on investments	—	1,084
Intangible assets	147	147
Derivative option allowance	2,906	—
Bond Discount	605	313
Total deferred tax liabilities	3,658	1,544
Net deferred tax assets	$—	$—

As of June 30, 2022, and December 31, 2021, the Company recorded a valuation allowance of $22.1 million and $14.4 million, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

There was income tax benefit of $2.1 million and expense of $0.7 million for the three months ended June 30, 2022, and 2021, respectively. There was income tax expense of $2.6 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Computed expected income tax benefit (expense)	$(409)	$892	$(1,508)	$927
Reduction (increase) in income taxes resulting from:
IMR and reinsurance	61	(108)	(18)	(175)
Nondeductible expenses	(3)	(2)	(5)	(3)
Change in valuation allowance	2,480	(1,532)	(1,052)	(2,933)
Dividends received deduction	—	3	—	5
Deferred tax adjustment	(4)	—	(14)	—
Subtotal of increases	2,534	(1,639)	(1,089)	(3,106)
Tax benefit (expense)	$2,125	$(747)	$(2,597)	$(2,179)

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of June 30, 2022, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $8.7 million. The federal NOLs generated prior to June 28, 2018 which are subject to Section 382 limitation can be carried forward. If not utilized, the NOLs of $1.0 million prior to 2017 will expire through the year of 2032, and the NOLs generated June 28, 2018 and after, do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $1.8 million on the deferred tax assets related to these federal NOL carryforwards.

Note 9. Reinsurance

A summary of significant reinsurance, including our 100% legacy life business reinsured, amounts affecting the accompanying consolidated financial statements as of June 30, 2022, and December 31, 2021, respectively, are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Assets:
Reinsurance recoverables	$24,121	$38,579
Liabilities:
Deposit-type contracts
Direct	$1,283,660	1,075,439
Reinsurance ceded	(720,030)	(647,632)
Retained deposit-type contracts	$563,630	$427,807

The table below is a summary of our 100% legacy life business reinsured for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(in thousands)
Premiums
Direct	$74	$53	$134	$101
Reinsurance ceded	(74)	(53)	(134)	(101)
Total Premiums	$—	$—	$—	$—
Future policy and other policy benefits
Direct	$46	$15	$99	$21
Reinsurance ceded	(46)	(15)	(99)	(21)
Total future policy and other policy benefits	$—	$—	$—	$—

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers as of June 30, 2022:

				Recoverable/		Total Amount
		Recoverable	Recoverable	(Payable) on Benefit	Ceded	Recoverable/
(in thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	(Payable) to/from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$(2,884)	$—	$(2,884)
Optimum Re Insurance Company	A	—	—	594	—	594
Sagicor Life Insurance Company	A-	—	188	10,749	(309)	10,628
Ascendant Re	NR	—	—	(780)	—	(780)
Crestline SP1	NR	—	—	3,865	—	3,865
American Republic Insurance Company	A	—	—	7,375	—	7,375
Unified Life Insurance Company	NR	—	40	999	(17)	1,022
US Alliance Life and Security Company	NR	—	—	4,325	(24)	4,301
		$—	$228	$24,243	$(350)	$24,121

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

Our securities positions resulted in changes in the unrealized gains position as of June 30, 2022, compared to December 31, 2021, that is reported in accumulated other comprehensive income on the Consolidated Balance Sheets. As discussed in Note 1, American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $2.9 million as of June 30, 2022, and unrealized gains of $0.2 million as of December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains or losses on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized gains on the assets held by American Life were offset by gains in the embedded derivative of $3.1 million and a loss in the embedded derivative of $0.4 million as of June 30, 2022, and 2021, respectively. We account for this unrealized gain (loss) pass-through by recording an equivalent realized gain or (loss) on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets.

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

On November 10, 2021, the NDOI issued its non-disapproval of the Funds Withheld and Modified Coinsurance Agreement with SRC3, whereby, SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA products and a quota share percentage of 45% of American Life’s FIA products. American Life has established a FW and Modco Deposit Account to hold the assets for the FW and Modco Agreement. The initial settlement included net premium income of $37.5 million and net statutory reserves of $43.6 million.

Under GAAP, ceding commissions are deferred on the Consolidated Balance Sheets and are amortized over the period of the policyholder contracts. The tables below show the ceding commissions from the reinsurers excluding SRC1 and what was earned on a GAAP basis for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands)	2022				2021
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$—	$—	$—	$6	$—	$—	$—	$—
Ironbound Reinsurance Company Limited	—	—	49	144	—	14	54	123
Ascendant Re	—	—	23	77	—	21	22	45
US Alliance Life and Security Company	—	—	14	76	—	17	15	54
Crestline Re SP 1	1,491	2,401	88	559	2,032	4,097	60	282
American Republic Insurance Company	1,026	1,774	30	197	2,223	4,379	12	69
	$2,517	$4,175	$204	$1,059	$4,255	$8,528	$163	$573

	Six months ended June 30,
(in thousands)	2022				2021
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$—	$—	$—	$14	$—	$—	$—	$—
Ironbound Reinsurance Company Limited	—	—	98	258	—	30	108	245
Ascendant Re	—	—	47	163	—	45	44	91
US Alliance Life and Security Company	—	—	28	163	2	38	31	121
Crestline SP1	2,525	4,231	168	1,065	4,377	8,774	110	498
American Republic Insurance Company	1,827	3,227	52	349	2,223	4,379	12	68
	$4,352	$7,458	$393	$2,012	$6,602	$13,266	$305	$1,023

(1) Includes acquisition and administrative expenses, commission expense allowance and product development fees.

The table below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

(in thousands)	June 30, 2022	December 31, 2021
Reinsurer	Deferred Gain on Reinsurance Transactions	Deferred Gain on Reinsurance Transactions
US Alliance Life and Security Company(1)	$157	$162
Unified Life Insurance Company(1)	229	242
Ironbound Reinsurance Company Limited(2)	5,015	5,137
Ascendant Re	3,029	3,101
US Alliance Life and Security Company(2)	2,190	2,286
American Republic Insurance Company(2)	5,967	4,146
Crestline SP1(2)	15,616	13,515
	$32,203	$28,589

1)	These reinsurance transactions on our legacy life insurance business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.

2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. As of June 30, 2022, and December 31, 2022, no contingency reserves were established.

American Life seeks to reinsure substantially all of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Retained and Reinsured Balance Sheets

The table below shows the retained and reinsurance condensed balance sheets:

	June 30, 2022			December 31, 2021

(in thousands)	Retained	Reinsured	Consolidated	Retained	Reinsured	Consolidated
Assets
Total investments	$561,709	$647,145	$1,208,854	$414,418	$561,109	$975,527
Cash and cash equivalents	79,021	49,943	128,964	95,406	46,607	142,013
Accrued investment income	6,632	11,665	18,297	3,853	9,770	13,623
Deferred acquisition costs, net	33,164	—	33,164	24,530	—	24,530
Reinsurance recoverables	13,230	10,891	24,121	—	38,579	38,579
Other assets	20,883	1,692	22,575	27,834	(2,189)	25,645
Total assets	$714,639	$721,336	$1,435,975	$566,041	$653,876	$1,219,917
Liabilities and Stockholders’ Equity
Liabilities:
Policyholder liabilities	$567,007	$732,765	$1,299,772	$427,807	$660,811	$1,088,618
Deferred gain on coinsurance transactions	32,203	—	32,203	28,589	—	28,589
Other liabilities	50,933	(11,429)	39,504	23,889	(6,935)	16,954
Total liabilities	$650,143	$721,336	$1,371,479	$480,285	$653,876	$1,134,161
Stockholders’ Equity:
Voting common stock	4	—	4	4	—	4
Additional paid-in capital	138,663	—	138,663	138,277	—	138,277
Accumulated deficit	(60,707)	—	(60,707)	(70,159)	—	(70,159)
Accumulated other comprehensive income (loss)	(25,877)	—	(25,877)	2,634	—	2,634
Total Midwest Holding Inc.'s stockholders' equity	$52,083	$—	$52,083	$70,756	$—	$70,756
Noncontrolling interest	12,413	—	12,413	15,000	—	15,000
Total stockholders' equity	64,496	—	64,496	85,756	—	85,756
Total liabilities and stockholders' equity	$714,639	$721,336	$1,435,975	$566,041	$653,876	$1,219,917

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

On November 16, 2020, our Board of Directors adopted a new equity incentive plan titled the 2020 Long-Term Incentive Plan (the "2020 Plan") that reserves up to 350,000 shares of voting common stock for award issuances. The terms of the 2020 Plan are essentially the same as the 2019 Plan. On June 29, 2021, the 2020 Plan was approved by the shareholders. On June 14, 2022 the board approved the addition of 150,000 shares of voting common stock to be added to the 2020 Plan for future awards and these shares were approved by our stockholders.

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

Restricted Stock and Restricted Stock Units

On November 16, 2020, the Company awarded 18,597 shares of restricted stock, and on November 11, 2021, it awarded 5,089 restricted stock units (“RSUs”).

The restricted stock award of 18,597 shares had a grant date fair value of $41.25 per share and was subject to time-based vesting requirements of one-fourth increments sixty days after each of the first four anniversary dates of the grant date.  The recipient of the award resigned on March 31, 2022 and received a total of 5,812 vested shares in connection with his termination of employment, while the remaining 12,785 shares of restricted stock were forfeited.

The 5,089 RSUs were granted to our non-employee directors and had a grant date fair value of $24.34 per share and vested on June 14, 2022, the date of the Company’s 2022 annual meeting of stockholders.  The RSU compensation expense was calculated using the grant date fair value and is amortizing on a straight-line basis over the requisite service periods.  Total compensation recognized in connection with the RSUs was approximately $0.4 million with $44,000 recognized in the second quarter of 2022.

On June 14, 2022, the Company granted 18,718 RSUs to our non-employee directors with a grant date fair value of $11.22 per share. The RSUs will vest  the earlier of the date of our 2023 annual meeting of stockholders or June 14, 2023. Compensation expense was calculated using the grant date fair value and will be amortized on a straight-line basis over the requisite service period.

The compensation expense relating to these awards was calculated using the grant date fair value and is amortized on a straight-line basis over the requisite service periods.

The table below identifies the assumptions used in the Black Scholes Model to calculate the compensation expense:

	June 30,	December 31,
	2022	2021
Expected volatility	4.16% - 4.26%	4.4% - 66.3%
Weighted-average volatility	4.1%	38.9%
Expected term (in years)	2 - 7	2 - 7
Risk-free rate	1.79% - 3.49%	.8% - 1.5%

For the three months ended June 30, 2022 and 2021, we amortized the compensation expense related to the 2019 and 2020 Plans over the vesting tranches which resulted in expenses and an increase in additional paid in capital of approximately $0.4 million and $1.5 million, respectively.

For the six months ended June 30, 2022 and 2021, we amortized the compensation expense related to the 2019 and 2020 Plans over the vesting tranches which resulted in expenses and an increase in additional paid in capital of approximately $0.4 million and $1.8 million, respectively.

The tables below shows the remaining non-vested shares and options under the 2019 and 2020 Plans as of June 30, 2022, and December 31, 2021, respectively:

	June 30, 2022
	Stock Options/ Restricted Stock/Unit Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price(1)
Nonvested stock options and restricted stock unit awards at December 31, 2021	317,217	$25.80	$40.13
Options granted	49,517	3.37	16.60
Restricted stock units granted	18,718	11.21	—
Adjustment to prior year options granted	(20,325)	—	—
Vested	(31,882)	35.64	39.85
Forfeited	(60,623)	14.88	45.11
Ending Balance at June 30, 2022	272,622	$16.87	$38.92

	December 31, 2021
	Stock Options/ Restricted Stock/Unit Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price(1)
Nonvested stock options at December 31, 2020	100,972	$22.91	$34.70
Options granted	333,880	19.25	42.84
Restricted stock units	5,089	24.34	24.34
Vested	(85,957)	17.32	30.20
Forfeited	(36,767)	23.91	40.42
Ending Balance at December 31, 2021	317,217	$25.80	$40.13
(1)	Restricted stock and restricted stock units do not have an exercise price.

The tables below show the outstanding vested and nonvested stock options and restricted stock units as of June 30, 2022, and December 31, 2021

	Options(3)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2021	489,131	$38.62	9.2
Granted(1)	49,517	16.60	10.0
Restricted stock units	18,718	—	10.0
Vested(2)	31,882	39.85	8.8
Forfeited or expired	(60,623)	45.11	8.6
Exercised	—	—	—
Outstanding at June 30, 2022	528,625	$38.92	9.1

(1)	Includes adjustment to prior year granted options
(2)	Includes adjustment to prior year vested options
(3)	Includes restricted stock units which do not have an exercise price

	Options(1)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2020	100,972	$38.51	9.8
Granted	333,880	43.91	10.0
Restricted stock units	5,089	—	10.0
Vested	85,957	39.78	9.0
Forfeited or expired	(36,767)	44.05	8.5
Exercised	—	—	—
Outstanding at December 31, 2021	489,131	$38.62	9.2

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

The following table provides information about deposit-type contracts as of June 30, 2022, and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Beginning balance	$1,075,439	$597,868
US Alliance	(2,033)	1,873
Unified Life Insurance Company	(4)	468
Ironbound Reinsurance Company Limited	2,764	6,579
Ascendant Re	(2,813)	2,880
Crestline SP1	(10,287)	4,834
American Republic Insurance Company	(2,982)	1,567
Deposits received	254,145	471,646
Investment earnings (includes embedded derivative)	(12,170)	7,012
Withdrawals	(18,129)	(18,446)
Policy charges	(270)	(842)
Ending balance	$1,283,660	$1,075,439

Note 12. Contingencies and Commitments

Contingent Commitments: We have entered into commitments related to certain investments, where draws or additional funding can be requested under the terms of the agreements. These commitments are inclusive of third-party reinsurer commitments, and were approximately $229.2 million as of June 30, 2022. Of the approximately $229.2 million in unfunded commitments at June 30, 2022, approximately $97.1 million related to American Life. The remaining $132.1 million represented commitments that have been made by our reinsurance partners. The table shows when different dollar amounts of commitments will expire. The ability of borrowers to request additional funds under these lending agreements varies considerably from loan to loan.

(In thousands)	June 30, 2022	December 31, 2021
Due in one year or less	$13,796	$19,245
Due in two years	55,577	26,753
Due in three years	10,561	4,705
Due in four years	11,433	8,741
Due in five years and after	137,843	86,497
	$229,209	$145,941

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life is licensed in 23 jurisdictions as of June 30, 2022. American Life has pending applications in additional states as of June 30, 2022.

Note 13. Leases

Our operating lease activities consist of leases for office space and equipment and do not include variable lease payments.

Supplemental balance sheet information as of June 30, 2022, and December 31, 2021, are as follows:

(In thousands)	Classification	June 30, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$2,239	$2,360

Liabilities
Operating lease	Operating lease liabilities	$2,249	$2,364

Our operating leases expenses for the three months ended June 30, 2022 and 2021, were approximately $3,300 and $400, respectively. Operating leases expenses for the six months ended June 30, 2022 and 2021, were approximately $6,600 and $1,600, respectively.

Minimum contractual obligations for our operating leases as of June 30, 2022, are as follows:

(in thousands)	Operating Leases
2022	$171
2023	342
2024	342
2025	342
2026	345
2027 and after	1,758
Total remaining lease payments	$3,300

The cash flows related to operating leases was approximately $6,600 and $5,000 as of June 30, 2022 and 2021, respectively.

The weighted average remaining lease terms of our operating leases were approximately nine years and one years as of June 30, 2022 and 2021, respectively. The weighted average discount rate used to determine the lease liabilities for operating leases was 8% as of June 30, 2022 and 2021, respectively. The discount rate used for finance leases was based on the rates implicit in the leases. The discount rate used for operating leases was based on our incremental borrowing rate.

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

The following table represents the net gains or (losses) as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
American Life	$8,298	$6,109	$17,891	$2,279
SRC1	$(981)	$(3,312)	$(2,253)	$(2,587)
SRC3	$(564)	$—	$(95)	$—

The following table represents the Capital and Surplus as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

(In thousands)	June 30, 2022	December 31, 2021
American Life	$63,717	$74,011
SRC1	$6,162	$8,415
SRC3	$4,948	$3,150

The following tables represent the premium sales as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
American Life	$72,498	$28,291	$130,616	$68,246
SRC1	$-	$1,591	$-	$37,825
SRC3	$23,905	$—	$23,757	$—

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. Our insurance subsidiary is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as of June 30, 2022, and December 31, 2021, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements as of those dates.

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

As of June 30, 2022, and December 31, 2021, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 15. Third-Party Administration

The Company commenced its third-party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each customer, generate fee income for the Company. Services provided vary based on each customer’s needs and can include some or all aspects of back-office accounting and policy administration. TPA fee income earned for TPA administration during the three months ended June 30, 2022 and 2021 were approximately $0.0 million, for both periods, respectively. TPA fee income earned for TPA administration during the six months ended June 30, 2022 and 2021 were $0.1 and $0.3 million, respectively. As of June 30, 2022, 1505 Capital had $471.1 million of third-party assets under management.

Note 16. Equity

Preferred stock

As of June 30, 2022, and December 31, 2021, the Company had two million shares of preferred stock authorized but none were issued or outstanding.

Common Stock

The voting common stock is traded on The Nasdaq Capital Market under the symbol “MDWT.” Midwest has authorized 20 million shares of voting common stock and two million shares of non-voting common stock. As of June 30, 2022, and December 31, 2021, Midwest had 3,737,564 shares of voting common stock issued and outstanding. As of those dates, there were no shares of Midwest’s non-voting common stock issued or outstanding.

Midwest holds approximately 4,500 shares of voting common stock in its treasury.

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

Accumulated Other Comprehensive Income (AOCI)

AOCI represents the cumulative other comprehensive income (loss) (OCI) items that are reported separate from net income (loss) and detailed on the Consolidated Statements of Comprehensive Loss. AOCI includes the unrealized gains and losses on investments and DAC, net of offsets and taxes are as follows:

(In thousands)	Unrealized investment gains (losses) on fixed maturities, net of offsets
Balance at December 31, 2020	$6,431
Other comprehensive (loss) before reclassifications, net of tax	(1,422)
Less: Reclassification adjustments for losses realized in net income	(2,375)
Balance, December 31, 2021	2,634
Other comprehensive (loss) before reclassifications, net of tax	(29,369)
Less: Reclassification adjustments for losses realized in net income, net of tax	858
Balance, June 30, 2022	$(25,877)

Note 17. Deferred Acquisition Costs

The following table represents a roll forward of DAC, net of reinsurance:

(In thousands)	June 30, 2022	December 31, 2021
Beginning balance	$24,530	$13,456
Additions	9,864	13,402
Amortization	(1,902)	(2,886)
Interest	565	632
Impact of unrealized investment losses	107	(74)
Ending Balance	$33,164	$24,530

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

In addition, on April 24, 2020, American Life entered into a three-year master letter agreement and related reinsurance, trust and asset management agreement with Seneca Re and a Crestline affiliate regarding the flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA and quota share percentage of 40% of American Life’s FIA products. From inception through June 30, 2022, American Life had ceded $334.0 million face amount of annuity premiums to Crestline SP1. American Life received total ceding commissions, inception-to-date, of $15.5 million and expense reimbursements of $28.4 million in connection with these transactions as of June 30, 2022.

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

Currently, Crestline has approximately $311.9 million assets under management and is a subadvisor on approximately $419.0 million of additional investments.

Chelsea

On June 29, 2020 Midwest’s subsidiary, American Life, purchased a 17% interest in Financial Guaranty UK Limited through an economic interest in Chelsea Holdings Midwest LLC.  American Life has a note receivable from Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”) and Class B preferred shares in Chelsea Holdings Midwest LLC.  The note is being carried at cost plus PIK of $6.1 million and the preferred shares are carried at a fair market value of $2.3 million, based upon valuations received from an independent third-party, as of June 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of the Company as of June 30, 2022, compared with December 31, 2021, and the results of operations for the three and six months ended June 30, 2022, compared with corresponding periods in 2021 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report and our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

Except for certain historical information contained herein, this report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and such statements are subject to the safe harbor created by those sections. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of revenues, earnings, cash flows, capital expenditures, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning new products or services, or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “could,” “expects,” “estimates,” “projects,” “should,” “intends,” “will,” “anticipates,” and “likely,” and variations of these words, or similar expressions, terms, or phrases, are intended to identify such forward-looking statements. Forward-looking statements are inherently subject to risks, assumptions, and uncertainties, many of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” of our 2021 Form 10-K and [below in Part III – Other Information – Item 1A Risk Factors.]

Factors that may cause our actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include among others, the following possibilities:

●	our business plan, particularly including our reinsurance strategy, may not prove to be successful;
●	the success of our recent changes in executive leadership;
●	our reliance on third-party insurance marketing organizations to market and sell our insurance products through a network of independent agents;
●	adverse changes in the ratings obtained from independent rating agencies;
●	failure to maintain adequate reinsurance;
●	our inability to expand our insurance operations outside the 22 states and District of Columbia in which we are currently licensed;
●	our insurance products may not achieve significant market acceptance;
●	we may continue to experience operating losses in the foreseeable future;
●	the possible loss or retirement of one or more of our key executive personnel;
●	intense competition, pricing competition, the entry of new competitors, and the introduction of new products by new and existing competitors;
●	adverse state and federal legislation or regulation, including limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products;

●	fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest-rate sensitive investments;
●	failure to obtain new customers, retain existing customers, or reductions in policies in force by existing customers;
●	higher service, administrative, or general expense due to the need for additional marketing, administrative or management information systems expenditures related to implementation of our business plan;
●	changes in our liquidity due to changes in asset and liability matching;
●	possible claims relating to sales practices for insurance products;
●	accuracy of management’s assumptions and estimates;
●	variability of statutory capital required to be held by insurance or reinsurance entities; and
●	lawsuits in the ordinary course of business.

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

Overview of Company and Business Model

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated on October 31, 2003 for the purpose of operating a financial services company. We are in the annuity insurance business and operate through our wholly owned subsidiaries, American Life & Security Corp. (“American Life”), 1505 Capital LLC (“1505 Capital”), and our sponsored captive reinsurance company, Seneca Reinsurance Company, LLC (“Seneca Re”).

We are a financial services company focused on helping people plan and secure their future by providing technology-enabled and services-oriented solutions to support individuals’ retirement through our annuity products. We distribute our annuities through independent distributors who are primarily independent marketing organizations (“IMOs”). Our operations are comprised of three distinct, inter-connected businesses. We seek to reinsure substantially all of our annuity policies with third-party reinsurers and our captive reinsurance subsidiary, Seneca Re. Our third-party reinsurers include traditional reinsurers and capital markets reinsurers, who are third-party investors, seeking exposure to reinsurance revenue and typically do not have their own reinsurance platforms or insurance-related operations. We also have the flexibility to selectively retain assets and liabilities associated with our policies for a period of time when we expect that doing so will provide an attractive return on our capital.

We believe that our operating capabilities and technology platform provide annuity distributors and reinsurers with flexible and cost-effective solutions. We seek to create value through our ability to provide the distributors and reinsurers with annuity product innovation, speed to market for new products, competitive rates and commissions, and streamlined customer and agent experiences. Our capital model allows us to support increasing annuity sales volumes with capital capacity provided by reinsurers although, in connection with plans for future growth, we continue to monitor our need (if any) for additional capital.

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

We operate our core business through three subsidiaries under one reportable segment. American Life is a Nebraska-domiciled life insurance company that is currently licensed to sell, underwrite, and market life insurance and annuity products in 22 states and the District of Columbia. In late 2018, American Life obtained a financial strength rating of B++ (“Good”) from A.M. Best Company (“A.M. Best”), a leading rating agency for insurance companies, that was affirmed in December 2020 and February 2022. A.M. Best also upgraded American Life’s long-term issuer credit rating to bbb+ from bbb in December 2020 which was  affirmed in February 2022. All of our annuities are written by American Life.

Our other insurance subsidiary, Seneca Re, is a Vermont-domiciled sponsored captive reinsurance company established in early 2020 to reinsure various types of risks on behalf of American Life and third-party capital providers through special purpose reinsurance entities known as “protected cells.” Through Seneca Re, we assist capital market investors in establishing and licensing new protected cells. We also own 1505 Capital, which is an SEC registered investment adviser that provides financial, investment advisory, and management services. At June 30, 2022, 1505 Capital had approximately $471.1 million total third-party assets under management.

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

As of June 30, 2022, approximately 61% of the deposits received in 2022 for our annuity products were ceded to reinsurance vehicles capitalized by third party reinsurers or held in protected cells within Seneca Re for future reinsurance transactions.

We receive ceding commissions and expense reimbursement from reinsurers at the time we cede our primary insurance liabilities to them, providing meaningful cash flow. During the three months ended June 30, 2022 and 2021, we generated $2.5 million and $4.3 million, respectively, in upfront ceding commissions. For the six months ended June 30, 2022 and 2021, we generated $4.4 million and $6.6 million, respectively, in upfront ceding commissions. On our balance sheet is an item “deferred gains on reinsurance” equaling $32.2 million and $28.6 million as of June 30, 2022, and December 31, 2021, respectively which will be earned as revenue over the relevant reinsured annuity contract periods. Amortization of the deferred gain on reinsurance was $1.0 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and was recognized as revenue under GAAP. Amortization of the deferred gain on reinsurance was $2.0 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively, and was recognized as revenue under GAAP.

For the three months ended June 30, 2022 and 2021, we generated negative $0.1 million and positive $8.9 million of revenue from investment income, realized gains on investments, ceding commissions earned, policy administration, and asset management fees. For the six months ended June 30, 2022 and 2021, we generated $2.5 million and $8.3 million of revenue from investment income, realized gains on investments, ceding commissions earned, policy administration, and asset management fees.

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

Our Products

Through American Life we presently issue several MYGA and FIA products. American Life presently offers fixed annuity products, consisting of two MYGAs, two FIAs, and two bonus plans associated with the FIA product. It is not presently offering any traditional life insurance products. Fixed annuities are a type of insurance contract in which the policyholder makes one or more premium deposits, earning interest at a crediting rate determined in relation to a specific market index, on a tax deferred basis. MYGAs are insurance contracts under which the policyholder makes deposits and earns a crediting rate guaranteed for a specified number of years before it may be changed. American Life’s MYGA products are three and five-year single premium deferred individual annuity contracts, providing consumers with an attractive, low risk, predictable and tax-deferred investment option. American Life’s FIA products are long-term (7 and 10-year) annuity products with interest rates that are tied, in part, to published stock market indices chosen by customers. The FIA products are modified single premium annuity contracts designed for individuals seeking to benefit from potential market gains with fully protected principal. American Life began selling its MYGA and FIA products in 2019.

In 2021, we introduced two new indexes into the selections on FIA products. The S&P 500 ESG index for fixed annuities is comprised of a subset of S&P 500 companies built to meet the increasing needs of investors seeking socially responsible investments aligned with a mainstream index which is published by S&P Dow Jones Indices (S&P DJI).

Our second index introduced in 2021, the Goldman Sachs Xenith Index is a multi-asset strategy that uses an anticipated macro regime, as identified by a leading economic indicator, to make asset allocations. By using a leading economic indicator, the Goldman Sachs Xenith Index differs from indices that rely on a backward-looking methodology alone. Instead of relying purely on the S&P 500 Index for exposure to U.S. equities, the index employs an intraday overlay that can reduce equity exposure based on intra-day trading "signals". As a result, the strategy incorporates real-time market movements, in addition to other factors, in its methodology.

We expect to expand American Life’s product line in the future. Depending on market demand, we expect to consider having American Life write a variety of insurance products, including fixed deferred, fixed indexed and other annuities. Any new insurance products we create must be filed with and approved by appropriate state insurance regulatory authorities before being offered to the public. American Life’s MYGA and FIA products were developed using an independent consulting actuary, and we expect that any new products will utilize similar services. Our long-term plan is to broaden our products to life and Medicare supplements under attractive market conditions.

The table below sets forth American Life’s MYGA and FIA deposits received during the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
(In thousands)	Deposits Received(1)	Deposits Received(1)	Deposits Received(1)	Deposits Received(1)
Annuity Premium
MYGA	$70,230	$26,191	$95,694	$35,560
FIA	85,804	99,674	158,452	213,959
Total issued	$156,034	$125,865	$254,146	$249,519

1) Under generally accepted accounting principles in the United States of America (“GAAP”), these products are defined as deposit-type contracts; therefore, the deposits received are accounted for under GAAP as deposit-type liabilities on our balance sheet and premiums received are not recognized as revenue in our consolidated statement of comprehensive loss. Under Statutory Accounting Principles (“SAP”), the MYGA and FIA premiums received are treated as premiums written and as revenue when earned.

Industry Trends and Market Conditions

Market

We participate in a large U.S. market that we expect to grow in part due to a number of demographic trends. As measured by annual premiums written, annuities are the largest product line in the life, annuity, and accident and health sector. Annuities play an important role in retirement planning by providing individuals with stable, tax-efficient sources of income. In 2020 annuity premium, accounted for $295 billion of annual premiums, or approximately 31% of the $963 billion of total annual life, annuity, and accident and health premiums according to the Insurance Information Institute. The most common annuities are fixed and variable and can be written on an individual or group basis. Our current products are MYGAs and FIAs written on an individual basis.

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

We currently distribute annuity products through eight third-party IMOs. We believe our product development, prompt policy processing, operating flexibility and speed to market make us a desirable partner for insurance distributors. We are seeking to grow by increasing volumes with our current IMOs and by establishing new IMO relationships.

Competition

We operate in highly competitive markets with a variety of participants, including insurance companies, financial institutions, asset managers, and reinsurance companies. These companies compete in various forms in the annuity market, for investment assets and for services. We seek to build strong relationships along with offering technology-enabled and services-oriented solutions for our partners. Our experience indicates that the market for annuities is dynamic. The combination of the treasury market experiencing the unprecedented rate increases and the volatility in the market resulting from the war in Ukraine and related economic uncertainties due to inflation has opened up investment opportunities that allow us, and our reinsurance partners, to support more competitive rates for annuities. Based on our experience with COVID, we expect this investment environment to be conducive to our business model. We have been reviewing policy pricing along with reinsurer appetite to ensure we continue to grow our business while managing risk. We have recently taken pricing action on both our FIA and MYGA products and continue to monitor our competitiveness in the market. We have also increased our focus on marketing, reestablishing, and expanding our relationships on the distribution side through various channels and are reallocating or adding resources relating to this initiative. As a result, we experienced encouraging sales in the second quarter of 2022. However, we expect competition in our market to remain intense particularly from other well established entities providing annuity products.

Given potential premium growth, we have capacity to cover the capital needs of writing new business through existing reinsurers although, in connection with plans for future growth, we continue to monitor our need (if any) for additional capital. Additionally, we have a number of potential reinsurance transactions in the pipeline that may close later in the year.

Interest Rate Environment

The Federal Reserve continued increasing short-term interest rates in the second quarter of 2022, compared to the historically low levels in the same period in 2021 and the expectation communicated from U.S. federal banking officials is for rate increases to continue during the remainder of 2022. We seek to address our interest rate risk through managing the duration of the liabilities and purchasing and holding quality, long-term assets mirroring that duration.

If interest rates were to rise, we believe the yield on our floating rate investments and the yield on new investment purchases would rise. We also believe our products would therefore be more attractive to consumers and our annuities sales would increase.

Discontinuation of LIBOR

The Financial Conduct Authority (“FCA”), the United Kingdom regulator of the London Interbank Offered Rate ("LIBOR"), previously indicated that it intends to stop compelling panel banks to submit quotes used to determine LIBOR after 2021. On November 30, 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration (“IBA”), the administrator of LIBOR, announced a consultation regarding its intention to cease the publication of one week and two-month U.S. Dollar LIBOR settings at the end of December 2021, but to extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one, three, six and 12-month U.S. Dollar LIBOR) until the end of June 2023. The IBA intends to share the results of the consultation with the FCA and publish a summary of the responses. U.S. bank regulators acknowledged the announcement and, subject to certain limited exceptions, advised banks to cease writing new U.S. Dollar LIBOR contracts by the end of 2021.

We are in the process of analyzing and identifying our securities, financial instruments and contracts that utilize LIBOR (collectively “LIBOR Instruments”) to determine if we have any material exposure to the transition from LIBOR. To the extent we hold LIBOR Instruments, the terms of these instruments may have fallback provisions that provide for an alternative reference rate when LIBOR ceases to exist. For securities without adequate fallback provisions already in place, legislation governing securities under New York law has been enacted to provide a safe harbor for transition to the recommended alternative reference rate. In addition, federal legislation has been introduced to provide the same protection for securities not governed by New York law.

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

As a result, the transition of our LIBOR Instruments to alternative reference rates may result in adverse changes to the net investment income, fair market value and return on those investments. We intend to continue evaluating and monitor the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR, monitoring the market adoption of alternative reference rates and ensuring operational processes are updated to accommodate alternative rates. Due to uncertainty surrounding alternative rates, we are unable to predict the overall impact of this change at this time, although we have experienced no adverse effect to our investment portfolio from this transition to date.

COVID-19

We continue to closely monitor developments related to the COVID-19 pandemic to assess any potential adverse impact on our business. It is currently not possible to provide a longer-term estimate of potential insurance or reinsurance exposure or the indirect effects the pandemic may have on our results of operations, financial condition or liquidity. We continue to monitor the Center for Disease Control and Prevention and State of Nebraska guidelines regarding employee safety. Our management continues to monitor our investments and cash flows to evaluate any impact.

Critical Accounting Policies and Estimates

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K contains a detailed discussion of our critical accounting policies and estimates. This report should be read in conjunction with the “Critical Accounting Policies and Estimates” discussed in our 2021 Form 10-K MD&A.

Derivatives

The Company has entered into certain derivative instruments to hedge FIA products that guarantee the return of principal to our policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options. The change in fair value of the derivatives for hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based on the change in the market interest rates. The indexed reserves are measured at fair value for the current period and future periods. We hedge with options in seeking to align with the terms of our FIA products, which are between seven and ten years. We have analyzed our hedging strategy on our FIA products and, while the correlation of the hedges to the FIA products is not matched dollar for dollar, we believe the hedges are effective as of June 30, 2022.

American Life also has agreements with several third-party reinsurers that have funds withheld (“FW”) and modified coinsurance (“Modco”) provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 5 — Derivative Instruments” to our Consolidated Financial Statements. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $2.9 million as of June 30, 2022, and unrealized gains of $0.2 million as of December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized gains on the assets held by American Life were offset by gains in the embedded derivative of $3.1 million and a loss in the embedded derivative of $0.4 million as of June 30, 2022, and 2021, respectively. We account for this unrealized gain (loss) pass-through by recording an equivalent realized gain or (loss) on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets. If prices of investments fluctuate, the unrealized gains or losses of the third-party reinsurers may also fluctuate; therefore, the associated embedded derivative gain (loss) recognized by us would be increased or decreased accordingly.

Consolidated Results of Operations – the three months ended June 30, 2022 and 2021

Comprehensive Net Income (Loss)

In this section, unless otherwise noted the discussion below first compares the three months ended June 30, 2022, to the three months ended June 30, 2021.

We incurred a comprehensive loss of $9.0 million in 2022 compared to $5.4 million. Our revenues decreased to ($0.1) million from positive $8.9 million driven by unrealized losses from derivatives used to hedge FIA exposure of $23.6 million due to changes in in the Federal Reserve interest rate, offset by increases in fee revenue and investment income. Our expenses decreased to negative $1.4 million from $13.1 million due primarily to the interest rate increases resulting in losses in the embedded derivative creating negative interest credited on our FIA products and a gain from passing the losses of the mark-to-market on the reinsurance option allowances. These decreases in expense were offset by increases in consulting related to new software implementation.

Other reasons for the increase in Consolidated Statements of Comprehensive Loss included:

1)	Taxes. Our GAAP effective tax rates were unusually high in comparison to 2021. The increase was primarily due to our change in valuation allowances. We expect our effective rates to decrease throughout the remainder of 2022. Note 8 to our Financial Statements provides further information relating to this tax rate increase.
2)	Change in Realized Investment Losses (Gains). This $16.7 million change moved to a loss of $12.6 million in 2022 from a gain of $4.1 million in 2021. The increase in interest rates in 2022 decreased the value of our fixed-income investments to a much greater extent than occurred in 2021.

Our FIA products have three components influencing our Consolidated Statements of Comprehensive Loss:

The derivatives we purchase to hedge interest rate risk we would otherwise face from our FIA. We carry these derivatives at fair value on our Consolidated Balance Sheets, recording the change in fair value in our Consolidated Statements of Comprehensive Loss as either a realized gain or realized loss. In 2022, the decrease in the market value of the derivative option assets was $14.3 million compared to a decrease of $3.7 million in 2021.

1)	The embedded derivative in our FIAs. We carry this derivative at fair value as of the balance sheet date, with the change in fair value recorded in the interest credited line of our Consolidated Statements of Comprehensive Loss. Interest credited for all of our products was a negative $5.5 million in 2022 compared to $3.9 million in 2021. The decrease in the value of the embedded derivative related to our FIAs was included in overall interest credited. Reflecting our risk management strategy, the change in the value of the embedded derivative equaled the change in the value of option contracts we use to hedge this exposure.
2)	The option budget reinsurers pay us to purchase derivative assets. We mark these assets to market at each balance sheet date. Separately, we record a payable to the reinsurers that is owed to a reinsurer when a policy is surrendered, an annuitant dies, or a policy lapses. We compare what the reinsurer paid for the original option budget to the market value at the end of the period. The change in the market value is added to or subtracted from the payable to the reinsurer to cover the reinsurer’s obligations to the policyholder. This change in market value that resulted in negative $5.3 million was included in our other operating expense in 2022 compared to a positive $1.3 million in 2021.

Revenues

The following summarizes our revenue sources for the periods indicated:

	Three months ended June 30,
(In thousands)	2022	2021
Investment income, net of expenses	$10,541	$3,220
Net realized gains (loss) on investments	(12,636)	4,060
Amortization of deferred gain on reinsurance	1,043	588
Service fee revenue, net of expenses	416	672
Other revenue	514	358
	$(122)	$8,898

Premium revenue: Our MYGA and FIA products generated significant cash flows in 2022 and 2021; however, as indicated above, these products are defined as investment contracts under U.S. GAAP. Accordingly the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not as premium revenue.

Investment income, net of expenses: The components of our net investment income are as follows:

	Three months ended June 30,
(In thousands)	2022	2021
Fixed maturities income	$15,347	$4,088
Mortgage loans	2,963	367
Other invested assets	3,705	96
Other interest income	(9)	81
Gross investment income	12,795	4,632
Less investment expenses	(2,254)	(1,412)
Investment income, net of expenses	$10,541	$3,220

Investment income, net of expenses consisted, of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with net proceeds from sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments. As of June 30, 2022, and December 31, 2021, on a gross consolidated basis, our investment portfolio (excluding cash) was $1.2 billion and $975.5 million, respectively.

Net realized losses on investments: Net realized losses on investments were $12.6 million in 2022 compared to net realized gain of $4.1 million in 2021. The figure included  a gain of $1.1 million and a loss of $0.8 million from a total return swap embedded derivative in 2022 and 2021, respectively. In 2022, there were net realized losses of $14.3 million related to derivative options we own to hedge the obligations to FIA policyholders; such losses were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

American Life has treaties with several third-party reinsurers and one related party reinsurer. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers, to reduce potential credit risk. Under this provision with third-party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Comprehensive Loss to our Consolidated Financial Statements.

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $2.9 million and gains of $0.2 million as of June 30, 2022, and December 31, 2021 respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-

party reinsurers. Accordingly, the unrealized losses on the assets held by American Life were offset by gains in the embedded derivative of $0.4 million and $2.7 million as of June 30, 2022, and December 31, 2021, respectively.

Amortization of deferred gain on reinsurance:  The increase in 2022 to $1.0 million from $0.6 million in 2021 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2022.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The decrease in this revenue, to $0.4 million in 2022 from $0.7 million in 2021, was due primarily to assets managed by 1505 Capital.

Other revenue: Other revenue consists of revenue generated by us for providing ancillary services such as third-party administration (“TPA”) to clients and policy surrender charges. The increase in 2022 was primarily due to increased policy surrender charges.

Expenses

Our expenses for the periods indicated are summarized below:

	Three months ended June 30,
(In thousands)	2022	2021
Interest credited	$(5,496)	$3,931
Benefits	1	0
Amortization of deferred acquisition costs	1,052	524
Salaries and benefits	4,298	4,514
Other operating expenses	(2,240)	4,174
	$(1,392)	$13,143

Interest credited: The increase was primarily due to the interest credited in 2022 relating to the MYGA products of approximately $0.9 million and $0.5 million for 2022 and 2021, respectively, offset by interest credited related on our retained FIA policies of approximately negative $6.4 million and $3.4 million for 2022 and 2021, respectively. The FIA interest credited is related to the fair market value of the embedded derivative which is owed to policyholders and which experienced a sharp decline due to increases in the Federal Reserve interest rates, partially offset by the realized gain on our total return swap that is included in the net realized gain on investments above.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of MYGA and FIA products where we retained approximately 62% of the business in 2022 compared to the 32% retained in 2021. These figures include the deferred acquisition cost (“DAC”) of the Seneca Re protected cells, SRC1 and SRC3.

Salaries and benefits: The decrease to $4.3 million compared with $4.5 million was due to slightly lower costs.

Other operating expenses: Other operating expenses were approximately $6.0 million lower due primarily to:

●	Our FIA products have embedded derivatives included in the account value that are market driven. The FIA reinsurers pay an option allowance to American Life to purchase derivatives. As of June 30, 2022 and 2021, the mark-to-market on those allowances were in a negative position so American Life incurred $5.3 million and $2.0 million, respectively, of income and receivable from the reinsurers for that market value true-up. As the market fluctuates going forward, the mark-up of the option allowance will go up or down.
●	Offset due to increases in other operating expenses of approximately $1.1 million was due to fees to consultants to assist in implementing our business plan and new accounting software, increased audit and actuarial costs, and overhead office expenses to support the planned growth of our business.

Taxes

Income tax expense decreased by $2.9 million to negative $2.1 million in 2022 from $0.7 million in 2021. This change was primarily driven by the change in the reinsurance modified coinsurance tax reserves discussed.

Consolidated Results of Operations - Six Months Ended June 30, 2022 and 2021

Comprehensive Net Income (Loss)

In this section, unless otherwise noted the discussion below first compares the six months ended June 30, 2022, to the six months ended June 30, 2021.

We incurred a comprehensive loss of $19.1 million in 2022 compared to a comprehensive loss of $6.4 million in 2021. Our revenues decreased to $2.5 million from $8.2 million reflecting an overall increase in investment income and fee revenue; offset by realized losses due to the increases in the Federal Reserve interest rate. Our expenses decreased to a negative $4.7 million from $12.7 million, primarily due to the Federal Reserve interest rate increases resulting in losses in the embedded derivative creating negative interest credited on our FIA product and a gain from passing the losses of the mark-to-market on the reinsurance option allowances. These decreases in expense were offset by increases in consulting fees.

Other reasons for the increase in Consolidated Statements of Comprehensive Loss:

1)	Taxes. Our GAAP effective tax rates were unusually high in 2022 compared to 2021. The increase was primarily due to our change in valuation allowances. We expect the effective rates will decrease throughout the remainder of 2022. Note 8 to our Financial Statements provides further information related to this increase in tax rate.
2)	Change in Realized Investment Losses (Gains). This change was a loss of $18.8 million in 2022 compared with a loss of $0.6 million. The increase in interest rates in 2022 decreased the value of our fixed-income investments to a much greater extent than occurred in 2021.

Our FIA products have three components influencing our Consolidated Statements of Comprehensive Loss:

The derivatives we purchase to hedge interest rate risk we would otherwise face from our FIA. We carry these derivatives at fair value on our Consolidated Balance Sheets, recording the change in fair value in our Consolidated Statements of Comprehensive Loss as either a realized gain or realized loss. In 2022, the decrease in the market value of the derivative option assets was $27.1 million compared to the decrease in market value of the derivative option assets of $1.7 million in 2021 in our net realized gain on investments.

1)	The embedded derivative in our FIAs. We carry this derivative at fair value as of the balance sheet date, with the change in fair value recorded in the interest credited line of our Consolidated Statements of Comprehensive Loss. Interest credited for all of our products was a negative $12.2 million in 2022 compared with $1.6 million in 2021. The decrease in the value of the embedded derivative related to our FIAs was included to the overall interest credited. Reflecting our risk management strategy, the change in the value of the embedded derivative equaled the change in the value of option contracts we use to hedge this exposure.
2)	The option budget reinsurers pay us to purchase derivative assets. We mark these assets to market at each balance sheet date. Separately, we record a payable to the reinsurers that is owed to a reinsurer when a policy is surrendered, an annuitant dies, or a policy lapses. We compare what the reinsurer paid for the original option budget to the market value at the end of the period. The change in the market value is added to or subtracted from the payable to the reinsurer to cover the reinsurer’s obligations to the policyholder. This change in market value that resulted in negative $6.4 million was included in our other operating expense in 2022 compared to a negative $4.1 million expense in 2021.

Revenues

The following summarizes our revenue sources for the periods indicated:

	Six months ended June 30,
(In thousands)	2022	2021
Investment income, net of expenses	$16,783	$6,107
Net realized losses on investments	(18,810)	(589)
Amortization of deferred gain on reinsurance	2,012	1,048
Service fee revenue, net of expenses	1,514	1,110
Other revenue	962	607
	$2,461	$8,283

Premium revenue: Our MYGA and FIA products generated significant cash flows in 2022 and 2021; however, as indicated above, these products are defined as investment contracts under U.S. GAAP. Accordingly the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not as premium revenue.

Investment income, net of expenses: Our net investment income components are as follows:

	Six months ended June 30,
(In thousands)	2022	2021
Fixed maturities	$20,393	$7,068
Mortgage loans	3,246	540
Other invested assets	2,632	152
Other interest income	(6,902)	152
Gross investment income	19,369	7,912
Less: investment expenses	(2,586)	(1,805)
Investment income, net of expenses	$16,783	$6,107

Investment income, net of expenses consisted of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments. As of June 30, 2022, and December 31, 2021, on a gross consolidated basis, our investment portfolio (excluding cash) was $1.2 billion and $975.5 million, respectively.

Net realized losses on investments: Net realized losses on investments were $18.8 million in 2022 compared to a loss of  $0.6 million in 2021. The figure included a gain of $3.1 million and a loss of $0.4 million from a total return swap embedded derivative in 2022 and 2021, respectively. In 2022, there were net realized losses of $27.1 million related to derivative options we own to hedge the obligations to FIA policyholders; such losses were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

American Life has treaties with several third-party reinsurers and one related party reinsurer. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers, to reduce potential credit risk. Under these provisions with third-party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Comprehensive Loss to our Consolidated Financial Statements.

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $2.9 million as of June 30, 2022, and unrealized gains of $0.2 million as of December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized gains and losses on the assets held by American Life were offset by gains in the embedded derivative of $3.1 million and a loss in the embedded derivative of $0.4 million as of June 30, 2022, and 2021, respectively. We account for this unrealized gain (loss) pass-through by recording an equivalent realized gain or (loss) on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets.

Amortization of deferred gain on reinsurance:  The increase in 2022 to $2.0 million from $1.0 million in 2021 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2022.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The increase in this revenue, to $1.5 million in 2022 from $1.1 million in 2021, was due primarily to an increase in the assets managed by 1505 Capital.

Other revenue: Other revenue consists of revenue generated by providing ancillary services such as third-party administration (“TPA”) to clients and policy surrender charges. The increase in 2022 was primarily due to increased policy surrender charges.

Expenses

Our expenses for the periods indicated are summarized below:

	Six months ended June 30,
(In thousands)	2022	2021
Interest credited	$(12,170)	$1,585
Benefits	994	—
Increase in benefit reserves	—	0
Amortization of deferred acquisition costs	1,902	1,027
Salaries and benefits	8,615	7,441
Other operating expenses	(4,060)	2,645
	$(4,719)	$12,698

Interest credited: The decrease was primarily due to the interest credited in 2022 relating to the MYGA products of approximately negative $2.0 million and $0.8 million for 2022 and 2021, respectively, offset by interest credited related on our retained FIA policies of approximately negative $14.2 million and negative $0.6 million for 2022 and 2021, respectively. The FIA interest credited is related to the fair market value of the embedded derivative which is owed to policyholders which experienced a sharp decline due to the increases in the Federal Reserve interest rates,  partially offset by the realized gain on our total return swap that is included in the net realized gain on investments above.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of American Life’s MYGA and FIA products where we retained approximately 61% of the business in 2022 compared to the 46% retained in 2021. These figures include the DAC of Seneca Re protected cells, SRC1 and SRC3.

Salaries and benefits The increase to $8.6 million compared with $7.4 million was due to costs incurred to attract and add personnel to service our business growth and the cost related to non-cash stock consideration. We have hired more in-house expertise to service our growth initiatives and reduce the reliance on third-party providers.

Other operating expenses: Other operating expenses were approximately $6.7 million lower due primarily to:

●	Our FIA products have embedded derivatives included in the account value that are market driven. The FIA reinsurers pay an option allowance to American Life to purchase derivatives. As of June 30, 2022 and 2021, the mark-to-market on those allowances were in a negative position so American Life incurred $11.7 million and $2.8 million, respectively, of income and receivable from the reinsurers for that market value true-up. As the market fluctuates going forward, the mark-up of the option allowance will go up or down.
●	Offset due to increases in other operating expenses of approximately $2.4 million was due to fees to consultants to assist in implementing our business plan and new accounting software, increased audit and actuarial costs, and overhead office expenses to support our plan growth of our business.

Taxes

Income tax expense increased by $0.4 million to $2.6 million in 2022 from $2.2 million in 2021. This change was primarily driven by the change in the reinsurance modified coinsurance tax reserves discussed above.

Investments

Most investments on our Consolidated Balance Sheets are held on behalf of our reinsurers as collateral under our reinsurance agreements. As a result, our investment allocations are largely a function of our collective reinsurer investment allocations. While the reinsurers have the investment risk on these assets, we typically restrict their investment allocations via control over the selection of the asset managers as well as asset restrictions set forth in investment guidelines and control over the investment managers. In many of our reinsurance agreements, 1505 Capital acts as the asset manager for the invested assets for a fee.

Our investment guidelines relate primarily to collateralized loan obligations, corporate bonds, commercial mortgages on real estate, mortgage-backed securities, and term loans. The duration of our investments is 5 to 10 years in line with that of our liabilities. We do allow non-U.S. dollar denominated investments where the foreign exchange risk is hedged back to U.S. dollars.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2022, and December 31, 2021. Increases in fixed maturity securities primarily resulted from the proceeds of our new MYGA and FIA products during 2022. Most of the investments as of June 30, 2022, and December 31, 2021 are held as collateral for our reinsurers.

	June 30, 2022		December 31, 2021
	Carrying	Percent	Carrying	Percent
(In thousands)	Value	of Total	Value	of Total
Fixed maturity securities:
Bonds:
U.S. government obligations	$2,029	0.2%	$1,882	0.2%
Mortgage-backed securities	142,022	10.6	55,280	4.9
Asset-backed securities	37,068	2.8	24,951	2.2
Collateralized loan obligations	218,326	16.3	274,523	24.6
States and political subdivisions-general obligations	203	—	114	—
States and political subdivisions-special revenue	131	—	5,612	0.5
Corporate	35,032	2.6	37,139	3.3
Term loans	448,127	33.5	267,468	24
Trust preferred	0	—	2,237	0.2
Redeemable preferred stock	11,533	0.9	14,090	1.3
Total fixed maturity securities	894,471	66.9	683,296	61.1
Mortgage loans on real estate, held for investment	193,902	14.5	183,203	16.4
Derivatives	7,190	0.5	23,022	2.1
Equity securities	11,925	0.9	21,869	2
Other invested assets	71,170	5.3	35,293	3.2
Investment escrow	1,491	0.1	3,611	0.3
Federal Home Loan Bank (FHLB) stock	500	—	500	—
Preferred stock	22,072	1.7	18,686	1.7
Notes receivable	6,111	0.5	5,960	0.5
Policy Loans	22	—	87	—
Cash and cash equivalents	128,964	9.6	142,013	12.7
Total investments, including cash and cash equivalents	$1,337,818	100.0%	$1,117,540	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2022, and December 31, 2021.

	June 30, 2022		December 31, 2021
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$8,168	0.9%	$2,674	0.4%
AA	452	0.1	482	0.1
A	308,991	34.5	168,141	24.6
BBB	545,247	61.0	462,699	67.7
Total investment grade	862,858	96.5	633,996	92.8
BB and below	31,613	3.5	49,300	7.2
Total	$894,471	100.0%	$683,296	100.0%

Approximately 96.5% and 92.8% of all fixed maturity securities were investment grade as of June 30, 2022, and December 31, 2021, respectively.

We expect that the net proceeds from our MYGA and FIA products sales will continue to result in an increase in investable assets in future periods.

Market Risks of Financial Instruments

The primary market risks affecting the investment portfolio are interest rate risk, credit risk and liquidity risk. With respect to investments that we hold on our Consolidated Balance Sheets as collateral, our reinsurers bear the market risks related to these investments, and we bear the market risks on any net retained investments.

Interest Rate Risk

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. Interest and dividend income represent the greatest portion of an investment’s return for most fixed maturity securities in stable interest rate environments. The changes in the fair value of such investments are inversely related to changes in market interest rates. As interest rates fall, the interest and dividend streams of existing fixed-rate investments become more valuable and fair values rise. As interest rates rise, the opposite effect occurs. Our liabilities also have interest rate risk although GAAP does not require our liabilities to be marked to market. We mitigate interest rate risk by monitoring and matching the duration of assets compared to the duration of liabilities.

Credit Risk

We are exposed to credit risk through counterparties and within the investment portfolio. Credit risk relates to the uncertainty associated with an obligor’s ability to make timely payments of principal and interest in accordance with the contractual terms of an instrument or contract. We manage our credit risk through diversification of investments among many corporations and numerous industries. Additionally, our investment policy limits the size of holding in any particular issuer.

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

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with SAP prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net income (loss) of American Life under SAP, see Note 14 – Statutory Net Income and Surplus to our Consolidated Financial Statements. As of June 30, 2022, American Life maintained sufficient capital and surplus to comply with regulatory requirements.

We have reported our insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from SAP. The following items are principal differences between SAP and GAAP. SAP:

●	requires that we exclude certain assets, called non-admitted assets, from the balance sheet.
●	requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.
●	dictates how much of a deferred income tax asset that we can admit on a statutory balance sheet.
●	requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record investments that have a readily obtainable valuation at fair value. Investments without a valuation are carried at amortized cost.
●	allows bonds to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”), while they are recorded at fair value for GAAP.
●	allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.
●	requires that we record reserves in liabilities and expense for policies written, while we record all transactions related to the annuity products under GAAP as deposit-type contract liabilities.
●	Requires that a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over 90 days and for unsecured amounts recoverable from unauthorized reinsurers. Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.
●	requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101, and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP. Our insurance subsidiaries must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP.

State insurance laws and regulations govern the operations of all insurers and reinsurers such as our insurance and reinsurance company subsidiaries. These various laws and regulations require that insurance companies maintain minimum amounts of statutory surplus regarding policyholders and risk-based capital and determine the dividends that insurers can pay without prior approval from regulators. The statutory net income of American Life is one of the primary sources of additions to our statutory surplus, in addition to capital contributions from us.

The table below sets forth our SAP net income (loss) for each of the three and six months ended June 30, 2022 and 2021 for each of our insurance subsidiaries and then reconciled to GAAP.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Consolidated GAAP net income (loss)	$9,266	$(4,992)	$9,452	$(6,594)
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	5,413	(776)	3,856	(2,383)
GAAP net gain (loss) of statutory insurance entities	$3,853	$(4,216)	$5,596	$(4,211)

GAAP net income (loss) by statutory insurance entity:
American Life	$10,660	$(1,302)	$11,551	$(3,282)
Seneca Re Protected Cell 01	(7,595)	(1,872)	(7,535)	(929)
Seneca Re Protected Cell 03	788	—	1,580	—
SAP net gain (loss)	$3,853	$(3,174)	$5,596	$(4,211)

Reconciliation of GAAP and SAP
GAAP net income (loss) of American Life	10,660	(1,302)	11,551	(3,282)
Increase (decrease) due to:
Deferred acquisition costs	(9,052)	(9,967)	(15,846)	(20,676)
Coinsurance transactions	88,083	46,535	157,744	102,989
Carrying value of reserves	(80,747)	(32,106)	(143,935)	(74,671)
Foreign exchange and derivatives	5,767	(6,215)	20,366	—
Gain (loss) on sale of investments, net of asset valuation reserve	(6,130)	163	(12,181)	(2,072)
Other	(282)	(938)	192	(9)
SAP net income (loss) of American Life	$8,299	$(3,830)	$17,891	$2,279

GAAP net income (loss) of Seneca Re Protected Cell 01	(7,595)	(1,872)	(7,535)	(929)
Increase (decrease) due to:
Deferred acquisition costs	586	146	1,110	(4,722)
Coinsurance transactions	71	1,591	148	37,825
Carrying value of reserves	(2,307)	(707)	(5,551)	(35,783)
Gain on sale of investments, net of asset valuation reserve	7,974	—	9,789	1,795
Other gain (loss)	(160)	1,265	(214)	(773)
SAP net income (loss) of Seneca Re Protected Cell	$(1,431)	$423	$(2,253)	$(2,587)

GAAP net income (loss) of Seneca Re Protected Cell 03	788	—	1,580	—
Increase (decrease) due to:
Deferred acquisition costs	280	—	521	—
Coinsurance transactions	23,905	—	23,756	—
Carrying value of reserves	(26,694)	—	(27,689)	—
Gain on sale of investments, net of asset valuation reserve	1,199	—	1,785	—
Other	(42)	—	(48)	—
SAP net income (loss) of Seneca Re Protected Cell 03	$(564)	$—	$(95)	$—

SAP net gain (loss) of statutory insurance entities	$7,735	$(3,830)	$15,543	$(308)

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

Management believes the use of these non-GAAP measures, together with the relevant GAAP measures provides information that may enhance understanding of our results by investors. Non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. These non-GAAP financial measures should be considered along with, but not as alternatives to, our operating performance measures as prescribed by GAAP.

Operating Metric – Annuity Premiums

We monitor annuity premiums as a key operating metric in evaluating the performance of our business. Annuity premiums, also referred to as sales or direct written premiums, do not correspond to revenues under GAAP, but are relevant metrics to understand our business performance. Under SAP, our annuity premiums received are treated as premium revenue. Our premium metrics include all sums paid by an individual annuitant in a given period. We typically transfer a substantial portion of the premium and policy obligations to reinsurers. Ceded premium represents the premium we transfer to reinsurers in a given period. Retained premium represents the portion of premium received during a given period that was not ceded to reinsurers and will either be reinsured in a subsequent period or retained by us. We typically retain premiums prior to transferring them to reinsurers to facilitate block and other reinsurance transactions.

The following tables set forth premiums received under SAP. Under GAAP these products are defined as deposit-type contracts; therefore, the premium revenue is accounted under GAAP as deposit-type liabilities on our Consolidated Balance Sheets and is not recognized in our Consolidated Statements of Comprehensive Loss

	Six months ended June 30,
(In thousands)	2022	2021
Annuity Premiums (SAP)
Annuity direct written premiums	$254,145	$249,519
Ceded premiums	(100,023)	(133,570)
Net premiums retained	$154,122	$115,949

Starting in the fourth quarter of 2021, sales of our annuity products decreased compared to like prior periods, and the competitive decrease continued through the first quarter of 2022. We took pricing action on both our FIA and MYGA products that were a key factor in sales rebounding in the second quarter of 2022 and we monitor our competitiveness in the market on an ongoing basis. We are seeking to grow annuities through the IMO channel by further developing our relationships with existing IMOs and increasing the number of IMO partners that distribute our annuity products, as well as increasing the number of states in which we are licensed to sell our annuity products. We are also seeking to distribute to new channels, including the registered investment advisor (RIA) channel as well as the bank and broker-dealer channels.

Operating Metric – Fees Received for Reinsurance

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2022	2021
Fees received for reinsurance(1)
Fees received for reinsurance - total	$3,197	$4,864	$5,626	$7,722

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

For the three months ended June 30, 2022, fees received for reinsurance decreased 36% compared to the like period in the prior year due to lower reinsurance volumes. For the three months ended June 30, 2022, and 2021, the components of fees received for reinsurance included $1.0 million of amortization of deferred gain on reinsurance from our GAAP Consolidated Statements of Comprehensive Loss and $2.2 million of deferred coinsurance ceding commission from our GAAP Consolidated Statements of Cash Flows.

For the six months ended June 30, 2022, fees received for reinsurance decreased 27% compared to the like period in the prior year due to lower reinsurance volumes. For the six months ended June 30, 2022 and 2021, the components of fees received for reinsurance included $2.0 million of amortization of deferred gain on reinsurance from our GAAP Consolidated Statements of Comprehensive Loss and $3.6 million of deferred coinsurance ceding commission from our GAAP Consolidated Statements of Cash Flows.

Reconciliation – Management Expenses to GAAP Expenses

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Management Expenses
G&A	$6,999	$5,893	$15,850	$11,144

Management interest credited	2,895	1,740	5,937	2,882
Amortization of deferred acquisition costs	1,052	524	1,902	1,027
Expenses related to retained business	3,947	2,264	7,839	3,909
Management expenses - total	$10,946	$8,157	$23,689	$15,053

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
G&A
Salaries and benefits - GAAP	$4,298	$4,514	$8,615	$7,441
Other operating expenses - GAAP	(2,240)	4,174	(4,060)	2,645
Subtotal	2,058	8,688	4,555	10,086
Adjustments:
Less: Stock-based compensation	(354)	(1,508)	(386)	(1,770)
Less: Mark-to-market option allowance	5,295	(1,287)	11,681	2,828
G&A	$6,999	$5,893	$15,850	$11,144

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Management Interest Credited
Interest credited - GAAP	$(5,496)	$3,931	$(12,170)	$1,585
Adjustments:
Less: FIA interest credited - GAAP	6,401	(3,404)	14,165	(586)
Add: FIA options cost - amortized - GAAP	1,990	1,213	3,942	1,883
Management interest credited	$2,895	$1,740	$5,937	$2,882

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Reconciliation - Management Expenses to GAAP Expenses
Total expenses - GAAP	$(1,392)	$13,143	$(4,719)	$12,698
Adjustments:
Less: Benefits	(994)	—	(994)	—
Less: Stock-based compensation	(354)	(1,508)	(386)	(1,770)
Less: Mark-to-market option allowance	5,295	(1,287)	11,681	2,828
Less: FIA interest credited - GAAP	6,401	(3,404)	14,165	(586)
Add: FIA options cost - amortized - GAAP	1,990	1,213	3,942	1,883
Management expenses - total	$10,946	$8,157	$23,689	$15,053

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

For the three months ended June 30, 2022, the sum of salaries and benefits and other operating expenses totaled $2.1 million compared to $8.7 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with $5.3 million of non-cash mark-to-market option allowance of our derivative option allowance, which we exclude in our management G&A.

For the six months ended June 30, 2022, the sum of salaries and benefits and other operating expenses totaled $4.6 million compared to $10.1 million for the six months ended June 30, 2022. For the six months ended June 30, 2022, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with $11.7 million of non-cash mark-to-market option allowance of our derivative option allowance, which we exclude in our management G&A.

Liquidity and Capital Resources

At June 30, 2022, and December 31, 2021, we had cash and cash equivalents totaling $129.0 compared to $142.0 million, respectively. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital transaction expenditures for the foreseeable future. We have not seen an impact on our cash flows related to the COVID-19 pandemic during the last two years. In the event we are successful in furthering our state expansion, we expect an increase in our sales of our MYGA and FIA products.

The NAIC has established minimum capital requirements in the form of risk based capital (“RBC”) that factors the type of business written by an insurance company, the quality of its assets and various other aspects of its business to develop a minimum level of capital known as “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under SAP, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. The RBC calculation is performed annually and as of December 31, 2021, the RBC ratio of American Life was 764%.

Comparative Cash Flows

Cash flow is an important component of our business model because we receive annuity premiums and invest them upon receipt for our reinsurers and us and for the benefit of our policyholders.

The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated.

	Six months ended June 30,
	2022	2021
(In thousands)
Net cash provided by (used in) operating activities	$35,527	$(8,725)
Net cash provided by (used in) investing activities	(282,004)	(315,755)
Net cash provided by (used in) financing activities	233,428	243,080
Net increase (decrease) in cash and cash equivalents	(13,049)	(81,400)
Cash and cash equivalents:
Beginning of period	142,013	151,679
End of period	$128,964	$70,279

Cash Provided by Operating Activities

Net cash provided by operating activities was $35.5 million for the six months ended June 30, 2022, which was comprised primarily of an increase in realized losses on investments of $18.8 million, an increase in recoverable from reinsurers of $18.4 million, a receivable for securities of $17.0 million, and an increase in other assets and liabilities of $9.3 million. These were offset by a decrease in deposit type liabilities of $27.8 million, and an increase in amortization of DAC of $10.5 million.

Cash Used in Investing Activities

Net cash used for investing activities for the six months ended June 30, 2022, was $282.0 million. The primary use of cash resulted from our purchase of investments from sales of the MYGA and FIA products of $522.4 million. Offsetting this use of cash was our sale of investments in available-for-sale securities for proceeds of $250.6 million.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022, was $233.4 million. The primary source of cash was net receipts on the MYGA and FIA products of $254.1 million. The primary use of cash was withdrawals on those products of $18.1 million and $2.0 million transferred to noncontrolling interest.

Impact of Inflation

Insurance premiums are established before the amount of losses and loss adjustment expenses, and the extent to which inflation may affect such losses and expenses, are known. We attempt, in establishing premiums, to anticipate the potential impact of inflation. If, for competitive reasons, premiums cannot be increased to anticipate inflation, this cost would be absorbed by us. Inflation also affects the rate of investment return on our investment portfolio with a corresponding effect on investment income.

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements, disclosed in Note 12. Contingencies and Commitments below, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As a “smaller reporting company,” the Company is not required to provide a table of contractual obligations required pursuant to this Item.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” the Company is not required to provide disclosure pursuant to this Item.

ITEM 4. CONTROLS AND PROCEDURES.

We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including our consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and our Board of Directors.

Management, (with the participation of our principal executive officer and principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes with respect to the Company’s internal control over financial reporting or any other factors that materially affect, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2022.

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

Dated: August 15, 2022

MIDWEST HOLDING INC.

By:	/s / Georgette Nicholas
Name:	Georgette Nicholas
Title:	Chief Executive Officer

MIDWEST HOLDING INC.

By:	/s/ Daniel S. Maloney
Name:	Daniel S. Maloney
Title:	Principal Accounting Officer and