Form 10-Q
period 2022-09-30
MIDWEST HOLDING INC.
filed 2022-11-14
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022
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

As of November 14, 2022, there were 3,727,976 shares of the registrant’s Voting Common Stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDWEST HOLDING INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(In thousands, except share information)	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost: $1,102,254 and $679,921, respectively) (See Note 4)	$1,048,081	$683,296
Mortgage loans on real estate, held for investment	204,423	183,203
Derivative instruments (See Note 5)	11,840	23,022
Equity securities, at fair value (cost: $10,256 in 2022 and $22,158 in 2021)	9,325	21,869
Other invested assets	78,569	35,293
Investment escrow	344	3,611
FHLB stock	501	500
Preferred stock	21,579	18,686
Notes receivable	6,189	5,960
Policy loans	21	87
Total investments	1,380,872	975,527
Cash and cash equivalents	208,664	142,013
Deferred acquisition costs, net	39,377	24,530
Premiums receivable	364	354
Accrued investment income	23,915	13,623
Reinsurance recoverables (See Note 9)	5,791	38,579
Intangible assets	700	700
Property and equipment, net	1,990	386
Operating lease right of use assets	2,179	2,360
Receivable for securities sold	13,026	19,732
Other assets	9,190	2,113
Total assets	$1,686,068	$1,219,917
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$12,953	$12,941
Policy claims	2,963	237
Deposit-type contracts (See Note 11)	1,537,583	1,075,439
Advance premiums	2	1
Deferred gain on coinsurance transactions	35,464	28,589
Lease liabilities (See Note 13):
Operating lease	2,192	2,364
Payable for securities purchased	20,941	5,546
Other liabilities	34,100	9,044
Total liabilities	1,646,198	1,134,161
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of September 30, 2022 or December 31, 2021	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,727,976 shares issued and outstanding as of September 30, 2022 and 3,737,564 at December 31, 2021, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	138,166	138,452
Treasury stock	(175)	(175)
Accumulated deficit	(53,276)	(70,159)
Accumulated other comprehensive (loss) income	(52,943)	2,634
Total Midwest Holding Inc.'s stockholders' equity	31,776	70,756
Noncontrolling interests	8,094	15,000
Total stockholders' equity	39,870	85,756
Total liabilities and stockholders' equity	$1,686,068	$1,219,917

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Revenues
Investment income, net of expenses	$12,938	$6,196	$29,721	$12,303
Net realized gain (loss) on investments (See Note 4)	4,135	(2,115)	(14,676)	(2,704)
Amortization of deferred gain on reinsurance transactions	1,239	662	3,251	1,711
Service fee revenue, net of expenses	118	628	1,632	1,738
Other revenue	569	400	1,530	1,007
Total revenue	18,999	5,771	21,458	14,055
Expenses
Interest credited	5,682	284	(6,489)	1,868
Benefits	1,351	—	2,345	—
Amortization of deferred acquisition costs	1,193	753	3,095	1,780
Salaries and benefits	3,751	4,025	12,366	11,466
Other operating expenses	2,317	4,124	(1,744)	6,769
Total expenses	14,294	9,186	9,573	21,883
Net income (loss) before income tax expense	4,705	(3,415)	11,885	(7,828)
Income tax benefit (expense) (See Note 8)	(1,250)	351	(3,848)	(1,828)
Net income (loss) after income tax benefit (expense)	3,455	(3,064)	8,037	(9,656)
Less: Income attributable to noncontrolling interest	(3,976)	—	(8,846)	—
Net income (loss) attributable to Midwest Holding Inc.	7,431	(3,064)	16,883	(9,656)
Comprehensive income (loss):
Unrealized gains (losses) on investments arising during the three months ended September 2022 and 2021, net of offsets, net of tax ($5.4 million and $0.2 million, respectively); unrealized gains (losses) on investments arising during the nine months ended September 2022 and 2021, net of offsets, net of tax ($10.4 million and $0.2 million, respectively)	(26,114)	1,085	(55,483)	2,421
Less: Reclassification adjustment for net realized losses on investments, net of offsets during the three months ended September 2022 and 2021 (net of tax ($19.9 million) and $0.1 million, respectively); reclassification adjustment for net realized losses on investments, net of offsets during the nine months ended September 2022 and 2021 (net of tax ($24.9 million) and $0.4 million, respectively)	(952)	(505)	(94)	(1,611)
Other comprehensive income (loss)	(27,066)	580	(55,577)	810
Comprehensive loss	$(19,635)	$(2,484)	$(38,694)	$(8,846)

Impairment
Total other-than-temporary impairment	346	—	880	—
Net other-than-temporary impairment loss recognized in net income	$346	$—	$880	$—

Income (Loss) per common share
Basic	$1.99	$(0.82)	$4.52	$(2.58)
Diluted	$1.96	$(0.82)	$4.45	$(2.58)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended September 30,
			Additional
	Treasury	Common	Paid-In	Retained		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Earnings	AOCI*	Interest	Equity
Balance at June 30, 2022	$(175)	$4	$138,838	$(60,707)	$(25,877)	$12,413	$64,496
Net income	—	—	—	7,431	—	—	7,431
Employee stock options	—	—	(672)	—	—	—	(672)
Unrealized gains on investments, net of taxes	—	—	—	—	(27,066)	—	(27,066)
Noncontrolling interest	—	—	—	—	—	(4,319)	(4,319)
Balance, September 30, 2022	$(175)	$4	$138,166	$(53,276)	$(52,943)	$8,094	$39,870
Balance at June 30, 2021	$(175)	$4	$135,233	$(60,114)	$6,661	$—	$81,609
Net (loss)	—	—	—	(3,064)	—	—	(3,064)
Additional capital raise related expenses	—	—	7	—	—	—	7
Employee stock options	—	—	996	—	—	—	996
Unrealized gains on investments, net of taxes	—	—	—	—	580	—	580
Balance, September 30, 2021	$(175)	$4	$136,236	$(63,178)	$7,241	$—	$80,128

	Nine months ended September 30,
			Additional
	Treasury	Common	Paid-In	Retained		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Earnings	AOCI*	Interest	Equity
Balance, December 31, 2021	$(175)	$4	$138,452	$(70,159)	$2,634	$15,000	$85,756
Net income	—	—	—	16,883	—	—	16,883
Employee stock options	—	—	(286)	—	—	—	(286)
Unrealized gains on investments, net of taxes	—	—	—	—	(55,577)	—	(55,577)
Noncontrolling interest	—	—	—	—	—	(6,906)	(6,906)
Balance, September 30, 2022	$(175)	$4	$138,166	$(53,276)	$(52,943)	$8,094	$39,870
Balance at December 31, 2020	$(175)	$4	$133,592	$(53,522)	$6,431	$—	$86,330
Net (loss)	—	—	—	(9,656)	—	—	(9,656)
Additional capital raise related expenses	—	—	(121)	—	—	—	(121)
Employee stock options	—	—	2,765	—	—	—	2,765
Unrealized losses on investments, net of taxes	—	—	—	—	810	—	810
Balance, September 30, 2021	$(175)	$4	$136,236	$(63,178)	$7,241	$—	$80,128

*Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
(In thousands)	2022	2021
Cash Flows from Operating Activities:
Income (loss) attributable to Midwest Holding, Inc.	$16,883	$(9,656)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(6,982)	(1,529)
Depreciation and amortization	229	38
Stock options	(287)	2,765
Amortization of deferred acquisition costs	3,095	1,780
Deferred acquisition costs capitalized	(18,285)	(12,449)
Net realized loss on investments	14,676	2,704
Deferred gain on coinsurance transactions	6,875	9,601
Changes in operating assets and liabilities:
Reinsurance recoverable	33,698	(6,659)
Interest and dividends due and accrued	(10,292)	(5,368)
Premiums receivable	(10)	(20)
Deposit-type liabilities	(17,245)	—
Policy liabilities	2,740	14,763
Receivable and payable for securities	22,100	—
Other assets and liabilities	17,697	4,947
Net cash provided by operating activities	64,892	917
Cash Flows from Investing Activities:
Fixed maturities available for sale:
Purchases	(692,348)	(480,700)
Proceeds from sale or maturity	296,179	204,452
Mortgage loans on real estate, held for investment
Purchases	(75,985)	(97,075)
Proceeds from sale	58,033	25,749
Derivatives
Purchases	(22,981)	(14,496)
Proceeds from sale	3,232	4,314
Equity securities
Purchases	—	(38,972)
Proceeds from sale	12,772	—
Other invested assets
Purchases	(48,302)	(58,437)
Proceeds from sale	3,334	34,965
Purchase of restricted common stock	(1)	(500)
Preferred stock	(2,893)	(3,128)
Net change in policy loans	66	(9)
Net purchases of property and equipment	(1,830)	(54)
Net cash (used in) investing activities	(470,724)	(423,891)
Cash Flows from Financing Activities:
Net transfer to noncontrolling interest	(6,906)	—
Capital contribution	—	(121)
Receipts on deposit-type contracts	509,660	367,446
Withdrawals on deposit-type contracts	(30,271)	(14,543)
Net cash provided by financing activities	472,483	352,782
Net increase (decrease) in cash and cash equivalents	66,651	(70,192)
Cash and cash equivalents:
Beginning	142,013	151,679
Ending	$208,664	$81,487

Supplementary information
Cash paid for taxes	$2,870	$3,711

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated in Nebraska on October 31, 2003, for the primary purpose of operating a financial services company. The Company redomesticated from the State of Nebraska to the State of Delaware on August 27, 2020. The Company is in primarily the life and annuity insurance business and operates through its wholly owned subsidiaries, American Life & Security Corp. (“American Life”), and 1505 Capital LLC (“1505 Capital”) as well as through its sponsored captive reinsurance company, Seneca Reinsurance Company, LLC (“Seneca Re”).

American Life is a Nebraska-domiciled life insurance company that is currently licensed to sell, underwrite, and market life insurance and annuity products in 22 states and the District of Columbia.

Effective March 12, 2020, Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company. On May 12, 2020, Midwest contributed $0.3 million to Seneca Re for a 100% ownership interest. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of September 30, 2022, Seneca Re has three incorporated cells, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Re Protected Cell 2021-03 (“SRC3”) which are consolidated in our financial statements, as well as Seneca Re Protected Cell LLC 2022-04 (“SRC4”) which was incorporated on June 29, 2022, and is not consolidated into our financial statements.

Midwest owned a 100% interest in SRC1 by contributing a total of $21.4 million. On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to a subsidiary of ORIX Corporation USA (“ORIX USA”) for $15.0 million. Under the terms of the agreement, Midwest now holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations going forward, replacing Midwest’s asset management arm, 1505 Capital.

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

On September 30, 2022, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2022-04 (“SRC4”)). SRC4 was capitalized by loans from Embrace Software, Inc (“Embrace”) and Tillman Networks LLC (“Tillman”). The Reinsurance Agreement was effective as of July 1, 2022, among American Life and Seneca Re. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of fixed and multi-year guaranteed annuity products. Under the Reinsurance Agreement, SRC4 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA-5 products and a quota share percentage of 10% for MYGA-3 products. American Life has established a Modco Deposit Account, a Funds Withheld custody account, and a Trust Account pursuant to the Reinsurance Agreement. The initial settlement included net premium of $21.4 million and net reserves of $21.5 million for the modified coinsurance account.

Also on September 30, 2022, American Life entered into an Investment Management Agreement (“IMA”) with CoVenture Management, LLC (“CoVenture”) naming CoVenture as the manager of certain assets held by American Life on behalf of SRC4.

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

Basis of Presentation

These financial statements include all adjustments, consisting of only normal recurring adjustments, which are necessary to make our financial position at September 30, 2022, and the results of our operations for the three and nine months ended September 30, 2022 and 2021 not misleading. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), the accompanying condensed consolidated financial statements do not include all disclosures normally required by generally accepted accounting principles in the United States of America (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 on file with the SEC. In our opinion, the condensed consolidated financial statements are a fair presentation of the financial position, results of operations, changes in stockholders’ equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

Fixed Maturities

All fixed maturities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value as of the financial statement date. Premiums and discounts on fixed maturity debt instruments are amortized using the scientific-yield method over the term of the instruments. Realized gains and losses on securities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in accumulated other comprehensive income (loss).

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. The Company had no impairments recognized in this asset class as of September 30, 2022, 2021, or as of December 31, 2021.

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

Mortgage loans on real estate, held for investment

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances for impairments on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate and disposition of collateral. These evaluations are revised as conditions change and new information becomes available. As of September 30, 2022, the Company held one asset valued at $7.7 million with a total impairment of $0.9 million. No such impairments were recognized as of December 31, 2021.

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

During the last quarter of 2020, the Company began investing in futures to hedge the fluctuations in various aspects of our business. The formal documentation and hedge effectiveness was not completed at the date we entered into those futures contracts; therefore, they do not qualify for hedge accounting. The futures change in fair market values were recorded on our consolidated statement of comprehensive loss as realized gains or (losses).

Additionally, reinsurance agreements written on a FW or Modco basis contain embedded derivatives on our annuity products. Gains or (losses) associated with the performance of assets maintained in the modified coinsurance deposit and funds withheld accounts are reflected as realized gains or (losses) in the consolidated statement of comprehensive loss.

Equity Securities

Equity securities at September 30, 2022, consisted of exchange traded funds (“ETFs”). The ETFs are carried at fair value with the change in fair value recorded through realized gains and losses in the Consolidated Statements of Comprehensive Loss. As of September 30, 2022, and December 31, 2021, we held $9.3 million and $21.9 million of ETFs, respectively.

Federal Home Loan Bank

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

Membership allows access to various funding arrangements to provide a source of additional liquidity. As of September 30, 2022, the Company had pledged assets with a market value of $37.9 million to FHLB to allow a borrowing capacity of $34.5 million. As of September 30, 2022 and 2021 and December 31, 2021, there were no such outstanding funding arrangements.

Other invested assets

Other invested assets of approximately $78.6 million primarily consist of approximately $45.0 million of collateral loans, and $33.6 million of private credit, and equipment leases. Also, we had an initial investment of $19.0 million investment in a private fund between American Life and an unaffiliated entity, PF Collinwood Holdings, LLC (“PFC”), with American Life owning 100% of the entity effective January 2021. No gain or loss was recognized from the repackaging of PFC. The statement value approximates the fair value of the PFC investment as of September 30, 2022, and December 31, 2021, of $13.9 million and $14.5 million, respectively, with the change in fair market value recorded in unrealized gains and losses in equity on the balance sheet. On February 2, 2022, we established a special purpose vehicle, Python Asset Holding LLC, with American Life owning 100% of the entity with an initial investment of $7.4 million. As of September 30, 2022, our investment in Python was carried at the net investment value (“NAV”) plus approximately $0.3 million of investment income.

Investment escrow

The Company held in escrow $0.3 million and $3.6 million as of September 30, 2022, and December 31, 2021, respectively. The funds held in escrow were used to settle mortgage loan investments that closed in October 2022, and January 2022, respectively.

Preferred Stock

The Company held a perpetual preferred stock investment of $10.0 million as of September 30, 2022, and December 31, 2021, respectively. The change in fair market value is recorded in net investment income on the Statement of Comprehensive Loss.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). Through these transactions American Life acquired preferred equity in AGH in British Pound Sterling (“GBP”) of 3.6 million along with warrants bearing no initial assigned value. American Life subsequently created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the preferred equity and warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity and warrants at a market value in USD of $9.3 million as of September 30, 2022, and $8.7 million as of December 31, 2021. The change in market value for the preferred stock and warrants of $1.9 million was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $1.9 million of investment income $0.5 million was attributable to the noncontrolling interest held by Crestline Re SP1.

Notes receivable

The Company held notes receivable carried at fair value of $6.2 and $6.0 million as of September 30, 2022, and December 31, 2021, respectively between American Life and a related party. The note receivable has an annual interest rate of 5% which is paid-in-kind (“PIK”) interest per annum that increases the outstanding note balance. This note was rated BBB+ by a nationally recognized statistical rating organization. This note matures on June 18, 2050. See Note 18 – Related Party – Chelsea for details regarding this note.

Policy loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and cash equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2022, and December 31, 2021, the Company held approximately GBP 0.2 million and GBP 2.2 million in several of our custody accounts, respectively. The USD equivalent held was approximately $0.2 million and $3.0 million, respectively. As of September 30, 2022, and December 31, 2021, the Company held less than approximately Euro 0.1 million and 9.3 million, respectively. The USD equivalent held was approximately $0.1 million and $10.6 million, respectively. For the three months ended September 30, 2022, and 2021, we had realized gains of approximately $0.8 million and $0.1 million respectively, related to the change in the foreign currency exchange rate of the GBP and Euro that were recorded in realized (losses) gains on investments in the Consolidated Statements of Comprehensive Loss. For the nine months ended September 30, 2022, and 2021, we had realized gains of $1.3 million approximately and $0.1 million respectively, related to the change in the foreign currency exchange rate of the GBP and Euro that were recorded in realized (losses) gains on investments in the Consolidated Statements of Comprehensive Loss. The Company had no money market investments as of September 30, 2022, and December 31, 2021.

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

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which in management’s judgement require an immediate review. The Company performed a recoverability analysis during the fourth quarter of 2021 and determined that all DAC balances were recoverable as of December 31, 2021. The Company determined that no events occurred in the nine months ended September 30, 2022, that suggest a review should be undertaken.

Property and equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over 3 to 7 years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $0.1 million and less than $0.1 million for the three months ended September 30, 2022, and 2021, respectively.  Depreciation expense totaled $0.2 million and less than $0.1 million for the nine months ended September 30, 2022, and 2021, respectively. Accumulated depreciation totaled $1.3 million and $1.1 million as of September 30, 2022, and December 31, 2021, respectively.

During the first quarter of 2021, the Company began the implementation of a new cloud-based enterprise resource planning and enterprise performance management system. The Company capitalized related consultation and support expenses relating to this system and began amortizing these fees over a period of five years starting in 2022. The useful life of the system has been estimated at five years in accordance with guidance in ASC 350, Intangibles – Goodwill and Other (as updated by ASU 2018-15). At September 30, 2022, and December 31, 2021, the Company had capitalized approximately $1.4 million and $1.2 million of expenses incurred respectively. This software was implemented in the first quarter of 2022.

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

Reinsurance

In the normal course of business, the Company seeks to limit any single exposure to losses on large risks by purchasing reinsurance. The amounts reported in the Consolidated Balance Sheets as reinsurance recoverable include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities that have not yet been paid. Reinsurance recoverable on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverable. Management believes the recoverables are appropriately established. The Company generally strives to diversify its credit risks related to reinsurance ceded. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers including their activities with respect to claim settlement practices and commutations and establishes allowances for uncollectible reinsurance recoverable as appropriate. There were no allowances established as of September 30, 2022, and 2021, or December 31, 2021.

We seek to reinsure substantially all of our new annuity policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. Under these reinsurance agreements, we expect there will be a monthly or quarterly settlement of premiums, claims, surrenders, collateral, and other administration fees. We believe this will help preserve American Life’s capital while supporting its growth because American Life will have lower capital requirements when its business is reinsured due to lower overall financial exposure versus retaining the insurance policy business itself. See Note 9 below for further discussion of our reinsurance activities.

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

Midwest formed Seneca Re in early 2020, followed by Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Incorporated Cell, LLC 2021-03 (“SRC3”), which are consolidated in our financial statements. Midwest sold 70% ownership of SRC1 to ORIX USA on December 30, 2021, and retained 30% ownership. Midwest maintains control over SRC1 and we continue to consolidate SRC1 in our financial statements and eliminate the noncontrolling interest. Additionally, Seneca Re has established Seneca Incorporated Cell, LLC 2022-04, however management has determined that Midwest does not control the entity and thus it is not consolidated into these financial statements.

Some reinsurers are not and may not be “accredited” or qualified as reinsurers under Nebraska law and regulations. In order to enter into reinsurance agreements with such reinsurers and to reduce potential credit risk, American Life holds a deposit or withholds funds from the reinsurer or requires the reinsurer to maintain a trust that holds assets backing up the reinsurer’s obligation to pay claims on the annuity policies American Life issues. The reinsurer may also appoint an investment manager for such funds, which in some cases may be our investment adviser subsidiary, 1505 Capital, to manage these assets pursuant to guidelines adopted by us that are consistent with Nebraska insurance investment statutes and applicable insurance regulations.

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

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $14.4 million as of September 30, 2022, and cumulative unrealized gains of $0.2 million at December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains and losses on the portfolios accrue to the third-party reinsurers. To recognize changes in the third-party unrealized gain (loss), American Life records the year-to-date change in the Consolidated Statements of Comprehensive Loss and in amounts recoverable from third-party reinsurers on the Consolidated Balance Sheet. As of September 30, 2022, American Life recognized a current year gain in the embedded derivative of $14.6 million and a gain in the embedded derivative of $0.9 million for the comparable period in 2021. For further discussion see Note 5. Derivative Instruments, below.

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

Service fee revenue is comprised of third-party administration (“TPA”) fees and investment management fees:

●	TPA fees are related to accounting services performed based on service agreements with varying lengths. Revenue associated with TPA fees are only recognized when the services are performed, which is typically on a monthly or quarterly basis.
●	Investment management fees are based on the total assets managed for each client at a contracted rate. The length of term on the contracts varies by client. The Company accrues investment management fees and recognizes revenue based on the market value of the client’s assets at the end of the applicable period, at the client’s contracted rate.

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

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $14.4 million as of September 30, 2022, and cumulative unrealized gains of $0.2 million as of December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains and losses on the portfolios accrue to the third-party reinsurers. To recognize changes in the third-party unrealized gain (loss), American Life records the year-to-date change in the Consolidated Statements of Comprehensive Loss and in amounts recoverable from third-party reinsurers on the Consolidated Balance Sheet. As of September 30, 2022, American Life recognized a current year gain in the embedded derivative of $14.6 million and a gain in the embedded derivative of $0.9 million for the comparable period in 2021. For further discussion see Note 5. Derivative Instruments below.

Basic income (loss) per share for the three months ended September 30, 2022, and 2021, was $1.99 and ($0.82), respectively, which included a current period gain of $11.3 million and of gain of $0.9 million, respectively. Basic income (loss) per share for the nine months ended September 30, 2022, and 2021, was $4.52 and ($2.58), respectively, which included the aforementioned gains of $14.6 million and of gain of $0.9 million, respectively.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018-15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350-40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. As of September 30, 2022, and December 31, 2021, the Company had analyzed and capitalized $1.4 and $1.2 million of cloud-based software cost respectively.

Future adoption of New Accounting Standards

In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services —Insurance (Topic 944). The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The new standard becomes effective for reporting periods after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024 for companies eligible as smaller reporting companies. Early application of the amendments in Update 2018-12 is permitted. We anticipate that the adoption of ASU 2018-12 will have a broad impact on our consolidated financial statements and related disclosures and will require us to make changes to certain of our processes, systems and controls. The Company is evaluating the impact this guidance will have on the results of operations and financial position.

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the FASB’s attention by stakeholders to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which was issued in June 2016. These updated amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Under ASU 2016-13, the incurred loss impairment methodology in current GAAP is replaced with a methodology that reflects expected credit losses that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures, not accounted for as insurance (loan commitments, standby letters of credit financial guarantees, and other instruments). In additions ASU 2016-13 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than a write-down on available for sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell. The new standard becomes effective for reporting periods beginning after December 15, 2022, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings.

The Company’s implementation activities continue to be performed in evaluation of the impact of this guidance will have on the results of operations and financial position. The Company utilizes the modified retrospective method and the prospective transition approach for fixed maturities for which other-than-temporary impairment has been recognized prior to January 1, 2023. As of the three months ended September 30, 2022, $346 million of other-than-temporary impairment has been recognized, compared to $0 in the prior year

Note 2. Assets and Liabilities Associated with Business Held for Sale

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

Note 3. Non-controlling Interest

On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to ORIX USA for $15.0 million. Under the terms of the agreement, Midwest holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations, replacing Midwest’s asset management arm, 1505 Capital LLC. As of September 30, 2022, Midwest recognized the original purchase of $15.0 million less $9.3 million of earnings as noncontrolling interest in the equity section of the Consolidated Balance Sheets.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). Through this transactions American Life acquired preferred equity in AGH in British Pound Sterling (“GBP”) of 3.6 million along with warrants bearing no initial assigned value. American Life subsequently created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity at a market USD value of $6.8 million as of September 30, 2022, and $8.7 million as of December 31, 2021. The change in market value for the nine months ended September 30, 2022, of $1.9 million for the preferred stock and warrants was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $1.9 million of investment income, $0.5 million was attributable to noncontrolling interest.

Note 4. Investments

The cost or amortized cost and estimated fair value of investments as of September 30, 2022, and December 31, 2021, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
September 30, 2022:
Fixed maturities:
Bonds:
U.S. government obligations	$1,589	$—	$94	$1,495
Mortgage-backed securities	228,052	281	16,990	211,343
Asset-backed securities	38,415	65	3,831	34,648
Collateralized loan obligations	298,976	755	24,357	275,375
States and political subdivisions-general obligations	104	—	3	102
States and political subdivisions-special revenue	136	—	16	121
Corporate	43,665	335	6,076	37,924
Term loans	477,034	1,656	2,168	476,522
Redeemable preferred stock	14,283	—	3,732	10,551
Total fixed maturities	$1,102,254	$3,092	$57,267	$1,048,081
Mortgage loans on real estate, held for investment	204,423	—	—	204,423
Derivatives	32,103	3,395	23,658	11,840
Common Stock	501	—	—	501
Equity securities	10,256	—	931	9,325
Other invested assets	77,764	1,011	206	78,569
Investment escrow	344	—	—	344
Preferred stock	22,535	291	1,247	21,579
Notes receivable	6,189	—	—	6,189
Policy loans	21	—	—	21
Total investments	$1,456,390	$7,789	$83,309	$1,380,872

December 31, 2021:
Fixed maturities:
Bonds:
U.S. government obligations	$1,855	$32	$5	$1,882
Mortgage-backed securities	55,667	368	755	55,280
Asset-backed securities	24,675	443	167	24,951
Collateralized loan obligations	272,446	2,928	851	274,523
States and political subdivisions-general obligations	105	9	—	114
States and political subdivisions-special revenue	4,487	1,129	4	5,612
Corporate	35,392	1,846	99	37,139
Term loans	268,794	441	1,767	267,468
Trust preferred	2,218	19	—	2,237
Redeemable preferred stock	14,282	53	245	14,090
Total fixed maturities	$679,921	$7,268	$3,893	$683,296
Mortgage loans on real estate, held for investment	183,203	—	—	183,203
Derivatives	18,654	6,391	2,023	23,022
Federal Home Loan Bank (FHLB) stock	500	—	—	500
Equity securities	22,158	—	289	21,869
Other invested assets	34,491	813	11	35,293
Investment escrow	3,611	—	—	3,611
Preferred stock	14,885	3,801	—	18,686
Notes receivable	5,960	—	—	5,960
Policy loans	87	—	—	87
Total investments	$963,470	$18,273	$6,216	$975,527

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2022, and December 31, 2021.

	September 30, 2022		December 31, 2021
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$66,886	6.4%	$2,674	0.4%
AA	437	—	482	0.1
A	339,322	32.4	168,141	24.6
BBB	568,588	54.2	462,699	67.7
Total investment grade	975,233	93.0	633,996	92.8
BB and below	72,848	7.0	49,300	7.2
Total	$1,048,081	100.0%	$683,296	100.0%

Reflecting the quality of securities maintained by us as of September 30, 2022, and December 31, 2021, 93.0% and 92.8%, respectively, of all fixed maturity securities were investment grade. The BB and below also includes maturities that have no rating.

The following table summarizes, for all fixed maturity securities in an unrealized loss position as of September 30, 2022, and December 31, 2021, the estimated fair value, pre-tax gross unrealized loss, and number of securities by consecutive months they have been in an unrealized loss position.

	September 30, 2022			December 31, 2021
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
(In thousands)	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,358	$80	15	$104	$2	1
Mortgage-backed securities	179,344	16,767	87	35,403	755	35
Asset-backed securities	31,722	3,831	33	12,355	167	13
Collateralized loan obligations	241,017	22,050	300	90,731	851	115
States and political subdivisions-general obligations	102	3	1	—	—	—
States and political subdivisions-special revenue	71	7	2	217	4	1
Term loans	476,522	2,168	258	105,677	1,767	47
Redeemable preferred stock	4,276	1,362	4	10,837	245	6
Corporate	35,079	5,748	71	2,367	73	9
Greater than 12 months:
U.S. government obligations	137	14	5	66	3	3
Collateralized loan obligations	15,311	2,307	12	—	—	—
States and political subdivisions-special revenue	50	9	1	—	—	—
Mortgage-backed securities	628	223	1	—	—	—
Redeemable preferred stock	6,274	2,370	4	—	—	—
Corporate	526	328	9	324	26	2
Total fixed maturities	$992,417	$57,267	803	$258,081	$3,893	232

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our security positions resulted in a gross unrealized loss position as of September 30, 2022, that was greater than the gross unrealized loss position at December 31, 2021 due to increases in the Federal Reserve interest rates. We performed an analysis and determined that there were no additional indicators other than the increase in the interest rates that would indicate a cash flow testing analysis should be performed. No impairment was required as of September 30, 2022, or December 31, 2021.

See the discussion above under “Comprehensive loss” in Note 1 regarding unrealized gains/losses on investments that are owned by our reinsurers and the corresponding offset in the associated embedded derivatives.

The Company purchases and sells equipment leases in its investment portfolio. As of September 30, 2022, the Company owned several leases, all of which were performing. No impairment was required as of September 30, 2022, or December 31, 2021.

The amortized cost and estimated fair value of fixed maturities as of September 30, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. No securities due in the next year are in an unrealized loss position, therefore no impairments were recognized as of September 30, 2022.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$38,232	$37,523
Due after one year through five years	510,201	498,497
Due after five years through ten years	458,651	429,377
Due after ten years through twenty years	53,793	49,749
Due after twenty years	36,324	29,174
No maturity	5,053	3,761
	$1,102,254	$1,048,081

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. As of September 30, 2022, and December 31, 2021, these required deposits had a total amortized cost of $3.0 million and $3.0 million and fair values of $2.8 million and $3.0 million, respectively.

Mortgage Loans:

Mortgage loans consist of the following:

(In thousands)	September 30, 2022	December 31, 2021

1-4 Family	$69,639	$72,324
Hospitality	12,622	12,822
Land	35,563	15,904
Multifamily (5+)	32,862	31,583
Retail	20,407	17,655
Other	33,330	32,915
Total mortgage loans	$204,423	$183,203

Geographic Locations:

As of September 30, 2022, the commercial mortgages loans were secured by properties geographically dispersed primarily throughout the United States with the largest concentrations in New York (26%), California (7%), Florida (5%), Arizona (5%) and non-US (9%). As of December 31, 2021, the commercial mortgages loans were secured by properties geographically dispersed with the largest concentrations in loans secured by properties in Delaware (34%) New York (32%), Arizona (4%), California (4%), and non-US (9%).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances. As of September 30, 2022, the Company held one asset valued at $7.7 million with an impairment of $0.9 million. No such valuations were established as of December 31, 2021.

(In thousands)	September 30, 2022	December 31, 2021
Loan-to-Value Ratio:
0%-59.99%	$105,360	$91,104
60%-69.99%	53,168	42,819
70%-79.99%	36,561	44,106
80% or greater	9,334	5,174
Total mortgage loans	$204,423	$183,203

The components of net investment income for the three and nine months ended September 30, 2022, and 2021, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Fixed maturities	$3,535	$6,373	$23,927	$13,103
Mortgage loans	(2,367)	938	878	1,479
Other invested assets	(595)	74	4,358	225
Other interest income	12,624	-	3,403	266
Gross investment income	13,197	7,385	32,566	15,073
Less: investment expenses	(259)	(1,189)	(2,845)	(2,770)
Investment income, net of expenses	$12,938	$6,196	$29,721	$12,303

Proceeds for the three months ended September 30, 2022, and 2021, from sales of investments classified as available-for-sale were $81.2 million and $72.0 million, respectively. Gross gains of $0.3 million and $0.4 million and gross losses of $1.5 million and $0.3 million were realized on those sales during the three months ended September 30, 2022, and 2021, respectively. Proceeds for the nine months ended September 30, 2022, and 2021, from sales of investments classified as available-for-sale were $106.3 million and $204.5 million, respectively. Gross gains of $1.2 million and $2.2 million and gross losses of $1.1 million and $0.5 million were realized on those sales during the nine months ended September 30, 2022, and 2021, respectively.

The proceeds included those assets associated with the third-party reinsurers. The gains and losses relate only to the assets retained by American Life. Unrealized gain/loss included as part of net investment income were $1.8 million and $1.9 million for the three months ended September 30, 2022, and 2021, respectively.

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

The following is a summary of the asset derivatives not designated as hedges embedded in our FIA product as of September 30, 2022, and December 31, 2021:

		September 30, 2022			December 31, 2021
	Location in the
(In thousands, except number of contracts)	Consolidated
Derivatives Not Designated	Statement of	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$869,504	594	$11,840	$526,096	482	$23,766
Equity-indexed embedded derivatives	Deposit-type contracts	729,352	5,689	120,835	525,548	4,205	123,692

At September 30, 2022, the value of the embedded derivative considers all amounts projected to be paid in excess of the minimum guarantee (the amounts payable without any indexation increases) over future periods. The host contract reflects the minimum guaranteed values.

Due to Federal Reserve rate increases, our securities positions resulted in unrealized losses at September 30, 2022, and December 31, 2021, reported in accumulated other comprehensive income on the balance sheet. The embedded derivative related to the asset portfolio belonging to the third-party reinsurers offset these unrealized losses. The unrealized losses as of September 30, 2022, were $14.4 million compared to unrealized gains of $0.2 million as of December 31, 2021.

The following table summarizes the impact of those embedded derivatives related to the FW provision where the total return on the asset portfolio is passed through to the third-party reinsurers:

	September 30, 2022			December 31, 2021
(In thousands)	Book Value	Market Value	Total Return	Book Value	Market Value	Total Return
Portfolio	Assets	Assets	Swap Value	Assets	Assets	Swap Value
American Republic Insurance Company	$137,868	$132,715	$5,153	$74,983	$74,670	$313
Crestline Re SP1	293,483	292,013	1,470	228,560	228,450	110
Ironbound	162,941	157,655	5,286	154,867	155,755	(888)
Ascendent Re	56,405	55,013	1,392	56,246	56,078	168
SRC4	21,947	21,947	-
US Alliance	47,202	46,064	1,138	46,221	46,085	136
Total	$719,846	$705,407	$14,439	$560,877	$561,038	$(161)

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $14.4 million as of September 30, 2022, and cumulative unrealized gains of $0.2 million as of December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized losses on the assets held by American Life were offset by gains in the embedded derivative of $14.6 million and a gain in the embedded derivative of $0.9 million as of September 30, 2022, and 2021, respectively. We account for this unrealized (loss) pass-through by recording an equivalent realized gain on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets.

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

Level 1 measurements

There were no assets or liabilities classified as level 1 at September 30, 2022, or December 31, 2021.

Level 2 measurements

Cash: The carrying value of cash approximates the fair value because of the short maturity of the instruments.

Investment escrow: The Company had escrow funds of as of September 30, 2022, and December 31, 2021, of $0.3 million and $3.6 million, respectively. These escrow funds were used to settle mortgage loans that did not close until October and January 2022, respectively. The money held in escrow at September 30, 2022, and December 31, 2021 was carried at cost.

Fixed maturity securities: Fixed maturity securities are recorded at fair value on a recurring basis utilizing a third-party pricing source such as the Automated Valuation Service (“AVS”) Securities Valuation Office (“SVO”) pricing. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the nine months ended September 30, 2022, and the year ended December 31, 2021, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing indexes such as the Standard & Poor’s (“S&P”) 500 index and the S&P Multi-Asset Risk Control (“MARC”) 5% index.

Equity securities: Equity securities at September 30, 2022, and December 31, 2021, consisted of exchange traded funds (“ETFs”) that are recorded at fair value utilizing a third-party pricing source with the change in fair value recorded through realized gains and losses on the Consolidated Statement of Comprehensive Loss. As of September 30, 2022, and December 31, 2021 we held $9.3 million and $21.9 million, respectively of ETFs.

Notes receivable: The Company held in notes receivable as of September 30, 2022, and December 31, 2021, a note of $6.2 million and $6.0 million respectively, that includes paid-in-kind (“PIK”) interest. The note receivable is between American Life and Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at cost plus PIK interest.

Level 3 measurements

Term loans: The assets classified as term loans are carried at unpaid principal net of amortization of discount or accretion, which approximates fair value or carried at fair market value based on a valuation using market standard valuation methodologies. The inputs used to measure the fair value of these assets are classified as Level 3 within the fair value hierarchy.

Mortgage loans on real estate, held for investment: Mortgage loans are generally stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due. As of September 30, 2022, the Company held one asset valued at $7.7 million with an impairment of $0.9 million. No such valuations were established as of December 31, 2021.

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

Preferred stock: The perpetual preferred stock held as of September 30, 2022, and December 31, 2021, of $10.0 million was carried at fair market utilizing a third-party pricing source such as AVS SVO pricing, along with other non-observable inputs. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services.

As of September 30, 2022, the fair market value of the Ascona preferred stock and warrants was $7.2 million and $2.0 million, respectively. As of December 31, 2021, the fair market value of the Ascona preferred stock and warrants was $4.9 million and $3.8. million, respectively. The Ascona preferred stock and warrants have no readily available market value; therefore, a valuation of the investments was prepared by a third-party.

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

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in its FIA policyholder obligations. These embedded derivatives are carried at the fair market value as of September 30, 2022, and December 31, 2021. The fair value of the embedded derivative component of our FIA obligation is estimated at each valuation date by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of projected contract value amounts at the applicable risk-free interest rates adjusted for our nonperformance risk related to those obligations. The projections of FIA policy contract values are based on best estimate assumptions for future policy growth and decrements including lapse, partial withdrawal and mortality rates. The best estimate assumptions for future policy growth include assumptions for expected index credits on the next policy anniversary date which are derived from fair values of the underlying equity call options purchased to fund such index credits and the present value of expected costs of annual call options purchased in the future by us to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as assumptions used to project policy contract values.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable		Estimated
	Markets	Inputs	Inputs	Net Asset	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value	Value
September 30, 2022
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$—	$1,495	$—	$—	$1,495
Mortgage-backed securities	—	211,343	—	—	211,343
Asset-backed securities	—	34,648	—	—	34,648
Collateralized loan obligations	—	275,375	—	—	275,375
States and political subdivisions-general obligations	—	102	—	—	102
States and political subdivisions-special revenue	—	121	—	—	121
Corporate	—	37,924	—	—	37,924
Term loans	—	—	476,522	—	476,522
Redeemable preferred stock	—	10,551	—	—	10,551
Total fixed maturity securities	—	571,559	476,522	—	1,048,081
Mortgage loans on real estate, held for investment	—	—	204,423	—	204,423
Derivatives	—	11,840	—	—	11,840
Equity securities	—	9,325	—	—	9,325
Other invested assets	—	—	71,022	7,547	78,569
Investment escrow	—	344	—	—	344
Federal Home Loan Bank (FHLB) stock	—	—	501	—	501
Preferred stock	—	—	21,579	—	21,579
Notes receivable	—	6,189	—	—	6,189
Policy loans	—	—	21	—	21
Total Investments	$—	$599,257	$774,068	$7,547	$1,380,872
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$120,835	$—	120,835

December 31, 2021
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$—	$1,882	$—	$—	$1,882
Mortgage-backed securities	—	55,280	—	—	55,280
Asset-backed securities	—	24,951	—	—	24,951
Corporate	—	274,523	—	—	274,523
States and political subdivisions-general obligations	—	114	—	—	114
States and political subdivisions-special revenue	—	5,612	—	—	5,612
Corporate	—	37,139	—	—	37,139
Term loans	—	—	267,468	—	267,468
Trust preferred	—	2,237	—	—	2,237
Redeemable preferred stock	—	14,090	—	—	14,090
Total fixed maturity securities	—	415,828	267,468	—	683,296
Mortgage loans on real estate, held for investment	—	—	183,203	—	183,203
Derivatives	—	23,022	—	—	23,022
Equity securities	—	21,869	—	—	21,869
Other invested assets	—	—	35,293	—	35,293
Investment escrow	—	3,611	—	—	3,611
Federal Home Loan Bank (FHLB) stock	—	—	500	—	500
Preferred stock	—	—	18,686	—	18,686
Notes receivable	—	5,960	—	—	5,960
Policy loans	—	—	87	—	87
Total Investments	$—	$470,290	$505,237	$—	$975,527
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$123,692	$—	$123,692

There were no transfers of financial instruments between any levels during the nine months ended September 30, 2022, or for the year ended December 31, 2021.

Accounting standards require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis are discussed above. As of September 30, 2022, and December 31, 2021, there were no financial assets or financial liabilities measured at fair value on a non-recurring basis.

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy for financial assets and financial liabilities as of September 30, 2022, and as of December 31, 2021, respectively:

	September 30, 2022
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$21	$—	$—	$21	$21
Cash equivalents	208,664	—	208,664	—	208,664
Liabilities:
Policyholder deposits (deposit-type contracts)	1,537,583	—	—	1,537,583	1,537,583

	December 31, 2021
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$87	$—	$—	$87	$87
Cash equivalents	142,013	—	142,013	—	142,013
Liabilities:
Policyholder deposits (deposit-type contracts)	1,075,439	—	—	1,075,439	1,075,439

The following table presents a reconciliation of the beginning balance for all assets and liabilities measured at fair value on a recurring basis using level three inputs during the nine months ended September 30, 2022:

	September 30, 2022
		Total realized and unrealized gains (losses)
	Beginning Balance	Included in Income	Included in AOCI	Net Purchases, Issuances, Sales, and Settlements	Ending Balance
(In thousands)
Assets
Term loans	$267,468	$—	$512	$208,542	476,522
Mortgage loans on real estate,
held for investment	183,203	—	—	21,220	204,423
Common Stock	500	—	—	1	501
Other invested assets	35,293	(76)	(1,616)	37,421	71,022
Preferred stock	18,686	-	—	2,893	21,579
Total level 3 assets	$505,150	$(76)	$(1,104)	$270,077	$774,047
Liabilities
Embedded derivative for equity-indexed contracts	(123,692)	(9,632)	—	12,489	(120,835)
Total level 3 liabilities	$(123,692)	$(9,632)	$—	$12,489	$(120,835)

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

The following summarizes the unobservable inputs for available for sale and trading securities and the embedded derivatives of fixed indexed annuities:

	September 30, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$110.5	Option Budget Method	Nonperformance risk	0.7%	1.9%	1.3%	Decrease
			Option budget	1.1%	4.5%	2.6%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	8.2%	Decrease
Preferred equity	$4.9	Yield analysis	Discount rates	17.5%	19.5%	18.5%	Increase
Detachable warrants	$3.8	Market Approach - GPCM	EBITDA Multiples	9.0x	10.0x	100.0%	Increase
* Weighted by account value

	December 31, 2021
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$123.7	Option Budget Method	Nonperformance risk	0.3%	1.1%	0.6%	Decrease
			Option budget	1.1%	3.4%	2.4%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.7%	Decrease
Preferred equity	$4.9	Yield analysis	Discount rates	17.5%	19.5%	18.5%	Increase
Detachable warrants	$3.8	Market Approach - GPCM	EBITDA Multiples	9.0x	10.0x	100.0%	Increase
* Weighted by account value

Note 7. Earnings Per Share

The Company has 20 million voting common shares authorized, two million non-voting common shares authorized, and two million preferred shares authorized. There were 3,727,976 voting common shares issued and outstanding as of September 30, 2022, and 3,737,564 issued and outstanding as of September 30, 2021, and no nonvoting or preferred shares outstanding as of those dates.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

(In thousands, except per share amounts)
Numerator:
Net income (loss) attributable to Midwest Holding, Inc.	$7,431	$(3,064)	$16,883	$(9,656)

Denominator:
Weighted average common shares outstanding	3,736,933	3,737,564	3,791,082	3,737,564
Effect of dilutive securities:
Stock options and deferred compensation agreements	52,000	—	52,000	—
Denominator for earnings (loss) per common share	3,788,933	3,737,564	3,843,082	3,737,564

Income (loss) per common share	$1.99	$(0.82)	$4.52	$(2.58)

Income (loss) per common share, diluted	$1.96	$(0.82)	$4.45	$(2.58)

Note 8. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2022, and December 31, 2021, were as follows:

(In thousands)	September 30, 2022	December 31, 2021
Deferred tax assets:
Loss carryforwards	$2,235	$2,244
Capitalized costs	91	127
Stock option granted	1,001	1,060
Policy acquisition costs	5,705	3,640
Charitable contribution carryforward	—	—
General business credits	6	6
Derivative option allowance	—	510
Sec 163(j) limitation	173	171
Benefit reserves	10,871	6,720
Property and equipment	73	33
Impairments	403	—
Unrealized losses on investments	14,049	—
Other	1,464	1,464
Total deferred tax assets	36,071	15,975
Less valuation allowance	(31,363)	(14,431)
Total deferred tax assets, net of valuation allowance	4,708	1,544
Deferred tax liabilities:
Unrealized losses on investments	—	1,084
Intangible assets	147	147
Derivative option allowance	3,810	—
Bond Discount	751	313
Property and equipment	—	—
Total deferred tax liabilities	4,708	1,544
Net deferred tax assets	$—	$—

As of September 30, 2022, and December 31, 2021, the Company recorded a valuation allowance of $31.4 million and $14.4 million, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

There was income tax expense of $1.3 million and tax benefit of $0.4 million for the three months ended September 30, 2022, and 2021, respectively. There was income tax expense of $3.8 million and $1.8 million for the nine months ended September 30, 2022, and 2021, respectively. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Computed expected income tax benefit (expense)	$(796)	$749	$(2,305)	$1,676
Reduction (increase) in income taxes resulting from:
IMR and reinsurance	176	65	158	240
Nondeductible expenses	(3)	1	(8)	4
Change in valuation allowance	(641)	333	(1,693)	3,266
Dividends received deduction	—	(1)	—	(6)
Deferred tax adjustment	14	—	—	—
Subtotal of increases	(454)	398	(1,543)	3,504
Tax benefit (expense)	$(1,250)	$351	$(3,848)	$(1,828)

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of September 30, 2022, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $6.9 million. The federal NOLs generated prior to June 28, 2018, which are subject to Section 382 limitations can be carried forward. If not utilized, the NOLs of $1.0 million prior to 2017 will expire through the year of 2032, and the NOLs generated June 28, 2018, and after, do not expire and will carry forward indefinitely, but their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $1.5 million on the deferred tax assets related to these federal NOL carryforwards.

Note 9. Reinsurance

A summary of significant reinsurance, including our 100% legacy life business reinsured, amounts affecting the accompanying Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, respectively, are as follows:

(In thousands)	September 30, 2022	December 31, 2021
Assets:
Reinsurance recoverables	$5,791	$38,579
Liabilities:
Deposit-type contracts
Direct	$1,537,583	1,075,439
Reinsurance ceded	(832,109)	(647,632)
Retained deposit-type contracts	$705,474	$427,807

The table below is a summary of our 100% legacy life business reinsured for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(In thousands)
Premiums
Direct	$47	$37	$182	$139
Reinsurance ceded	(47)	(37)	(182)	(139)
Total Premiums	$—	$—	$—	$—
Future policy and other policy benefits
Direct	$-	$3	$132	$25
Reinsurance ceded	-	(3)	(132)	(25)
Total future policy and other policy benefits	$—	$—	$—	$—

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers as of September 30, 2022:

				Recoverable/		Total Amount
		Recoverable	Recoverable	(Payable) on Benefit	Ceded	Recoverable/
(In thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	(Payable) to/from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$827	$—	$827
Optimum Re Insurance Company	A	—	—	601	—	601
Sagicor Life Insurance Company	A-	—	169	10,767	(311)	10,625
Ascendant Re	NR	—	—	319	—	319
Crestline SP1	NR	—	—	11,620	—	11,620
American Republic Insurance Company	A	—	—	8,545	—	8,545
SRC4	NR	—	—	(32,631)	—	(32,631)
Unified Life Insurance Company	NR	—	36	993	(19)	1,010
US Alliance Life and Security Company	NR	—	—	4,898	(23)	4,875
		$—	$205	$5,939	$(353)	$5,791

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

Our securities positions resulted in changes in the unrealized gains position as of September 30, 2022, compared to December 31, 2021, that is reported in accumulated other comprehensive income on the Consolidated Balance Sheets. As discussed in Note 1, American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 5. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $14.4 million as of September 30, 2022, and cumulative unrealized gains of $0.2 million at December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains and losses on the portfolios accrue to the third-party reinsurers. To recognize changes in the third-party unrealized gain (loss), American Life records the year-to-date change in the Consolidated Statements of Comprehensive Loss and in amounts recoverable from third-party reinsurers on the Consolidated Balance Sheets. As of September 30, 2022, American Life recognized a current year gain in the embedded derivative of $14.6 million and a loss in the embedded derivative of $0.9 million for the comparable period in 2021.

On June 26, 2021, the NDOI issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) with American Republic Insurance Company (“AEG”), an Iowa domiciled reinsurance company. The agreement closed on September 30, 2021. Under the Modco AEG Agreement, American Life cedes to AEG, on a modified coinsurance basis, 20% quota share of certain liabilities with respect to its multi-year guaranteed annuity MYGA-5 business and an initial 20% quota share of certain liabilities with respect to its fixed indexed annuity FIA. American Life has established a Modco Deposit Account to hold the assets for the Modco Agreement. The initial settlement included net premium income of $37.5 million and net statutory reserves of $34.8 million for the modified coinsurance account. The amount paid to the Modified coinsurance deposit account from AEG was $2.4 million.

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

On September 30, 2022, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2022-04 (“SRC4”)). SRC4 was capitalized by loans from Embrace Software, Inc (“Embrace”) and Tillman Networks LLC (“Tillman”). The Reinsurance Agreement was effective as of July 1, 2022, among American Life and Seneca Re. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of fixed and multi-year guaranteed annuity products. Under the Reinsurance Agreement, SRC4 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA-5 products and a quota share percentage of 10% for MYGA-3 products. American Life has established a Modco Deposit Account, a Funds Withheld custody account, and a Trust Account pursuant to the Reinsurance Agreement. The initial settlement included net premium of $21.4 million and net reserves of $21.5 million for the modified coinsurance account.

Also on September 30, 2022, American Life entered into an Investment Management Agreement (“IMA”) with CoVenture Management, LLC (“CoVenture”) naming CoVenture as the manager of certain assets held by American Life on behalf of SRC4.

Under GAAP, ceding commissions are deferred on the Consolidated Balance Sheets and are amortized over the period of the policyholder contracts. The tables below show the ceding commissions from the reinsurers excluding SRC1 and what was earned on a GAAP basis for the three and nine months ended September 30, 2022, and 2021:

	Three months ended September 30,
(In thousands)	2022				2021
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$—	$—	$—	$6	$—	$—	$—	$—
Ironbound Reinsurance Company Limited	—	—	48	123	—	395	51	113
Ascendant Re	—	—	23	88	—	1,061	26	73
US Alliance Life and Security Company	—	—	13	96	496	87	16	74
Crestline Re SP 1	1,972	2,794	103	604	1,246	2,277	69	314
American Republic Insurance Company	1,144	1,631	38	242	937	1,470	14	78
SRC4	878	784	5	80	—	0	0	0
	$3,994	$5,209	$230	$1,239	$2,679	$5,290	$176	$652

	Nine months ended September 30,
(In thousands)	2022				2021
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$—	$—	$—	$20	$—	$—	$—	$—
Ironbound Reinsurance Company Limited	—	—	146	381	—	424	160	358
Ascendant Re	—	—	70	250	496	1,106	69	163
US Alliance Life and Security Company	—	—	41	259	2	125	46	195
Crestline SP1	4,497	7,026	271	1,669	5,623	11,052	180	813
American Republic Insurance Company	2,971	4,859	90	592	3,160	5,849	26	146
SRC4	878	783	5	80	—	—	—	—
	$8,346	$12,668	$623	$3,251	$9,281	$18,556	$481	$1,675

(1) Includes acquisition and administrative expenses, commission expense allowance and product development fees.

The table below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

(In thousands)	September 30, 2022	December 31, 2021
Reinsurer	Deferred Gain on Reinsurance Transactions	Deferred Gain on Reinsurance Transactions
US Alliance Life and Security Company(1)	$154	$162
Unified Life Insurance Company(1)	222	242
Ironbound Reinsurance Company Limited(2)	4,953	5,137
Ascendant Re	2,986	3,101
US Alliance Life and Security Company(2)	2,146	2,286
American Republic Insurance Company(2)	6,734	4,146
Crestline SP1(2)	17,355	13,515
SRC4(2)	914	—
	$35,464	$28,589

1)	These reinsurance transactions on our legacy life insurance business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. As of September 30, 2022, and December 31, 2021, no contingency reserves were established.

American Life seeks to reinsure a significant amount of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Retained and Reinsured Balance Sheets

The table below shows the retained and reinsurance condensed balance sheets:

	September 30, 2022			December 31, 2021

(In thousands)	Retained	Reinsured	Consolidated	Retained	Reinsured	Consolidated
Assets
Total investments	$693,180	$687,692	$1,380,872	$414,418	$561,109	$975,527
Cash and cash equivalents	112,859	95,805	208,664	95,406	46,607	142,013
Accrued investment income	8,790	15,125	23,915	3,853	9,770	13,623
Deferred acquisition costs, net	39,377	—	39,377	24,530	—	24,530
Reinsurance recoverables	49,264	(43,109)	6,155	—	38,579	38,579
Other assets	43,796	(16,711)	27,085	27,834	(2,189)	25,645
Total assets	$947,266	$738,802	$1,686,068	$566,041	$653,876	$1,219,917
Liabilities and Stockholders’ Equity
Liabilities:
Policyholder liabilities	$815,958	$737,544	$1,553,502	$427,807	$660,811	$1,088,618
Deferred gain on coinsurance transactions	35,464	—	35,464	28,589	—	28,589
Other liabilities	55,974	1,258	57,232	23,889	(6,935)	16,954
Total liabilities	$907,396	$738,802	$1,646,198	$480,285	$653,876	$1,134,161
Stockholders’ Equity:
Voting common stock	4	—	4	4	—	4
Additional paid-in capital	137,991	—	137,991	138,277	—	138,277
Accumulated deficit	(53,276)	—	(53,276)	(70,159)	—	(70,159)
Accumulated other comprehensive income (loss)	(52,943)	—	(52,943)	2,634	—	2,634
Total Midwest Holding Inc.'s stockholders' equity	$31,776	$—	$31,776	$70,756	$—	$70,756
Noncontrolling interest	8,094	—	8,094	15,000	—	15,000
Total stockholders' equity	39,870	—	39,870	85,756	—	85,756
Total liabilities and stockholders' equity	$947,266	$738,802	$1,686,068	$566,041	$653,876	$1,219,917

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

On November 16, 2020, our Board of Directors adopted a new equity incentive plan titled the 2020 Long-Term Incentive Plan (the "2020 Plan") that reserves up to 350,000 shares of voting common stock for award issuances. The terms of the 2020 Plan are essentially the same as the 2019 Plan. On June 29, 2021, the 2020 Plan was approved by the shareholders. On June 14, 2022, the board approved the addition of 150,000 shares of voting common stock to be added to the 2020 Plan for future awards and these shares were approved by our stockholders.

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

The restricted stock award of 18,597 shares had a grant date fair value of $41.25 per share and was subject to time-based vesting requirements of one-fourth increments sixty days after each of the first four anniversary dates of the grant date.  The recipient of the award resigned on March 31, 2022, and received a total of 5,812 vested shares in connection with his termination of employment, while the remaining 12,785 shares of restricted stock were forfeited.

The 5,089 RSUs were granted to our non-employee directors and had a grant date fair value of $24.34 per share and vested on June 14, 2022, the date of the Company’s 2022 annual meeting of stockholders.  The RSU compensation expense was calculated using the grant date fair value and is amortizing on a straight-line basis over the requisite service periods.  Total compensation recognized in connection with the RSUs was approximately $0.4 million with none recognized in the third quarter of 2022.

On June 14, 2022, the Company granted 18,718 RSUs to our non-employee directors with a grant date fair value of $11.22 per share. The RSUs will vest at the earlier of the date of our 2023 annual meeting of stockholders or June 14, 2023.

The compensation expense relating to these awards was calculated using the grant date fair value and is amortized on a straight-line basis over the requisite service periods.

The table below identifies the assumptions used in the Black Scholes Model to calculate the compensation expense:

	September 30,	December 31,
	2022	2021
Expected volatility	4.16% - 4.26%	4.4% - 66.3%
Weighted-average volatility	35.4%	38.9%
Expected term (in years)	2 - 7	2 - 7
Risk-free rate	1.79% - 3.49%	.8% - 1.5%

For the three months ended September 30, 2022 and 2021, we amortized the compensation expense related to the 2019 and 2020 Plans over the vesting tranches which resulted in expenses and a decrease in additional paid in capital of approximately $0.7 million and an increase in additional paid in capital of approximately $1.0 million, respectively.

For the nine months ended September 30, 2022, and 2021, we amortized the compensation expense related to the 2019 and 2020 Plans over the vesting tranches which resulted in expenses and a decrease in additional paid in capital of approximately $0.3 million and an increase of approximately $2.8 million, respectively.

The tables below show the outstanding options, restricted stock, and restricted stock units under the 2019 and 2020 Plans as of September 30, 2022, and December 31, 2021, respectively:

	September 30, 2022
	Stock Options Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Nonvested stock options and restricted
stock unit awards at December 31, 2021	317,217	$25.80	$40.13
Options granted	88,367	8.18	15.65
Restricted stock units granted	18,718	—	—
Adjustment to prior year options granted	65,414	—	—
Vested	(19,950)	19.42	37.44
Forfeited	(185,828)	29.18	41.05
Ending Balance at September 30, 2022	283,938	$17.22	$34.14

	December 31, 2021
	Stock Options Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Nonvested stock options and restricted
stock unit awards at December 31, 2021	100,972	$22.91	$34.70
Options granted	333,880	19.25	42.84
Restricted stock units granted	5,089	—	—
Vested	(85,957)	17.32	30.20
Forfeited	(36,767)	23.91	40.42
Ending Balance at December 31, 2021	317,217	$25.80	$40.13
(1)	Restricted stock and restricted stock units do not have an exercise price.

The tables below show the outstanding vested and nonvested stock options and restricted stock units as of September 30, 2022, and December 31, 2021

		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Outstanding, Non vested options	267,894	$34.11	8.8
Outstanding, Vested options	25,826	34.41	6.9
Outstanding, Non vested restricted	16,044
Outstanding, Vested restricted	1,163
Outstanding at September 30, 2022	310,927	$34.14	8.6

		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)
Outstanding, Non vested options	379,488	$38.51	9.8
Outstanding, Vested options	85,957	43.91	10.0
Outstanding, Non vested restricted	23,686	44.05	8.5
Outstanding, Vested restricted	-	-	-
Outstanding at December 31, 2021	489,131	$38.62	9.2

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

The following table provides information about deposit-type contracts as of September 30, 2022, and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Beginning balance	$1,075,439	$597,868
US Alliance	(1,783)	1,873
Unified Life Insurance Company	(10)	468
Ironbound Reinsurance Company Limited	4,234	6,579
Ascendant Re	(2,409)	2,880
Crestline SP1	(8,166)	4,834
American Republic Insurance Company	(2,390)	1,567
SRC4	156	—
Deposits received	509,660	471,646
Investment earnings (includes embedded derivative)	(6,489)	7,012
Withdrawals	(30,314)	(18,446)
Policy charges	(345)	(842)
Ending balance	$1,537,583	$1,075,439

Note 12. Contingencies and Commitments

Contingent Commitments: We have entered into commitments related to certain investments, where draws or additional funding can be requested under the terms of the agreements. These commitments are inclusive of third-party reinsurer commitments and were approximately $212.7 million as of September 30, 2022. Of the approximately $212.7 million in unfunded commitments at September 30, 2022, approximately $75.7 million related to American Life. The remaining $137.0 million represented commitments that have been made by our reinsurance partners. The table shows when different dollar amounts of commitments will expire. The ability of borrowers to request additional funds under these lending agreements varies considerably from loan to loan.

(In thousands)	September 30, 2022	December 31, 2021
Due in one year or less	$66,533	$19,245
Due in two years	16,266	26,753
Due in three years	25,086	4,705
Due in four years	37,194	8,741
Due in five years and after	67,626	86,497
	$212,705	$145,941

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life is licensed in 22 states and the District of Columbia as of September 30, 2022 and has pending applications in additional states as of September 30, 2022.

Note 13. Leases

Our operating lease activities consist of leases for office space and equipment and do not include variable lease payments.

Supplemental balance sheet information as of September 30, 2022, and December 31, 2021, are as follows:

(In thousands)	Classification	September 30, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$2,179	$2,360

Liabilities
Operating lease	Operating lease liabilities	$2,192	$2,364

Our operating leases expenses for the three months ended September 30, 2022, and 2021, were approximately $3,300 and $2,700, respectively. Operating leases expenses for the nine months ended September 30, 2022, and 2021, were approximately $10,000 and $7,700, respectively.

Minimum contractual obligations for our operating leases as of September 30, 2022, are as follows:

(In thousands)	Operating Leases
2022	$86
2023	342
2024	342
2025	342
2026	345
2027 and after	1,758
Total remaining lease payments	$3,215

The cash flows related to operating leases was approximately $6,600 and $5,000 as of September 30, 2022, and 2021, respectively.

The weighted average remaining lease terms of our operating leases were approximately nine years and one year as of September 30, 2022, and 2021, respectively. The weighted average discount rate used to determine the lease liabilities for operating leases was 8% as of September 30, 2022, and 2021, respectively. The discount rate used for operating leases was based on our incremental borrowing rate.

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

The following table represents the net gains or (losses) as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
American Life	$(1,836)	$316	$16,055	$2,595
SRC1	$1,129	$1,624	$181	$(1,430)
SRC3	$1,951	$—	$960	$—

The following table represents the Capital and Surplus as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

(In thousands)	September 30, 2022	December 31, 2021
American Life	$50,757	$74,011
SRC1	$8,597	$8,415
SRC3	$5,860	$3,150

The following tables represent the premium sales as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
American Life	$141,602	$21,386	$272,218	$89,632
SRC1	$-	$(61)	$-	$37,764
SRC3	$174	$—	$23,931	$—

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. American Life is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as of September 30, 2022, and December 31, 2021, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements as of those dates.

As of December 31, 2020, American Life had an invested asset that was impaired as a result of the fair market of the underlying collateral being valued less that the book value. This was a non-admitted asset for statutory accounting purposes. This asset was held in our modified coinsurance account for a third-party reinsurer, so it was passed through to the reinsurer as a reduction of the investment income earned by the reinsurer. As of March 31, 2021, this invested asset was sold for a loss of $2.4 million that was passed through to the reinsurer as a reduction of its investment income earned.

As of September 30, 2022, and December 31, 2021, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 15. Third-Party Administration

The Company commenced its third-party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each customer, generate fee income for the Company. Services provided vary based on each customer’s needs and can include some or all aspects of back-office accounting and policy administration. TPA fee income earned for TPA administration during the three months ended September 30, 2022, and 2021, were less than $0.1 million, for both periods. TPA fee income earned for TPA administration during the nine months ended September 30, 2022 and 2021 was $0.1 million and $0.3 million, respectively. As of September 30, 2022, 1505 Capital had $494.5 million of third-party assets under management.

Note 16. Equity

Preferred stock

As of September 30, 2022, and December 31, 2021, the Company had two million shares of preferred stock authorized but none were issued or outstanding.

Common Stock

Our voting common stock is traded on The Nasdaq Capital Market under the symbol “MDWT.” Midwest has authorized 20 million shares of voting common stock and two million shares of non-voting common stock. As of September 30, 2022, Midwest had 3,727,976 and as of December 31, 2021, Midwest had 3,737,564 shares of voting common stock issued and outstanding. As of those dates, there were no shares of Midwest’s non-voting common stock issued or outstanding.

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

Accumulated Other Comprehensive Income (AOCI)

AOCI represents the cumulative other comprehensive income (loss) (OCI) items that are reported separate from net income (loss) and detailed on the Consolidated Statements of Comprehensive Loss. AOCI includes the unrealized gains and losses on investments and DAC, net of offsets and taxes are as follows:

(In thousands)	Unrealized investment gains (losses) on fixed maturities, net of offsets
Balance at December 31, 2020	$6,431
Other comprehensive (loss) before reclassifications, net of tax	(1,422)
Less: Reclassification adjustments for losses realized in net income	(2,375)
Balance, December 31, 2021	2,634
Other comprehensive (loss) before reclassifications, net of tax	(55,483)
Less: Reclassification adjustments for losses realized in net income, net of tax	(94)
Balance, September 30, 2022	$(52,943)

Note 17. Deferred Acquisition Costs

The following table represents a roll forward of DAC, net of reinsurance:

(In thousands)	September 30, 2022	December 31, 2021
Beginning balance	$24,530	$13,456
Additions	18,378	13,402
Amortization	(4,536)	(2,886)
Interest	852	632
Impact of unrealized investment losses	153	(74)
Ending Balance	$39,377	$24,530

Note 18. Related Parties

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

In addition, on April 24, 2020, American Life entered into a three-year master letter agreement and related reinsurance, trust and asset management agreement with Seneca Re and a Crestline affiliate regarding the flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA and quota share percentage of 40% of American Life’s FIA products. From inception through September 30, 2022, American Life had ceded $393.0 million face amount of annuity premiums to Crestline SP1. American Life received total ceding commissions, inception-to-date, of $17.4 million and expense reimbursements of $31.4 million in connection with these transactions as of September 30, 2022.

The Reinsurance Agreement also contains the following agreements:

●	American Life and Crestline SP1 each entered into investment management agreements with Crestline, pursuant to which Crestline manages the assets that support the reinsured business; and
●	American Life and Crestline SP1 entered into a trust agreement whereby Crestline maintains for American Life’s benefit a trust account that supports the reinsured business.

On September 16, 2022, Midwest Holding and Crestline executed a Letter of Understanding (the “Understanding”) relating to the Stockholders Agreement. The Company and Crestline agreed that Mr. Bratton would resign from the boards of directors of the Company and ALSC. Notwithstanding the foregoing, the parties agreed that Mr. Bratton’s resignation and Crestline’s decision to no longer appoint a director does not constitute a permanent waiver of Crestline’s rights under the Agreement to appoint a Crestline Designated Director. The Company and Crestline agreed that the foregoing described agreement will remain in place until the earlier to occur of the date (i) the parties reach written agreement otherwise, (ii) that Crestline is no longer an affiliate of a life insurance entity it recently acquired and (iii) on which Crestline no longer has the right to elect or appoint a member and Observer to the board of directors of the Company.

Currently, Crestline has approximately $373.5 million assets under management and is a subadvisor on approximately $174.2 million of additional investments.

Chelsea

On June 29, 2020 Midwest’s subsidiary, American Life, purchased a 17% interest in Financial Guaranty UK Limited through an economic interest in Chelsea Holdings Midwest LLC.  American Life has a note receivable from Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”) and Class B preferred shares in Chelsea Holdings Midwest LLC.  The note is being carried at cost plus PIK of $6.2 million and the preferred shares are carried at a fair market value of $2.3 million, based upon valuations received from an independent third-party, as of September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the financial condition of the Company as of September 30, 2022, compared with December 31, 2021, and the results of operations for the three and nine months ended September 30, 2022, compared with corresponding periods in 2021 of Midwest Holding Inc. and its consolidated subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements (“Notes”) presented in “Part 1 – Item 1. Financial Statements” of this Report and our Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), including the sections entitled “Part I – Item 1A. Risk Factors,” and “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Factors that may cause our actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include among others, the following possibilities:

●	our business plan, particularly including our reinsurance strategy, may not prove to be successful;
●	the success of our recent changes in executive leadership;
●	our reliance on third-party insurance marketing organizations to market and sell our insurance products through a network of independent agents;
●	adverse changes in the ratings obtained from independent rating agencies;
●	failure to maintain adequate reinsurance;
●	our inability to expand our insurance operations outside the 22 states and District of Columbia in which we are currently licensed;
●	our annuity products may not achieve significant market acceptance;
●	we may continue to experience operating losses in the foreseeable future;
●	the possible loss or retirement of one or more of our key executive personnel;
●	intense competition, pricing competition, the entry of new competitors, and the introduction of new products by new and existing competitors, many of whom have capital and human resources in excess of ours;
●	adverse state and federal legislation or regulation, including limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products;
●	fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest-rate sensitive investments;
●	failure to obtain new customers, retain existing customers, or reductions in policies in force by existing customers;
●	higher service, administrative, or general expense due to the need for additional marketing, administrative or management information systems expenditures related to implementation of our business plan;
●	changes in our liquidity due to changes in asset and liability matching;
●	possible claims relating to sales practices for insurance products;
●	accuracy of management’s assumptions and estimates;
●	variability of statutory capital required to be held by insurance or reinsurance entities; and
●	lawsuits in the ordinary course of business.

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

We are a financial services company focused on helping people plan and secure their future by providing technology-enabled and services-oriented solutions to support individuals’ retirement through our annuity products. We distribute our annuities through independent distributors who are primarily independent marketing organizations (“IMOs”). Our operations are comprised of three distinct, inter-connected businesses. We seek to reinsure substantially all of our annuity policies with third-party reinsurers and our captive reinsurance subsidiary, Seneca Re. Our third-party reinsurers include traditional reinsurers and capital markets reinsurers, who are investors seeking exposure to reinsurance revenue and typically do not have their own reinsurance platforms or insurance-related operations. We also have the flexibility to selectively retain assets and liabilities associated with our policies for a period of time when we expect that doing so will provide an attractive return on our capital.

We believe that our operating capabilities and technology platform provide annuity distributors and reinsurers with flexible and cost-effective solutions. We seek to create value through our ability to provide the distributors and reinsurers with annuity product innovation, speed to market for new products, competitive rates and commissions, and streamlined customer and agent experiences. Our capital model allows us to support increasing annuity sales volumes with capital capacity provided by reinsurers although, in connection with plans for future growth, we continue to monitor any need for additional capital.

We provide an end-to-end solution to manage annuity products that includes a broad set of product development, distribution support, policy administration, and asset/liability management services. Our technology platform enables us to efficiently develop, sell and administer a wide range of annuity products. Our asset management services are also provided to third-party insurers and reinsurers.

We currently offer annuity products, consisting of multi-year guaranteed annuity (“MYGA”) and fixed indexed annuity (“FIA”) policies, through IMOs that in turn distribute our products and services to independent insurance agents in 22 states and the District of Columbia. We further provide IMOs with our product development expertise, administrative capabilities and technology platform.

We operate our core business through three subsidiaries under one reportable segment. American Life is a Nebraska-domiciled life insurance company that is licensed to sell, underwrite, and market life insurance and annuity. In late 2018, American Life obtained a financial strength rating of B++ (“Good”) from A.M. Best Company (“A.M. Best”), a leading rating agency for insurance companies, that was affirmed in December 2020 and February 2022. A.M. Best also upgraded American Life’s long-term issuer credit rating to bbb+ from bbb in December 2020, which was  affirmed in February 2022. All of our annuities are written by American Life.

Our other insurance subsidiary, Seneca Re, is a Vermont-domiciled sponsored captive reinsurance company established in early 2020 to reinsure various types of risks on behalf of American Life and third-party capital providers through special purpose reinsurance entities known as “protected cells.” Through Seneca Re, we assist capital market investors in establishing and licensing new protected cells. We also own 1505 Capital, which is an SEC registered investment adviser that provides financial, investment advisory, and management services. At September 30, 2022, 1505 Capital had approximately $494.5 million total third-party assets under management.

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

By reinsuring a significant portion of the annuity policies issued, the level of capital needed for American Life is significantly less than retaining all of the business on its books. We believe this “capital light” approach has the potential to produce enhanced returns for our business compared to a traditional insurance company capital structure. This strategy helps alleviate our insurance regulatory capital requirements because policies that are reinsured require substantially less capital and surplus than policies retained by us.

As of September 30, 2022, approximately 45% of the deposits received in 2022 for our annuity products were ceded to reinsurance vehicles capitalized by third party reinsurers or held in protected cells within Seneca Re for future reinsurance transactions.

We receive ceding commissions and expense reimbursement from reinsurers at the time we cede our primary insurance liabilities to them, providing meaningful cash flow. During the three months ended September 30, 2022, and 2021, we generated $5.5 million and $4.3 million, respectively, in upfront ceding commissions. For the nine months ended September 30, 2022 and 2021, we generated $9.5 million and $9.3 million, respectively, in upfront ceding commissions. On our balance sheet is an item “deferred gains on reinsurance” equaling $35.5 million and $28.6 million as of September 30, 2022, and December 31, 2021, respectively which will be earned as revenue over the relevant reinsured annuity contract periods. Amortization of the deferred gain on reinsurance was $1.2 million and $0.7 million for the three months ended September 30, 2022, and 2021, respectively, and was recognized as revenue under GAAP. Amortization of the deferred gain on reinsurance was $3.3 million and $1.7 million for the nine months ended September 30, 2022, and 2021, respectively, and was recognized as revenue under GAAP.

For the three months ended September 30, 2022, and 2021, we generated $19.0 million and $5.8 million of revenue from investment income, realized gains on investments, ceding commissions earned, policy administration, and asset management fees. For the nine months ended September 30, 2022 and 2021, we generated $21.5 million and $14.1 million of revenue from investment income, realized gains on investments, ceding commissions earned, policy administration, and asset management fees.

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

The table below sets forth American Life’s MYGA and FIA deposits received during the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
(In thousands)	Deposits Received(1)	Deposits Received(1)	Deposits Received(1)	Deposits Received(1)
Annuity Premium
MYGA	$165,123	$46,718	$260,817	$82,279
FIA	90,392	71,208	248,843	285,167
Total issued	$255,515	$117,926	$509,660	$367,446

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

An increasing portion of the U.S. population is of retirement age and is expected to increase the retirement income needs of retirees. The number of people of retirement age has increased significantly since 2010, driven by the aging of the “Baby Boomer” generation. The U.S. population over 65 years old is forecast to grow from 56 million in 2020 to an estimated 81 million by 2040, according to the U.S. Census Bureau, Population Estimates and Projections. This study also forecasted that U.S. population aged over 65 years old is expected to grow by 44% from 2020 to 2040, while the total U.S. population is expected to grow by only 12%.  Annuities in the U.S. are distributed through a number of channels, most of which are independent from the insurance companies that issue annuities. Independent distribution channels serve as the primary and a growing source of annuity distribution. In 2020, approximately 77% of U.S. individual annuity sales occurred through independent distributors, including independent agents, broker-dealers, and banks, representing an increase from approximately 70% in 2016 according to U.S. Individual Annuities, 2020 Year in Review, Life Insurance Marketing and Research Association (“LIMRA”), 2021. Independent agents are the second largest distribution channel, behind independent broker-dealers, accounting for approximately 19% of U.S. individual annuity sales in 2020. IMOs provide independent agents with access to annuity products along with operational support services and functionality to support the distribution services of the agents. The infrastructure and support services provided by IMOs to independent agents are critical to the success of independent agents and their ability to serve their customers and generate additional sales.

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

Competition

We operate in highly competitive markets with a variety of participants, including insurance companies, financial institutions, asset managers, and reinsurance companies. These companies compete in various forms in the annuity market, for investment assets and for services. We seek to build strong relationships along with offering technology-enabled and services-oriented solutions for our partners. Our experience indicates that the market for annuities is dynamic. The combination of the treasury market experiencing the unprecedented rate increases and the volatility in the market resulting from the war in Ukraine and related economic uncertainties due to inflation has opened up investment opportunities that allow us, and our reinsurance partners, to support more competitive rates for annuities. Based on our experience with COVID, we expect this investment environment to be conducive to our business model. We have been reviewing policy pricing along with reinsurer appetite to ensure we continue to grow our business while managing risk. We have recently taken pricing action on both our FIA and MYGA products and continue to monitor our competitiveness in the market. We have also increased our focus on marketing, reestablishing, and expanding our relationships on the distribution side through various channels and are reallocating or adding resources relating to this initiative. As a result, we experienced encouraging sales in the second and third quarters of 2022. However, we expect competition in our market to remain intense particularly from other well established entities providing annuity products.

Given potential premium growth, we have capacity to cover the capital needs of writing new business through existing reinsurers although, in connection with plans for future growth, we continue to monitor our need (if any) for additional capital. Additionally, we have a number of potential reinsurance transactions in the pipeline that may close later in the year.

Interest Rate Environment

The Federal Reserve continued increasing short-term interest rates in the third quarter of 2022, compared to the historically low levels in the same period in 2021 and the expectation communicated from U.S. federal banking officials is for rate increases to continue during the remainder of 2022. We seek to address our interest rate risk through managing the duration of the liabilities and purchasing and holding quality, long-term assets mirroring that duration.

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

As a result, the transition of our LIBOR Instruments to alternative reference rates may result in adverse changes to the net investment income, fair market value and return on those investments. We intend to continue evaluating and monitoring the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR, monitoring the market adoption of alternative reference rates and ensuring operational processes are updated to accommodate alternative rates. Due to uncertainty surrounding alternative rates, we are unable to predict the overall impact of this change at this time, although we have experienced no adverse effect to our investment portfolio from this transition to date.

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

Derivatives

The Company has entered into certain derivative instruments to hedge FIA products that guarantee the return of principal to our policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options. The change in fair value of the derivatives for hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based on the change in the market interest rates. The indexed reserves are measured at fair value for the current period and future periods. We hedge with options in seeking to align with the terms of our FIA products, which are between seven and ten years. We have analyzed our hedging strategy on our FIA products and, while the correlation of the hedges to the FIA products is not matched dollar for dollar, we believe the hedges are effective as of September 30, 2022.

American Life also has agreements with several third-party reinsurers that have funds withheld (“FW”) and modified coinsurance (“Modco”) provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 5 — Derivative Instruments” to our Consolidated Financial Statements. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $14.4 million as of September 30, 2022, and cumulative unrealized gains of $0.2 million at December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains and losses on the portfolios accrue to the third-party reinsurers. To recognize changes in the third-party unrealized gain (loss), American Life records the year-to-date change in the Consolidated Statements of Comprehensive Loss and in amounts recoverable from third-party reinsurers on the Consolidated Balance Sheet. As of September 30, 2022, American Life recognized a current year gain in the embedded derivative of $14.6 million and a gain in the embedded derivative of $0.9 million for the comparable period in 2021. If prices of investments fluctuate, the unrealized gains or losses of the third-party reinsurers may also fluctuate; therefore, the associated embedded derivative gain (loss) recognized by us would be increased or decreased accordingly.

Consolidated Results of Operations – the three months ended September 30, 2022, and 2021

Comprehensive Net Income (Loss)

In this section, unless otherwise noted the discussion below first compares the three months ended September 30, 2022, to the three months ended September 30, 2021.

We incurred a comprehensive loss of $19.6 million compared to a comprehensive loss of $2.5 million in 2021. Our revenues increased to $19.0 million from $5.8 million driven by unrealized losses from derivatives used to hedge FIA exposure of $31.0 million due to changes in in the Federal Reserve interest rate, offset by increases in fee revenue and investment income. Our expenses increased to $14.3 million from $9.2 million due primarily to the interest rate increases resulting in losses in the embedded derivative creating negative interest credited on our FIA products and a gain from passing the losses of the mark-to-market on the reinsurance option allowances. These decreases in expense were offset by increases in consulting related to new software implementation.

Other reasons for the increase in comprehensive loss included:

1)	Taxes. We expect our effective rates to decrease throughout the remainder of 2022. Note 8 to our Financial Statements provides further information relating to this tax rate increase.
2)	Change in Realized Investment Losses (Gains). This $6.0 million change moved to a gain of $4.1 million in 2022 from a loss of $2.1 million in 2021. The increase in interest rates in 2022 decreased the value of our fixed-income investments to a much greater extent than occurred in 2021.

Our FIA products have three components impacting our Consolidated Statements of Comprehensive Loss:

1)	The derivatives we purchase to hedge interest rate risk we would otherwise face from our FIA. We carry these derivatives at fair value on our Consolidated Balance Sheets, recording the change in fair value in our Consolidated Statements of Comprehensive Loss as either a realized gain or realized loss. In 2022, the decrease in the market value of the derivative option assets was $23.1 million compared to an increase of $0.7 million in 2021.
2)	The embedded derivative in our FIAs. We carry this derivative at fair value as of the balance sheet date, with the change in fair value recorded in the interest credited line of our Consolidated Statements of Comprehensive Loss. Interest credited for all our products was $5.7 million in 2022 compared to $0.3 million in 2021. The decrease in the value of the embedded derivative related to our FIAs was included in overall interest credited. Reflecting our risk management strategy, the change in the value of the embedded derivative equaled the change in the value of option contracts we use to hedge this exposure.
3)	The option budget reinsurers pay us to purchase derivative assets. We mark these assets to market at each balance sheet date. Separately, we record a payable to the reinsurers that is owed to a reinsurer when a policy is surrendered, an annuitant dies, or a policy lapses. We compare what the reinsurer paid for the original option budget to the market value at the end of the period. The change in the market value is added to or subtracted from the payable to the reinsurer to cover the reinsurer’s obligations to the policyholder. This change in market value that resulted in $2.2 million and was included in our other operating expense in 2022 compared to expense of $0.9 million in 2021.

Revenues

The following summarizes our revenue sources for the periods indicated:

	Three months ended September 30,
(In thousands)	2022	2021
Investment income, net of expenses	$12,938	$6,196
Net realized gains (loss) on investments	4,135	(2,115)
Amortization of deferred gain on reinsurance	1,239	662
Service fee revenue, net of expenses	118	628
Other revenue	569	400
	$18,999	$5,771

Premium revenue: Our MYGA and FIA products generated significant cash flows in 2022 and 2021; however, as indicated above, these products are defined as investment contracts under U.S. GAAP. Accordingly, the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not as premium revenue.

Investment income, net of expenses: The components of our net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Fixed maturities	$3,535	$6,373	$23,927	$13,103
Mortgage loans	(2,367)	938	878	1,479
Other invested assets	(595)	74	4,358	225
Other interest income	12,624	-	3,403	266
Gross investment income	13,197	7,385	32,566	15,073
Less: investment expenses	(259)	(1,189)	(2,845)	(2,770)
Investment income, net of expenses	$12,938	$6,196	$29,721	$12,303

Investment income, net of expenses consisted, of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with net proceeds from sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments. As of September 30, 2022, and December 31, 2021, on a gross consolidated basis, our investment portfolio (excluding cash) was $1.4 billion and $975.5 million, respectively.

Net realized losses on investments: Net realized gains on investments were $4.1 million in 2022 compared to a net realized loss of $2.1 million in 2021. The figure included a gain of $11.5 million and $0.9 million from a total return swap embedded derivative in 2022 and 2021, respectively. In 2022, there were net realized losses of $7.2 million related to derivative options we own to hedge the obligations to FIA policyholders; such losses were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

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

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $14.4 million and gains of $0.2 million as of September 30, 2022, and December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the unrealized losses on the assets held by American Life were offset by gains in the embedded derivative of $14.6 million and $0.2 million as of September 30, 2022, and 2021, respectively.

Amortization of deferred gain on reinsurance:  The increase in 2022 to $1.2 million from $0.7 million in 2021 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2022.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The decrease in this revenue, to $0.1 million in 2022 from $0.6 million in 2021, was due primarily to a decline in third-party assets managed by 1505 Capital.

Other revenue: Other revenue consists of revenue generated by us for providing ancillary services such as third-party administration (“TPA”) to clients and policy surrender charges. The increase in 2022 was primarily due to increased policy surrender charges.

Expenses

Our expenses for the periods indicated are summarized below:

	Three months ended September 30,
(In thousands)	2022	2021
Interest credited	$5,682	$284
Benefits	1,351	0
Amortization of deferred acquisition costs	1,193	753
Salaries and benefits	3,751	4,025
Other operating expenses	2,317	4,124
	$14,294	$9,186

Interest credited: The increase was primarily due to the interest credited in 2022 relating to the MYGA products of approximately $2.6 million and $0.8 million for 2022 and 2021, respectively, offset by interest credited related on our retained FIA policies of approximately $3.0 million and $(0.5) million for 2022 and 2021, respectively. The FIA interest credited is related to the fair market value of the embedded derivative, which is owed to policyholders. It experienced a sharp decline due to the 2022 increases in the Federal Reserve interest rates, partially offset by the realized gain on our total return swap that is included in the net realized gain on investments above.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of MYGA and FIA products where we retained approximately 55% of the business in 2022 compared to the 49% retained in 2021. These figures include the deferred acquisition cost (“DAC”) of the Seneca Re protected cells, SRC1 and SRC3.

Salaries and benefits: The decrease to $3.8 million compared with $4.0 million was due to slightly lower costs.

Other operating expenses: Other operating expenses were approximately $1.8 million lower due primarily to:

●	Our FIA products have embedded derivatives included in the account value that are market driven. The FIA reinsurers pay an option allowance to American Life to purchase derivatives. As of September 30, 2022, and 2021, the mark-to-market on those allowances were in a negative position so American Life incurred $2.2 million and $4.3 million, respectively, of income and receivable from the reinsurers for that market value true-up. As the market fluctuates going forward, the mark-up of the option allowance will go up or down.
●	Offset due to increases in other operating expenses of approximately $1.1 million was due to building foundational capabilities to support growth along with costs that are variable with increased premiums written related to technology support, distribution, product design and premium taxes.

Taxes

Income tax expense increased by $1.6 million to an expense of $1.2 million in 2022 from a benefit of $0.4 million in 2021. This change was primarily driven by the change in the reinsurance modified coinsurance tax reserves discussed.

Consolidated Results of Operations - Nine months Ended September 30, 2022, and 2021

Comprehensive Net Income (Loss)

In this section, unless otherwise noted the discussion below first compares the nine months ended September 30, 2022, to the nine months ended September 30, 2021.

We incurred a comprehensive loss of $38.7 million in 2022 compared to a comprehensive loss of $8.8 million in 2021. Our revenues increased to $21.5 million from $14.1 million reflecting an overall increase in investment income and fee revenue; offset by realized losses due to the increases in the Federal Reserve interest rate. Our expenses decreased to $9.6 million from $21.9 million, primarily due to the Federal Reserve interest rate increases resulting in losses in the embedded derivative creating negative interest credited on our FIA product and a gain from passing the losses of the mark-to-market on the reinsurance option allowances. These decreases in expense were offset by increases in consulting fees.

Other reasons for the increase in Consolidated Statements of Comprehensive Loss:

1)	Taxes. We expect the effective rates will decrease throughout the remainder of 2022. Note 8 to our Financial Statements provides further information related to this increase in tax rate.
2)	Change in Realized Investment Losses (Gains). This change was a loss of $14.7 million in 2022 compared with a loss of $2.7 million in 2021. The increase in interest rates in 2022 decreased the value of our fixed-income investments to a much greater extent than occurred in 2021.

Our FIA products have three components influencing our Consolidated Statements of Comprehensive Loss:

1)	The derivatives we purchase to hedge interest rate risk we would otherwise face from our FIA. We carry these derivatives at fair value on our Consolidated Balance Sheets, recording the change in fair value in our Consolidated Statements of Comprehensive Loss as either a realized gain or realized loss. In 2022, the decrease in the market value of the derivative option assets was $31.0 million compared to the decrease in market value of the derivative option assets of $4.5 million in 2021 in our net realized gain on investments.
2)	The embedded derivative in our FIAs. We carry this derivative at fair value as of the balance sheet date, with the change in fair value recorded in the interest credited line of our Consolidated Statements of Comprehensive Loss. Interest credited for all of our products was a negative $6.5 million in 2022 compared with $1.9 million in 2021. The decrease in the value of the embedded derivative related to our FIAs was included to the overall interest credited. Reflecting our risk management strategy, the change in the value of the embedded derivative equaled the change in the value of option contracts we use to hedge this exposure.
3)	The option budget reinsurers pay us to purchase derivative assets. We mark these assets to market at each balance sheet date. Separately, we record a payable to the reinsurers that is owed to a reinsurer when a policy is surrendered, an annuitant dies, or a policy lapses. We compare what the reinsurer paid for the original option budget to the market value at the end of the period. The change in the market value is added to or subtracted from the payable to the reinsurer to cover the reinsurer’s obligations to the policyholder. This change in market value that resulted in negative $2.2 million was included in our other operating expense in 2022 compared to a negative $4.3 million expense in 2021.

Revenues

The following summarizes our revenue sources for the periods indicated:

	Nine months ended September 30,
(In thousands)	2022	2021
Investment income, net of expenses	$29,721	$12,303
Net realized losses on investments	(14,676)	(2,704)
Amortization of deferred gain on reinsurance	3,251	1,711
Service fee revenue, net of expenses	1,632	1,738
Other revenue	1,530	1,007
	$21,458	$14,055

Premium revenue: Our MYGA and FIA products generated significant cash flows in 2022 and 2021; however, as indicated above, these products are defined as investment contracts under U.S. GAAP. Accordingly, the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not as premium revenue.

Investment income, net of expenses: Our net investment income components are as follows:

	Nine months ended September 30,
(In thousands)	2022	2021
Fixed maturities	$10,079	$13,103
Mortgage loans	878	1,479
Other invested assets	4,358	225
Other interest income	17,251	266
Gross investment income	32,566	15,073
Less: investment expenses	(2,845)	(2,770)
Investment income, net of expenses	$29,721	$12,303

Investment income, net of expenses consisted of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments. As of September 30, 2022, and December 31, 2021, on a gross consolidated basis, our investment portfolio (excluding cash) was $1.4 billion and $975.5 million, respectively.

Net realized losses on investments: Net realized losses on investments were $14.7 million in 2022 compared to a loss of $2.7 million in 2021. The figure included a gain of $14.6 million and $0.9 million from a total return swap embedded derivative in 2022 and 2021, respectively. In 2022, there were net realized losses of $35.9 million related to derivative options we own to hedge the obligations to FIA policyholders; such losses were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

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

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $14.4 million as of September 30, 2022, and unrealized gains of $0.2 million as of December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized gains and losses on the assets held by American Life were offset by gains in the embedded derivative of $14.6 million and a loss in the embedded derivative of $0.9 million as of September 30, 2022, and 2021, respectively. We account for this unrealized gain (loss) pass-through by recording an equivalent realized gain or (loss) on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets.

Amortization of deferred gain on reinsurance:  The increase in 2022 to $3.3 million from $1.7 million in 2021 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2022.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The decrease in this revenue, to $1.6 million in 2022 from $1.71 million in 2021, was due primarily to the assets managed by 1505 Capital.

Other revenue: Other revenue consists of revenue generated by providing ancillary services such as third-party administration (“TPA”) to clients and policy surrender charges. The increase in 2022 was primarily due to increased policy surrender charges.

Expenses

Our expenses for the periods indicated are summarized below:

	Nine months ended September 30,
(In thousands)	2022	2021
Interest credited	$(6,489)	$1,868
Amortization of deferred acquisition costs	3,095	1,780
Salaries and benefits	12,366	11,466
Other operating expenses	(1,744)	6,769
	$9,573	$21,883

Interest credited: The decrease was primarily due to the interest credited in 2022 relating to the MYGA products of approximately negative $4.6 million and $1.8 million for 2022 and 2021, respectively, offset by interest credited related on our retained FIA policies of approximately negative $11.1 million and $0.1 million for 2022 and 2021, respectively. The FIA interest credited is related to the fair market value of the embedded derivative which is owed to policyholders which experienced a sharp decline due to the increases in the Federal Reserve interest rates, partially offset by the realized gain on our total return swap that is included in the net realized gain on investments above.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of American Life’s MYGA and FIA products where we retained approximately 58% of the business in 2022 compared to the 47% retained in 2021. These figures include the DAC of Seneca Re protected cells, SRC1 and SRC3.

Salaries and benefits: The increase to $12.4 million compared with $11.5 million was due to costs incurred to attract and add personnel to service our business growth and the cost related to non-cash stock consideration. We have hired more in-house expertise to service our growth initiatives and reduce the reliance on third-party providers.

Other operating expenses: Other operating expenses were approximately $8.5 million lower due primarily to:

●	Our FIA products have embedded derivatives included in the account value that are market driven. The FIA reinsurers pay an option allowance to American Life to purchase derivatives. As of September 30, 2022 and 2021, the mark-to-market on those allowances were in a negative position so American Life incurred $13.9 million and $1.9 million, respectively, of income and receivable from the reinsurers for that market value true-up. As the market fluctuates going forward, the mark-up of the option allowance will go up or down.

●	Offset due to increases in other operating expenses of approximately $2.5 million was due to fees to consultants to assist in implementing our business plan and new accounting software, increased audit and actuarial costs, and overhead office expenses to support our plan growth of our business.

Taxes

Income tax expense increased by $2.0 million to $3.8 million in 2022 from $1.8 million in 2021. This change was primarily driven by the change in the reinsurance modified coinsurance tax reserves discussed above.

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

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2022, and December 31, 2021. Increases in fixed maturity securities primarily resulted from the proceeds of our new MYGA and FIA products during 2022. Most of the investments as of September 30, 2022, and December 31, 2021 are held as collateral for our reinsurers.

	September 30, 2022		December 31, 2021
	Carrying	Percent	Carrying	Percent
(In thousands)	Value	of Total	Value	of Total
Fixed maturity securities:
Bonds:
U.S. government obligations	$1,495	0.1%	$1,882	0.2%
Mortgage-backed securities	211,343	13.3	55,280	4.9
Asset-backed securities	34,648	2.2	24,951	2.2
Collateralized loan obligations	275,375	17.3	274,523	24.6
States and political subdivisions-general obligations	102	—	114	—
States and political subdivisions-special revenue	121	—	5,612	0.5
Corporate	37,924	2.4	37,139	3.3
Term loans	476,522	30.0	267,468	23.9
Trust preferred	0	—	2,237	0.2
Redeemable preferred stock	10,551	0.7	14,090	1.3
Total fixed maturity securities	1,048,081	66.0	683,296	61.1
Mortgage loans on real estate, held for investment	204,423	12.9	183,203	16.4
Derivatives	11,840	0.7	23,022	2.1
Equity securities	9,325	0.6	21,869	2.0
Other invested assets	78,569	4.9	35,293	3.2
Investment escrow	344	—	3,611	0.3
Federal Home Loan Bank (FHLB) stock	501	—	500	—
Preferred stock	21,579	1.5	18,686	1.7
Notes receivable	6,189	0.4	5,960	0.5
Policy Loans	21	—	87	—
Cash and cash equivalents	208,664	13.0	142,013	12.7
Total investments, including cash and cash equivalents	$1,589,536	100.0%	$1,117,540	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2022, and December 31, 2021.

	September 30, 2022		December 31, 2021
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$66,886	6.4%	$2,674	0.4%
AA	437	—	482	0.1
A	339,322	32.4	168,141	24.6
BBB	568,588	54.2	462,699	67.7
Total investment grade	975,233	93.0	633,996	92.8
BB and below	72,848	7.0	49,300	7.2
Total	$1,048,081	100.0%	$683,296	100.0%

Approximately 93% and 92.8% of all fixed maturity securities were investment grade as of September 30, 2022, and December 31, 2021, respectively.

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

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with SAP prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net income (loss) of American Life under SAP, see Note 14 – Statutory Net Income and Surplus to our Consolidated Financial Statements. As of September 30, 2022, American Life maintained sufficient capital and surplus to comply with regulatory requirements.

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

The table below sets forth our SAP net income (loss) for each of the three and nine months ended September 30, 2022 and 2021 for each of our insurance subsidiaries and then reconciled to GAAP.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Consolidated GAAP net income (loss)	$7,431	$(3,064)	$16,883	$(9,659)
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	4,685	(1,708)	8,541	(4,090)
GAAP net gain (loss) of statutory insurance entities	$2,746	$(1,356)	$8,342	$(5,569)

GAAP net income (loss) by statutory insurance entity:
American Life	$10,720	$(3,314)	$22,270	$(6,595)
Seneca Re Protected Cell 01	(5,474)	1,958	(13,009)	1,029
Seneca Re Protected Cell 03	(2,499)	—	(919)	—
SAP net gain (loss)	$2,747	$(1,356)	$8,342	$(5,566)

Reconciliation of GAAP and SAP
GAAP net income (loss) of American Life	10,720	(3,314)	22,270	(6,595)
Increase (decrease) due to:
Deferred acquisition costs	(11,350)	(7,300)	(27,196)	(27,976)
Coinsurance transactions	160,131	38,031	317,875	141,019
Carrying value of reserves	(153,093)	(28,103)	(297,028)	(102,774)
Foreign exchange and derivatives	14,659	—	35,025	—
Gain (loss) on sale of investments, net of asset valuation reserve	(22,915)	926	(35,096)	(1,146)
Other	13	76	205	67
SAP net income (loss) of American Life	$(1,835)	$316	$16,055	$2,595

GAAP net income (loss) of Seneca Re Protected Cell 01	(5,474)	1,958	(13,009)	1,029
Increase (decrease) due to:
Deferred acquisition costs	482	325	1,592	(4,397)
Coinsurance transactions	74	(61)	222	37,764
Carrying value of reserves	(706)	(1,064)	(6,257)	(36,847)
Gain on sale of investments, net of asset valuation reserve	8,324	100	18,113	1,895
Other gain (loss)	(266)	(101)	(480)	(874)
SAP net income (loss) of Seneca Re Protected Cell	$2,434	$1,157	$181	$(1,430)

GAAP net income (loss) of Seneca Re Protected Cell 03	(2,499)	—	(919)	—
Increase (decrease) due to:
Deferred acquisition costs	(3,224)	—	(2,703)	—
Coinsurance transactions	942	—	24,698	—
Carrying value of reserves	3,239	—	(24,450)	—
Gain on sale of investments, net of asset valuation reserve	2,613	—	4,398	—
Other	(16)	—	(64)	—
SAP net income (loss) of Seneca Re Protected Cell 03	$1,055	$—	$960	$—

SAP net gain (loss) of statutory insurance entities	$1,654	$1,473	$17,196	$1,165

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

	Nine months ended September 30,
(In thousands)	2022	2021
Annuity Premiums (SAP)
Annuity direct written premiums	$509,660	$367,446
Ceded premiums	(213,761)	(193,632)
Net premiums retained	$295,899	$173,814

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

Operating Metric – Fees Received for Reinsurance

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Fees received for reinsurance(1)
Fees received for reinsurance - total	$4,500	$3,589	$10,126	$11,312

(1) Consists of: 1) amortization of deferred gain on reinsurance, which is a line item from our GAAP Consolidated Statements of Comprehensive Loss; and 2) deferred gain on coinsurance transactions, which is a line item from our GAAP Consolidated Statements of Cash Flows.

Fees received for reinsurance are the net fees received for reinsurance transactions completed during the period and includes ceding commission.

For the three months ended September 30, 2022, fees received for reinsurance decreased 65% compared to the like period in the prior year due to lower reinsurance volumes. For the three months ended September 30, 2022, and 2021, the components of fees received for reinsurance included $1.2 million of amortization of deferred gain on reinsurance from our GAAP Consolidated Statements of Comprehensive Loss and $3.3 million of deferred gain on coinsurance transactions from our GAAP Consolidated Statements of Cash Flows.

For the nine months ended September 30, 2022, fees received for reinsurance decreased 39% compared to the like period in the prior year due to lower reinsurance volumes. For the nine months ended September 30, 2022, and 2021, the components of fees received for reinsurance included $3.3 million of amortization of deferred gain on reinsurance from our GAAP Consolidated Statements of Comprehensive Loss and $6.9 million of deferred coinsurance ceding commission from our GAAP Consolidated Statements of Cash Flows.

Reconciliation – Management Expenses to GAAP Expenses

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Management Expenses
G&A	$8,962	$6,212	$24,814	$17,357

Management interest credited	4,752	3,230	10,594	6,110
Amortization of deferred acquisition costs	1,193	753	3,095	1,780
Expenses related to retained business	5,945	3,983	13,689	7,890
Management expenses - total	$14,907	$10,195	$38,503	$25,247

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
G&A
Salaries and benefits - GAAP	$3,751	$4,025	$12,366	$11,466
Other operating expenses - GAAP	2,317	4,124	(1,744)	6,769
Subtotal	6,068	8,149	10,622	18,235
Adjustments:
Less: Stock-based compensation	670	(996)	287	(2,765)
Less: Mark-to-market option allowance	2,224	(941)	13,905	1,887
G&A	$8,962	$6,212	$24,814	$17,357

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Management Interest Credited
Interest credited - GAAP	$5,682	$284	$(6,489)	$1,868
Adjustments:
Less: FIA interest credited - GAAP	(3,041)	549	11,124	(38)
Add: FIA options cost - amortized - GAAP	2,111	2,397	5,959	4,280
Management interest credited	$4,752	$3,230	$10,594	$6,110

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Reconciliation - Management Expenses to GAAP Expenses
Total expenses - GAAP	$14,294	$9,186	$9,573	$21,883
Adjustments:
Less: Benefits	(1,351)	—	(2,345)	—
Less: Stock-based compensation	670	(996)	287	(2,765)
Less: Mark-to-market option allowance	2,224	(941)	13,905	1,887
Less: FIA interest credited - GAAP	(3,041)	549	11,124	(38)
Add: FIA options cost - amortized - GAAP	2,111	2,397	5,959	4,280
Management expenses - total	$14,907	$10,195	$38,503	$25,247

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

For the three months ended September 30, 2022, the sum of salaries and benefits and other operating expenses totaled $6.1 million compared to $8.1 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with $2.2 million of non-cash mark-to-market option allowance of our derivative option allowance, which we exclude in our management G&A.

For the nine months ended September 30, 2022, the sum of salaries and benefits and other operating expenses totaled $10.6 million compared to $18.2 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with $13.9 million of non-cash mark-to-market option allowance of our derivative option allowance, which we exclude in our management G&A.

Liquidity and Capital Resources

At September 30, 2022, and December 31, 2021, we had cash and cash equivalents totaling $208.7 compared to $142.0 million, respectively. We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital transaction expenditures for the foreseeable future. We have not seen an impact on our cash flows related to the COVID-19 pandemic during the last two years. In the event we are successful in furthering our state expansion, we expect an increase in our sales of our MYGA and FIA products.

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

The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated.

	Nine months ended September 30,
	2022	2021
(In thousands)
Net cash provided by (used in) operating activities	$64,892	$917
Net cash provided by (used in) investing activities	(470,724)	(423,891)
Net cash provided by (used in) financing activities	472,483	352,782
Net increase (decrease) in cash and cash equivalents	66,651	(70,192)
Cash and cash equivalents:
Beginning of period	142,013	151,679
End of period	$208,664	$81,487

Cash Provided by Operating Activities

Net cash provided by operating activities was $64.9 million for the nine months ended September 30, 2022, which was comprised primarily of an increase in realized losses on investments of $14.7 million, an increase in recoverable from reinsurers of $33.7 million, a receivable for securities of $22.1 million, and an increase in other assets and liabilities of $17.7 million. These were offset by a decrease in deposit type liabilities of $17.2 million, and an increase in interest and dividends due and accrued of $10.3 million.

Cash Used in Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2022, was $470.7 million. The primary use of cash resulted from our purchase of investments from sales of the MYGA and FIA products of $839.6 million. Offsetting this use of cash was our sale of investments in available-for-sale securities for proceeds of $373.6 million.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022, was $472.5 million. The primary source of cash was net receipts on the MYGA and FIA products of $509.7 million. The primary use of cash was withdrawals on those products of $30.3 million and $6.9 million transferred to noncontrolling interest.

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

Management, (with the participation of our principal executive officer and principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes with respect to the Company’s internal control over financial reporting or any other factors that materially affect, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 9, 2022, the Board of Directors of the Company (the “Board”) approved and adopted non-substantive changes to its Amended and Restated Bylaws (the “Revised Bylaws”), such as including gender neutral language, adding appropriate cross references, and amending Article V regarding officer appointments to add that the Board may appoint a secretary and one or more executive vice presidents. The Revised Bylaws became effective immediately upon their approval and adoption by the Board.  The Revised Bylaws are filed with this report as Exhibit 3.

Also on November 9, 2022, the Board approved and adopted certain changes to the Company’s Code of Business Conduct and Ethics (the “Code of Ethics”), largely incorporating another governance document entitled Code of Conduct and Conflicts of Interest Policy for All Members of the Boards of Directors of Midwest Holding Inc. and American Life & Security Corp. (the “Conflicts of Interest Policy”). Because by its terms the Code of Ethics has always applied to all directors, officers, and employees of the Company, and the Conflicts of Interest Policy only to directors, the Board agreed to merge the Conflicts of Interest Policy into the Code of Ethics (with the resulting version described herein as the “Revised Code of Ethics”). Certain other non-substantive changes were made in the Revised Code of Ethics, including adding explanatory language, realigning procedures for reporting violations, clarifying lines of communication with the press and other third parties, and establishing standards for the delivery and receipt of gifts and entertainment. The Revised Code of Ethics became effective immediately upon its approval and adoption by the Board and, as a result, the Conflicts of Interest Policy is no longer in effect. The Revised Code of Ethics is filed with this report as Exhibit 3.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Bylaws of Midwest Holding Inc. as Revised November 9, 2022
14.1	Code of Business Conduct and Ethics of Midwest Holding Inc. as Revised November 9, 2022
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File. Formatted as Inline XBRL and contained in Exhibit 101.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2022

MIDWEST HOLDING INC.

By:	/s / Georgette Nicholas
Name:	Georgette Nicholas
Title:	Chief Executive Officer

By:	/s / Daniel S. Maloney
Name:	Daniel S. Maloney
Title:	Principal Accounting Officer