Form 10-K
period 2022-12-31
MIDWEST HOLDING INC.
filed 2023-03-27
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-39812

Midwest Holding Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-0362426
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2900 S. 70th Street, Suite 400, Lincoln, NE	68506
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or reviewed financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $44.4 million calculated by reference to the average of the bid and ask price of such voting common stock on June 30, 2022.

As of March 27, 2023, there were 3,727,976 shares of voting common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated as to
Proxy Statement for the	Part III
2023 Annual Meeting of Stockholders

MIDWEST HOLDING INC.

FORM 10-K

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that all forward-looking statements that we make will be subject to the safe harbor protections created thereby. These statements are based on management’s expectations, estimates, projections and assumptions. In some cases, you can identify forward-looking statements by terminology including “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “intend,” or “continue,” the negative of these terms, or other comparable terminology used in connection with any discussion of future operating results or financial performance. These statements are only predictions and reflect our management’s good faith present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Factors that may cause our actual results to differ materially from those contemplated or projected, forecast, estimated or budgeted in such forward-looking statements include among others, the following possibilities:

●	our business plan, particularly including our reinsurance strategy, may not prove to be successful in the long run;
●	the success of changes in executive leadership;
●	our reliance on third-party insurance marketing organizations to market and sell our insurance products through a network of independent agents;
●	adverse changes in the ratings obtained from independent rating agencies;
●	failure to maintain adequate reinsurance;
●	our inability to expand our insurance operations outside the 24 states and the District of Columbia in which we are currently licensed;
●	our annuity products may not achieve significant market acceptance;
●	we may continue to experience operating losses in the future;
●	the possible loss or retirement of one or more of our key executive personnel;
●	intense competition, including pricing competition, the entry of new competitors, and the introduction of new products by new and existing competitors, many of whom have capital and human resources in excess of ours;
●	adverse state and federal legislation or regulation, including limitations on premium levels, increases in minimum capital and reserve requirements, benefit mandates and tax treatment of insurance products;
●	the effects of inflation;
●	fluctuations in interest rates causing a reduction of investment income or increase in interest expense and in the market value of interest-rate sensitive investments;
●	the effect of adverse economic factors, including bank failures and concerns of a potential economic downturn or recession;
●	failure to obtain new customers, retain existing customers, or reductions in policies in force by existing customers;
●	higher service, administrative, or general expense due to the need for additional marketing, administrative or management information systems expenditures related to implementation of our business plan;

●	the effect of cybersecurity risks, including technology breaches or failure;
●	changes in our liquidity due to changes in asset and liability matching;
●	possible claims relating to sales practices for insurance products;
●	accuracy of management’s assumptions and estimates;
●	variability of statutory capital required to be held by insurance or reinsurance entities; and
●	lawsuits in the ordinary course of business.

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

Summary of Risks Associated with our Business and Voting Common Stock

Our business is subject to risks of which you should be aware before making an investment decision. These risks are discussed more fully in the “Risk Factors” section of this report. A summary of these risks include, but are not limited to, the following:

●	Our use of IMOs (as defined below) could face several difficulties that could adversely affect our results of operations and financial condition.

●	Our reinsurance program was designed to enable us to write larger amounts of business while limiting our risk exposure and maximizing the use of our available regulatory capital. Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be given that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as currently available. We remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by that reinsurer.

●	The inability to obtain upgrades to our financial strength and other ratings from A.M. Best, or the possibility of a downgrade in our ratings, may have a material adverse effect on our competitive position, the marketability of our annuity product offerings, and our liquidity, operating results, financial condition, and prospects.

●	Our new insurance products and other products we may develop may not achieve market penetration.

●	Fluctuations in interest rates could cause a reduction in investment income or adversely affect the market value of interest-rate sensitive investments, which could adversely affect our business and could cause our debt service obligations to increase significantly.

●	The insurance industry is highly regulated and our activities are restricted as a result. State insurance regulators are charged with protecting policyholders and have broad regulatory, supervisory and administrative powers over our business practices, including, among other things, the power to grant and revoke licenses to transact business, and the power to regulate and approve underwriting practices and rate changes, which may delay the implementation of premium rate changes or prevent us from making changes we believe are necessary to match rate to risk.

●	The domiciliary regulator of American Life, the Nebraska Department of Insurance, imposes risk-based capital requirements on insurance companies to ensure they maintain appropriate levels of surplus to support their overall business operations and to protect customers against adverse developments. If the amount of our capital falls below this minimum, we may face restrictions with respect to soliciting new business and/or keeping existing business. Similar regulations may apply in other states in which American Life currently does or may operate.

●	We are highly dependent upon Georgette Nicholas, our Chief Executive Officer, and Mike Minnich, our President, and the loss of either of these officers could materially and adversely affect our business.

●	We operate in a highly competitive industry, and our business will suffer if we are unable to compete effectively.

●	The ongoing events resulting from the COVID-19 pandemic, and the uncertainty regarding future similar events, could have an adverse impact on our financial condition, results of operations, cash flows, liquidity, and prospects.

●	Our business plan, seeking to become a capital efficient, technology-enabled and service-oriented solutions provider to the annuity and life markets, may not be successful.

●	We have experienced significant operating losses due to expected, upfront expenses. Failure to scale our company may result in non-recovery of upfront operating costs and continued operating losses.

●	The impact on potential customers and vendors of sustained or significant deterioration in national or worldwide economic conditions, including due to concerns of a potential economic downturn or recession, could adversely affect our business.

●	We are exposed to significant financial and capital markets risk, including changes in interest rates, equity prices, market volatility, inflation, the performance of the economy in general, the performance of the specific obligors included in our investment portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price of our investment portfolio and cash flow variability associated with changes in interest rates which may lead to spread compression between our assets and liabilities, or cause our debt service obligations to increase significantly.

●	Our business success depends, in part, on effective information technology systems and on continuing to develop and implement improvements in our technology.

●	The market price and trading volume of our voting common stock have been volatile, which has resulted in, and could continue to result in, rapid and substantial losses for our stockholders.

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our voting common stock.

●	There may be future issuances or resales of our voting common stock, which may materially and adversely affect the market price of our voting common stock.

●	Guarantees within certain of our products may adversely affect our financial condition or results of operations.

●	Deviations from assumptions regarding future persistency, mortality, morbidity, and interest rates used in calculating reserve amounts could have a material adverse impact on our results of operations or financial condition.

ITEM 1. BUSINESS.

Our Company and Business Model

We are a financial services company focused on helping individuals plan and secure their future by providing technology-enabled and services-oriented solutions through our annuity products. We currently distribute our annuities through independent distributors who are primarily independent marketing organizations (“IMOs”). Our operations are comprised of three distinct, interconnected businesses – insurance, reinsurance, and asset management. We seek to reinsure our annuity policies using a reinsurance platform that is attractive to traditional reinsurance entities and other institutional investors seeking above average risk-adjusted returns uncorrelated to the equity markets. We have developed relationships with reinsurers who capitalize and manage their own reinsurance capital vehicles utilizing our infrastructure and expertise, as well as through our own captive reinsurer. Our long-term goal is to build a platform that provides competitive annuity and life insurance products via efficient technology resulting in a seamless customer experience.

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

We work to provide an end-to-end solution to manage annuity products that includes a broad set of product development, distribution support, policy administration, and asset/liability management services. Our platform enables us to efficiently develop, sell and administer a wide range of products. Our asset management services are also provided to third-party insurers and reinsurers.

We currently offer annuity products, consisting of multi-year guaranteed annuity (“MYGA”) and fixed indexed annuity (“FIA”) policies, through IMOs that in turn distribute our products and services to independent insurance agents in 24 states and the District of Columbia. We further provide IMOs with our product development expertise, administrative capabilities and technology platform.

We seek to reinsure a significant portion of the risk associated with our annuity policies with third-party reinsurers and our captive reinsurance subsidiary, Seneca Reinsurance Company, LLC (“Seneca Re”). Our third-party reinsurers include both traditional reinsurers and capital markets reinsurers, who are seeking exposure to reinsurance revenue and typically do not have their own reinsurance platforms or insurance-related operations. We also have the flexibility to selectively retain assets and liabilities associated with our policies for a period of time when we expect that doing so will provide an attractive return on our capital.

We were formed in 2003 as a financial services company and began our insurance operations in 2009. Following a change in control transaction in 2018, we began implementing our current business model and strategic plan. In December 2020, our voting common stock was listed on The Nasdaq Capital Market under the ticker symbol “MDWT.”

We operate our core business through four subsidiaries under one reportable segment. American Life & Security Corp. (“American Life”) is a Nebraska-domiciled life insurance company, currently licensed to sell, underwrite, and market life insurance and annuity products in 24 states and the District of Columbia. American Life obtained a financial strength rating of B++ (“Good”) from A.M. Best Company (“A.M. Best”), a leading rating agency for insurance companies, in December 2018. That rating was affirmed in March 2023 when A.M. Best also revised their outlook for American Life from Positive to Stable. All of our annuities are written by American Life.

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

Midwest Capital Corp., a Delaware corporation, was established as a holding company and is the immediate parent of Seneca Incorporated Cell, LLC 2021-03 (“SRC3”), both of which are consolidated into our financials.

1505 Capital LLC, a Delaware limited liability company (“1505 Capital”), is an SEC registered investment adviser providing financial, investment advisory, and management services.

We seek to deliver long-term value by growing our annuity volumes and generating profitable fee-based revenue. We generate fees and other revenue based on the gross deposits received on the annuity policies we issue, reinsure, and administer.

By reinsuring a significant portion of the annuity policies we issue, the level of capital needed for American Life is significantly less than what would be required if we retained all of the business on our books. We believe this “capital light” approach has the potential to produce enhanced returns for our business compared to a traditional insurance company capital structure. This strategy helps reduce our insurance regulatory capital requirements because policies that are reinsured require substantially less capital and surplus than policies retained by us.

We utilize our insurance and ancillary services businesses to develop and issue annuities through IMOs. We generally seek to reinsure a significant portion of the financial risk associated with our policies to third-party reinsurers, including traditional and capital markets reinsurers, and Seneca Re.

Through our ancillary services businesses we administer the policies we issue and offer asset management services to our reinsurance partners for fees. Through Seneca Re, we also assist capital markets investors in establishing and licensing new special purpose reinsurance entities. We believe our broad service offering provides a growing and valuable fee stream, and expect that our policy administration and asset management fee income will increase as we grow our number of administered policies and the associated assets that we manage. In the future, we expect to have opportunities to increase our policy administration and asset management revenue by providing these services on a stand-alone basis to new customers.

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

In investing on behalf of our insurance and reinsurance company subsidiaries, we seek to maximize yield by constructing portfolios that include a diversified portfolio of bonds, mortgages, private credit and structured securities, including collateralized loan obligations, while minimizing the difference in duration between our investment assets and liabilities.

Our Products

Through American Life we presently issue several MYGA and FIA products (including two FIA bonus options). We presently are not offering any traditional life insurance products.

Fixed indexed annuities are a type of insurance contract in which the policyholder makes one or more premium deposits, earning interest at a crediting rate determined in relation to a specific market index, on a tax-deferred basis. Multi-year guaranteed annuities are insurance contracts under which the policyholder makes deposits and earns a crediting rate guaranteed for a specified number of years before it may be changed. American Life’s MYGA products are three- and five-year single premium deferred individual annuity contracts, providing consumers with an attractive, low-risk, predictable, and tax-deferred investment option. American Life’s FIA products are long-term (7- and 10-year) annuity products with interest rates that are tied, in part, to published stock market indices selected by customers from designated indices. The FIA products are modified single premium annuity contracts designed for individuals seeking to benefit from potential market gains with fully protected principal. American Life began selling its MYGA and FIA products in 2019.

Depending on market demand American Life may consider offering a variety of insurance products, including but not limited to fixed deferred, fixed indexed or registered index-linked annuities or hybrids thereof. Any new insurance or annuity products we create will be filed with and approved by appropriate state insurance regulatory authorities before being offered to the public. American Life’s MYGA and FIA products were developed using an independent consulting actuary, and we expect that any new products will utilize similar services. Our long-term plan is to broaden the distribution of our products to new states as well as new distribution partners and channels.

The table below sets forth American Life’s MYGA and FIA deposits received during the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
(In thousands)	Deposits Received(1)	Deposits Received(1)
Annuity Premium
MYGA	$397,353	$126,588
FIA	318,480	345,058
Total issued	$715,833	$471,646

1)	Under generally accepted accounting principles in the United States of America (“GAAP”), these products are defined as deposit-type contracts; therefore, the deposits received are accounted for under GAAP as deposit-type liabilities on our balance sheet and are not recognized as revenue in our Consolidated Statements of Comprehensive Loss. Under Statutory Accounting Principles (“SAP”), the MYGA and FIA premiums are treated as premiums written and as revenue when earned. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

Our Ancillary Services

Policy Administration

We provide a cloud-based policy administration solution called “m.pas,” which operates as a division of American Life. We built m.pas to provide a scalable policy administration solution for annuity products. This platform is a flexible solution designed to aggregate and manage structured and unstructured data, and provide operational efficiencies leading to lower policy administration costs relative to traditional insurance carriers. This technology-enabled solution also provides relatively shortened new product launch capabilities and our platform facilitates integration of asset/liability management into traditional asset portfolio risk systems. We are under contract with most of our reinsurers to administer all policies ceded under our various reinsurance agreements. We believe this solution creates an opportunity to expand these services in the future into a broader business as a third-party administrator (“TPA”) for other insurers.

Asset Management

1505 Capital provides asset-liability management services to American Life, third-party reinsurers and third-party insurance clients. 1505 Capital provides its expertise and infrastructure to develop and implement customized solutions for clients seeking to optimize risk-adjusted portfolio yields, liquidity, maturity profile, risk and capital monitoring, and asset-liability management. 1505 Capital also focuses on originating and managing commercial mortgages, private credit, and structured products. We generally require reinsurers to secure their obligations to American Life in the form of assets deposited on American Life’s balance sheet or via assets held in trust to provide security for potential claims. Reinsurers may appoint 1505 Capital to manage these assets pursuant to guidelines adopted by us that are consistent with state investment statutes and reinsurance regulations. As of December 31, 2022, 1505 Capital had approximately $501.9 million total third-party reinsurer assets under management.

Our Partners

Distributors

We currently have selling agreements with 27 IMOs that contract with numerous independent agents to sell our annuity policies. The IMOs recruit, train and support independent agents who sell annuities, life insurance and other financial products to consumers. Although we contract with the IMOs, we also generally have a producer agreement with each agent. We require agents who distribute our policies to complete our product and compliance training in anti-money laundering, annuity products and annuity suitability, and the annuity products we offer. As of December 31, 2022, we had more than 2,900 active agents under contract.

We support our distribution partners by enabling them to introduce additional products, meet the needs of independent agents and consumers, implement flexible policy designs, and bring new products to market quickly. Our technology capabilities allow for flexible product design with speed to market to meet the needs of independent agents and consumers. We believe that if we are able to achieve an upgrade of American Life’s A.M. Best rating to A-, it would increase the demand for our annuities, and would attract additional distribution and reinsurance partners, including small- to mid-sized banks and broker-dealers.

Reinsurance.

As indicated above, reinsurance is an integral part of our business plan. We market, underwrite, and issue annuity products through American Life and seek to reinsure the policies with third-party reinsurers and Seneca Re. We partner with traditional third-party reinsurers and reinsurers sponsored by capital markets investors, including asset managers and institutional investors. We believe this strategy helps us preserve our capital while supporting sales growth because we have lower capital requirements when the policy liabilities are reinsured than when we retain all of the policy liabilities.

In some cases, we will retain our policies for a period of time in our captive reinsurance company in order to create block reinsurance transactions. We expect that our ability to accumulate and reinsure larger portfolios of policies over time should increase the size and number of reinsurers who seek to reinsure our liabilities.

Seneca Re was formed to operate as a sponsored captive insurance company for the purpose of reinsuring insurance policies through protected cells, under Vermont insurance regulations. Seneca Re provides an efficient structure for capital markets investors to reinsure our policies through protected cells that we manage. As of December 31, 2022, through Seneca Re and American Life we had six reinsurance agreements with third parties and a reinsurance agreement with an affiliate of Crestline Assurance Holdings LLC.

Our Technology

Our business model utilizes a modern, end-to-end, cloud-based technology platform that we began implementing in 2018. This platform enables us to develop, sell and administer a broad range of competitive annuity products. We license key components of our technology from third-party software providers, including product development, new business, distribution management, and policy administration applications. We believe this strategy allows us to provide high quality technology capabilities with limited capital investment and increased flexibility. In addition, we have added several core technology integrations to optimize the speed and efficiency of our interactions with IMOs, their agents, and policyholders, including document management, electronic application capability, secure log-ins, and an agent and policyholder portal. We believe our technology platform provides cost effective product development, sales, and administration that enables us to control the growth of our operating and other expenses while expanding our operations and growing our sales volume.

Our Market Opportunity

We participate in a large U.S. market that we expect to grow in part due to a number of demographic trends. As measured by annual premiums written, annuities are the largest product line in the life, annuity, and accident and health sector. Annuities play an important role in retirement planning by providing individuals with stable, tax-efficient sources of income. In 2021 annuity premiums, totalled $319 billion, or approximately 30% of the $1.1 trillion of total annual life, annuity, and accident and health premiums that year according to the Insurance Information Institute. The most common annuities are fixed and variable and may be written on an individual or group basis. Our current products are fixed annuities written on an individual basis.

An increasing portion of the U.S. population is of retirement age and is expected to increase the retirement income needs of retirees. The number of people of retirement age has increased significantly since 2010, driven by the aging of the “Baby Boomer” generation. The U.S. population over 65 years old is forecast to grow from 56 million in 2020 to an estimated 81 million in the next 20 years, according to the U.S. Census Bureau, Population Estimates and Projections. This study also forecasted that the U.S. population aged over 65 years old is expected to grow by 44% from 2020 to 2040, while the total U.S. population is expected to grow by only 12%.

Annuities in the U.S. are distributed through a number of channels, most of which are independent from the insurance companies that issue annuities. Independent distribution channels serve as the primary, and a growing, source of annuity distribution. In 2021, approximately 77% of U.S. individual annuity sales occurred through independent distributors, including independent agents, broker-dealers, and banks, representing an increase from approximately 70% in 2017 according to U.S. Individual Annuities, 2021 Year in Review, Life Insurance Marketing and Research Association (“LIMRA”), 2022. Independent agents are the second largest distribution channel, behind independent broker-dealers, accounting for approximately 19% of U.S. individual annuity sales in 2021. IMOs provide independent agents with access to annuity products along with operational support services and functionality to support the distribution services of the agents. The infrastructure and support services provided by IMOs to independent agents are critical to the success of independent agents and their ability to serve their customers and generate additional sales.

We believe that capital markets investors have been actively seeking, investing in, and acquiring insurance and reinsurance companies in recent years. Fixed annuities provide upfront premiums and stable, long-term payment obligations and are thus attractive sources of liability-funded assets for a variety of traditional and alternative asset managers and investors. However, there are significant regulatory and operational hurdles for capital providers looking to enter the insurance market. These hurdles are exacerbated by the limited legacy administrative capabilities, product development processes, and technology systems, of traditional insurers and reinsurers. We provide asset managers and investors the ability to seamlessly access funding from annuities through a variety of reinsurance entities that we are able to form quickly and operate efficiently with lower upfront and ongoing regulatory and operating costs.

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

Our Competitive Strengths

Differentiated Value Proposition

We provide annuity product development and asset management services, enhanced by American Life’s A.M. Best financial strength rating and licenses to sell annuity products in 24 states and the District of Columbia. We have developed and implemented a technology platform and administrative services that we believe provides us with the opportunity to expand our revenue opportunities, lower our operating costs on a per policy basis and increase customer value for our distribution partners. We believe our business model and multi-service capabilities provide our reinsurance and capital provider participants with attractive capital deployment opportunities.

We also believe our ongoing strategy to have American Life become licensed to sell insurance in additional states and seek a higher A.M. Best rating will further strengthen our value.

Multiple Revenue Sources

Our business model generates upfront ceding commissions and fee-based revenue from recurring policy administration and asset management fees. We receive ceding commissions and expense reimbursement from reinsurers at the time we cede our primary insurance liabilities to them, providing meaningful cash flow. During the years ended December 31, 2022 and 2021, we generated $11.5 and $11.2 million, respectively, in upfront ceding commissions. On our balance sheet is an item “deferred gains on reinsurance” equaling $38.1 million and $28.6 million as of December 31, 2022 and 2021, respectively, which will be earned as revenue over the contract periods. Amortization of the deferred gain on reinsurance was $4.8 million and $3.0 million for the years ended December 31, 2022, and 2021, respectively, and was recognized as revenue under GAAP. We also receive policy administration fees on annuities that we issue and manage, and we receive asset management fees from most of our third-party reinsurers relating to assets they deposit as collateral to cover claims on the policies they reinsure. These fees are typically received over the life of our annuity products, usually over five to ten years, thereby providing a stable revenue stream. We may also earn investment income (spread income) on assets not ceded to reinsurers.

Capital Structure

Our business model utilizes our regulated insurance and reinsurance subsidiaries to transfer assets and liabilities associated with our issued annuities to third-party capital providers and Seneca Re via reinsurance agreements. This strategy reduces our regulatory capital and surplus requirements because policies that are reinsured require less capital and surplus reserves than policies retained by us, allowing us to grow our business without significant capital constraints.

Effective Use of Technology

We believe we are well-positioned to capitalize on the accelerating trend of digital transformation across the insurance industry. We believe our modern, fully functional technology platform provides us a significant opportunity to penetrate large addressable markets with our compressed product development cycles.

Scalable, Low-Cost Operations

We focus on investing in technology-enhanced processes that improve the efficiency and effectiveness of developing, distributing, issuing, and managing our annuity products. We believe our model allows us to develop attractively priced products that are desirable for our IMOs to market. We currently operate on a small scale in a large addressable market. Going forward, our technology platform and streamlined processes should enable us to be scalable and allow us to produce incremental premium volumes without significant additional investment in infrastructure and with low incremental fixed operating costs.

Lower-Risk, Business Model

We believe our business model enables us to operate with reduced risk because we reinsure a substantial portion of our business. While we would have to pay policy claims in the event of non-payment by any of our reinsurers, we often obtain collateral for policy claims from reinsurers or use reinsurers who have creditworthy ratings. Further, we have designed American Life’s MYGA and FIA products to have fixed, predictable costs with low volatility and surrender charges that discourage redemptions prior to maturity and contain features to reward persistency.

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

Entrepreneurial, Highly Experienced and Aligned Management Team

Our highly experienced, entrepreneurial senior management team has extensive experience in insurance, technology, and investment management. Georgette Nicholas, our Chief Executive Officer, has more than 30 years’ experience in the global financial services industry including insurance, reinsurance, and capital markets. She has a commitment to developing strong culture and leadership in organizations, supporting diversity and inclusion to grow engagement. Ms. Nicholas previously held the position of CEO and Managing Director for Genworth Mortgage Insurance Australia, a publicly listed Australian Securities Exchange Ltd company in Sydney, Australia. She also held various investor relations roles with Genworth Financial, Inc. and chief financial officer roles in Genworth Financial, Inc.’s mortgage insurance business and controllership. Ms. Nicholas also worked in public accounting, including as a firm director with Deloitte.

Mike Minnich, our President, has over 25 years of experience in asset management, insurance company management, technology and risk management. Mr. Minnich also serves as managing member of Rendezvous Capital LLC, a New York firm advising insurers on capital and investments. Previously, he was a Managing Director at Swiss Re, where he managed a multibillion-dollar investment portfolio.

Our Growth Strategy

Expand Market Presence

We believe that our current product offerings should enable us to achieve policy sales growth as we increase the number of states in which we become licensed to sell insurance. Many of our IMOs distribute to insurance agents throughout the United States, and we expect they will increase their sales volume as American Life enters new states.

On December 22, 2022, American Life was approved for business in the state of Florida, expanding our operating footprint to 23 states and the District of Columbia. On February 24, 2023, American Life was approved for business in the state of Georgia, adding a 24th state to our operating footprint.

The 24 states in which we operate and the District of Columbia represented over $113 billion in total annuity premiums during 2021. By comparison, we generated $715.8 million of total annuity premiums under SAP for the year ended December 31, 2022.

Develop Additional Distribution and Reinsurance Relationships

We currently distribute annuity products through 27 third-party IMOs. We believe our product development, prompt policy processing, operating flexibility and speed to market make us a desirable partner for insurance distributors. We seek to grow by increasing volumes with our current IMOs and by establishing new IMO relationships.

We are seeking to leverage the relationships we have with reinsurers, capital markets investors, and reinsurance intermediaries to develop additional reinsurance relationships. In addition, as indicated above, we established Seneca Re in early 2020 to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of insurance risks for American Life and various third-party capital providers through protected cells. Also, in early 2020, we developed a strategic relationship with Crestline Assurance Holdings LLC and its affiliates (discussed below) to provide reinsurance capital and access to quality assets with attractive risk-adjusted returns.

Exploit Established Corporate Platform

We believe that we have the leadership and corporate culture, industry relationships, infrastructure, and technology to achieve growth and improve operating margins with increased annuity sales. We believe we have an efficient corporate platform to support increased sales volumes, expansion of our distribution relationships, and the development of new annuity products without significant additional incremental costs.

Revenue from Policy Administration and Asset Management Services

In addition to the ceding commissions we receive through our reinsurance strategy, we generate recurring fee income for providing policy administration and asset management services to third-party reinsurers. We are contracted to administer all our policies ceded under various reinsurance agreements. We also provide asset management services for most of our third-party reinsurers. We believe these complementary services provide a differentiated solution to third-party reinsurers that should assist us in developing additional reinsurer relationships.

Continue to Invest in Technology Capabilities

Our business strategy is centered upon our commitment to apply technology to improve and expand our business. We have developed a modern technology platform with a combination of proprietary and third-party systems enabling us to efficiently develop, sell and administer a broad range of annuity products. We expect to continue developing our platform to expand the technology-enabled capabilities we offer to distributors and reinsurers.

History

Midwest Holding Inc. is a financial services holding company that was originally incorporated in Nebraska in October 2003. In September 2009, our subsidiary American Life was issued a certificate of authority to conduct life insurance business in Nebraska. In June 2018, we underwent a change in control with a then non-affiliated third-party, Xenith Holdings LLC (“Xenith”) and its parent Vespoint LLC (“Vespoint”). Midwest contributed $20.5 million of capital to American Life from the funds received in the change of control transaction. Following the 2018 change of control and capital infusion we embarked on implementing our current business plan.

In April 2020, we entered into an agreement with Crestline Assurance Holdings LLC (“Crestline”), an institutional alternative investment management firm, under which we issued 444,444 shares of our voting common stock to Crestline for proceeds of $10.0 million. Also, in April 2020, we issued 231,655 shares of our voting common stock to various other investors in separate transactions for approximately $5.3 million. We contributed $5.0 million of the net proceeds to American Life and used $3.3 million of the proceeds to capitalize Seneca Re and its first protected cell.

In August 2020, we effected a 500 for one reverse stock split of our issued and outstanding shares of voting common stock, and reincorporated in Delaware.

On December 17, 2020, our voting common stock was listed on The Nasdaq Capital Market under the symbol “MDWT.”  On December 21, 2020, we completed a public offering of 1,000,000 shares of our voting common stock at a price to the public of $70.00 per share. The aggregate net proceeds of the offering totalled approximately $65.1 million, after deducting underwriting discounts and commissions.

On November 10, 2021, Midwest purchased 1,000 shares of Common Stock, $.01 par value per share for a total purchase price of $5.7 million, for 100% ownership in Midwest Capital Corporation (“MCC”), an intermediary holding company. Also, on November 10, 2021, Seneca Re Incorporated Cell 2021-03 (“SRC3”) was granted a Certificate of Authority by the Vermont Department of Financial Regulation (“VDFR”). MCC contributed capital of $5.5 million to purchase 100% of SRC3 Class A and B capital stock. Also, on November 10, 2021, American Life and SRC3 entered into a Funds Withheld and Modified Coinsurance Agreement, whereby SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA products and a quota share percentage of 45% of the liabilities of American Life arising from its FIA products. In the fourth quarter of 2022, the agreement with SRC3 was amended to provide a one time reinsurance funding for a quota share of $10.0 million of premiums related to American Life’s FIA products. The quota share reverted to 0% of FIA products in January 2023.

As discussed elsewhere, Midwest owned a 100% interest in SRC1 by contributing a total of $21.4 million. On December 30, 2021, Midwest closed the sale of approximately 70% of Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) to a subsidiary of ORIX Corporation USA (“ORIX USA”) for $15.0 million. Under the terms of the agreement, Midwest holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, became the manager of the assets underlying SRC1’s reinsurance obligations, replacing Midwest’s asset management arm, 1505 Capital LLC.

Crestline Relationship

On April 24, 2020, we entered into the Securities Purchase Agreement with Crestline under which we issued 444,444 shares of our voting common stock to Crestline for aggregate proceeds of $10.0 million, and also issued 231,655 shares of our voting common stock to various other investors in separate transactions for approximately $5.3 million. We contributed $5.0 million of the net proceeds to American Life and used $3.3 million of the proceeds to capitalize Seneca Re and its first protected cell. We also entered into a Stockholders Agreement along with Xenith and Vespoint that grants Crestline certain rights. Also, Douglas K. Bratton, a principal of Crestline, was appointed as a director of both the Midwest Holding Inc. Board of Directors (the “Board”) and the American Life Board of Directors.

In addition, on April 24, 2020, American Life entered into a three-year master letter agreement and related reinsurance, trust, and asset management agreement with Seneca Re and a Crestline affiliate regarding the flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA products and a quota share percentage of 40% of the liabilities of American Life arising from its FIA products. The Crestline affiliate contributed $40.0 million of assets to capitalize SRC2, now known as Crestline Re SP1 (“Crestline SP1”). Through December 31, 2022, American Life had ceded $440.9 million face amount of annuities to Crestline SP1. American Life received total ceding commissions of $2.6 million and expense reimbursements of $8.8 million in connection with these transactions for the year ended December 31, 2022. Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline SP1, a segregated portfolio company of Crestline Re SPC, under which the above described reinsurance, trust, and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline SP1.

On September 16, 2022, Midwest Holding and Crestline executed a Letter of Understanding relating to the Stockholders Agreement. Midwest and Crestline agreed that Mr. Bratton would resign from the Boards of Directors of Midwest and American Life. Notwithstanding the foregoing, the parties agreed that Mr. Bratton’s resignation and Crestline’s decision to no longer appoint a director does not constitute a permanent waiver of Crestline’s rights under the Stockholders Agreement to appoint a director. Midwest and

Crestline agreed that the foregoing described agreement will remain in place until the earlier to occur of the date (i) that the parties reach written agreement otherwise, (ii) that Crestline is no longer an affiliate of a life insurance entity it recently acquired and (iii) on which Crestline no longer has the right to elect or appoint a designated director and observer to the Boards of Directors of Midwest and American Life.

Employees

As of December 31, 2022, we had 93 total employees, including 91 full time employees. Our headquarters is in Lincoln, Nebraska and we have an office in New York, New York. We consider our relations with our employees to be good.

We are committed to creating an environment of diversity, equity, and inclusion as part of our foundational values. Recruiting, developing, and retaining talent is a key to succeeding in growing our business.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports are available free of charge through the Company’s website at http://www.midwestholding.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information contained on, or that can be accessed through, our website is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

Regulation

General

Our insurance subsidiaries are subject to extensive regulation and supervision by the states in which they are domiciled, particularly with respect to their financial condition. American Life is domiciled in Nebraska, where it is regulated and supervised by the Nebraska Department of Insurance (“NDOI”). Seneca Re is domiciled in Vermont where it is regulated and supervised by the VDFR. Our insurance subsidiaries are also subject to regulation by all states in which they transact business, which oversight in practice often focuses on review of their market conduct. American Life is licensed to conduct insurance business, and is therefore subject to regulation and supervision by insurance regulators, in 24 states and the District of Columbia. Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of reinsuring various types of risks of its participants through one or more special purpose reinsurance or “protected cell” entities and to conduct any other business that is permitted for sponsored captive insurance companies under Vermont insurance regulations. The extent and scope of insurance regulation varies between jurisdictions, but most jurisdictions have laws and regulations governing the financial security of insurers, including admittance of assets for purposes of calculating statutory surplus, standards of solvency, reserves, reinsurance, capital adequacy, and the business conduct of insurers.

In addition, statutes and regulations require the licensing of insurers and their agents, the approval of policy forms and related materials, and the approval of rates. State statutes and regulations also prescribe the permitted types and concentrations of investments by insurers. The primary purpose of this insurance industry regulation is to protect policyholders. Life insurance companies are required to file detailed quarterly and annual financial statements with insurance regulatory authorities in each of the jurisdictions in which they are licensed to do business, and their operations are subject to periodic examination by such authorities. Regulators have discretionary authority, in connection with the continued licensing of insurance companies, to limit or prohibit the ability to continue to do business if, in their judgment, the regulators determine that an insurer is not maintaining necessary statutory surplus or capital or if the further transaction of business will be detrimental to its policyholders.

The amount of dividends that our insurance subsidiaries may pay in any twelve-month period, without prior approval by their respective domestic insurance regulators, is restricted under the laws of Nebraska and Vermont.

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

Insurance holding company regulation

We are an insurance holding company and, together with our insurance subsidiaries and our other subsidiaries and affiliates, are subject to the insurance holding company system laws of Nebraska and Vermont. These laws vary across jurisdictions, but generally require insurers that are members of such insurance holding company’s system to register with the jurisdiction’s insurance regulatory authorities, to file reports disclosing certain information, including their capital structure, ownership, management, financial condition, enterprise risk, and own risk and solvency assessment.

These laws also require disclosure of certain qualifying transactions between or among our insurance subsidiaries and us or any of our other subsidiaries or affiliates to which one or more of our insurance subsidiaries is a party. Such transactions could include loans, investments, sales, service agreements, and reinsurance agreements among other similar inter-affiliate transactions. These laws also require that intercompany transactions be fair and reasonable and not adversely affect the interests of policyholders. In certain circumstances, the insurance company must give prior notice of the transaction to the insurance department in its state of domicile, and the insurance department must either approve or disapprove the subject intercompany transaction within defined periods. Further, these laws require that an insurer’s surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and its financial needs.

The insurance holding company laws in some states, including Nebraska and Vermont, require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s parent company. Generally, to obtain approval from the insurance commissioner for any acquisition of control of an insurance company or its parent company, the proposed acquirer must file with the applicable commissioner an application containing information regarding: (i) the identity and background of the acquirer and its affiliates; (ii) the nature, source and amount of funds to be used to carry out the acquisition; (iii) the financial statements of the acquirer and its affiliates; (iv) any potential plans for disposition of the securities or business of the insurer; (v) the number and type of securities to be acquired; (vi) any contracts with respect to the securities to be acquired; (vii) any agreements with broker-dealers; and (viii) other relevant matters. Different jurisdictions may have similar or additional requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in those jurisdictions. Additional requirements may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control.

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

Statutory examinations

Our insurance subsidiaries are required to file detailed quarterly and annual financial statements, prepared in accordance with SAP, with regulatory officials in each of the jurisdictions in which they conduct business. As part of their routine regulatory oversight process, the NDOI and the VDFR conduct periodic detailed examinations, generally once every three to five years, of the books, records, accounts and operations of our insurance subsidiaries domiciled in their states. The NDOI began a scheduled examination of American Life for the period of 2017-2019 in January 2021, completing its examination and issuing its final report on September 30, 2021. The NDOI and VDFR are now scheduled to commence concurrent routine examinations of American Life and Seneca Re, respectively, for the period of 2020-2022.

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

Risk-based capital requirements

In order to enhance the regulation of insurers’ solvency, the National Association of Insurance Commissioners (“ NAIC”) adopted a model law to implement Risk Based Capital (“RBC”) requirements for life insurers. All states have adopted the NAIC’s model law or a substantively similar law. The NAIC Risk-Based Capital Model Act requires insurance companies to submit an annual RBC Report, which compares an insurer’s total adjusted capital with its authorized control level RBC. A company’s RBC is calculated by using a specified formula that applies factors to various specified assets, premium, claim, expense, and reserve items. The factors are higher for those items with greater underlying risk and lower for items with less underlying risk.

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

Market conduct exams

Our insurance subsidiaries are subject to periodic market conduct exams (“MCE”) in any jurisdiction where they do business. An MCE typically entails review of business activities, such as operations and management, complaint handling, marketing and sales, producer licensing, policyholder service, underwriting, and claims handling. Regulators may impose fines and penalties upon finding violations of regulations governing such business activities. To date, neither American Life nor Seneca Re have been the subject of such an MCE.

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

Assessments against insurers

Under the insurance guaranty fund laws, which exist in each state and the District of Columbia, licensed insurers may be assessed by insurance guaranty associations for certain obligations of insolvent insurance companies to policyholders and claimants. Most of these laws provide for annual limits on the assessments and for an offset against state premium taxes. These premium tax offsets must be spread over future periods ranging from five to 20 years. Since these assessments typically are not made for several years after an insurer fails and depend upon the final outcome of liquidation or rehabilitation proceedings, we cannot accurately determine the amount or timing of any future assessments.

Regulation of investments

Our insurance subsidiaries are subject to state laws that restrict the kinds of investments they may make. These laws require diversification of our investment portfolios and limit the amounts of investments in certain asset categories, such as below-investment grade fixed income securities, equity real estate, other equity investments, and derivatives. Failure to comply with these requirements and limitations cause affected investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, could require the divestiture of such nonqualifying investments. American Life’s investment guidelines, including its Derivative Use Plan, have been filed with the Nebraska Department of Insurance.

Statutory accounting practices

Statutory accounting practices (“SAP”) are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s solvency. Statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

GAAP is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriately matching revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

Unfair trade practices

State insurance laws prohibit insurers from engaging in unfair trade practices. The kinds of practices addressed include (i) misrepresentation and false advertising, (ii) unfair discrimination in premiums and policy benefits, (iii) boycott, coercion and intimidation, (iv) discrimination based on race, color, creed or national origin, sex or marital status, and (v) rebating of premium.

Enterprise risk and other developments

The NAIC, as part of its solvency modernization initiative, has engaged in a concerted effort to strengthen the ability of U.S. state insurance regulators to monitor U.S. insurance holding company groups. The holding company reform efforts at the NAIC culminated in December 2010 in the adoption of significant amendments to the NAIC’s Insurance Holding Company System Regulatory Act (the “Model Holding Company Act”) and its Insurance Holding Company System Model Regulation (the “Model Holding Company Regulation”). Among other things, the revised Model Holding Company Act and Model Holding Company Regulation explicitly address “enterprise” risk — the risk that an activity, circumstance, event, or series of events involving one or more affiliates of an insurer will, if not remedied promptly, be likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole - and require annual reporting of potential enterprise risk as well as access to information to allow the state insurance regulator to assess such risk. In addition, the Model Holding Company Act amendments include a requirement to the effect that any person divesting control over an insurer must provide 30 days’ notice to the regulator and the insurer (with an exception for cases where a Form A is being filed). The amendments direct the domestic state insurance regulator to determine those instances in which a divesting person will be required to file for and obtain approval of the transaction. Some form of the 2010 amendments to the Model Holding Company Act and the Model Holding Company Act Regulation has been adopted in all states.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insurers to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer’s domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and the insurance group of which it is a member. The ORSA Model Act imposes more extensive filing requirements on parents and other affiliates of domestic insurers and exempts an insurer with annual direct written and unaffiliated assumed premiums less than $500 million. Prior to 2022, American Life’s direct written premium was less than $500 million. For the year ended December 31, 2022, American Life had direct written premiums of approximately $715.8 million; as such, we will begin complying with the ORSA Model Act in 2023.

Privacy regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate the use and disclosure of social security numbers and federal and state laws require notice to affected individuals, law enforcement, regulators, and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal and state lawmakers and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

ITEM 1A. RISK FACTORS.

We face many significant risks in the operation of our business and may face significant unforeseen risks as well. Also, in the second half of 2018 we embarked upon our new business plan and, therefore, we face all of the risks of doing business with a model in which our Company does not have a significant history. The material risks of this business plan are set forth below, but there may be additional risks that we do not anticipate, which could materially adversely affect our results of operations and financial condition. An investment in our voting common stock should be considered speculative.

Business Plan Risks

We have a limited operating history under our business plan and our business plan may not be successful.

We face all of the risks inherent in establishing an unseasoned business, including limited capital, unanticipated administrative costs, uncertain product markets, possible lack of market acceptance of new annuity products, and corresponding lack of significant revenues, as well as intense competition from better-capitalized and more seasoned annuity issuers with respect to any annuity products we may seek to create and distribute. We have no control over general economic conditions, competitors’ products, or their pricing and customer demand and we have limited control over necessary costs of marketing in seeking to build and expand our business. Such costs may be significantly higher than we anticipate. For example, our general and administrative costs in 2022 were higher than we expected. There can be no assurance that our proposed business plan will be economically successful or result in significant revenues to the extent that we achieve profits, and the likelihood of any success must be considered in light of our lack of operating history under our recently reconstituted executive leadership, our business plan, and our limited capital. The lack of a seasoned operating history makes it difficult to predict our future revenues or results of operations.

Our business plan provides that we will seek to utilize American Life and its technology, product development and administration capabilities to distribute insurance products through third-party marketing organizations. As part of this plan, American Life has obtained a “B++” (“Good”) A.M. Best financial strength rating and an A.M. Best bbb+ long-term issuer credit rating. American Life is seeking to become licensed to sell insurance in additional states. We cannot make any assurance that our business plan will achieve economic success and we anticipate that full implementation of our business plan will take place over several years. Some of these material risks include market non-acceptance of our new products, non-acceptance of our products by our IMOs and their agents, shortcomings or failures in our technology or encountering other problems that we may not be able to overcome, and unforeseen difficulties in obtaining coverage from financially capable reinsurance providers.

Our use of IMOs could face several difficulties that could adversely affect our results of operations and financial condition.

We create and sell annuity products through IMOs that provide the sales agents and infrastructure in order to sell our products. This strategy entails several significant risks, including the possibility that our IMOs will not be able to successfully sell our products or will not devote sufficient time and attention to sell our products. We have no control over any IMOs and, therefore, any sales success regarding our products will be substantially dependent upon the efforts of those organizations and their sales agents. Also, we have concentrated channels of product distribution because although we have 27 IMOs as of December 31, 2022,   we presently do not distribute our products through other distribution channels such as banks and broker-dealers. If any one of our IMOs does not perform within our expectations, our results of operation could be materially adversely affected and our financial condition would suffer.

Our strategy to reinsure the annuity policies we write may not be successful.

As part of our business plan, American Life intends to cede its annuity policies to other companies through reinsurance agreements. However, American Life will remain liable with respect to ceded insurance should any reinsurer fail to meet the obligations assumed by that reinsurer. The failure of any one of American Life’s reinsurers would likely have a material adverse economic effect on American Life, and the value of our voting common stock would likely decline significantly as well. Thus, it is critical that we adequately assess the financial strength of our reinsurers on an ongoing basis. If we fail to adequately assess reinsurer payment risk including the sufficiency of any amounts of collateral we may hold as security for claims payments we may require them to back up their potential obligations, we could be faced with severe economic consequences in the event any reinsurer does not meet its financial obligations to the policyholders of the annuities that we cede to the reinsurer. Also, we have a concentrated group of reinsurers, which heightens the risks we face should any reinsurer not meet its obligations to annuitants who purchase annuities from us.

We face a risk of unavailability and increased cost of reinsurance.

Market conditions beyond our control determine the availability and cost of the reinsurance we may seek to purchase. We can offer no assurance that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as are currently available to us. If we are unable to maintain our current level of reinsurance or to purchase new reinsurance in amounts that we consider sufficient and at prices that we consider acceptable, we would either have to accept an increase in our net insurance liability exposures or reduce our annuity issuances. A reinsurer’s insolvency or inability to make payments under the terms of a reinsurance treaty could subject us to credit risk with respect to our ability to recover amounts due from reinsurers. Because of these risks, we may not be able to collect all amounts due to us from reinsurers. Further, reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.

We may be unable to expand insurance operations to other states to any significant degree.

A significant part of our business plan is expanding the ability of American Life to sell insurance in more states. At present, American Life is licensed to sell insurance in 24 states and the District of Columbia. While we are seeking to expand to additional states, we cannot assure you that these efforts will be successful, and to the extent they are not, our ability to achieve product scale and significant annuity sales will be adversely affected. Our results of operations and future prospects will in turn be adversely affected.

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

In addition to exposure to credit risks related to our investment portfolio, we are exposed to credit risks in several other areas of our business operations as discussed above and credit risks in our operations related to reinsurance. The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract, and whether reinsurers, or their affiliates, have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Since we are primarily liable to an insured for the full amount of insurance coverage, our inability to collect a material recovery from a reinsurer could have a material adverse effect on our operating results and financial condition.

We operate in a highly competitive industry, and our business will suffer if we are unable to compete effectively.

The operating results of insurance companies are subject to significant fluctuations due to competition, economic conditions, interest rates, investment performance, maintenance of insurance ratings from rating agencies such as A.M. Best and other factors. The insurance business is intensely competitive. Our ability to compete with other insurance companies is dependent upon, among other things, our ability to attract and retain IMOs to market our insurance products, our ability to develop competitive and profitable products, and our ability to obtain acceptable financial strength ratings. In connection with the development and sale of products, American Life encounters competition from other insurance companies, most of whom offer annuity products and have financial and human resources substantially greater than American Life’s, as well as competition from other investment alternatives available to potential annuitants.

American Life competes with several hundred other insurance companies in the United States. Most of these companies have greater financial resources, longer business histories, and more diversified lines of insurance and annuity product offerings than American Life. These larger companies also generally have large sales forces. We also face competition from direct mail and email sales marketers. We may not be able to compete successfully against these competitors.

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

We hold certain investments that may lack liquidity, such as certain fixed maturity securities (including collateralized loan obligations  and mortgage loans). We do not have the present intent to sell, nor is it more likely than not that we will be required to sell, debt securities in an unrealized loss position. Investment losses, however, may be realized to the extent liquidity needs require the disposition of debt securities in unfavorable interest rate, liquidity, or credit spread environments.

We have exposure to mortgage loans on real estate, which could cause declines in the value of our investment portfolio.

Securities and other capital markets products with respect to mortgage lending may become less liquid than conventional securities such as stocks and bonds. The value of our investments in mortgage loans may be negatively impacted by an unfavorable change in or increased uncertainty regarding delinquency rates, and refinancing availability. In addition, commercial mortgages are sensitive to the strength of the related underlying mortgage loans, the U.S. economy, and the supply and demand for commercial real estate. The value of our investments in mortgage loans and determination in loss allowances regarding such investments may be negatively impacted by declining loan to value ratios, especially with respect to loan to value ratios that exceed 80%. For the year ended December 31, 2022, our commercial mortgage loans investment portfolio had approximately $4.7 million in loans at or exceeding an 80% loan-to-value ratio compared to zero for the preceding year. Deterioration in the performance of the residential and commercial mortgage sector, including as a result of the COVID-19 pandemic or additional risk of loss in connection with increasing loan-to-value ratios, could cause declines in the value of that portion of our investment portfolio. The carrying value of our mortgage loans on real estate as of December 31, 2022 and 2021, was $227 million and $183.2 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Changes in regulations regarding suitability of product sales and fiduciary/best interest standards may affect our operations and profitability.

Our annuity sales practices are subject to strict regulation. State insurance regulators are becoming more active in adopting and enforcing suitability standards with respect to sales of annuities. In addition, our insurance operations may be impacted by actions taken by the NAIC, the U.S. standard setting and regulatory support organization created and governed by the chief insurance regulatory authorities of the 50 states, the District of Columbia and the five U.S. territories. Some states have enacted or proposed legislation to impose new or expanded fiduciary/best interest standards on broker dealers, investment advisors and/or insurance agents providing services to customers. At the federal level, the U.S. Department of Labor (the “DOL”) adopted a new prohibited transaction exemption, effective on February 16, 2021, which allows the payment of compensation to investment advice fiduciaries who comply with the exemption’s requirements and imposes a best interest standard of conduct for retail investment advice, including recommendations to “roll over” assets from a qualified retirement plan to an individual retirement account (“IRA”) or from one IRA to another IRA. The DOL has also indicated in its regulatory agenda that it plans to issue proposed rulemaking related to fiduciary advice. Any material changes to the standards governing our sales practices, including applicable laws and regulations, could adversely affect our business, results of operations and financial condition.

The inability to obtain upgrades to our financial strength and other ratings from A.M. Best, or the possibility of a downgrade in our ratings, may have a material adverse effect on our competitive position, the marketability of our annuity product offerings, and our liquidity, operating results, financial condition, and prospects.

Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. Many insurance buyers, agents, brokers, and secured lenders use the ratings assigned by A.M. Best and other agencies to assist them in assessing the financial strength and overall quality of the companies from which they are considering purchasing insurance or in determining the financial strength of the company that provides insurance with respect to the collateral they hold. American Life currently has an A.M. Best financial strength rating of B++ (Good) and long-term issuer credit rating of bbb+. A.M. Best ratings are derived from an in-depth evaluation of an insurance company’s balance sheet strengths, operating performances, and business profiles. A.M. Best evaluates, among other factors, the company’s capitalization, underwriting leverage, financial leverage, asset leverage, capital structure, quality and appropriateness of reinsurance, adequacy of reserves, quality and diversification of assets, liquidity, profitability, spread of risk, revenue composition, market position, management, market risk, and event risk. On an ongoing basis, rating agencies such as A.M. Best review the financial performance and condition of insurers and may downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital, a reduced confidence in management, or a host of other considerations that may or may not be under the insurer’s control. All ratings are subject to continuous review; therefore, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our competitiveness, the marketability of our product offerings, and our ability to grow in the marketplace.

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

Our ability to operate successfully is dependent primarily upon the efforts of Georgette Nicholas and Mike Minnich, our key executive officers. The loss of the services of either of these individuals could have a material adverse effect on our ability to pursue our business plan. We have employment agreements with Ms. Nicholas and Mr. Minnich and we have limited “key person” life insurance on Mr. Minnich, but there are no restrictions on their termination of employment with us.

Midwest is a holding company whose principal operating subsidiary is American Life.

Midwest depends primarily on reimbursement of costs from American Life, Seneca Re, and 1505 Capital and has no other significant source of revenue. Our change in control that occurred in 2018 with the infusion of capital from Xenith, discussed above, along with net proceeds of the 2020 public offering of our voting common stock, may not provide adequate long-term financing to support our contemplated expansion of American Life’s business or any continued reimbursements to Midwest. If there is not a substantial expansion of American Life’s business, it may not be able to provide funds to Midwest to enable Midwest to meet its obligations. American Life is also restricted by state insurance laws as to fund transfers, by way of dividends or otherwise, to Midwest.

Our investment adviser subsidiary is subject to numerous laws and regulations with substantial compliance costs.

Our wholly owned investment adviser subsidiary, 1505 Capital, is subject to substantial regulation. It is registered with the SEC as an investment adviser, is subject to examination by the SEC, and is required to file detailed reports with the SEC concerning its business. It is subject to the Investment Advisers Act of 1940 as well as other state securities laws regarding the conduct of its business. Compliance with these regulations is time consuming and is a burden on the operations of 1505 Capital. There can be no assurance that 1505 Capital will not be adversely affected by the results of any future examination.

We have experienced significant operating losses and may not be able to reverse them in the foreseeable future.

We commenced our business plan in mid-2018 and introduced our first annuity products in 2019. We incurred substantial operating losses in 2021 and 2020, and there can be no assurance of our future profitability. Because ceding commissions from reinsurance are amortized over the life of the policy, we expect several years of insurance policy sales growth will be necessary until we consistently achieve net income on a GAAP basis.

American Life may encounter regulatory difficulties or fail as a result of being inadequately capitalized.

American Life must have adequate capital and surplus capital, calculated in accordance with SAP prescribed by state insurance regulatory authorities to meet regulatory requirements in Nebraska, the state of domicile of American Life. It had approximately $69.9 million of capital and surplus (based upon SAP) as of December 31, 2022. Because we have embarked upon a business plan under which we write new insurance business and seek to cede a substantial amount of the risk to third-party reinsurers, the NDOI may require additional amounts of capital and surplus to support the expanded business of American Life going forward. The amount of capital and surplus of American Life ultimately required will be based on certain “risk-based capital” standards established by statute and regulation administered by the NDOI. The “risk-based capital” system establishes a framework for evaluating the adequacy of the minimum amount of capital and surplus, calculated in accordance with SAP, necessary for an insurance company to support its overall business operations. It identifies insurers that may be inadequately capitalized by reviewing certain inherent risks of each insurer’s assets and liabilities and its mix of net premiums written. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. If American Life fails to maintain required capital levels in accordance with the “risk-based capital” system, its ability to conduct business would be compromised and our ability to expand our insurance business would be significantly reduced absent a prompt infusion of capital into American Life.

We may execute an acquisition strategy, which could cause our business and future growth prospects to suffer.

We may at some time pursue acquisitions of insurance-related companies. If we were to pursue acquisitions, we would compete with other companies, most of which have greater financial and other resources than us. Further, if we were to succeed in consummating acquisitions, our business, financial condition, and results of operations may be negatively affected because:

●	some of the acquired businesses may not achieve anticipated revenues, earnings, or cash flows;
●	we may have to assume liabilities that were not disclosed or exceed estimates;
●	we may be unable to integrate acquired businesses successfully and realize anticipated economic, operational, and other benefits in a timely manner;
●	acquisitions could disrupt our on-going business, distract our management, and divert our financial and human resources;
●	we may experience difficulties operating in markets in which we have no or only limited direct experience; and
●	of the potential for loss of customers and key employees of any acquired company.

Risks Related to Our Voting Common Stock

Ownership of shares of Midwest voting common stock involves substantial risk, and the entire value of those shares may be lost.

Shares of our voting common stock constitute a high-risk, speculative investment in a business that has incurred substantial losses in the past and may incur losses in the future. No assurance can be given that any of the potential benefits envisioned by our business plan will prove to be available to our stockholders, nor can any assurance be given as to the financial return, if any, which may result from ownership of our voting common stock. The entire value of your shares of Midwest voting common stock may be lost.

The market price and trading volume of our voting common stock have been volatile, which has resulted in, and could continue to result in rapid and substantial losses for our stockholders.

Trading and prices of our voting common stock were highly volatile in 2022 and could be subject to wide fluctuations in the future. There are many factors that will impact our stock price and trading volume, including, but not limited to, the factors listed above under “Risks Related to Our Business.” In addition, the low trading volume in our voting common stock may fluctuate and cause significant price variations to occur. If the market price of our voting common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our voting common stock include:

●	operating results that vary from the expectations of investors and securities analysts;
●	significant sales of our voting common stock or other securities in the open market;
●	lack of interest in our voting common stock from institutions, securities analysts, and retail investors;
●	quarterly variations in our operating results;
●	the financial projections we may provide to the public, any changes in these projections or our ability to meet these projections;

●	changes in investment valuations;
●	changes (including legislative and regulatory changes) in the industries in which we operate;
●	announcements by us or companies in our industries of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments, plans, prospects, service offerings or operating results;
●	additions or departures of key personnel;
●	future sales of our securities;
●	developments in the financial markets and worldwide or regional economies, including bank failures and concerns of an economic downturn or recession;
●	announcements of innovations or new products, solutions, or services by us or our competitors;
●	variations in interest rates; and
●	changes in accounting principles.

Stock markets in the United States have experienced significant price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as the global COVID-19 pandemic and the associated economic and market disruption, acts of terrorism, war, such as the conflict between Russia and Ukraine, prolonged economic uncertainty, a recession, or interest rate or currency rate fluctuations, could adversely affect the market price of our voting common stock.

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

Currently, we are a “smaller reporting company,” which generally means that our outstanding common stock held by non-affiliates had a market value of less than $250 million as of the last business day of our second fiscal quarter. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, for so long as we qualify as a “smaller reporting company,” we may continue to take advantage of these exemptions and it may be more challenging for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. Further, a material weakness in internal controls may remain undetected for a longer period because of our extended exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act.

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

In addition, our Board is authorized to designate and issue preferred stock without further stockholder approval, and we may issue other equity and equity-related securities that are senior to our voting common stock in the future for a number of reasons, including, without limitation, to support operations and growth, to maintain our capital ratios, and to comply with any future changes in regulatory standards.

Our executive officers and directors own a substantial number of shares of our voting common stock. This will enable them to significantly influence the vote on all matters submitted to a vote of our stockholders.

As of December 31, 2022, our executive officers and directors beneficially owned 603,547 shares of our voting common stock, representing approximately 16.2% of the outstanding shares of our voting common stock.

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

The indemnification rights provided to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against them.

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

To date, we have never declared or paid any cash dividends to our stockholders and do not expect to do so for the foreseeable future. The declaration, payment, and amount of any future dividends will be made at the discretion of our Board, and will depend upon, among other things, the results of our operations, cash flows and financial conditions, operating and capital requirements, and other factors as the Board considers relevant. In addition, our ability to pay cash dividends depends, in part, upon on the ability of American Life to provide us with payments from its operations, which are subject to prior regulatory approval for the most part. As an insurance company, American Life is subject to significant regulatory restrictions limiting its ability to declare and make payments or dividends to Midwest.

If securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding us, our voting common stock price and trading value could decline.

The trading market for our voting common stock is influenced by research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, or our voting common stock performance, or if our target operating results fail to meet the expectations of analysts, our voting common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price and trading volume to decline.

Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third- party to acquire control of us, even if the change in control would be beneficial to our stockholders.

We are a holding company incorporated in Delaware. Anti-takeover provisions in Delaware law and our certificate of incorporation and bylaws, as well as regulatory approvals required under state insurance laws, could make it more difficult for a third- party to acquire control of us and may prevent stockholders from receiving a premium for their shares of voting common stock. Our certificate of incorporation provides that our Board may issue up to 2,000,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, preferences, rights, and privileges as the Board may deem appropriate. These provisions, the control of our executive officers and directors over the election of our directors, and other factors may hinder or prevent a change in control, even if the change in control would be beneficial to, or sought by, our stockholders.

Eight individuals currently serve on our Board, which is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors is to be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. As a result, a portion of our Board will be elected each year. Our certificate of incorporation authorizes our Board to fix the number of directors from time to time by a resolution of the majority of our Board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class shall consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control. Between stockholder meetings, directors may be removed by our stockholders only for cause, and the Board may appoint new directors to fill the vacancies. These provisions may prevent a stockholder from removing incumbent directors and simultaneously gaining control of the Board by filling the resulting vacancies with its own nominees. Consequently, the existence of these provisions may have the effect of deterring hostile takeovers, which could depress the market price of our voting common stock.

General Risks

The ongoing events resulting from the COVID-19 pandemic, and the uncertainty regarding future similar events, could have an adverse impact on our financial condition, results of operations, cash flows, liquidity, and prospects.

We continue to closely monitor developments related to the coronavirus (COVID-19) pandemic to assess potential adverse impacts on our business. Due to the evolving and highly uncertain nature of this pandemic, it currently is not possible provide a longer-term estimate of potential insurance or reinsurance exposure or the indirect effects the pandemic may have on our results of operations, financial condition, or liquidity. Management implemented the Company’s business continuity plan in early March 2020 and operated through July 2020 with the majority of employees working remotely. Operations continued as normal despite a sharp increase in sales during the period. We continue to monitor the Centers for Disease Control and Prevention and Nebraska guidelines regarding employee safety.

If the COVID-19 pandemic and associated economic slowdown continues it could adversely impact our future results of operations, financial condition, cash flows, liquidity, and prospects in a number of ways, including:

●	Our investment portfolio (and, specifically, the valuations of investment assets we hold) could be materially and adversely affected as a result of market developments from the pandemic and uncertainty regarding its outcome. Moreover, changes in interest rates, reduced liquidity, or a slowdown in the U.S. or global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and asset-backed securities could be negatively affected by

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
●	Potential impacts on our operations due to efforts to mitigate the pandemic, including government mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, which could result in an adverse impact on our ability to conduct our business, including our ability to sell policies, and adjust certain claims;
●	Potential impacts on morbidity could adversely affect the potential profitability of our annuity products;
●	We also outsource certain critical business activities to third parties such as our IMOs. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties on whom we rely for critical business activities experience operational difficulties or failures as a result of the impacts from the spread of COVID-19, it may have a material adverse effect on our business, financial condition, results of operations, liquidity, and cash flows; and
●	Potential impacts of COVID-19 on reinsurers and the cost and availability of reinsurance.

Finally, we cannot predict how legal and regulatory responses to concerns about COVID-19 and related public health issues, including responses to any future outbreaks of communicable diseases, will impact our business. The continued spread of COVID-19 and its variants has led to disruption and volatility in the global capital markets which could increase our funding costs and limit our access to the capital markets. Accordingly, we may in the future have difficulty accessing capital on attractive terms, or at all, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Catastrophes may adversely impact liabilities for policyholder claims and reinsurance availability.

Claims resulting from catastrophic events could harm our financial results, profitability, and financial condition. Catastrophic events could impact our insurance business by significantly impacting our assumptions as to mortality, morbidity, and other rates, as well as product sales. Catastrophic events may also reduce economic activity in affected areas, which could harm our prospects for new business. In addition, catastrophes could cause unanticipated financial strain on our insureds as well as increase the cost of reinsurance to us and decrease the availability of reinsurance, which could in turn harm our business, results of operations, or financial condition.

Claims loss reserves may be inadequate.

We maintain loss reserves to cover estimated liabilities for unpaid losses and loss expenses, including legal and other fees, as well as other claims and settlement costs for reported and unreported claims incurred as of the end of each accounting period. Loss reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on the assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, and other factors. The variables described above are affected by both internal and external events, such as changes in claims handling procedures, economic inflation, judicial and litigation trends, and legislative changes. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant delay between the occurrence of the insured event and the time it is reported to us.

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

The capital and credit markets have historically experienced significant volatility and disruption. In some cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to pay our operating expenses, or increase the amount of insurance that we seek to underwrite, or otherwise grow our business, our ability to obtain such capital may be limited and the cost of any such capital may be significant. In addition, the availability of additional financing will depend on a variety of factors, including capital and credit market conditions, the availability of credit generally and specifically to the financial services industries, market liquidity, our creditworthiness, as well as the possibility that customers or capital providers could develop a negative perception of our long or short-term financial prospects if we incur large investment losses or if our level of business activity decreases. Similarly, our access to capital may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and we may not be able to successfully obtain additional financing on favorable terms, or at all. As such, we may be forced to issue securities with terms and conditions that may be unfavorable to us, to accept an unattractive cost of capital or to sell certain assets, any of which could decrease our profitability and significantly reduce our financial flexibility. If a combination of these factors occurs, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on terms favorable to us.

The transition from LIBOR to alternative reference “benchmark” interest rates is uncertain and could adversely affect the value of or the interest rates on our investments and obligations indexed to LIBOR, as well as the revenue and expenses associated with those assets and obligations.

LIBOR is an interest rate benchmark that has been widely used in financial contracts around the world for decades. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that it intended to phase out LIBOR by the end of 2021. Following discussions with the FCA and other official sector bodies, the Intercontinental Exchange Benchmark Administration announced in March 2021 that the publication of certain USD LIBOR settings will continue through June 30, 2023. The Alternative Reference Rates Committee of the Federal Reserve Board (“ARRC”), a group of market participants convened to help ensure a successful transition away from LIBOR, has recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative reference rate and has proposed a transition plan and timeline designed to encourage the adoption of SOFR from LIBOR.

We are in the process of analyzing and identifying our population of securities, financial instruments, and contracts that utilize LIBOR (collectively “LIBOR Instruments”) to determine if we have any material exposure to the transition from LIBOR. To the extent we hold LIBOR Instruments, the terms of these instruments may have fallback provisions that provide for an alternative reference rate when LIBOR ceases to exist. For securities without adequate fallback provisions already in place, federal legislation has been enacted to provide a safe harbor for transition to the recommended alternative reference rate.

Notwithstanding the availability of statutory guidance on fallback procedures, in preparation for the phase out of LIBOR, we may need to renegotiate our LIBOR Instruments that utilize LIBOR. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our LIBOR Instruments. Furthermore, the discontinuation of LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.

As a result, the transition of our LIBOR Instruments to alternative reference rates, including SOFR, may result in adverse changes to the net investment income, fair market value and return on those investments. We intend to continue evaluating and monitoring the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR and ensuring operational processes are updated to accommodate alternative rates. Due to uncertainty surrounding the effect of adopting or transitioning to alternative rates, such as SOFR, we are unable to predict the overall impact of this change at this time.

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

In addition, our insurance operations may be impacted by actions taken by the NAIC. A primary mandate of the NAIC is to benefit state insurance regulatory authorities and consumers by promulgating model insurance laws and regulations for adoption by the states. The NAIC also provides standardized insurance industry accounting and reporting guidance through the NAIC Accounting Manual. However, model insurance laws and regulations are only effective when adopted by the states, and statutory accounting and reporting principles continue to be established by individual state laws, regulations, and permitted practices. Changes to the NAIC Accounting Manual or modifications by the various state insurance departments may adversely affect the statutory capital and surplus of American Life. See “Regulation” for further discussion.

The NAIC and state insurance regulators reexamine existing laws and regulations on an ongoing basis, and focus on insurance company investments and solvency issues, risk-based capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines, and the circumstances under which dividends may be paid. Future NAIC initiatives, and other regulatory changes, could have a material adverse impact on our insurance business. There can be no assurance that American Life will be able to satisfy the regulatory requirements of the NDOI or a similar department in any other state in which it transacts business. A significant component of our business plan is to reinsure a significant portion of the insurance policies that we issue. It should be assumed that state regulators will monitor carefully the financial strength of any third-party reinsurer and in certain instances may require that sufficient funds be reserved by us in order to alleviate risks associated with reinsurers being unable to meet their financial commitments in the case of claims on insurance policies with a reinsurer. This oversight may result in our operations being less economically successful than we are seeking and could adversely affect our result of operations and therefore the value of our voting common stock.

In addition, as the owner of a life insurance subsidiary, Midwest is itself regulated by the NDOI and, to a lesser extent, by the various state insurance regulatory authorities of those U.S. jurisdictions where American Life is licensed. All U.S. states have enacted legislation requiring each insurance holding company and each insurance company in an insurance holding company system to register with the insurance regulatory authority of the insurance company’s state of domicile (in the case of American Life, Nebraska) and to furnish annually financial and other information concerning the operations of companies within the holding company system that materially affect the operations, management, or financial condition of the insurers within such system (generally referred to as “insurance holding company acts”). Under such laws, among other requirements, transactions between Midwest and its regulated insurance subsidiaries and affiliates must be fair and reasonable and, if material or of a specified category, they require prior notice and approval or non-disapproval by the state of domicile of each insurance company that is party to the transaction. In addition, under such laws, a state insurance authority usually must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company domiciled in its state.

In addition, American Life generally may not pay dividends without giving prior notice thereof to the NDOI and generally may not pay extraordinary dividends without obtaining the prior approval or non-disapproval of such regulators. The laws and regulations prohibit an insurer from, without regulatory approval, paying an “extraordinary” dividend, which is generally defined as any dividend paid from other than earned surplus or exceeding certain thresholds specified in the applicable state insurance laws.

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

In our insurance business, we must make certain assumptions as to expected mortality, lapse rates, and other factors in developing the pricing and other terms of insurance products. These assumptions are based on industry experience and are reviewed and revised regularly to reflect actual experience on a current basis. However, variation of actual experience from that assumed in developing such terms may affect a product’s profitability or sales volume and in turn adversely impact our revenues and profitability.

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

Fluctuations in interest rates could cause a reduction in investment income or adversely affect the market value of interest-rate sensitive investments, which could adversely affect our business and could cause our debt service obligations to increase significantly.

Interest rate fluctuations may impair an insurance company’s ability to pay policyholder benefits with operating and investment cash flows, cash on hand and other cash sources. Our annuity products expose us to the risk that changes in interest rates will reduce any spread, or the difference between the amounts that American Life is required to pay under the contracts and the amounts American Life is able to earn on its investments intended to support its obligations under its annuity contracts. Spread is a key component of net revenues.

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

Increases in market interest rates may also negatively affect profitability. In periods of increasing interest rates (such as those the U.S. and certain foreign markets are currently experiencing), we may not be able to replace invested assets with higher yielding assets needed to fund the higher crediting rates that may be necessary to keep interest sensitive products competitive. American Life, therefore, may have to accept a lower spread and thus lower profitability or face a decline in sales and greater surrender of existing annuity contracts.

Additionally, borrowings under our Revolving Credit Facility (as defined below) are at variable rates of interest and expose us to interest rate risk. The recent rise in interest rates has increased our cost of borrowing.

We are subject to extensive regulation.

As stated above, we are subject to extensive state regulatory oversight in the jurisdictions in which we do business, as well as federal oversight with respect to certain portions of our business. Changes in state regulations, or in the interpretation or application of existing state laws or regulations, may adversely impact our pricing, capital requirements, reserve adequacy, or exposure to litigation and could increase the costs of our regulatory compliance.

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

From time to time, increased scrutiny has been placed upon the U.S. insurance regulatory framework by both federal and state legislators and regulators. A number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance and reinsurance companies. In addition to legislative initiatives of this type, the NAIC and insurance regulators are regularly involved in a process of reexamining existing laws and regulations and their application to insurance and reinsurance companies.

We cannot predict the effect that any proposed or future federal or state legislation or change in the interpretation or application of existing laws or regulations may have on our financial condition or results of operations.

A failure to comply with rules and regulations in a jurisdiction could lead to disciplinary action, the imposition of fines or the revocation of the license, permission or authorization necessary to conduct our businesses in that jurisdiction, all of which could have a material adverse effect on the continued conduct of business in a particular jurisdiction.

The impact on potential customers and vendors of sustained or significant deterioration in economic conditions, including due to concerns of a potential economic downturn or recession, could adversely affect our business.

We are exposed to risks associated with the potential financial instability of our customers, many of whom may be adversely affected by an economic slowdown or recession, inflation, or rising interest rates. As a result of macroeconomic challenges currently or potentially affecting the economy of the U.S. and other parts of the world, customers may experience serious cash flow problems and other financial difficulties. In addition, events in the U.S. or foreign markets, such as the COVID-19 pandemic, the rising rate of inflation that the U.S. is currently experiencing, bank failures, and the conflict between Russia and Ukraine, may continue to impact the global economy and capital markets. The impact of such events is difficult to predict. As a result, customers and potential customers may modify, delay, or cancel plans to purchase our products. Additionally, if customers are not successful in generating sufficient incomes, they may not be able to pay, or may delay payment of, premiums and other amounts that are owed to us. Any liability of current or potential customers to pay us for our products may adversely affect our earnings and cash flow.

A general economic slowdown or recession could potentially adversely affect us in the form of consumer behavior, particularly through decreased demand for our products. In addition, we are susceptible to risks associated with the potential financial instability of the vendors on which we rely to provide services or to whom we delegate certain functions. The same conditions that may affect our customers also could adversely affect our vendors, causing them to significantly and quickly increase their prices or reduce their output. Our business depends on our ability to perform, in an efficient and uninterrupted fashion, our necessary business functions, and any interruption in the services provided by third parties could also adversely affect us.

Defaults on commercial mortgage loans and volatility in performance may adversely affect our results of operations and financial condition.

A decline in the commercial real estate market within the U.S. resulting from changes in interest rates, real estate market conditions or an economic downturn or recession may have a negative impact on the value of our commercial mortgage loan portfolio. Negative developments across a certain property type or the occurrence of a negative event within a geographic region may have a significant negative impact, based on concentration within that property type or geographic region. Our operations and financial condition may be adversely affected from an increase in borrower defaults within our commercial mortgage loan portfolio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our valuation of investments and the determinations of the amount of allowances and impairments taken on our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and, if changed, could materially adversely affect our results of operations or financial condition.

Fixed maturities, equity securities and derivatives represent the majority of assets and liabilities reported at fair value on our Consolidated Balance Sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Fair value estimates are made based on available market information and judgments about the financial instrument at a specific point in time. Considerable judgment is often required to develop estimates of fair value, and the use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

As an example, our registered independent accounting firm has identified the valuation of embedded derivatives of fixed indexed annuities as a critical audit matter. Our FIA contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative. The fair value of the embedded derivatives is computed as the present value of death, surrender, and partial withdrawal benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which included assumptions for expected index credits on the next policy anniversary date, future equity option cost developed based on the participation rate, cap rate, strike rate, volatility assumption, time to expiration, and risk-free rates using the Black Scholes formula and grow at the risk-free interest rates over the term of the index period, guaranteed minimum renewal interest rate, and policyholder assumptions including mortality, lapses, partial withdrawal rates, and the utilization of benefit riders.  Because of the significant subjectivity and estimation of the valuation inputs, the valuation of our embedded derivatives could vary significantly as conditions change and new information and  becomes available. Decreases in value may have a material adverse effect on our results of operation or financial condition.

Our determination of the amount of allowances and impairments varies by investment type and is based on our periodic evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and make changes in allowances and impairments in operations. Market volatility, including as a result of the COVID-19 pandemic, inflation, bank failures, and the conflict between Russia and Ukraine, can make it more difficult to value our securities if trading in such securities becomes less frequent. In addition, a forced sale by holders of large amounts of a security, whether due to insolvency, liquidity, or other issues with respect to such holders, could result in declines in the price of a security. There can be no guarantee that we have accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Impairments result in charges to earnings in the period taken, and historical trends may not be indicative of future impairments or allowances.

A breach of information security or other unauthorized data access could have an adverse impact on our business and reputation.

In the ordinary course of business, we collect, process, transmit, and store large quantities of personally identifiable information, customer financial and health information, and proprietary business information (“Sensitive Information”). The secure processing, storage, maintenance, and transmission of Sensitive Information are vital to our operations and business strategies. Although we undertake substantial efforts to reasonably protect Sensitive Information, including internal processes and technological defenses that are preventative, and other commercially reasonable controls designed to provide multiple layers of security and detection, Sensitive Information maintained by us may be vulnerable to attacks by computer hackers, to physical theft by other third-party criminals, or to other compromise due to employee error or malfeasance. Attacks may include both sophisticated cyber-attacks perpetrated by organized crime groups, “activists,” or state sponsored groups, as well as non-technical attacks ranging from sophisticated social engineering to simple extortion or threats, which can lead to unauthorized access or disclosure, disruption or further attacks. Such events may expose us to civil and criminal liability, or regulatory action, harm our reputation among customers, deter people from purchasing our products, cause system interruptions, require significant technical, legal, and other remediation expenses, and otherwise have an adverse impact on our business. Third parties to whom we outsource certain functions are also subject to the risks outlined above, and if a third-party suffers a breach of information security involving our Sensitive Information, the breach may result in substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations, and liquidity. We offer no guarantees that we will be able to implement information security measures to prevent all breaches of information security.

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

Current and future litigation or regulatory investigations and actions in the ordinary course of operating our business, including class action lawsuits, may negatively affect us by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring us to change certain aspects of our business operations, diverting management attention from other business issues, harming our reputation with customers, or making it more difficult to retain current customers and to recruit and retain employees or IMOs.

Guarantees within certain of our products may adversely affect our financial condition or results of operations.

We offer guarantees which may include a return of no less than the total deposits made on the contract less any customer withdrawals, total deposits made on the contract less any customer withdrawals plus a minimum return, or the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees can also include benefits payable in the event of death, upon annuitization, upon periodic withdrawal, or at specified dates during the accumulation period.

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

Our profitability depends significantly upon the extent to which the actual experience is consistent with the assumptions we use in setting prices for our products and establishing liabilities for future policy benefits and claims. Such amounts are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. The process of calculating reserve amounts for a life insurance company involves the use of a number of assumptions, including those related to persistency (how long a contract stays with a company), mortality (the likelihood of death or the likelihood of survival), morbidity (likelihood of sickness or disability), and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts).

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

Some of our products are complex and all of our products are presently sold through IMOs and their agents. Therefore, we are primarily reliant on our IMOs and their agents in our distribution channel to describe and explain our products to potential customers. The intentional or unintentional misrepresentation of our products and services in advertising materials or other external communications, or inappropriate activities by the IMOs or their agents, could adversely affect our business reputation and prospects, as well as lead to potential regulatory actions or litigation.

Expectations relating to environmental, social, and governance (“ESG”) considerations could expose us to potential liabilities, increased costs, and reputational harm.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increas-ingly sensitive to ESG considerations, such as diversity and inclusion, sustainability, climate change, cyber-security and data privacy. This focus on ESG considerations may lead to increased compliance costs associated with running our business. Responding to ESG concerns, implementing ESG initiatives and achieving ESG goals involves risks and uncertainties, requires investment, and depends in part on third-party performance or data that is outside of our control. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brands and reputation, if we fail, or are perceived to fail, to adhere to any public statements about ESG matters, comply fully with developing interpretations of ESG laws and regulations or meet evolving and varied stakeholder expectations and standards. In addition, some stakeholders may disagree with any of our ESG goals and initiatives. If we do not meet the evolving and varied ESG expectations of our customers, investors and other stakeholders, we could experience reduced demand for our products and services, loss of customers and other negative effects on our business, results of operations and the market price of our common stock, and could be exposed to government enforcement actions or private litigation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently lease approximately 15,831 square feet of office space at 2900 South 70th Street, Suites 350 and 400, Lincoln, Nebraska 68506. This lease was executed October 16, 2021 and expires on October 16, 2031. We also rent approximately 455 square feet of office space at 405 Lexington Avenue, Floor 9, New York, New York, 10174. This rental agreement was executed September 1, 2021 and renews on a month--to--month basis.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Historically our voting common stock was listed on the OTCQB Marketplace under the symbol “MDWT’’ but had experienced very limited trading. On August 27, 2020, we completed a 500 for one reverse stock split and minimal trading of our voting common stock occurred after that date until December 17, 2020, when our voting common stock was listed on The Nasdaq Capital Market under the symbol “MDWT.” The following table shows the high and low bid prices of our voting common stock as reported by Nasdaq. As of March 22, 2023, the closing price of our common stock on The Nasdaq Capital Market was $17.21 per share.

		Bid Price
Period	Year	High	Low
First Quarter	2021	$50.29	49.14
Second Quarter	2021	39.81	39.21
Third Quarter	2021	39.80	38.90
Fourth Quarter	2021	17.56	16.73

First Quarter	2022	24.19	21.76
Second Quarter	2022	17.60	16.10
Third Quarter	2022	16.69	15.54
Fourth Quarter	2022	16.95	16.80

On March 13, 2023, there were approximately 4,195 holders of record of our voting common stock.

Dividend Policy

Holders of our voting common stock are entitled to cash dividends when, as, and if declared by our Board out of funds legally available therefor. We have never paid cash dividends on our voting common stock. Future dividend policy will be subject to the discretion of our Board and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that future cash dividends of any kind will be paid to holders of our voting common stock. Our ability to pay cash dividends depends, in part, upon on the ability of American Life to pay cash dividends to us. American Life, as an insurance subsidiary, is subject to significant regulatory restrictions limiting its ability to declare and pay cash dividends. These restrictions are related to surplus and net investment income.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included in this Annual Report on Form 10-K and it includes many forward-looking statements which involve many risks and uncertainties including those referred to herein. Our actual results could differ materially from those indicated in such forward-looking statements as a result of certain factors, such as those set forth herein under “Special Cautionary Note Regarding Forward-Looking Statements,” “Summary of Risks Associated with our Business and Voting Common Stock” and “Risk Factors.” We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

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

We are a financial services company focused on helping people plan and secure their future by providing technology-enabled and services-oriented solutions to support individuals’ retirement through our annuity products. We distribute our annuities through independent distributors who are primarily independent marketing organizations (“IMOs”). Our operations are comprised of three distinct, inter-connected businesses – insurance, reinsurance, and asset management. We seek to reinsure a significant portion of our annuity policies with third-party reinsurers and our captive reinsurance subsidiary, Seneca Re. Our third-party reinsurers include traditional reinsurers and capital markets reinsurers, who are investors seeking exposure to reinsurance revenue and typically do not have their own reinsurance platforms or insurance-related operations. We also have the flexibility to selectively retain assets and liabilities associated with our policies for a period of time when we expect that doing so will provide an attractive return on our capital.

We believe that our operating capabilities and technology platform provide annuity distributors and reinsurers with flexible and cost-effective solutions. We seek to create value through our ability to provide the distributors and reinsurers with annuity product innovation, speed to market for new products, competitive rates and commissions, and streamlined customer and agent experiences. Our capital model allows us to support increasing annuity sales volumes with capital capacity provided by reinsurers although, in connection with plans for future growth, we continue to monitor any need for additional capital. By reinsuring a significant portion of the annuity policies issued, the level of capital needed for American Life is significantly less than retaining all of the business on its books. We believe this “capital light” approach has the potential to produce enhanced returns for our business compared to a traditional insurance company capital structure. This strategy helps reduce our insurance regulatory capital requirements because policies that are reinsured require substantially less capital and surplus than policies retained by us.

As of December 31, 2022, approximately 43% of the deposits received in 2022 for our annuity products were ceded to reinsurance vehicles capitalized by third party reinsurers or held in protected cells within Seneca Re for future reinsurance transactions.

We operate our core business through four subsidiaries under one reportable segment. American Life & Security Corp. (“American Life”) is a Nebraska-domiciled life insurance company, currently licensed to sell, underwrite, and market life insurance and annuity products in 24 states and the District of Columbia. American Life obtained a financial strength rating of B++ (“Good”) from A.M. Best Company (“A.M. Best”), a leading rating agency for insurance companies, in December 2018. That rating was affirmed in March 2023 when A.M. Best also revised its outlook for American Life from Positive to Stable. All of our annuities are written by American Life.

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

Midwest Capital Corp was established as a holding company and is the immediate parent of Seneca Incorporated Cell, LLC 2021-03 (“SRC3”), both of which are consolidated into our financial statements.

Our fourth subsidiary, 1505 Capital, is an SEC registered investment adviser providing financial, investment advisory, and management services. Our asset management services are available to third-party insurers and reinsurers. At December 31, 2022, 1505 Capital had approximately $501.9 million total third-party assets under management.

We seek to deliver long-term value by growing our annuity volumes and generating profitable fee-based revenue. We generate fees and other revenue based on the gross deposits received on the annuity policies we issue, reinsure, and administer. We provide an end-to-end solution to manage annuity products that includes a broad set of product development, distribution support, policy administration, and asset/liability management services. Our platform enables us to efficiently develop, sell and administer a wide range of annuity products.

Industry Trends and Market Conditions

Market

We participate in a large U.S. market that we expect to grow in part due to a number of demographic trends. As measured by annual premiums written, annuities are the largest product line in the life, annuity, and accident and health sector. Annuities play an important role in retirement planning by providing individuals with stable, tax-efficient sources of income. In 2021, annuity premiums accounted for $319 billion of annual premiums, or approximately 30% of the $1.1 trillion of total annual life, annuity, and accident and health premiums according to the Insurance Information Institute. The most common annuities are fixed and variable and can be written on an individual or group basis. Our current products are MYGAs and FIAs written on an individual basis.

An increasing portion of the U.S. population is of retirement age and is expected to increase the retirement income needs of retirees. The number of people of retirement age has increased significantly since 2010, driven by the aging of the “Baby Boomer” generation. The U.S. population over 65 years old is forecasted to grow from 56 million in 2020 to an estimated 81 million by 2040, according to the U.S. Census Bureau, Population Estimates and Projections. This study also forecasted that U.S. population aged over 65 years old is expected to grow by 44% from 2020 to 2040, while the total U.S. population is expected to grow by only 12%.  Annuities in the U.S. are distributed through a number of channels, most of which are independent from the insurance companies that issue annuities. Independent distribution channels serve as the primary and a growing source of annuity distribution. In 2021, approximately 77% of U.S. individual annuity sales occurred through independent distributors, including independent agents, broker-dealers, and banks, representing an increase from approximately 70% in 2017 according to U.S. Individual Annuities, 2021 Year in Review, Life Insurance Marketing and Research Association (“LIMRA”), 2022. Independent agents are the second largest distribution channel, behind independent broker-dealers, accounting for approximately 19% of U.S. individual annuity sales in 2021. IMOs provide independent agents with access to annuity products along with operational support services and functionality to support the distribution services of the agents. The infrastructure and support services provided by IMOs to independent agents are critical to the success of independent agents and their ability to serve their customers and generate additional sales.

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

State expansion efforts have taken more time than anticipated, as state insurance regulators would like to see a more fully developed historical financial footprint. We are working diligently to file in more states, responding and providing increased information to regulators and discussing how our business model ensures policyholders are protected, given the capital held and supported by the use of reinsurance.

We currently distribute annuity products through 27 third-party IMOs. We believe our product development, prompt policy processing, operating flexibility and speed to market make us a desirable partner for insurance distributors. We are seeking to grow by increasing volumes with our current IMOs and by establishing new IMO relationships.

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

We have also increased our focus on marketing, reestablishing, and expanding our relationships on the distribution side through various channels and are reallocating or adding resources relating to this initiative. As a result, we experienced encouraging sales as 2022 unfolded. However, we expect competition in our market to remain intense particularly from other well established entities providing annuity products.

Interest Rate Environment

The Federal Reserve has continued increasing short-term interest rates, compared to the historically low levels in 2021 and the expectation communicated from U.S. federal banking officials is for rate increases to continue. We seek to address our interest rate risk through managing the duration of the liabilities and purchasing and holding quality, long-term assets mirroring that duration.

If interest rates were to rise, we believe the yield on our floating rate investments and the yield on new investment purchases would rise. We also believe our products would therefore be more attractive to consumers and our annuities sales would increase.

Discontinuation of LIBOR

The Financial Conduct Authority (“FCA”), the United Kingdom regulator of the London Interbank Offered Rate ("LIBOR"), previously indicated that it intends to stop compelling panel banks to submit quotes used to determine LIBOR after 2021. On November 30, 2020, the Intercontinental Exchange (“ICE”) Benchmark Administration (“IBA”), the administrator of LIBOR, announced a consultation regarding its intention to cease the publication of one week and two-month U.S. Dollar LIBOR settings at the end of December 2021, but to extend the publication of the remaining U.S. Dollar LIBOR settings (overnight and one, three, six, and 12-month U.S. Dollar LIBOR) until the end of June 2023. The IBA intends to share the results of the consultation with the FCA and publish a summary of the responses. U.S. bank regulators acknowledged the announcement and, subject to certain limited exceptions, advised banks to cease writing new U.S. Dollar LIBOR contracts by the end of 2021.

We are in the process of analyzing and identifying our securities, financial instruments, and contracts that utilize LIBOR (collectively “LIBOR Instruments”) to determine if we have any material exposure to the transition from LIBOR. To the extent we hold LIBOR Instruments, the terms of these instruments may have fallback provisions that provide for an alternative reference rate when LIBOR ceases to exist. For securities without adequate fallback provisions already in place, federal legislation has been enacted to provide a safe harbor for transition to the recommended alternative reference rate.

Notwithstanding the availability of statutory guidance on fallback procedures, in preparation for the phase out of LIBOR, we may need to renegotiate our LIBOR Instruments that utilize LIBOR. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our LIBOR Instruments. Furthermore, the discontinuation of LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments.

As a result, the transition of our LIBOR Instruments to alternative reference rates, including the Secured Overnight Financing Rate (“SOFR”), may result in adverse changes to the net investment income, fair market value and return on those investments. We in-tend to continue evaluating and monitoring the risks associated with the LIBOR transition which include identifying and monitoring our exposure to LIBOR and ensuring operational processes are updated to accommodate alternative rates. Due to uncertainty surrounding the effect of adopting or transitioning to alternative rates such as SOFR, we are unable to predict the overall impact of this change at this time.

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with GAAP. Preparation of our Consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions, and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments, and estimates are the most critical to the understanding of our results of operations and financial position. Our accounting policies, judgments, and estimates have not changed significantly over our disclosed accounting periods. For further discussion of our accounting policies and estimates see “Note 1 — Nature of Operations and Summary of Significant Accounting Policies” to our Consolidated financial statements.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. As of December 31, 2020, the Company analyzed its securities portfolio and determined that an impairment of approximately $35,000 should be recorded for one debt security, an impairment of $500,000 was recognized on a preferred stock, and a valuation allowance of $777,000 established on one lease. The valuation allowance on the lease of $777,000 was released as of March 31, 2021 due to the sale of the investment. As of December 31, 2022, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million. No such impairments were recognized as of December 31, 2021.

Investment income consists of interest, dividends, gains and losses, and real estate income, which are recognized on an accrual basis along with the amortization of premiums and discounts.

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

Our indefinite-lived intangible assets consist of American Life’s state licenses. We compared the carrying value to the current costs of obtaining licenses in those states. As of December 31, 2022, the sum of the fair value of those licenses exceeded the carrying value of the indefinite-lived intangible assets. These amounts are carried on our balance sheet in Other Assets.

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

Recognition of Revenues

Amounts received as payment for annuities are recognized as deposits to policyholder account balances and included deposit-type contract liabilities. Annuity premiums are shown as a financing activity in the Consolidated Statements of Cash Flows. Revenues from these contracts are comprised of fees earned for administrative and policyholder services, which are recognized over the period of the annuity contracts and included in other revenue. Through our reinsurance contracts, revenues are earned through ceding commissions, which are capitalized, and our independent consulting actuary determines the amounts to be recognized as income over the period of the annuity contracts. Deferred coinsurance ceding commissions are shown as an operating activity in the Consolidated Statements of Cash Flows. Revenues from asset management services are recognized as earned.

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

In late 2019, we began investing in options to hedge our interest rate risks on our FIA product. Options typically do not qualify for hedge accounting; therefore, we chose not to use hedge accounting for the related options that we currently have. We value our derivatives at fair market value with the offset being recorded on our Consolidated Statements of Comprehensive Loss as a realized gain or (loss).

Additionally, reinsurance agreements written on a FW basis contain embedded derivatives on our FIA product. Gains or (losses) associated with the performance of assets maintained in the relevant deposit and funds withheld accounts are reflected as realized gains or (losses) in our Consolidated Statements of Comprehensive Loss.

Derivatives

The Company has entered into certain derivative instruments to hedge FIA products that guarantee the return of principal to our policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options. The change in fair value of the derivatives for hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based on the change in the market interest rates. The indexed reserves are measured at fair value for the current period and future periods. We hedge with options that align with the terms of our FIA products which are between seven and ten years. We have analyzed our hedging strategy on our FIA products and, while the correlation of the hedges to the FIA products is not matched dollar for dollar, we believe the hedges are effective  as of December 31, 2022.

American Life also has agreements with several third-party reinsurers that have FW and Modco provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 4 — Derivative Instruments” to our Consolidated financial statements. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses as of December 31, 2022 and cumulative unrealized gains as of December 31, 2021, of approximately $10.5 million and $0.2 million, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains and losses on the portfolios accrue to the third-party reinsurers. We account for these unrealized gains by recording equivalent realized gains or losses on our Consolidated Statements of Comprehensive Loss. Accordingly, the unrealized gains on the assets held by American Life on behalf of the third-party reinsurers were offset by recording an embedded derivative gain of $10.6 million and loss of $2.8 million as of December 31, 2022 and 2021, respectively. If prices of investments fluctuate, the unrealized gains or losses of the third-party reinsurers may also fluctuate; therefore, the associated embedded derivative gain (loss) recognized by us would be increased or decreased accordingly.

Net Income (Loss)

In this section, unless otherwise noted the discussion below compares the year ended December 31, 2022 to the year ended December 31, 2021.

We incurred a comprehensive loss of $46.9 million including unrealized loss of $54.0 million, mainly from the fixed maturity portfolio, resulting in net income to Midwest of $7.1 million for the year ended December 31, 2022. This compares to a comprehensive loss of $20.4 million including unrealized loss of $3.8 million, resulting in net loss of $16.6 million to Midwest last year.

Overall, revenues were flat year over year being impacted by realized losses of $14.9 million for the year ended December 31, 2022 versus a gain of $7.8 million in the prior year. Investment income increased due to the growth in the retained portfolio and from higher interest rates. Policy administration fees were up due to the increase in deposit liabilities through annuity premiums written in 2022 of $715.8 million versus $471.6 million in the prior year. Amortization of deferred ceded premium grew as we added new reinsurers and the portfolio continues to age. Service fee revenue was consistent with prior years as AUM was $502 million versus $405 million in the prior year.

Overall, expenses were down, driven by negative interest credited and benefitting from the option allowance (see point 3 below). Controllable expenses increased 42% from $41.3 million to $58.8 million compared to 62% growth in deposit liabilities through annuity premiums written for the year. Salaries and benefits increased (after the exclusion of a one-time accelerated vesting of stock options) with additional personnel, repositioning and retaining of personnel to support growth and given tight labor market. Increase in Other expenses was driven by consulting, legal and accounting fees to support distribution, state expansion, and capital initiatives, along with technology initiatives.

The effective tax rate was 90.6% compared to 40.1% for the year ended December 31, 2022 and 2021, respectively. Our primary insurance entities, American Life, SRC1, and SRC3, are taxed on a statutory basis. GAAP defers the recognition of income related to premiums received until they are earned across the life of the contract. Statutory principles though recognize premiums as income in the period they are received, creating the difference between the two statements of income.  See Note 9 to our financial statements for further information related to the income tax expense.

Our FIA products have three components influencing our Consolidated Statements of Comprehensive Loss:

1)	The embedded derivative in our FIAs. We carry this derivative at fair value, with the change in fair value recorded in the interest credited line of our Consolidated Statements of Comprehensive Loss. Across our FIA products, interest credited was negative $17.2 million in 2022 compared with positive $4.2 million in 2021. Reflecting our risk management, the change in the value of the embedded derivative corresponds to the change in the value of option contracts we use to hedge this exposure.
2)	The derivatives we purchase to hedge stock market risk we would otherwise face from our FIA. We carry these derivatives at fair value on our balance sheet, recording the change in fair value in our Consolidated Statements of Comprehensive Loss as either a realized gain or realized loss. In 2022, the market value of the derivative assets was $15.9 million compared to $2.7 million in 2021 in our net unrealized gain on investments.
3)	The option budget reinsurers pay us to purchase derivative assets. We mark these assets to market each period. Separately, we record a payable to the reinsurers that is owed to a reinsurer when a policy is surrendered, an annuitant dies, or a policy lapses. We compare what the reinsurer paid for the original option budget to the market value at the end of the period. The change in the market value is added to or subtracted from the payable to the reinsurer to cover the reinsurer’s obligations to the policyholder. This change in market value resulted in a negative $11.2 million expense and was included in our other operating expense in 2022 compared to a $2.4 million expense in the prior year.

American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. As a result of changes in interest rates, assets held on behalf of the third-party reinsurers had unrealized losses of approximately $10.5 million and  gains of $0.2 million at December 31, 2022 and 2021, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the asset portfolio accrue to the reinsurers. We account for the change in these unrealized gains or losses by recording equivalent realized gains or losses on our Consolidated Statements of Comprehensive Loss. We recorded the decrease in the unrealized gains as a realized gain of $10.6 million in 2022 compared to a realized loss of $2.8 million in 2021.

Consolidated Results of Operations - Years Ended December 31, 2022 and 2021

Revenues

The following summarizes the sources of our revenue:

	Year ended December 31,
(In thousands)	2022	2021
Premiums	$—	$—
Investment income, net of expenses	35,115	$15,737
Net realized (losses) gains on investments	(14,878)	7,752
Amortization of deferred gain on reinsurance	4,816	3,022
Policy administration fees	2,130	842
Service fee revenue, net of expenses	2,366	2,343
Other revenue	500	367
	$30,049	$30,063

Premium revenue: Sales of our MYGA and FIA products generated a large volume of new business in 2022 and 2021; however, these products are defined as investment contracts under GAAP. Accordingly the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not as premium revenue.

Investment income, net of expenses: The components of net investment income for 2022 and 2021 were as follows:

	Year ended December 31,
(In thousands)	2022	2021
Fixed maturities	$38,299	$16,443
Mortgage loans	2,456	185
Other invested assets	1,854	665
Other interest (expense) income	(1,517)	298
Gross investment income	41,092	17,591
Less: investment expenses	(5,977)	(1,854)
Investment income, net of expenses	$35,115	$15,737

Investment income, net of expenses consisted of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments with attractive yields and risk-return profiles. As of December 31, 2022 and 2021, on a gross consolidated basis, our investment portfolio (excluding cash) was $1,615.0 million and $975.5 million, respectively, as a result of proceeds from our MYGA and FIA product sales, reflecting both retained premium proceeds as well as assets held on behalf of our reinsurers.

Net realized losses on investments: Net realized losses on investments were $14.9 million in 2022 compared with gains of $7.8 million in 2021. The figures include  a gain of $10.6 million and a loss of $2.8 million from a total return swap embedded derivative in 2022 and 2021, respectively. In 2022, there were net realized losses of $14.5 million related to derivatives we own to hedge the obligations to FIA policyholders; such losses were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

American Life has treaties with several reinsurers that have funds withheld coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 4 — Derivative Instruments to our Consolidated financial statements. The change in fair value of the total return swap is included in net realized gains or losses on investments. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained unrealized losses of approximately $10.5 million and gains of approximately $0.2 million for the years ended December 31, 2022 and 2021, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the portfolios accrue to the third-party reinsurers. We recorded the unrealized gains and losses accruing to third-party reinsurers via a total return swap resulting in a realized gain of $10.6 million and a realized loss of $2.8 million in 2022 and 2021, respectively.

Amortization of deferred gain on reinsurance:  The increase in 2022 to $4.8 million from $3.0 million in 2021 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2022.

Policy administration fees: Policy administration fees includes fees received for the servicing and initiation of policies ceded to our reinsurers. Also included are fees surrendered by policy holders for early termination of their contracts. The increase of revenue to $2.1 million in 2022 from $0.8 million in 2021 was driven primarily by the increase in policies written and ceded, as well as additional policy holder early termination.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The increase in this revenue, to $2.4 million in 2022 from $2.3 million in 2021, was due primarily to the level of asset management services provided by 1505 Capital to third-party clients.

Other revenue: Other revenue consists of revenue generated by us for providing administrative services for clients.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Year ended December 31,
(In thousands)	2022	2021
Interest credited	$(10,193)	$7,012
Benefits	3,206	6
Amortization of deferred acquisition costs	4,788	2,886
Salaries and benefits	16,196	16,926
Other operating expenses	7,661	15,104
	$21,658	$41,934

Interest credited: The decrease was primarily due to the interest credited across all our products in 2022. Interest credited for our retained MYGA products was positive $7.2 million while interest credited related to our retained FIA policies was negative $17.2 million in 2022. MYGA and FIA interest credited were positive $2.8 million and $4.2 million for 2021, respectively. The FIA interest credited is related to the fair market value of the embedded derivative which is owed to policyholders. This was partially offset by the realized gain on our total return swap that is included in the net realized gain on investment above.

Benefits: This refers to death benefits on our policies, which saw an increase to $3.2 million in 2022 compared with 2021’s death benefits.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of American Life’s MYGA and FIA products where we retained approximately 57% of the business in 2022 compared to the 50% retained in 2021. These figures include the Seneca Re protected cells, SRC1 and SRC3, and DAC amortization.

Salaries and benefits The slight decrease to $16.2 million compared with $16.9 million was due to changes in upper management, offset by continued costs incurred to attract and add personnel to service our business growth combined with significantly lower costs related to non-cash stock consideration. We are hiring more in-house expertise to service our growth initiatives and reduce the reliance on third-party providers.

Other operating expenses: Other operating expenses were approximately $7.4 million lower due primarily to:

●	Our FIA product has embedded derivatives included in the account value. Those derivatives are market driven. The reinsurers that reinsure the FIA products pay an option allowance to American Life to purchase derivatives. As of December 31, 2022, the mark-to-market adjustment on those allowances was in a positive position so American Life incurred a negative $11.2 million expense payable to the reinsurers for that mark-up. As the market fluctuates going forward, the mark up of the option allowance could go up or down.
●	Increases of other expenses related to legal and consulting fees of $2.1 million related primarily to efforts to secure new additional capital sources and the expansion of our business into new jurisdictions.

Taxes

Income tax expense increased by $2.8 million to $7.6 million in 2022 from $4.8 million in 2021. This change was primarily driven by the change in the reinsurance modified coinsurance tax reserves.

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

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of December 31, 2022 and 2021. Increases in fixed maturity securities primarily resulted from the sale of our MYGA and FIA products during 2022.

	December 31, 2022		December 31, 2021
	Carrying	Percent	Carrying	Percent
(In thousands)	Value	of Total	Value	of Total
Fixed maturity securities:
Bonds:
U.S. government obligations	$1,262	0.1%	$1,882	0.2%
Mortgage-backed securities	294,066	16.3	55,280	4.9
Asset-backed securities	30,756	1.7	24,951	2.2
Collateralized loan obligations	287,673	15.9	274,523	24.6
States and political subdivisions-general obligations	101	—	114	—
States and political subdivisions-special revenue	205	—	5,612	0.5
Corporate	41,600	2.3	37,139	3.3
Term loans	558,972	30.9	267,468	23.9
Trust preferred	—	—	2,237	0.2
Redeemable preferred stock	—	—	14,090	1.3
Total fixed maturity securities	1,214,635	67.2	683,296	61.1
Mortgage loans on real estate, held for investment	227,047	12.6	183,203	16.4
Derivatives	15,934	0.9	23,022	2.1
Equity securities	5,111	0.3	21,869	2.0
Other invested assets	112,431	6.2	35,293	3.2
Investment escrow	784	—	3,611	0.3
Federal Home Loan Bank stock	1,306	0.2	500	—
Preferred stock	31,415	1.7	18,686	1.7
Notes receivable	6,269	0.3	5,960	0.5
Policy Loans	25	—	87	—
Cash and cash equivalents	191,414	10.6	142,013	12.7
Total investments, including cash and cash equivalents	$1,806,371	100.0%	$1,117,540	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$124,183	10.2%	$2,674	0.4%
AA	815	0.1	482	0.1
A	371,371	30.6	168,141	24.6
BBB	619,516	51.0	462,699	67.7
Total investment grade	1,115,885	91.9	633,996	92.8
BB and below	98,750	8.1	49,300	7.2
Total	$1,214,635	100.0%	$683,296	100.0%

Reflecting the quality of securities maintained by us, 91.9% and 92.8% of all fixed maturity securities were investment grade as of December 31, 2022 and 2021, respectively.

We expect that our MYGA and FIA products sales will result in an increase in investable assets in future periods.

Market Risks of Financial Instruments

The primary market risks affecting the investment portfolio are interest rate risk, credit risk, and liquidity risk. With respect to investments that we hold on our balance sheet as collateral, our reinsurers bear the market risks related to these investments, while we bear the market risks on any net retained investments.

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

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with SAP prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net income (loss) of American Life under SAP, see Note 13 to our consolidated financial statements. As of December 31, 2022, American Life maintained sufficient capital and surplus to comply with regulatory requirements.

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

We have reported our insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from SAP. The following items are principal differences between SAP and GAAP. SAP:

●	requires that we exclude certain assets, called non-admitted assets, from the balance sheet.
●	requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.
●	dictates how much of a deferred income tax asset that we can admit on a statutory balance sheet.

●	requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record all investments at fair value.
●	allows bonds to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the NAIC, while they are recorded at fair value for GAAP.
●	allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.
●	requires that we record reserves in liabilities and expense for policies written, while we record all transactions related to the annuity products under GAAP as deposit-type contract liabilities.
●	requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over 90 days and for unsecured amounts recoverable from unauthorized reinsurers. Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.
●	requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP. Our insurance subsidiaries must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP.

The table below sets forth our SAP net income (loss) for 2022 and 2021 for each of our insurance subsidiaries and then reconciled to GAAP.

	Year ended December 31,
(In thousands)	2022	2021
Consolidated GAAP net income (loss)	$7,140	$(16,637)
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	6,680	(6,961)
GAAP net gain (loss) of statutory insurance entities	$460	$(9,676)

GAAP net income (loss) by statutory insurance entity:
American Life	$12,459	$(8,742)
Seneca Re Incorporated Cell 01	(10,426)	(321)
Seneca Re Incorporated Cell 03	(1,573)	(613)
GAAP net gain (loss)	$460	$(9,676)

Reconciliation of GAAP and SAP
GAAP net income (loss) of American Life	12,459	(8,742)
Increase (decrease) due to:
Deferred acquisition costs	(36,003)	(34,451)
Coinsurance transactions	435,413	171,687
Carrying value of reserves	(405,565)	(133,028)
Foreign exchange and derivatives	35,025	—
Gain (loss) on sale of investments, net of asset valuation reserve	(33,935)	(1,861)
Other	(5,064)	40
SAP net income (loss) of American Life	$2,330	$(6,355)

GAAP net loss of Seneca Re Incorporated Cell 01	(10,426)	(321)
Increase (decrease) due to:
Deferred acquisition costs	2,730	(3,343)
Coinsurance transactions	222	37,763
Carrying value of reserves	(9,996)	(36,995)
Gain on sale of investments, net of asset valuation reserve	19,815	1,847
Other gain (loss)	(1,146)	45
SAP net income (loss) of Seneca Re Incorporated Cell	$1,199	$(1,004)

GAAP net loss of Seneca Re Incorporated Cell 03	(1,573)	(613)
Increase (decrease) due to:
Deferred acquisition costs	(3,649)	(10,325)
Coinsurance transactions	35,773	88,704
Carrying value of reserves	(37,717)	(84,865)
Gain on sale of investments, net of asset valuation reserve	8,633	282
Other	(111)	(34)
SAP net income (loss) of Seneca Re Incorporated Cell 03	$1,356	$(6,851)

SAP net gain (loss) of statutory insurance entities	$4,885	$(14,210)

Key Operating and Non-GAAP Measures

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

	Year ended December 31,
(In thousands)	2022	2021
Annuity Premiums (SAP)
Annuity direct written premiums	$715,833	$471,646
Ceded premiums	(311,257)	(237,411)
Net premiums retained	$404,576	$234,235

The increase in annuity direct written premiums reflect strong sales throughout 2022, even in a challenging sales environment, in which competitors were pricing rates on annuity products aggressively. We sell annuities through the IMO channel. We aim to grow annuity direct written premiums by further developing our relationships with existing IMOs and increasing the number of IMO partners that distribute our annuity products, as well as increasing the number of states in which we are licensed to sell our annuity products. We also aim to distribute to new channels, including the registered investment advisor (RIA) channel as well as the bank and broker-dealer channels. The increase in ceded premiums was attributable primarily to the increase in annuity direct written premiums.

Operating Metric – Fees Received for Reinsurance

	Year ended December 31,
(In thousands)	2022	2021
Fees received for reinsurance(1)
Fees received for reinsurance - total	$14,290	$13,412

(1) Consists of: 1) amortization of deferred gain on reinsurance, which is a line item from our GAAP Consolidated Statements of Comprehensive Loss; and 2) deferred coinsurance ceding commission, which is a line item from our GAAP Consolidated Statements of Cash Flows.

For the year ended December 31, 2022, fees received for reinsurance increased by $0.9 million compared to the prior year period due to higher ceded premiums. For the year ended December 31, 2022, the components of fees received for reinsurance included $4.8 million of amortization of deferred gain on reinsurance from our Consolidated Statements of Comprehensive Loss and $9.5 million of deferred coinsurance ceding commission from our Consolidated Statements of Cash Flows.

Reconciliation – Management Expenses to GAAP Expenses

	Year ended December 31,
	2022	2021
Management Expenses
G&A	$35,015	$24,632

Management interest credited	15,811	8,757
Amortization of deferred acquisition costs	4,788	2,886
Expenses related to retained business	20,599	11,643
Management expenses - total	$55,614	$36,275

	Year ended December 31,
	2022	2021
G&A
Salaries and benefits - GAAP	$16,196	$16,926
Other operating expenses - GAAP	7,661	15,104
Subtotal	23,857	32,030
Adjustments:
Less: Stock-based compensation	(29)	(4,981)
Less: Mark-to-market option allowance	11,187	(2,417)
G&A	$35,015	$24,632

	Year ended December 31,
	2022	2021
Management Interest Credited
Interest credited - GAAP	$(10,193)	$7,012
Adjustments:
Less: FIA interest credited - GAAP	17,171	(4,169)
Add: FIA options cost - amortized - GAAP	8,833	5,914
Management interest credited	$15,811	$8,757

	Year ended December 31,
	2022	2021
Reconciliation - Management Expenses to GAAP Expenses
Total expenses - GAAP	$21,658	$41,934
Adjustments:
Less: Benefits	(3,206)	(6)
Less: Stock-based compensation	(29)	(4,981)
Less: Mark-to-market option allowance	11,187	(2,417)
Less: FIA interest credited - GAAP	17,171	(4,169)
Add: FIA options cost - amortized - GAAP	8,833	5,914
Management expenses - total	$55,614	$36,275

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

For the year ended December 31, 2022, GAAP general and administrative expenses totaled $35.0 million compared to $24.6 million for the prior year. For the year ended December 31, 2022, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with less than $0.1 million of non-cash stock-based compensation and $11.2 million of non-cash mark-to-market expense of our derivative option allowance, which we exclude in our management G&A.

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

For the year ended December 31, 2022, GAAP interest credited totaled negative $10.2 million compared to positive $ 7.0 million for the prior year. For the year ended December 31, 2022, as disclosed above, included in these expenses is GAAP interest credited related to our retained FIA policies of approximately negative $17.2 million.

Liquidity and Capital Resources

Investments

Information regarding our investment portfolio, which is comprised primarily of investment grade, fixed maturity  securities, is presented in Part IV - Item 15, Exhibits and Financial Statement Schedules and in Part II - Item 8, Note 3 of the Consolidated Financial Statements in this report.

Comparative Cash Flows

At December 31, 2022 and 2021, we had cash and cash equivalents totaling $191.4 and $142.0 million, respectively. Our short-term liquidity requirements, within a 12 month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet our operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity benefits.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital transaction expenditures for the foreseeable future. As our state expansion continues, we expect an increase in our sales of our MYGA and FIA products. However, our ability to continue to meet our future liquidity requirements will depend on, among other things, our ability to achieve anticipated levels of cash flows generated from operations and our ability to manage costs and working capital successfully, all of which are subject to general economic, financial, competitive and other factors beyond our control. In the event we require any additional capital, we may be required to raise additional funds, including through the sale of capital stock or debt in the public capital markets or in privately negotiated transactions, and there can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all. If such funds are not available in the future, we may be required to delay or significantly modify our operations, each of which could have a material adverse impact on our results of operations or financial condition. For additional information, refer to Part I, Item 1A. Risk Factors—General Risks—Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and access the capital required to operate our business.

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

	Year ended December 31,
	2022	2021
(In thousands)
Net cash provided by (used in) operating activities	$73,162	$(25,338)
Net cash (used in) investing activities	(708,708)	(452,407)
Net cash provided by financing activities	684,947	468,079
Net increase (decrease) in cash and cash equivalents	49,401	(9,666)
Cash and cash equivalents:
Beginning of period	142,013	151,679
End of period	$191,414	$142,013

Cash Provided by Operating Activities

Net cash provided by operating activities was $73.2 million for the year ended December 31, 2022, which was comprised primarily of a decrease in receivable and payable for securities of $12.5 million, capitalized DAC of $23.9 million, net realized loss on investments of $14.9 million, accrued investment income of $11.5 million, and amounts recoverable from reinsurers of $29.0 million. These were offset by deposit-type liabilities of $3.4 million, and an increase in deferred coinsurance ceding commission to $9.5 million.

Cash Used in Investing Activities

Net cash used for investing activities for 2022 was $708.7 million. The primary source of cash used was from our purchase of investments from sales of the MYGA and FIA products of $1,258.3 million. Offsetting this use of cash was our sale of investments of $573.2 million.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities in 2022 was $684.9 million. The primary source of cash was net receipts on the MYGA and FIA products of $715.8 million.

As of December 31, 2022, we held $198.1 million of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated. Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade of our Senior Notes rating to noninvestment grade status or a downgrade in our insurance subsidiaries' financial strength ratings. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.

Capital Resources

We have determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the NAIC. Historically, our insurance subsidiary has generated capital in excess of such needed levels. If necessary, we also have other potential sources of liquidity that could provide for additional funding to meet corporate obligations. Our regulated insurance subsidiary is subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2023 from our insurance subsidiary without prior regulatory approval is approximately $7.4 million. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth and debt interest payments. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in this report.

Total capital was $1,806.4 million at December 31, 2022, including $25.0 million of short-term and long-term debt. Total debt represented 1.38% of total capital including net unrealized investment gains on fixed maturity securities (1.39% of total capital excluding net unrealized investment gains on fixed maturity securities*) at December 31, 2022.

Stockholders’ equity was $34.4 million at December 31, 2022, including net unrealized investment gains on fixed maturity securities of negative $51.4 million after taxes and the related impact of DAC associated with annuity contracts with account values. The market value of our common stock and the market value per share were $47.0 million and $12.62, respectively, at December 31, 2022.

The Company did not pay dividends in the year ended December 31, 2022.

The NAIC has established minimum capital requirements in the form of RBC that factors the type of business written by an insurance company, the quality of its assets and various other aspects of its business to develop a minimum level of capital known as “authorized control level risk-based capital” and compares this level to adjusted statutory capital that includes capital and surplus as reported under SAP, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level RBC fall below 200%, a series of remedial actions by the affected company would be required. As of December 31, 2022, and 2021, the RBC ratio of American Life was 558% and 764%, respectively.

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada and other lenders with a capacity of $30 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of our assets. The balance of the revolving credit was $25.0 million at December 31, 2022, with $5.0 million unutilized credit.

Under the terms of the Credit Agreement, the Company has the option of selecting an applicable variable interest rate of (a) an adjusted term standard overnight financing rate (“SOFR”), plus an applicable margin or (b) a base rate, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin can range from 2.50% to 3.25% for the base rate and from 3.50% to 4.25% for an adjusted term SOFR loan.

At its November 2022 meeting, the Company’s Board of Directors approved the “FHLB Program Recommendations and Strategy Document” that allowed for FHLB funding to be used for spread lending business, beginning in the fourth quarter of 2022. The strategy initially utilizes FHLB advances of up to 5% of American Life’s balance sheet. As of December 31, 2022, we had $29.0 million of borrowings outstanding with the Federal Home Loan Bank (“FHLB”).

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure, among other things, material information relating to our Company, including our consolidated subsidiaries, is made known to our officers who certify our financial reports and to the other members of our senior management and the Board.

As required by Rule 13a-15(b) under the Exchange Act, management (with the participation of our chief executive officer and prin-cipal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and pro-cedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act as of December 31, 2022. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, (with the participation of our chief executive officer and principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our -principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our principal executive officer, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on management's assessment, we have concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information provided by this Item 10 is incorporated herein by reference to our Notice of 2023 Annual Meeting of Stockholders and definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (our “Proxy Statement”), to be filed within 120 days of December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our Proxy Statement, to be filed within 120 days of December 31, 2022.

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

10.8

Funds Withheld Coinsurance and Modified Coinsurance Agreement between Ironbound Reinsurance Company Limited and American Life & Security Corp dated July25, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on August 7, 2019.)

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

10.13

Funds Withheld Coinsurance and Modified Coinsurance Agreement (MYGA and FIA Business) between SDA Annuity & Life Re and American Life & Security Corp. effective as of September 30, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on May 14, 2020.)

10.14

Unit Purchase Agreement by and among the Company, Aurora Financial Services, and 1505 Capital LLC, effective as of June 12, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on June 17, 2020.)

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

10.21

Amended and Restated Funds Withheld Coinsurance and Modified Coinsurance Agreement (MYGA and FIA Business) between Crestline Re SPC, for and on behalf of Crestline Re SP1 and American Life & Security Corp. dated April 24, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A filed on February 5, 2021.)

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

10.25†

Executive Employment Agreement Between Eric N. Berg and Midwest Holding Inc. dated January 26, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2022.)[1]

10.26†

Severance Agreement and Release between Midwest Holding Inc. and Eric Del Monaco effective March 31, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2022.)

10.27†

Employee Separation Agreement between Midwest Holding Inc. and Debra Havranek dated March 31, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2022.)

10.28

Cooperation Agreement between Midwest Holding Inc. and AMS Advisors LLC dated April 8, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022.)

10.29†

Severance Agreement and Release by and between Eric N. Berg and Midwest Holding Inc. dated as of May 13, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2022.)

10.30†	Outside Director Compensation Policy of Midwest Holding Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2022.)
10.31†

Executive Employment Agreement Between Eoin Elliffe and Midwest Holding Inc. dated July 26, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2022.)

10.32

Letter of Understanding between Midwest Holding Inc. and Crestline Assurance Holdings LLC executed and effective September 16, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022.)

10.33†

Second Amended and Restated Executive Employment Agreement, by and between Midwest Holding Inc. and Georgette C. Nicholas, dated as of September 30, 2022 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2022.)

10.34*	Revolving Credit Facility between Midwest Holding Inc., the lenders party thereto and Royal Bank of Canada dated November 22, 2022.
14.1*	Code of Ethics
21.1*	List of Subsidiaries.
24	Power of Attorney (see Signature Page to this Report on Form 10-K.)
31.1*	Certification of Principal Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*  Filed herewith.

† Management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2023

MIDWEST HOLDING INC.

By:	/s/ Georgette Nicholas
Name:	Georgette Nicholas
Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Georgette Nicholas	Chief Executive Officer, Director	March 27, 2023
Georgette Nicholas	(Principal Executive Officer)

/s/ Mike Minnich	President and Chief Investment Officer, Director	March 27, 2023
Mike Minnich

/s/ Daniel Maloney	Executive Vice President of Accounting and Finance,	March 27, 2023
Daniel Maloney	Principal Accounting Officer, and Treasurer

/s/ John Hompe	Director and Independent Board Chair	March 27, 2023
John Hompe

/s/ Firman Leung	Director	March 27, 2023
Firman Leung

/s/Nancy Callahan	Director	March 27, 2023
Nancy Callahan

/s/Diane Davis	Director	March 27, 2023
Diane Davis

/s/Kevin Sheehan	Director	March 27, 2023
Kevin Sheehan

/s/Yadin Rozov	Director	March 27, 2023
Yadin Rozov

MIDWEST HOLDING INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Midwest Holding Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Midwest Holding Inc. and Subsidiaries  (collectively, the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and the schedules (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Valuation of embedded derivatives of fixed indexed annuities

As described in Notes 1 and 5 to the consolidated financial statements, the Company issues fixed indexed annuity products that contain embedded derivatives, valued at $111.618 million as of December 31, 2022. Fixed indexed annuity contracts allow the policyholder to elect a fixed interest rate return or an equity market component for which interest credited is based on the performance of certain stock market indices. The equity market option is an embedded derivative. The fair value of the embedded derivatives is computed as the present value of death, surrender and partial withdrawal benefits attributable to the excess of the projected policy contract values over the projected minimum guaranteed contract values. The projections of policy contract values are based on assumptions for future policy growth, which included assumptions for expected index credits on the next policy anniversary date, future equity option cost developed based on the participation rate, cap rate, strike rate,  volatility assumption, time to expiration, and risk-free rates using the Black Scholes formula and grow at the risk-free interest rates over the term of the index period, guaranteed minimum renewal interest rate, and policyholder assumptions including mortality, lapses, partial withdrawal rates, and the utilization of benefit riders.

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

Fort Washington, Pennsylvania

March 27, 2023

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
(In thousands, except share information)
Assets
Fixed maturities, available for sale, at fair value (amortized cost: $1,269,735 and $679,921, respectively) (See Note 3)	$1,214,635	$683,296
Mortgage loans on real estate, held for investment	227,047	183,203
Derivative instruments (See Note 4)	15,934	23,022
Equity securities, at fair value (cost: $5,592 in 2022 and $22,158 in 2021)	5,111	21,869
Other invested assets	112,431	35,293
Preferred stock	31,415	18,686
Deposits and notes receivable	8,359	10,071
Policy loans	25	87
Total investments	1,614,957	975,527
Cash and cash equivalents	191,414	142,013
Deferred acquisition costs, net	43,433	24,530
Premiums receivable	362	354
Accrued investment income	25,165	13,623
Reinsurance recoverables (See Note 8)	20,190	38,579
Property and equipment, net	1,897	386
Receivable for securities sold	10,518	19,732
Other assets	12,495	5,173
Total assets	$1,920,431	$1,219,917
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$12,945	$12,941
Deposit-type contracts (See Note 6)	1,743,348	1,075,439
Other policy-holder funds	4,105	238
Notes payable (See Note 7)	25,000	—
Deferred gain on coinsurance transactions	38,063	28,589
Payable for securities purchased	8,872	5,546
Other liabilities	53,721	11,408
Total liabilities	1,886,054	1,134,161
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of December 31, 2022 or December 31, 2021	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,727,976 shares issued and outstanding as of December 31, 2022 and 3,737,564 at December 31, 2021, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding December 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	138,482	138,452
Treasury stock	(175)	(175)
Accumulated deficit	(63,019)	(70,159)
Accumulated other comprehensive (loss) income	(51,386)	2,634
Total Midwest Holding Inc.'s stockholders' equity	23,906	70,756
Noncontrolling interests	10,471	15,000
Total stockholders' equity	34,377	85,756
Total liabilities and stockholders' equity	$1,920,431	$1,219,917

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2022 and 2021

	Year ended December 31,
(In thousands, except per share data)	2022	2021
Revenues
Investment income, net of expenses	$35,115	$15,737
Net realized (loss) gain on investments (See Note 3)	(14,878)	7,752
Amortization of deferred gain on reinsurance transactions	4,816	3,022
Policy administration fees	2,130	842
Service fee revenue, net of expenses	2,366	2,343
Other revenue	500	367
Total revenue	30,049	30,063
Expenses
Interest credited	(10,193)	7,012
Benefits	3,206	6
Amortization of deferred acquisition costs	4,788	2,886
Salaries and benefits	16,196	16,926
Other operating expenses	7,661	15,104
Total expenses	21,658	41,934
Net income (loss) before income tax expense	8,391	(11,871)
Income tax expense (See Note 9)	(7,600)	(4,766)
Net income (loss) after income tax benefit (expense)	791	(16,637)
Less: Income (loss) attributable to noncontrolling interest	(6,349)	—
Net income (loss) attributable to Midwest Holding Inc.	7,140	(16,637)
Comprehensive income (loss):
Unrealized (losses) on investments arising during the year ended December 31, 2022 and 2021, net of offsets, net of tax ($10.4 million and $0.2 million, respectively)	(54,975)	(1,422)
Less: Reclassification adjustment for net realized losses on investments, net of offsets during the year ended December 31, 2022 and 2021 (net of tax ($24.9 million) and $0.4 million, respectively)	955	(2,375)
Other comprehensive loss	(54,020)	(3,797)
Comprehensive loss	$(46,880)	$(20,434)

Impairment
Total other-than-temporary impairment	$1,415	$—
Net other-than-temporary impairment loss recognized in net income	$1,415	$—

Income (Loss) per common share
Basic	$1.91	$(4.45)
Diluted	$1.88	$(4.45)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2022 and 2021

	Year ended December 31, 2022
			Additional
	Treasury	Common	Paid-In	Accumulated		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Deficit	AOCI*	Interest	Equity
Balance, December 31, 2021	$(175)	$4	$138,452	$(70,159)	$2,634	$15,000	$85,756
Net income	—	—	—	7,140	—	—	7,140
Employee stock options	—	—	30	—	—	—	30
Unrealized gains on investments, net of taxes	—	—	—	—	(54,020)	—	(54,020)
Noncontrolling interest	—	—	—	—	—	(4,529)	(4,529)
Balance, December 31, 2022	$(175)	$4	$138,482	$(63,019)	$(51,386)	$10,471	$34,377

Balance at December 31, 2020	$(175)	$4	$133,592	$(53,522)	$6,431	$—	$86,330
Net (loss)	—	—	—	(16,637)	—	—	(16,637)
Additional capital raise related expenses	—	—	(121)	—	—	—	(121)
Employee stock options	—	—	4,981	—	—	—	4,981
Unrealized losses on investments, net of taxes	—	—	—	—	(3,797)	—	(3,797)
Noncontrolling interest	—	—	—	—	—	15,000	15,000
Balance, December 31, 2021	$(175)	$4	$138,452	$(70,159)	$2,634	$15,000	$85,756

* Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

	Year ended December 31,
(In thousands)	2022	2021
Cash Flows from Operating Activities:
Income (loss) attributable to Midwest Holding Inc.	$7,140	$(16,637)
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(11,548)	(1,244)
Depreciation and amortization	338	50
Stock options	29	4,981
Amortization of deferred acquisition costs	4,788	2,886
Deferred acquisition costs capitalized	(23,857)	(14,018)
Net realized gain (loss) on investments	14,878	(7,752)
Deferred gain on coinsurance transactions	9,474	10,390
Changes in operating assets and liabilities:
Reinsurance recoverable	29,015	(6,434)
Interest and dividends due and accrued	(11,542)	(6,816)
Premiums receivable	(8)	(40)
Deposit-type liabilities	3,431	24,371
Policy liabilities	3,872	239
Receivable and payable for securities	12,540	(14,185)
Other assets and liabilities	34,612	(1,129)
Net cash provided by (used in) operating activities	73,162	(25,338)
Cash Flows from Investing Activities:
Fixed maturities available for sale:
Purchases	(1,060,013)	(660,059)
Proceeds from sale or maturity	456,615	356,820
Mortgage loans on real estate, held for investment
Purchases	(110,381)	(160,714)
Proceeds from sale	69,365	72,064
Derivatives
Purchases	(24,112)	(23,944)
Proceeds from sale	3,232	14,578
Equity securities
Purchases	—	(22,097)
Proceeds from sale	16,986	—
Other invested assets
Purchases	(84,734)	(95,529)
Proceeds from sale	3,334	82,272
Purchase of restricted common stock	(806)	(500)
Preferred stock
Purchases	—	(14,926)
Proceeds from sale	23,579	—
Net change in policy loans	62	(41)
Net purchases of property and equipment	(1,835)	(331)
Net cash used in investing activities	(708,708)	(452,407)
Cash Flows from Financing Activities:
Net transfer to noncontrolling interest	(4,529)	15,000
Proceeds from term debt	25,000	—
Capital contribution	—	(121)
Receipts on deposit-type contracts	716,083	471,646
Withdrawals on deposit-type contracts	(51,607)	(18,446)
Net cash provided by financing activities	684,947	468,079
Net increase (decrease) in cash and cash equivalents	49,401	(9,666)
Cash and cash equivalents:
Beginning	142,013	151,679
Ending	$191,414	$142,013

Supplementary information
Cash paid for taxes	$2,870	$6,450

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

American Life is a Nebraska-domiciled life insurance company, that was licensed to sell, underwrite, and market life insurance and annuity products in 23 states and the District of Columbia as of December 31, 2022. American Life received authorization to do business in Georgia as of February 24, 2023, bringing our operating jurisdictions to 24 states and the District of Columbia.

Effective March 12, 2020, Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company. On May 12, 2020, Midwest contributed $0.3 million to Seneca Re for a 100% ownership interest. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of December 31, 2022, Seneca Re has two incorporated cells, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Re Incorporated Cell 2021-03 (“SRC3”), which are consolidated in our financial statements.

Midwest initially owned a 100% interest in SRC1 by contributing a total of $21.4 million. On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to a subsidiary of ORIX Corporation USA (“ORIX USA”) for $15.0 million. Under the terms of the agreement, Midwest now holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations going forward, replacing Midwest’s asset management arm, 1505 Capital.

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

Under the Master Agreement, Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its multi-year guaranteed annuities (“MYGA”) and a quota share percentage of 40% of the liabilities of American Life arising from its fixed indexed annuity (“FIA”) products. The Master Agreement expires on April 24, 2023.

In addition, pursuant to the Master Agreement, the parties thereto have agreed to enter into one or more separate agreements whereby, among other things and subject to certain conditions, American Life will agree to reinsure additional new business production to one or more reinsurers formed and/or capitalized by Crestline, Midwest or an appropriate affiliate will be compensated for providing administrative services to certain advisory clients of Crestline, and American Life will consider investing in certain assets originated or sourced by Crestline.

On June 26, 2021, the Nebraska Department of Insurance (‘NDOI”) issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) of American Life with American Republic Insurance Company (“AEG”), an Iowa domiciled reinsurance company. The agreement closed on June 30, 2021. Under the Modco AEG Agreement, American Life cedes to AEG, on a modified coinsurance basis, 20% quota share of certain liabilities with respect to its MYGA-5 business and an initial 20% quota share of certain liabilities with respect to its FIA products. American Life has established a Modco Deposit Account to hold the assets for the Modco AEG Agreement. The initial settlement included net premium of $37.5 million and net reserves of $34.8 million for the modified coinsurance account. The amount paid to the Modified Deposit Account from AEG was $2.4 million. Effective February 28, 2023, AEG elected not to extend its commitment period for reinsuring liabilities under its Modco AEG Agreement. As a result, AEG’s current quota share with respect to MYGA and FIA policies is 0%. The AEG Coinsurance Agreement remains in place, and AEG remains responsible for previously ceded liabilities.

On November 10, 2021, Midwest purchased 100% ownership of an intermediary holding company for $5.7 million, which company thereupon contributed capital of $5.5 million to purchase 100% of SRC3 Class A and B capital stock. Also, on November 10, 2021, American Life and SRC3 entered into a Funds Withheld and Modified Coinsurance Agreement, whereby, SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA products and quota share percentage of 45% of the liabilities of American Life arising from its FIA products. In the fourth quarter of 2022, the agreement with SRC3 was amended to provide a one time reinsurance funding for a quota share of $10.0 million of the liabilities of American Life arising from its FIA products.

On September 30, 2022, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2022-04 (“SRC4”)). SRC4 was capitalized by loans from Embrace Software, Inc (“Embrace”) and Tillman Networks LLC (“Tillman”). The Reinsurance Agreement was effective as of July 1, 2022, among American Life and Seneca Re. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of fixed indexed and multi-year guaranteed annuity products. Under the Reinsurance Agreement, SRC4 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA-5 products and a quota share percentage of 10% of the liabilities of American Life arising from its MYGA-3 products. American Life has established a Modco Deposit Account, a Funds Withheld custody account, and a Trust Account pursuant to the Reinsurance Agreement. The initial settlement included net premium of $21.4 million and net reserves of $21.5 million for the modified coinsurance account.

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

Basis of Presentation

These consolidated financial statements for the year ended December 31, 2022 and 2021 have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions, and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

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

Investment income consists of interest, dividends, gains and losses from investments, and real estate income, which are recognized on an accrual basis along with the amortization of premiums and discounts.

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

Mortgage Loans on Real Estate

Mortgage loans on real estate, held for investment are carried at unpaid principal balances. Interest income is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances for impairments on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate and disposition of collateral. These evaluations are revised as conditions change and new information becomes available. As of December 31, 2022, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million. No such impairments were recognized as of December 31, 2021.

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

During the last quarter of 2020, the Company began investing in futures to hedge the fluctuations in various aspects of our business. The formal documentation and hedge effectiveness was not completed at the date we entered into those futures contracts; therefore, they do not qualify for hedge accounting. The futures change in fair market values were recorded on our Consolidated Statements of Comprehensive Loss as realized gains or (losses).

Additionally, reinsurance agreements written on a FW or Modco basis contain embedded derivatives on our annuity products. Gains or (losses) associated with the performance of assets maintained in the modified coinsurance deposit and funds withheld accounts are reflected as realized gains or (losses) in the Consolidated Statements of Comprehensive Loss.

Equity Securities

Equity securities at December 31, 2022, consisted of exchange traded funds (“ETFs”). The ETFs are carried at fair value with the change in fair value recorded through realized gains and losses in the Consolidated Statements of Comprehensive Loss. As of December 31, 2022, we held $5.1 million of ETFs and $21.9 million of ETFs as of December 31, 2021.

Preferred Stock

The company held a perpetual preferred stock investment of $10.0 million as of December 31, 2022. This investment is carried at fair market value. The change in fair market value is recorded in net investment income on the Statement of Comprehensive Loss.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). Through these transactions American Life acquired preferred equity in AGH in British Pound Sterling (“GBP”) 3.6 million along with warrants bearing no initial assigned value. American Life subsequently created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity and warrants at a market value in USD of $2.2 million as of December 31, 2022 and $3.9 million of December 31, 2021. The change in market value for the preferred stock and warrants of $9.0 million was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $9.0 million of investment income, $2.4 million was attributed to the noncontrolling interest held by Crestline Re SP1.

Other Invested Assets

Other invested assets consists of approximately $112.4 million of various investments. Of this total, approximately $98.4 million are primarily collateral loans, and $13.0 million of private credit and equipment leases. Also, we had an initial investment of $19.0 million investment in a private fund between American Life and an unaffiliated entity, PF Collinwood Holdings, LLC (“PFC”), with American Life owning 100% of the entity effective January 2021. The fair value of the PFC investment as of December 31, 2022, was $13.7 million and as of December 31, 2021, $14.5 million, respectively, with the change in fair market value recorded in unrealized gains and losses in equity on the balance sheet.  On February 2, 2022, we established a special purpose vehicle, Python Asset Holding LLC, with American Life owning 100% of the entity with an initial investment of $7.4 million. As of September 30, 2022, our investment in Python was carried at the net asset value (“NAV”) plus approximately $0.4 million of investment income.

Deposits and notes receivable

Investment escrow

The Company held in escrow $0.8 million and $3.6 million as of December 31, 2022 and 2021, respectively. The cash held at year end was used to purchased mortgages in January 2023 and 2022, respectively.

Federal Home Loan Bank stock

American Life initially purchased Federal Home Loan Bank of Topeka (“FHLB”) common stock on May 5, 2021. This investment was to solidify our membership with FHLB Topeka. The carrying value of FHLB stock approximates fair value since the Company can redeem the stock with FHLB at cost. As a member of the FHLB, the Company is required to purchase this stock, which is carried at cost and classified as restricted equity securities.

Membership allows access to various funding arrangements to provide a source of additional liquidity. As of December 31, 2022, the Company had pledged assets with a market value of $121.1 million to FHLB to allow a borrowing capacity of $109.8 million and none pledged as of December 31, 2021. As of December 31, 2022, we had $29.0 million of outstanding funding arrangements. As of December 31, 2021, there were no outstanding funding arrangements.

Notes Receivable

The Company held notes receivable carried at fair value of $6.3 million and $6.0 million as of December 31, 2022 and 2021, respectively, between American Life and a related party. The note receivable has an annual interest rate of 5% which is paid in kind (“PIK”) interest per annum that increases the outstanding note balance. This note was rated BBB+ by a nationally recognized statistical rating organization. This note matures on June 18, 2050. See Note 15 – Related Party – Chelsea for details regarding this note.

Policy Loans

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned. No valuation allowance is established for these policy loans as the amount of the loan is fully secured by the death benefit of the policy and cash surrender value.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company held less than GBP 0.1 and approximately GBP 2.2 million in custody accounts, respectively. The USD equivalent held was less than $0.1 and $3.0 million, respectively. As of December 31, 2022 and 2021, the Company held approximately less than Euro 0.1 and 9.3 million, respectively. The USD equivalent held was approximately less than $0.1 and $10.6 million, respectively. As of December 31, 2022 and 2021, we had realized gains of approximately $3.7 million and approximately $2.0 million, respectively, related to the change in the foreign currency exchange rate of the GBP and Euro that were recorded in realized (losses) gains on investments in the Consolidated Statements of Comprehensive Loss. The Company had no money market investments as of December 31, 2022 and 2021, respectively.

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

The following table represents a roll forward of DAC, net of reinsurance:

(In thousands)	December 31, 2022	December 31, 2021
Beginning balance	$24,530	$13,456
Additions	23,857	13,402
Amortization	(3,905)	(2,886)
Interest	(883)	632
Impact of unrealized investment losses	(166)	(74)
Ending Balance	$43,433	$24,530

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which in management’s judgment require an immediate review. The Company performed a recoverability analysis during the fourth quarter of 2022 and determined that all DAC balances were recoverable as of December 31, 2022.

Premiums Receivable

Premiums receivable consists of premiums earned on our legacy insurance business which have been earned, but have not yet been collected. Amounts are receivable from our legacy business partners and were consistent at $0.4 million in both 2022 and 2021.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over three to seven years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $0.3 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. The accumulated depreciation net of disposals totaled $1.4 million and $1.1 million as of December 31, 2022 and 2021, respectively.

During the first quarter of 2021, the Company began the implementation of a new cloud-based enterprise resource planning and enterprise performance management system. The Company expects to capitalize related consultation and support expenses relating to this system and will begin amortizing these fees over a period of five years from the date of implementation. The useful life of the system has been estimated at five years in accordance with guidance in ASC 350, Intangibles – Goodwill and Other (as updated by ASU 2018-15). As of December 31, 2021, the Company had capitalized approximately $1.2 million of expenses incurred. The system was implemented during the first quarter of 2022.

Maintenance and repairs are expensed as incurred. Replacements and improvements which extend the useful life of the asset are capitalized. The net book value of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in earnings.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset may not be recoverable and exceeds estimated future undiscounted cash flows of the asset. A recognized impairment loss reduces the carrying amount of the asset to its fair value. The Company determined that no such events occurred in the periods covered by the Consolidated Financial Statements that would indicate the carrying amounts may not be recoverable.

Reinsurance

We seek to reinsure a significant portion of our new annuity policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. Under these reinsurance agreements, we expect there will be a monthly or quarterly settlement of premiums, claims, surrenders, collateral, and other administration fees. We believe this will help preserve American Life’s capital while supporting its growth because American Life will have lower capital requirements when its business is reinsured due to lower overall financial exposure versus retaining the insurance policy business itself. See Note 8 below for further discussion of our reinsurance activities.

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

Our reinsurers may be domestic or foreign capital markets investors or traditional reinsurance companies seeking to assume U.S. insurance business. We plan to mitigate the credit risk relating to reinsurers generally by requiring other financial commitments from the reinsurers to secure the reinsured risks (such as posting substantial collateral). It should be noted that under indemnity reinsurance agreements American Life remains exposed to the credit risk of its reinsurers. If one or more reinsurers become insolvent or are otherwise unable or unwilling to pay claims under the terms of the applicable reinsurance agreement, American Life retains legal responsibility to pay policyholder claims, which in such event would likely materially and adversely affect the capital and surplus of American Life.

Midwest formed Seneca Re in early 2020, followed by Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Incorporated Cell, LLC 2021-03 (“SRC3”) which are consolidated in  these financial statements. Midwest sold 70% ownership of SRC1 to an ORIX Corporation USA subsidiary on December 30, 2021, and retained 30% ownership. Midwest maintains control over SRC1 and we continue to consolidate SRC1 in these financial statements and eliminate the noncontrolling interest. Additionally, Seneca Re has established Seneca Incorporated Cell, LLC 2022-04; however, management has determined that Midwest does not control the entity and thus it is not consolidated into these financial statements. American Life entered into a novation agreement with SRC2 and Crestline Re SPC, for and on behalf of Crestline Re SP1, under which the above-described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline Re SP1.

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

American Life currently has treaties with several third-party reinsurers and one related party reinsurer. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In a FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers, to reduce the potential credit risk. Under those provisions with third-party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Comprehensive Loss and Note 4 below.

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $10.5 million and gains of $0.2 million as of December 31, 2022 and 2021, respectively. The terms of the contracts with the third-party reinsurers provide that changes in the unrealized gains and losses on the portfolios accrue to the third-party reinsurers. To recognize changes in the third-party unrealized gain (loss), American Life records the year -to-date change in the Consolidated Statements of Comprehensive Loss and in amounts recoverable from third-party reinsurers on the Consolidated Balance Sheets. As of December 31, 2022, and 2021, American Life recognized a current year gain in the embedded derivative of $10.6 million and losses of $2.8 million respectively. For further discussion see Note 4 below.

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

Deposit-type contracts also include balances outstanding under funding agreements with the Federal Home Loan Bank of Topeka (“FHLB”). The funding agreements are carried at cost. Amounts received and repaid under FHLB funding agreements are classified as financing activities in the Company's Consolidated Statements of Cash Flows.

In 2021, the Company became a member of FHLB, which provides access to collateralized borrowings and other FHLB products. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing. In 2022, the Board authorized a maximum amount equal to 5% of net aggregate admitted retained assets of American Life for FHLB advances and funding agreements combined. In 2022, American Life received advances of $29.0 million from FHLB under funding agreements and made no repayments on FHLB funding agreements. Outstanding advances under FHLB funding agreements are reported as part of deposit-type contracts in the Consolidated Balance Sheets and totaled $29.0 million as of December 31, 2022. Interest on the funding agreements accrues at their effective interest rates.

As of December 31, 2022, scheduled maturity dates for outstanding FHLB funding agreements were as follows:

(Dollar amounts in thousands)	Interest
Maturity Date	Rate	Amount
January 22, 2025	4.69%	$13,000
August 16, 2025	4.96%	8,000
September 15, 2027	4.97%	8,000
		$29,000

Note Payable

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada  and other lenders with a capacity of $30.0 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of our assets. The balance of the revolving credit was $25.0 million at December 31, 2022, with $5.0 million unutilized credit.

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

Liabilities for future policy benefits provided and acquisition costs are amortized by associating benefits and expenses with earned premiums to recognize related profits over the life of the contracts. Acquisition costs are amortized over the expected life of the annuity contracts.

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

Income Taxes

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state, or local tax examinations by tax authorities for the years before 2019. The Company is not currently under examination for any open years for income taxes. The provision for income taxes is based on income as reported in the financial statements. The income tax provision is calculated under the asset and liability method. Deferred tax assets are recorded based on the differences between the financial statement and tax basis of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are investments, insurance reserves, and DAC. A deferred tax asset valuation allowance is established when there is uncertainty that such assets would be realized. The Company has no uncertain tax positions that it believes are more-likely-than not that the benefit will not to be realized. When applicable, the Company recognizes interest accrued related to unrecognized tax benefits and penal-ties in income tax expense.

Comprehensive Loss

Comprehensive Loss is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses from fixed maturities classified as available for sale and unrealized gains and losses from foreign currency transactions, net of applicable taxes. American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the third-party reinsurers, thus, the total return on the asset portfolio belongs to the third-party reinsurers. Under GAAP this is considered an embedded derivative as discussed above under “Reinsurance” and in Note 8 below.

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $10.5 million as of December 31, 2022 and cumulative unrealized gains of $0.2 million as of December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains and losses on the portfolios accrue to the third-party reinsurers. To recognize changes in the third-party unrealized gain (loss), American Life records the year-to-date change in the Consolidated Statements of Comprehensive Loss and in amounts recoverable from third-party reinsurers on the Consolidated Balance Sheet. As of December 31, 2022, American Life recognized a current year gain in the embedded derivative of $10.6 million and a gain in the embedded derivative of $2.8 million for the comparable period in 2021. For further discussion see Note 4 below.

Earnings (Loss) Per Share

Basic income (loss) per share for the year ended December 31, 2022 and 2021 was income of $1.91 and loss of $4.45, respectively, which included the aforementioned gain of $10.6 million and loss of $2.8 million, respectively.

The Company has 20.0 million voting common shares authorized, two million non-voting common shares authorized, and two million preferred shares authorized. There were 3,727,976 voting common shares issued and outstanding as of December 31, 2022 and 3,737,564 as of December 31, 2021.

	Year ended December 31,
	2022	2021
(In thousands, except per share amounts)
Numerator:
Net income (loss) attributable to Midwest Holding Inc.	$7,140	$(16,637)

Denominator:
Weighted average common shares outstanding	3,736,283	3,737,564
Effect of dilutive securities:
Stock options and deferred compensation agreements	68,000	—
Denominator for earnings (loss) per common share	3,804,283	3,737,564

Income (loss) per common share	$1.91	$(4.45)

Income (loss) per common share, diluted	$1.88	$(4.45)

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computer Arrangement That is a Service Contract. Under ASU No. 2018-15, the amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. In order to determine which costs can be capitalized, we are to follow the guidance in Subtopic 350-40. Cost for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and the post-implementation stage are expensed as the activities are performed. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. As of December 31, 2022 and December 31, 2021, the Company had analyzed and capitalized $1.4 and $1.2 million of cloud-based software cost respectively.

In December 2022, the FASB issued ASU no. 2022-06, Reference Rate Reform (Topic 846): Deferral of the Sunset Date of Topic 848. In 2020, the Board issued Accounting Standards Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The objective of the guidance in Topic 848 is to provide temporary relief during the transition period. The FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. At the time that Update 2020-04 was issued, the UK Financial Conduct Authority (FCA) had established its intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022—12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of USD LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. Because the current relief in Topic 848 may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU 2022-06 defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

Future Adoption of New Accounting Standards

In August 2018, the FASB issued ASU No. 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services —Insurance (Topic 944). The new guidance (i) prescribes the discount rate to be used in measuring the liability for future policy benefits for traditional and limited payment long-duration contracts, and requires assumptions for those liability valuations to be updated after contract inception, (ii) requires more market-based product guarantees on certain separate account and other account balance long-duration contracts to be accounted for at fair value, (iii) simplifies the amortization of DAC for virtually all long duration contracts, and (iv) introduces certain financial statement presentation requirements, as well as significant additional quantitative and qualitative disclosures. The new standard becomes effective for reporting periods after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2024 for companies eligible as smaller reporting companies. Early application of the amendments in Update 2018-12 is permitted. We anticipate that the adoption of ASU 2018-12 will have a broad impact on our consolidated financial statements and related disclosures and will require us to make changes to certain of our processes, systems and controls. The Company is evaluating the impact this guidance will have on its results of operations and financial position.

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the FASB’s attention by stakeholders to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which was issued in June 2016. These updated amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Under ASU 2016-13, the incurred loss impairment methodology in current GAAP is replaced with a methodology that reflects expected credit losses that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures, not accounted for as insurance (loan commitments, standby letters of credit financial guarantees, and other instruments). In addition, ASU 2016-13 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than a write-down on available for sale debt securities management does not intend to sell or believes that it is not more likely than not they will be required to sell. The new standard becomes effective for reporting periods beginning after December 15, 2022, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained earnings. The segment of the Company’s investment portfolio that is not marked to market was approximately $1.0 million at December 31, 2022, and the Company does not have total impact amount at this time.

The Company’s implementation activities continue to be performed to evaluate the impact this guidance will have on the results of operations and financial position. The Company intends to utilize the modified retrospective method and the prospective transition approach for fixed maturities for which other-than-temporary impairment has been recognized prior to January 1, 2023. As of December 31, 2022, $1.4 million of other-than-temporary impairment has been recognized, compared to $0 in the prior year.

Note 2. Non-controlling Interest

Disposal

On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to a subsidiary of ORIX Corporation USA for $15.0 million. Under the terms of the agreement, Midwest holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations, replacing Midwest’s asset management arm,

1505 Capital LLC. As of December 31, 2022, Midwest recognized the original purchase of $15.0 million less $7.3 million of losses as noncontrolling interest in the equity section of the Consolidated Balance Sheets.

Purchase

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). Through these transactions American Life acquired preferred equity in AGH in British Pound Sterling (“GBP”) of 3.6 million along with warrants bearing no initial assigned value. American Life subsequently created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity at a market USD value of $2.2 million as of December 31, 2022, and $3.9 million as of December 31, 2021. The change in market value for the year ended December 31, 2022, of $9.0 million for the preferred stock and warrants was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $9.0 million of investment income, $2.4 million was attributable to noncontrolling interest.

Note 3. Investments

The amortized cost and estimated fair value of investments classified as available-for-sale as of December 31, 2022 and 2021 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
December 31, 2022:
Fixed maturities:
Bonds:
U.S. government obligations	$1,343	$—	$81	$1,262
Mortgage-backed securities	316,105	469	22,508	294,066
Asset-backed securities	34,728	17	3,989	30,756
Collateralized loan obligations	308,871	726	21,924	287,673
States and political subdivisions-general obligations	104	—	3	101
States and political subdivisions-special revenue	228	—	23	205
Corporate	46,700	415	5,515	41,600
Term loans	561,656	1,923	4,607	558,972
Total fixed maturities	$1,269,735	$3,550	$58,650	$1,214,635
Mortgage loans on real estate, held for investment	227,047	—	—	227,047
Derivatives	30,239	2,694	16,999	15,934
Equity securities	5,592	—	481	5,111
Other invested assets	108,979	3,667	215	112,431
Preferred stock	35,644	1,757	5,986	31,415
Deposits and notes receivable	8,359	—	—	8,359
Policy loans	25	—	—	25
Total investments	$1,685,620	$11,668	$82,331	$1,614,957

December 31, 2021:
Fixed maturities:
Bonds:
U.S. government obligations	$1,855	$32	$5	$1,882
Mortgage-backed securities	55,667	368	755	55,280
Asset-backed securities	24,675	443	167	24,951
Collateralized loan obligations	272,446	2,928	851	274,523
States and political subdivisions-general obligations	105	9	—	114
States and political subdivisions-special revenue	4,487	1,129	4	5,612
Corporate	35,392	1,846	99	37,139
Term loans	268,794	441	1,767	267,468
Trust preferred	2,218	19	—	2,237
Redeemable preferred stock	14,282	53	245	14,090
Total fixed maturities	$679,921	$7,268	$3,893	$683,296
Mortgage loans on real estate, held for investment	183,203	—	—	183,203
Derivatives	18,654	6,391	2,023	23,022
Equity securities	22,158	—	289	21,869
Other invested assets	34,491	813	11	35,293
Preferred stock	14,885	3,801	—	18,686
Deposits and notes receivable	10,071	—	—	10,071
Policy loans	87	—	—	87
Total investments	$963,470	$18,273	$6,216	$975,527

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$124,183	10.2%	$2,674	0.4%
AA	815	0.1	482	0.1
A	371,371	30.6	168,141	24.6
BBB	619,516	51.0	462,699	67.7
Total investment grade	1,115,885	91.9	633,996	92.8
BB and below	98,750	8.1	49,300	7.2
Total	$1,214,635	100.0%	$683,296	100.0%

Reflecting the quality of securities maintained by us, as of December 31, 2022 and 2021, 91.9% and 92.8%, respectively, of all fixed maturity securities were investment grade. The BB and below also includes maturities that have no rating.

The following table summarizes, for all fixed maturity securities in an unrealized loss position as of December 31, 2022 and 2021 and the estimated fair value, pre-tax gross unrealized loss, and number of securities by consecutive months they have been in an unrealized loss position.

	December 31, 2022			December 31, 2021
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
(In thousands)	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$1,135	$70	13	$104	$2	1
Mortgage-backed securities	233,624	18,464	89	35,403	755	35
Asset-backed securities	24,552	3,278	23	12,355	167	13
Collateralized loan obligations	203,549	16,730	252	90,731	851	115
States and political subdivisions-general obligations	101	3	1	—	—	—
States and political subdivisions-special revenue	47	2	3	217	4	0
Term loans	558,337	4,607	36	105,677	1,767	47
Redeemable preferred stock	—	—	—	10,837	245	6
Corporate	37,286	5,426	64	2,367	73	9
Greater than 12 months:
U.S. government obligations	126	11	5	66	3	3
Asset-backed securities	5,321	711	7	—	—	—
Collateralized loan obligations	37,814	5,194	47	—	—	—
States and political subdivisions-special revenue	158	21	7	—	—	—
Mortgage-backed securities	17,985	4,044	14	—	—	—
Corporate	376	89	7	324	26	2
Total fixed maturities	$1,120,411	$58,650	568	$258,081	$3,893	231

(1)We may reflect a security in more than one aging category based on various purchase dates.

Our securities positions resulted in a gross unrealized loss position as of December 31, 2022 that was greater than the gross unrealized loss position at December 31, 2021 due to increases in the Federal Reserve interest rates. We performed an analysis and determined that there were no additional indicators other than the increase in the interest rates that would indicate a cash flow testing analysis should be performed. No impairment was required as of December 31, 2022 or December 31, 2021.

See the discussion above under “Comprehensive Loss” in Note 1 regarding unrealized gains/losses on investments that are owned by our reinsurers and the corresponding offset carried as a gain in the associated embedded derivatives.

The Company purchases and sells equipment leases in its investment portfolio. As of December 31, 2022, the Company owned several leases, all of which were performing. No impairment was required as of December 31, 2022.

The amortized cost and estimated fair value of fixed maturities as of December 31, 2022, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$67,088	$65,223
Due after one year through five years	631,956	618,744
Due after five years through ten years	481,819	452,108
Due after ten years through twenty years	57,113	53,238
Due after twenty years	31,759	25,322
	$1,269,735	$1,214,635

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At December 31, 2022 and 2021, these required deposits had a total amortized cost of $1.2 million and $3.0 million, respectively, and fair values of $1.0 million and $3.0 million, respectively.

Mortgage loans consist of the following:

(In thousands)	December 31, 2022	December 31, 2021

1-4 Family	$59,579	$72,324
Hospitality	12,902	12,822
Land	62,119	15,904
Multifamily (5+)	34,072	31,583
Retail	22,119	17,655
Other	36,256	32,915
Total mortgage loans	$227,047	$183,203

Geographic Location:

As of December 31, 2022, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in loans secured by properties in New York (24%), Florida (15%), Delaware (10%), California (6%), and Arizona (5%)). As of December 31, 2021, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in New York (32%), Arizona (4%), California (4%) and non-US (9%)).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances. As of December 31, 2022, the Company held one asset valued at $7.7 million with an impairment of $1.4 million. No such valuations were established as of December 31, 2021.

Commercial Mortgage Loans

(In thousands)	December 31, 2022	December 31, 2021
Loan-to-Value Ratio:
0%-59.99%	$108,281	$91,104
60%-69.99%	79,968	42,819
70%-79.99%	33,268	44,106
80% or greater	5,530	5,174
Total mortgage loans	$227,047	$183,203

The components of net investment income for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
(In thousands)	2022	2021
Fixed maturities	$38,299	$16,443
Mortgage loans	2,456	185
Other invested assets	1,854	665
Other interest income	(1,517)	298
Gross investment income	41,092	17,591
Less: investment expenses	(5,977)	(1,854)
Investment income, net of expenses	$35,115	$15,737

Proceeds for the years ended December 31, 2022 and 2021 from sales of investments classified as available-for-sale were $456.6 million, and $356.8 million, respectively. Gross gains of $1.7 million and $6.0 million and gross losses of $39.0 million and $1.4 million were realized on sales and the realized losses on sales during the years ended December 31, 2022 and 2021, respectively.

The proceeds included those assets associated with the third-party reinsurers. The gains and losses relate only to the assets retained by American Life. Unrealized gain/loss included as part of net investment income were $69.2 million loss and $12.1 million gain for the year ended December 31, 2022 and 2021.

Note 4. Derivative Instruments

The Company enters into derivative instruments to manage risk, primarily equity, interest rate, credit, foreign currency and market volatility. Some of these derivative instruments are to hedge fixed indexed annuity products that guarantee the return of principal to the policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options.

The following is a summary of the asset derivatives not designated as hedges embedded derivatives in our FIA product as of December 31, 2022 and 2021:

		December 31, 2022			December 31, 2021

(In thousands, except number of contracts)	Location in the
Derivatives Not Designated	Consolidated	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$831,657	595	$15,592	$526,096	482	$23,766
Equity-indexed embedded derivatives	Deposit-type contracts	782,997	6,131	111,618	525,548	4,205	123,692

At December 31, 2022, the value of the embedded derivative considers all amounts projected to be paid in excess of the minimum guarantee (the amounts payable without any indexation increases) over future periods. The host contract reflects the minimum guaranteed values.

Due to price changes in the capital markets, our securities positions resulted in decreased unrealized gains at December 31, 2022, compared to 2021, reported in accumulated other comprehensive income on the balance sheet. The embedded derivative related to the asset portfolio belonging to the third-party reinsurers offset these unrealized gains. The unrealized losses as of December 31, 2022 were $10.6 million compared to unrealized gains of $2.8 million as of December 31, 2021.

The following table summarizes the impact of those embedded derivatives related to the funds withheld provision where the total return on the asset portfolio is passed through to the third-party reinsurers:

	December 31, 2022			December 31, 2021
(In thousands)	Book Value	Market Value	Total Return	Book Value	Market Value	Total Return
Portfolio	Assets	Assets	Swap Value	Assets	Assets	Swap Value
American Republic Insurance Company	$150,413	$143,952	$6,461	$74,983	$74,670	$313
Crestline Re SP1	354,806	356,374	(1,568)	228,560	228,450	110
Ironbound	159,644	154,477	5,167	154,867	155,755	(888)
Ascendent Re	56,064	54,790	1,274	56,246	56,078	168
SRC4	61,646	62,516	(870)	-	-	-
US Alliance	-	-	-	46,221	46,085	136
Total	$782,573	$772,109	$10,464	$560,877	$561,038	$(161)

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $10.5 million as of December 31, 2022, and cumulative unrealized gains of $0.2 million as of December 31, 2021, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized losses on the assets held by American Life were offset by gains in the embedded derivative of $10.6 million and a gain in the embedded derivative of $2.8 million as of December 31, 2022 and 2021, respectively. We account for this unrealized (loss) pass-through by recording an equivalent realized gain on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets.

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

Level 2 measurements

Fixed maturity securities: Fixed maturity securities are recorded at fair value on a recurring basis utilizing a third-party pricing source such as the Clearwater Automated Valuation Service (“AVS”) Securities Valuation Office (“SVO”) pricing. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the years ended December 31, 2022 and 2021, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source such as the Standard & Poor’s (“S&P”) 500 index and the S&P Multi-Asset Risk Control (“MARC”) 5% index.

Equity securities: Equity securities at December 31, 2022 consist of exchange traded funds (“ETFs”). The ETFs are considered equity securities and recorded at fair value on a recurring basis utilizing a third-party pricing source with the change in fair value recorded through realized gains and losses on the statement of operations. As of December 31, 2022 we had purchased $5.1 million of ETFs and $21.9 million as of December 31, 2021.

Preferred stock: The Company’s preferred stock investments classified as Level 2 were valued at $9.5 million as of December 31, 2022. This investment is carried at fair market value with the change in fair market value is recorded in net investment income on the Consolidated Statements of Comprehensive Loss.

Deposits and notes receivable: The Company had escrow funds of as of December 31, 2022 and 2021, of $0.8 million and $3.6 million, respectively. These escrow funds were used to settle mortgage loans that did not close until January 2023 and 2022. The money held in escrow at December 31, 2022 and 2021 was carried at cost. The Company held in notes receivable as of December 31, 2022 and 2021, a note of $6.3 million and $6.0 million, respectively, that includes paid-in-kind (“PIK”) interest. The note receivable is between American Life and Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at cost plus PIK interest.

Level 3 measurements

Term Loans – The assets classified as term loans are carried at unpaid principal net of amortization of discount or accretion, which ap-proximates fair value or carried at fair market value based on a valuation using market standard valuation methodologies. The inputs used to measure the fair value of these assets are classified as Level 3 within the fair value hierarchy.

Mortgage Loans – Mortgage loans are generally stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due. As of December 31, 2022, the Company held one asset valued at $7.7 million with an impairment of $1.4 million. No such valuations were established as of December 31, 2021.

Other Invested Assets – Other invested assets include collateral loans, private credit investments, equipment leases, and a private fund investment. The collateral loans, private credit investments, and equipment leases are carried at amortized cost which approximates fair value. The private fund investment is carried at statement value with approximates fair value of the fund. The inputs used to measure these assets are classified as Level 3 within the fair value hierarchy.

Deposits and notes receivable: The carrying value of FHLB stock approximates fair value since the Company can redeem such stock with FHLB at cost. As a member of the FHLB, the Company is required to purchase this stock, which is carried at cost and classified as restricted equity securities.

Preferred Stock – The Company’s preferred stock investment was valued at $31.4 million as of December 31, 2022. This investment is carried at fair market value. The change in fair market value is recorded in net investment income on the Consolidated Statements of Comprehensive Loss.

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

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in its FIA policyholder obligations. These embedded derivatives are carried at the fair market value as of December 31, 2022 and 2021. The fair value of the embedded derivative component of our FIA obligation is estimated at each valuation date by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of projected contract value amounts at the applicable risk-free interest rates adjusted for our nonperformance risk related to those obligations. The projections of FIA policy contract values are based on best estimate assumptions for future policy growth and decrements including lapse, partial withdrawal and mortality rates. The best estimate assumptions for future policy growth include assumptions for expected index credits on the next policy anniversary date which are derived from fair values of the underlying equity call options purchased to fund such index credits and the present value of expected costs of annual call options purchased in the future by us to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as assumptions used to project policy contract values.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable		Estimated
	Markets	Inputs	Inputs	Net Asset	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value	Value
December 31, 2022
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$—	$1,262	$—	$—	$1,262
Mortgage-backed securities	—	294,066	—	—	294,066
Asset-backed securities	—	30,756	—	—	30,756
Collateralized loan obligations	—	287,673	—	—	287,673
States and political subdivisions-general obligations	—	101	—	—	101
States and political subdivisions-special revenue	—	205	—	—	205
Corporate	—	41,600	—	—	41,600
Term loans	—	—	558,972	—	558,972
Total fixed maturity securities	—	655,663	558,972	—	1,214,635
Mortgage loans on real estate, held for investment	—	—	227,047	—	227,047
Derivatives	—	15,934	—	—	15,934
Equity securities	—	5,111	—	—	5,111
Other invested assets	—	—	99,997	12,434	112,431
Preferred stock	—	9,544	21,871	—	31,415
Deposits and notes receivable	—	7,053	1,306	—	8,359
Policy loans	—	—	25	—	25
Total Investments	$—	$693,305	$909,218	12,434	$1,614,957
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$111,618	$—	111,618

December 31, 2021
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$—	$1,882	$—	$—	$1,882
Mortgage-backed securities	—	55,280	—	—	55,280
Asset-backed securities	—	24,951	—	—	24,951
Collateralized loan obligations	—	274,523	—	—	274,523
States and political subdivisions-general obligations	—	114	—	—	114
States and political subdivisions-special revenue	—	5,612	—	—	5,612
Corporate	—	37,139	—	—	37,139
Term loans	—	—	267,468	—	267,468
Trust preferred	—	2,237	—	—	2,237
Redeemable preferred stock	—	14,090	—	—	14,090
Total fixed maturity securities	—	415,828	267,468	—	683,296
Mortgage loans on real estate, held for investment	—	—	183,203	—	183,203
Derivatives	—	23,022	—	—	23,022
Equity securities	—	21,869		—	21,869
Other invested assets	—	—	35,293	—	35,293
Preferred stock	—	—	18,686	—	18,686
Deposits and notes receivable	—	9,571	500	—	10,071
Policy loans	—	—	87	—	87
Total Investments	$—	$470,290	$505,237	—	$975,527
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$123,692	$—	$123,692

There were no transfers of financial instruments between any levels during the years ended December 31, 2022 and 2021.

Accounting standards require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis are discussed above. As of December 31, 2022 or 2021, there were no financial assets or financial liabilities measured at fair value on a non-recurring basis.

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of December 31, 2022 and 2021, respectively:

	December 31, 2022
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$25	$—	$—	$25	$25
Cash equivalents	191,414	—	191,414	—	191,414
Liabilities:
Policyholder deposits (deposit-type contracts)	1,743,348	—	—	1,743,348	1,743,348

	December 31, 2021
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$87	$—	$—	$87	$87
Cash equivalents	142,013	—	142,013	—	142,013
Liabilities:
Policyholder deposits (deposit-type contracts)	1,075,439	—	—	1,075,439	1,075,439

The following table presents a reconciliation of the beginning balance for all assets and liabilities measured at fair value on a recurring basis using level three inputs during the year ended December 31, 2022:

	December 31, 2022
		Total realized and unrealized gains (losses)
	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales, and Settlements	Ending Balance
(In thousands)
Assets
Term loans	$267,468	$—	$(2,683)	$294,187	558,972
Mortgage loans on real estate,
held for investment	183,203	—	—	43,844	227,047
Deposits and notes receivable	500	—	—	806	1,306
Other invested assets	35,293	—	3,452	61,252	99,997
Preferred stock	18,686	—	(4,229)	7,414	21,871
Policy loans	87	—	—	(62)	25
Total level 3 assets	$505,237	$—	$(3,460)	$407,441	$909,218
Liabilities
Embedded derivative for equity-indexed contracts	(123,692)	(10,193)	—	22,267	(111,618)
Total level 3 liabilities	$(123,692)	$(10,193)	$—	$22,267	$(111,618)

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the year ended December 31, 2021:

	December 31, 2021
		Total realized and unrealized gains (losses)
(In thousands)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales, and Settlements	Ending Balance
Assets
Term loans	$107,254	$(1,326)	$225	$161,315	$267,468
Mortgage loans on real estate,
held for investment	94,990	—	—	88,213	183,203
Deposits and notes receivable	—	—	—	500	500
Other invested assets	21,897	810	(671)	13,257	35,293
Preferred stock	3,898	—	157	14,631	18,686
Policy loans	46	—	—	31	87
Total level 3 assets	$228,085	$(516)	$(289)	$277,947	$505,237
Liabilities
Embedded derivative for equity-indexed contracts	(84,501)	(4,169)	—	(35,022)	(123,692)
Total level 3 liabilities	$(84,501)	$(4,169)	$—	$(35,022)	$(123,692)

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

Preferred equity and warrants – Significant unobservable inputs we use include surrender rate, discount rates, and EBITDA Multiples.

●	EBITDA Multiple -The warrants valued using a market approach guideline public company method ("GCPM") using a multiplier of EBITDA.

●	Discount Rates - For the preferred equity, discounted cash flow models are used to assist with the calculation the fair value.

Other Invested Assets – Valuations are performed through a combination of EBITDA analysis, comparable transaction analysis, and discounted cash flow analysis. Unobservable inputs for these approaches include recent actual or pending transactions, yields of similar debt instruments, and subject company leverage and financial.

●	EBITDA Multiple -The other invested assets valued using a market approach guideline public company method ("GCPM") using a multiplier of EBITDA.
●	Discount Rates - For the other invested assets, discounted cash flow models are used to assist with the calculation the fair value.

Term Loans – Significant unobservable inputs include yield analysis. Significant unobservable inputs we use include discount rates.

Preferred Stock – Significant unobservable inputs include current performance data, proprietary pricing models, real-time quotes from contributing dealers, and other market data.

Mortgage Loans – Fair value of mortgage loan assets are valued at principal funded, plus any property related direct expenses that contractually can be added.

The following summarizes the unobservable inputs for available for sale and trading securities and the embedded derivatives of fixed indexed annuities and preferred stock (with associated detachable warrants):

	December 31, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Term loans	$559.0	Yield Analysis	Discount rates	4.6%	17.3%	12.4%	Decrease
Mortgage loans on real estate	$227.0	Yield Analysis	Principal funded	NA	NA	NA	Decrease
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$111.6	Option Budget Method	Nonperformance risk	0.6%	1.5%	1.1%	Decrease
			Option budget	1.1%	5.7%	2.7%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	10.5%	Decrease
Other invested assets	$100.0	Market Approach	EBITDA Multiples	2.6%	3.1%	2.8%	NA
			Discount rates	8.0%	25.5%	14.5%	NA
Preferred equity	$6.1	Yield Analysis	Discount rates	24.0%	28.0%	26.0%	Increase
Detachable warrants	$2.2	Market Approach GPCM	EBITDA Multiples	10.0x%	11.5x	100.0%	Decrease
Preferred stock	$31.4	Market Approach	EBITDA Multiples	NA	NA	NA	Decrease
* Weighted by account value

	December 31, 2021
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$123.7	Option Budget Method	Nonperformance risk	0.3%	1.1%	0.6%	Decrease
			Option budget	1.1%	3.4%	2.4%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	7.7%	Decrease
Preferred equity	$4.9	Yield analysis	Discount rates	17.5%	19.5%	18.5%	Increase
Detachable warrants	$3.8	Market Approach - GPCM	EBITDA Multiples	9.0x	10.0x	100.0%	Increase
* Weighted by account value

Note 6. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the years ended December 31, 2022 and 2021:

(In thousands)	December 31, 2022	December 31, 2021
Beginning balance	$1,075,439	$597,868
US Alliance	(2,176)	1,873
Unified Life Insurance Company	(10)	468
Ironbound Reinsurance Company Limited	5,959	6,579
Ascendant Re	(3,185)	2,880
Crestline SP1	(11,623)	4,834
American Republic Insurance Company	(4,080)	1,567
SRC4	613	—
Deposits received	745,083	471,646
Investment earnings (includes embedded derivative)	(10,193)	7,012
Withdrawals	(51,659)	(18,446)
Policy charges	(820)	(842)
Ending balance	$1,743,348	$1,075,439

In addition, membership in FHLB provides the Company with access to additional short-term liquidity based on the level of investment in FHLB stock and pledged collateral. At December 31, 2022, a funding agreement of $29.0 million was outstanding. There were no borrowings outstanding with the FHLB at December 31, 2021.

Note 7. Debt

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada and other lenders with a capacity of $30 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of the Company’s assets. The balance of the revolving credit was $25.0 million at December 31, 2022, with $5.0 million unutilized credit.

Under the terms of the Credit Agreement, the Company has the option of selecting an applicable variable interest rate of (a) an adjusted term standard overnight financing rate (“SOFR”), plus an applicable margin or (b) a base rate, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin can range from 2.50% to 3.25% for the base rate and from 3.50% to 4.25% for an adjusted term SOFR loan.

The terms of the Credit Agreement require the Company to maintain, among other things, certain financial measures including:

●	Consolidated debt to capitalization must not be greater than 35% on the last day of any fiscal quarter;
●	Risk-based capital of American Life & Security Corp. must not be less than 300% on the last day of any fiscal quarter;
●	Consolidated liquidity must not be less than $3.0 million at any time; and
●	The strength rating of American Life & Security Corp. from A.M. Best must not fall below “B++”.

Note 8. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of December 31, 2022 and 2021 is as follows:

(In thousands)	December 31, 2022	December 31, 2021
Assets:
Reinsurance recoverables	$20,190	$38,579
Liabilities:
Deposit-type contracts
Direct	$1,743,348	1,075,439
Reinsurance ceded	(912,982)	(647,632)
Retained deposit-type contracts	$830,366	$427,807

	Year ended December 31,
	2022	2021
(In thousands)
Premiums
Direct	$238	$258
Reinsurance ceded	(238)	(258)
Total Premiums	$—	$—
Future policy and other policy benefits
Direct	$7	$159
Reinsurance ceded	(7)	(159)
Total future policy and other policy benefits	$—	$—

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers as of December 31, 2022:

				Recoverable/		Total Amount
		Recoverable	Recoverable	(Payable) on Benefit	Ceded	Recoverable/
(In thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	(Payable) to/from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$(344)	$—	$(344)
Optimum Re Insurance Company	A	—	—	601	—	601
Sagicor Life Insurance Company	A-	—	154	10,744	(303)	10,595
Ascendant Re	NR	—	—	(2,130)	—	(2,130)
Crestline SP1	NR	—	—	(3,357)	—	(3,357)
American Republic Insurance Company	A	—	—	5,879	—	5,879
SRC4	NR	—	—	(44,442)	—	(44,442)
Unified Life Insurance Company	NR	—	41	986	(17)	1,010
US Alliance Life and Security Company	NR	—	—	52,400	(22)	52,378
		$—	$195	$20,337	$(342)	$20,190

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers as of December 31, 2021:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
(In thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$—	$—	$(3,561)	$—	$(3,561)
Optimum Re Insurance Company	A	—	—	561	—	561
Sagicor Life Insurance Company	A-	—	157	10,901	(303)	10,755
Ascendant Re	NR	—	—	1,550	—	1,550
Crestline SP1	NR	—	—	18,288	—	18,288
American Republic Insurance Company	A	—	—	4,885	—	4,885
Unified Life Insurance Company	NR	—	45	1,013	(21)	1,037
US Alliance Life and Security Company	NR	—	—	5,090	(26)	5,064
		$—	$202	$38,727	$(350)	$38,579

Our securities positions resulted in changes in the unrealized gains position as of December 31, 2022, compared to December 31, 2021, that is reported in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. As discussed in Note 1, American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 4. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $10.5 million as of December 31, 2022, and cumulative unrealized gains of $0.2 million at December 31, 2021. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains and losses on the portfolios accrue to the third-party reinsurers. To recognize changes in the third-party unrealized gain (loss), American Life records the year-to-date change in the Consolidated Statements of Comprehensive Loss and in amounts recoverable from third-party reinsurers on the Consolidated Balance Sheets. As of December 31, 2022, American Life recognized a current year gain in the embedded derivative of $10.6 million and a loss in the embedded derivative of $2.8 million for the comparable period in 2021.

On June 26, 2021, the NDOI issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) with American Republic Insurance Company (“AEG”), an Iowa domiciled reinsurance company. The agreement closed on June 30, 2021. Under the Modco AEG Agreement, American Life cedes to AEG, on a modified coinsurance basis, a 20% quota share of certain liabilities with respect to its MYGA-5 business and an initial 20% quota share of certain liabilities with respect to its FIA business. American Life has established a Modco Deposit Account to hold the assets for the Modco AEG Agreement. The initial settlement included net premium income of $37.5 million and net statutory reserves of $34.8 million for the ModCo Deposit Account. The amount paid to the Modco Deposit Account from AEG was $2.4 million. Effective February 28, 2023, AEG elected not to extend its commitment period for reinsuring liabilities under its Modco AEG Agreement. As a result, AEG’s current quota share with respect to MYGA and FIA policies is 0%. The AEG Coinsurance Agreement remains in place, and AEG remains responsible for previously ceded liabilities.

On November 10, 2021, the NDOI issued its non-disapproval of the Funds Withheld and Modified Coinsurance Agreement with SRC3, whereby, SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA products and a quota share percentage of 45% of the liabilities of American Life arising from its FIA products. In the fourth quarter of 2022, the agreement with SRC3 was amended to provide a one time reinsurance funding for $10.0 million of the liabilities of American Life arising from its FIA products. American Life has established a FW and Modco Deposit Account to hold the assets for the FW and Modco Agreement. The initial settlement included net premium income of $37.5 million and net statutory reserves of $43.6 million.

On September 21, 2022, the NDOI issued its non-disapproval of the conversion of American Life’s agreement with US Alliance to convert its block of business from a Funds Withheld agreement to a Funds Paid Coinsurance agreement. The conversion was effective as of October 1, 2022, and was triggered by US Alliance becoming a Qualified Institutional Buyer as specified in the original agreement. Upon conversion, American Life began transferring assets held on behalf of US Alliance to the reinsurer, with a corresponding entry made to Amounts Recoverable. The approximate value of assets transferred was $37.9 million.

On September 30, 2022, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2022-04 (“SRC4”)). SRC4 was capitalized by loans from Embrace Software, Inc (“Embrace”) and Tillman Networks LLC (“Tillman”). The Reinsurance Agreement was effective as of July 1, 2022, among American Life and Seneca Re. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of fixed indexed and multi-year guaranteed annuity products. Under the Reinsurance Agreement, SRC4 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA-5 products and a quota share percentage of 10% of the liabilities of American Life arising from its MYGA-3 products. American Life has established a Modco Deposit Account, a Funds Withheld custody account, and a Trust Account pursuant to the Reinsurance Agreement. The initial settlement included net premium of $21.4 million and net reserves of $21.5 million for the modified coinsurance account.

Also on September 30, 2022, American Life entered into an Investment Management Agreement (“IMA”) with CoVenture Management, LLC (“CoVenture”) naming CoVenture as the manager of certain assets held by American Life on behalf of SRC4.

The tables below shows the ceding commissions from the reinsurers excluding SRC1 and what was earned on a GAAP basis for the years ended December 31, 2022 and 2021:

	Year ended December 31,
(In thousands)	2022				2021
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$—	$—	$—	$25	$—	$—	$—	$35
Ironbound Reinsurance Company Limited	—	—	193	513	—	(461)	211	684
Ascendant Re	—	—	93	332	498	904	93	367
US Alliance Life and Security Company	—	—	54	348	2	(75)	60	401
Crestline SP1	5,875	8,754	391	2,569	6,699	12,321	255	1,185
American Republic Insurance Company	3,851	6,189	136	863	3,971	7,039	26	350
SRC4	1,770	1,581	21	166	—	—	—	—
	$11,496	$16,524	$888	$4,816	$11,170	$19,728	$645	$3,022

(1) Includes: acquisition and administrative expenses, commission expense allowance and product development fees.

The table below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

(In thousands)	December 31, 2022	December 31, 2021
Reinsurer	Deferred Gain on Reinsurance Transactions	Deferred Gain on Reinsurance Transactions
US Alliance Life and Security Company(1)	$152	$162
Unified Life Insurance Company(1)	217	242
Ironbound Reinsurance Company Limited(2)	4,876	5,137
Ascendant Re	2,947	3,101
US Alliance Life and Security Company(2)	2,069	2,286
American Republic Insurance Company(2)	7,502	4,146
Crestline SP1(2)	18,475	13,515
SRC4(2)	1,825	—
	$38,063	$28,589

1)	These reinsurance transactions on our legacy life insurance business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. As of December 31, 2022 and 2021, no contingency reserves were established.

American Life expects to reinsure a significant portion of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Retained and Reinsured Balance Sheets

The tables below shows the retained and reinsurance consolidated balance sheets:

	December 31, 2022			December 31, 2021

(In thousands)	Retained	Reinsured	Consolidated	Retained	Reinsured	Consolidated
Assets
Total investments	$812,177	$802,780	$1,614,957	$414,418	$561,109	$975,527
Cash and cash equivalents	127,291	64,123	191,414	95,406	46,607	142,013
Accrued investment income	11,307	13,858	25,165	3,853	9,770	13,623
Deferred acquisition costs, net	43,433	—	43,433	24,530	—	24,530
Reinsurance recoverables	(6,853)	27,405	20,552	—	38,579	38,579
Other assets	16,189	8,721	24,910	27,834	(2,189)	25,645
Total assets	$1,003,544	$916,887	$1,920,431	$566,041	$653,876	$1,219,917
Liabilities and Stockholders’ Equity
Liabilities:
Policyholder liabilities	$847,417	$912,981	$1,760,398	$427,807	$660,811	$1,088,618
Note payable	25,000	—	25,000	—	—	—
Deferred gain on coinsurance transactions	38,063	—	38,063	28,589	—	28,589
Payable for securities purchased	8,872	—	8,872	5,546	—	5,546
Other liabilities	49,815	3,906	53,721	18,343	(6,935)	11,408
Total liabilities	$969,167	$916,887	$1,886,054	$480,285	$653,876	$1,134,161
Stockholders’ Equity:
Voting common stock	4	—	4	4	—	4
Additional paid-in capital	138,307	—	138,307	138,277	—	138,277
Accumulated deficit	(63,019)	—	(63,019)	(70,159)	—	(70,159)
Accumulated other comprehensive income (loss)	(51,386)	—	(51,386)	2,634	—	2,634
Total Midwest Holding Inc.'s stockholders' equity	$23,906	$—	$23,906	$70,756	$—	$70,756
Noncontrolling interest	10,471	—	10,471	15,000	—	15,000
Total stockholders' equity	34,377	—	34,377	85,756	—	85,756
Total liabilities and stockholders' equity	$1,003,544	$916,887	$1,920,431	$566,041	$653,876	$1,219,917

Note 9. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Loss carryforwards	$2,672	$2,244
Capitalized costs	79	127
Stock option granted	1,066	1,060
Policy acquisition costs	6,489	3,640
General business credits	6	6
Derivative option allowance	—	510
Sec 163(j) limitation	171	171
Benefit reserves	12,010	5,186
Property and equipment	—	33
Impairments	403	—
Unrealized losses on investments	13,624	1,534
Other	1,928	1,464
Total deferred tax assets	38,448	15,975
Less valuation allowance	(35,305)	(14,431)
Total deferred tax assets, net of valuation allowance	3,143	1,544
Deferred tax liabilities:
Unrealized losses on investments	—	1,084
Intangible assets	147	147
Derivative option allowance	2,150	—
Bond Discount	936	313
Property and equipment	(90)	—
Total deferred tax liabilities	3,143	1,544
Net deferred tax assets	$—	$—

At December 31, 2022 and 2021, the Company recorded a valuation allowance of  $35.3 million and $14.4 million, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

There was income tax expense of $7.6 million and $4.8 million for the years ended December 31, 2022 and  2021, respectively . This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Year ended December 31,
(In thousands)	2022	2021
Computed expected income tax benefit (expense)	$(1,762)	$2,815
Reduction (increase) in income taxes resulting from:
Interest maintenance reserve and reinsurance	212	(157)
Nondeductible expenses	(16)	(9)
Gain on sale of SRC1	—	(368)
Change in valuation allowance	(6,061)	(7,429)
Amended Return - 2019/2020	—	(339)
Adjustment to payable	—	110
Deferred tax adjustment	14	382
Prior year true-up	13	229
Subtotal of increases	(5,838)	(7,581)
Tax benefit (expense)	$(7,600)	$(4,766)

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of December 31, 2022, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $8.6 million. The federal NOLs generated by Midwest Holding and American Life prior to June 28, 2018 which are subject to the Section 382 limitation can be carried forward. If not utilized, the NOLs of $1.0 million prior to 2017 will expire through the year of 2032.

The NOLs generated by SRC1 prior to December 30, 2021 of $3.9 million are subject to Section 382 limitations due to the change in control. However, under the Tax Cuts and Jobs Act of 2017, they will not expire and can be carried forward indefinitely.  The NOLs not subject to Section 382 which were generated from June 28, 2018 to December 31, 2022 do not expire and will carry forward indefinitely, however their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $1.8 million on the deferred tax assets related to these federal NOL carryforwards.

Note 10. Leases

Our operating lease activities consist of leases for office space and equipment and do not include variable lease payments.

Supplemental balance sheet information for our leases for the years ended December 31, 2022 and 2021, is as follows:

(In thousands)	Classification	December 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$2,119	$2,360

Liabilities
Operating lease	Operating lease liabilities	$2,135	$2,364

Our operating lease expense for the years ended December 31, 2022 and 2021, is as follows:

		Year ended December 31,
(In thousands)	Classification	2022	2021
Operating	General and administrative expense	$10	$8

Minimum contractual obligations for our leases as of December 31, 2022 are as follows:

(In thousands)	Operating Leases
2023	$342
2024	342
2025	342
2026	345
2027	353
2028 and after	1,404
Total remaining lease payments	$3,128

The cash flows related to operating leases was approximately $0.1 million and less than $0.1 million as of December 31, 2022 and 2021, respectively.

The weighted average remaining lease terms of our operating leases were approximately eight and one half years and ten  years, respectively, as of December 31, 2022 and 2021. The weighted average discount rate used to determine the lease liabilities for operating leases was 8% as of December 31, 2022 and 2021, respectively. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 11. Equity

Preferred stock

As of December 31, 2022 and 2021, the Company had two million shares of preferred stock authorized with none issued or outstanding.

Common Stock

Our voting common stock is traded on The Nasdaq Capital Market under the symbol “MDWT.” Midwest has authorized 20 million shares of voting common stock and two million shares of non-voting common stock. As of December 31, 2022 and 2021, Midwest had 3,727,976 and 3,737,564 shares of voting common stock issued and outstanding, respectively. As of those dates, there were no shares of Midwest’s non-voting common stock issued or outstanding.

Midwest holds approximately 4,500 shares of voting common stock in its treasury due to a reverse stock split.

Additional paid-in capital

Additional paid-in capital is primarily comprised of the cumulative cash that exceeds the par value received by the Company in conjunction with past issuances of its shares. It also is increased by the amortization expense of the consideration calculated at inception of the stock option grants as discussed in Note 12 – Long-Term Incentive Plans below.

Accumulated Other Comprehensive Income (AOCI)

AOCI represents the cumulative other comprehensive income (loss) items that are reported separate from net loss and detailed on the Consolidated Statements of Comprehensive Loss. AOCI includes the unrealized gains and losses on investments and DAC, net of offsets and taxes as follows:

(In thousands)	Unrealized investment gains (losses) on fixed maturities, net of offsets
Balance at December 31, 2020	$6,431
Other comprehensive (loss) before reclassifications, net of tax	(1,422)
Less: Reclassification adjustments for losses realized in net income	(2,375)
Balance, December 31, 2021	2,634
Other comprehensive (loss) before reclassifications, net of tax	(54,975)
Less: Reclassification adjustments for losses realized in net income, net of tax	955
Balance, December 31, 2022	$(51,386)

Note 12. Long-Term Incentive Plans

In 2019, the Board approved the Midwest Holding Inc. (“MHI”) Long-Term Incentive Plan (the “2019 Plan”) that reserves up to 102,000 shares of MHI voting common stock for award issuances. It provides for the grant of options, restricted stock awards, restricted stock units, stock appreciation rights, performance units, performance bonuses, stock awards, and other incentive awards to eligible employees, consultants and eligible directors, subject to the conditions set forth in the 2019 Plan. In 2019, the shareholders of MHI approved the 2019 Plan. All awards are required to be established, approved, and/or granted by the Compensation Committee of the Board.

In 2020, the Board adopted a new equity incentive plan titled the 2020 Long-Term Incentive Plan (the “2020 Plan”) that reserves up to 350,000 shares of MHI voting common stock for award issuances. The terms of the 2020 Plan are essentially the same as the 2019 Plan. In 2021, the shareholders of MHI approved the 2020 Plan. During 2022, the Board approved the addition of 150,000 shares of voting common stock to be added to the 2020 Plan for future awards and these shares were approved by the shareholders of MHI.

Stock Options

In accordance with the stockholder-approved equity incentive plans above, the Company grants stock options to employees and directors for the purchase of common stock at exercise prices established at the date of the grants. Fair value and compensation at grant date are calculated using the Black Scholes Model. Compensation expense for option shares is expensed on a straight-line basis over the requisite service periods, accounting for forfeitures as they occur. Stock options become exercisable under various vesting schedules (typically two to four years) and generally expire in ten years after the date of grant. The exercise price of the option is equal to the average daily market price of MHI’s common stock on the date of grant resulting in a grant date intrinsic value of $0.00.

Changes in outstanding options were as follows:

	Weighted Average Exercise Price Per Share	Range of Option Exercise Prices per Share	Total Outstanding	Outstanding, Non-vested	Vested and Exercisable
December 31, 2021	$40.74	$16.37 - $55.02	399,053	298,180	100,873
Granted	14.92	$11.20 - $21.16	117,367	117,367	-
Vested	36.53	$16.37 - $41.25	-	(45,777)	45,777
Exercised	-	-	-	-	-
Forfeited	37.44	$15.57 - $55.02	(110,653)	(98,253)	(12,400)
Expired	40.38	$25.00 - $41.25	(86,646)	-	(86,646)
December 31, 2022	$36.53	$11.20 - $55.02	319,121	271,517	47,604

Option information segregated by ranges of exercise prices were as follows:

	December 31, 2022
	Total Outstanding Options			Vested and Exercisable
Range of Option Exercise Prices per Share	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Term	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Term

> $50.00	52,603	$55.02	8.2	-	$-	-
$40.00 - $49.99	127,751	41.25	8.2	36,042	41.25	7.6
$30.00 - $39.99	-	-	-	-	-	-
$20.00 - $29.99	29,767	23.27	8.1	7,277	25.00	7.6
$10.00 - $19.99	109,000	13.28	9.5	4,285	16.37	9.0
< $10.00	-	$-	-	-	$-	-

The weighted average exercise prices of vested and exercisable options as of December 31, 2022 were $36.53.

As of December 31, 2022, based on a closing stock price of $12.74 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $0.0 million and $0.3 million, respectively.

Restricted Stock and Restricted Stock Units

In 2020, the Company awarded 18,597 shares of restricted stock, and in 2021 it awarded 5,089 restricted stock units (“RSUs”).

The restricted stock award shares had a grant date fair value of $41.25 per share and were subject to time-based vesting requirements of one-fourth increments sixty days after each of the first four anniversary dates of the grant date. The restricted stock compensation expense is calculated using the stock prices at grant date and amortizing on a straight-line basis over the requisite service periods. The recipient of the award resigned on March 31, 2022, and received a total of 5,812 vested shares in connection with his termination of employment, while the remaining 12,785 shares of restricted stock were forfeited.

The 5,089 RSUs were granted to our non-employee directors and had a grant date fair value of $24.34 per share and vested on June 14, 2022, the date of the Company’s 2022 annual meeting of stockholders.  The compensation expense relating to these awards was calculated using the grant date fair value and is amortizing on a straight-line basis over the requisite service periods.

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

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grand Date Fair Value	Units	Weighted Average Grant Date Fair Value

December 31, 2021	19,037	$47.62	-	$-
Granted	18,718	11.22	-	-
Vested	(1,163)	50.00	1,163	50.00
Forfeited	(10,810)	40.41	-	-
Released	(9,738)	45.35	-	-
December 31, 2022	17,207	$13.84	1,163	$50.00

The table below identifies the assumptions used in the Black Scholes Model to calculate the compensation expense:

	December 31,	December 31,
	2022	2021
Volatility	4.16% - 4.26%	4.4% - 66.3%
Weighted-average volatility	3.7%	38.9%
Expected term (in years)	2 - 7	2 - 7
Risk-free rate	0.02% - 2.15%	.8% - 1.5%

For the years ended December 31, 2022 and 2021, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock grants above, over vesting tranches which resulted in expense and an increase in additional paid in capital of less than $0.1 million and $5.0 million respectively.

The tables below shows the remaining non-vested shares under the 2019 and 2020 Plans as of December 31, 2022 and 2021, respectively:

	December 31, 2022
	Awards Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Nonvested stock options and restricted
stock unit awards at December 31, 2021	317,217	$25.80	$40.13
Options granted	117,367	9.57	14.92
Restricted stock units granted	18,718	—	—
Vested	(56,678)	21.12	36.53
Forfeited	(109,063)	23.82	38.87
Ending Balance at December 31, 2022	287,561	$16.96	$32.29

	December 31, 2021
	Stock Options Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Nonvested stock options and restricted
stock unit awards at December 31, 2020	100,972	$22.91	$34.70
Options granted	333,880	19.25	42.84
Restricted stock units granted	5,089	—	—
Vested	(85,957)	17.32	30.20
Forfeited	(36,767)	23.91	40.42
Ending Balance at December 31, 2021	317,217	$25.80	$40.13

Note 13. Statutory Net Income and Surplus

American Life and Seneca Re are required to prepare statutory financial statements in accordance with statutory accounting practices prescribed or permitted by the Nebraska Department of Insurance and the Vermont Department of Insurance. Statutory practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

The following table represents the net gains or (losses) as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Year ended December 31,
(In thousands)	2022	2021
American Life	$2,330	$(6,355)
SRC1	$1,199	$(1,004)
SRC3	$1,291	$(6,851)

The following table represents the Capital and Surplus as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

(In thousands)	December 31, 2022	December 31, 2021
American Life	$69,936	$74,011
SRC1	$9,615	$8,415
SRC3	$6,088	$3,150

The following table represents the premiums sales as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Year ended December 31,
(In thousands)	2022	2021
American Life	$369,241	$107,767
SRC1	$-	$37,764
SRC3	$35,586	$88,704

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. American Life is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as of December 31, 2022 and 2021, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements as of those dates.

As of December 31, 2020, American Life had an invested asset that was impaired as a result of the fair market of the underlying collateral being valued less that the book value. This was a non-admitted asset for statutory accounting purposes. This asset was held in our modified coinsurance account for Ironbound Reinsurance Company Limited so it was passed through to the third-party reinsurer through as a reduction of the investment income earned by the third-party reinsurer. As of March 31, 2021, this invested asset was sold for a loss of $2.4 million that was passed through to the third-party reinsurer as a reduction of its investment income earned.

As of December 31, 2022 and 2021, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 14. Third-party Administration

The Company commenced its third-party administrative (“TPA”) services in 2012 as an additional revenue source. These services are offered to non-affiliated entities. These agreements, for various levels of administrative services on behalf of each customer, generate fee income for the Company. Services provided vary based on each customer’s needs and can include some or all aspects of back-office accounting and policy administration. TPA fee income earned for TPA services for the year ended December 31, 2022 and 2021 were $2.4 million and $2.3 million, respectively. Furthermore, as of December 31, 2022, 1505 Capital had $501.9 million of third-party assets under management.

Note 15. Related Party

Crestline

On April 24, 2020, we entered into a Securities Purchase Agreement with Crestline Assurance Holdings LLC (“Crestline”) an institutional alternative investment management firm under which we issued 444,444 shares of our voting common stock to Crestline. We contributed $5.0 million of the net proceeds to American Life and used $3.3 million of the proceeds to capitalize Seneca Re and its first protected cell. We also entered into a Stockholders Agreement along with Xenith and Vespoint that grants Crestline certain rights. Also, Douglas K. Bratton, a principal of Crestline, was appointed as a director of both our Board and the American Life Board of Directors.

In addition, on April 24, 2020, American Life entered into a three-year master letter agreement and related reinsurance, trust and asset management agreement with Seneca Re and a Crestline affiliate regarding the flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA and quota share percentage of 40% the liabilities of American Life arising from its FIA products. Through December 31, 2022, American Life had ceded $5.9 million face amount of annuities to Crestline SP1. American Life received total ceding commissions of $2.6 million and expense reimbursements of $8.8 million in connection with these transactions for the year ended December 31, 2022.

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

On September 16, 2022, Midwest Holding and Crestline executed a Letter of Understanding relating to the Stockholders Agreement. The Company and Crestline agreed that Crestline’s representative on would resign from the Boards of Directors of the Company and American Life. Notwithstanding the foregoing, the parties agreed that the resignation and Crestline’s decision to no longer appoint a director does not constitute a permanent waiver of Crestline’s rights under the Stockholders Agreement to appoint a Crestline Designated Director. The Company and Crestline agreed that the foregoing described agreement will remain in place until the earlier to occur of the date (i) the parties reach written agreement otherwise, (ii) that Crestline is no longer an affiliate of a life insurance entity it recently acquired and (iii) on which Crestline no longer has the right to elect or appoint a Designated Director and Observer to the Board.

Currently, Crestline has approximately $423.6 million of the Company’s assets under management and is a subadvisor on approximately $134.3 million of additional investments.

Chelsea

On June 29, 2020, Midwest’s subsidiary, American Life, purchased a 17% interest in Financial Guaranty UK Limited through an economic interest in Chelsea Holdings Midwest LLC. American Life has a note receivable from Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”) and Class B preferred shares in Chelsea Holdings Midwest LLC. This note is being carried at cost plus PIK of $6.3 million, and the preferred shares are carried at a fair market value of $2.3 million, based upon valuations received from an independent their-party, as of December 31, 2022.

Note 16. Commitments and Contingencies

Contingent Commitments: We have entered into commitments related to certain investments, where draws or additional funding can be requested under the terms of the agreements. These commitments are inclusive of third-party reinsurer commitments, and were approximately $179.0 million as of December 31, 2022. Of the approximately $179.0 million in unfunded commitments at December 31, 2022, approximately $44.0 million related to American Life. The remaining $135.0 million represented commitments that have been made by our reinsurance partners. The table shows when different dollar amounts of commitments will expire. The ability of borrowers to request additional funds under these lending agreements varies considerably from loan to loan.

(In thousands)	December 31, 2022	December 31, 2021
Due in one year or less	$52,951	$19,245
Due in two years	43,604	26,753
Due in three years	7,731	4,705
Due in four years	13,277	8,741
Due in five years and after	61,432	86,497
	$178,995	$145,941

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life is licensed in 23 states and the District of Columbia as of December 31, 2022 and has pending applications in additional states as of December 31, 2022. American Life was authorized to do business in Georgia on February 24, 2023.

MIDWEST HOLDING INC. AND SUBSIDIARIES

Schedule I

Midwest Holding Inc. and Subsidiaries

Summary of Investments — Other Than Investments in Related Parties

December 31, 2022

			Amount
			Recognized in
	Amortized		Consolidated
(In thousands)	Cost	Fair Value	Balance Sheets
Type of Investment
Fixed maturities:
U.S. government obligations	$1,343	$1,262	$1,262
Foreign governments	—	—	—
Mortgage-backed securities	316,105	294,066	294,066
Asset-backed securities	34,728	30,756	30,756
Collateralized loan obligations	308,871	287,673	287,673
States and political subdivisions-general obligations	104	101	101
States and political subdivisions-special revenue	228	205	205
Corporate	46,700	41,600	41,600
Term loans	561,656	558,972	558,972
Trust preferred	—	—	—
Redeemable preferred stock	—	—	—
Total fixed maturity securities	$1,269,735	$1,214,635	$1,214,635
Mortgage loans on real estate, held for investment	227,047	227,047	227,047
Derivatives	30,239	15,934	15,934
Equity securities	5,592	5,111	5,111
Other invested assets	108,979	112,431	112,431
Preferred stock	35,644	31,415	31,415
Deposits and notes payable	8,359	8,359	8,359
Policy loans	25	25	25
Total Investments	$1,685,620	1,614,957	$1,614,957

Schedule II

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Balance Sheets

	As of December 31,
(In thousands)	2022	2021
Assets:
Investment in subsidiaries (1)	$56,054	$79,532
Preferred stock	1	—
Cash and cash equivalents	115	7,540
Notes receivable	34	31
Property and equipment, net	1,878	334
Right of use assets	2,118	2,360
Other assets	5,750	3,257
Total assets	$65,950	$93,054
Liabilities and Stockholders’ Equity
Liabilities:
Notes payable	25,000	500
Lease liability	2,135	2,364
Accounts payable and accrued expenses	4,438	4,434
Total liabilities	$31,573	$7,298
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of December 31, 2022 or December 31, 2021	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,727,976 shares issued and outstanding as of December 31, 2022 and 3,737,564 at December 31, 2021, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding December 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	138,482	138,452
Treasury stock	(175)	(175)
Accumulated deficit	(63,019)	(70,159)
Accumulated other comprehensive (loss) income	(51,386)	2,634
Total Midwest Holding Inc.'s stockholders' equity	$23,906	$70,756
Noncontrolling interest	10,471	15,000
Total stockholders' equity	$34,377	$85,756
Total liabilities and stockholders' equity	$65,950	$93,054

(1)	eliminated in consolidation.

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Statements of Comprehensive Loss

	As of December 31,
(In thousands)	2022	2021
Income:
Investment loss, net of expenses	$—	$—
Miscellaneous income	61	23
	61	23
Expenses:
General	1,494	7,193

Loss from continuing operations before taxes	(1,433)	(7,170)
Income tax expense (See Note 9)	—	(4,766)
Loss before equity in loss of consolidated subsidiaries	(1,433)	(11,936)
Equity in loss of consolidated subsidiaries	2,224	(4,701)
Net gain (loss)	791	(16,637)
Less: gain (loss) attributable to noncontrolling interest	6,349	—
Net loss	7,140	(16,637)
Comprehensive income:
Unrealized gains on investments arising during period, net of tax	(54,975)	(1,422)
Unrealized gains on foreign currency, net of tax	—	—
Less: reclassification adjustment for net realized gains on investments	955	(2,375)
Other comprehensive income, net of tax	(54,020)	(3,797)
Comprehensive loss	$(46,880)	$(20,434)

Schedule II (Continued)

Midwest Holding Inc. (Parent Company)

Condensed Financial Information of Parent

Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,140	$(16,637)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Equity in net loss of consolidated subsidiaries	2,224	9,506
Depreciation	(297)	(295)
Stock options	30	4,982
Net transfers to noncontrolling interest	—	—
Other assets and liabilities	(9,246)	1,525
Net cash used by operating activities	(149)	(919)
Cash Flows from Investing Activities:
Purchase of preferred stock	(1)	—
Net (purchases) disposals of property and equipment	(1,246)	—
Net cash used by investing activities	(1,247)	—
Cash Flows from Financing Activities:
Capital contributions to consolidated subsidiaries	(26,000)	(14,102)
Notes payable	24,500	—
Net transfers to noncontrolling interest	(4,529)	15,000
Net cash (used in) provided by financing activities	(6,029)	777
Net decrease in cash and cash equivalents	(7,425)	(142)
Cash and cash equivalents:
Beginning	7,540	7,682
Ending	$115	$7,540

Supplementary information
Cash paid for taxes	$—	$—

Schedule III

Midwest Holding Inc. and Subsidiaries

Supplementary Insurance Information

(In thousands)	As of December 31, 2022			For the Year Ended December 31, 2022
	Future Policy					Death and
	Benefits,		Deferred			Other Benefits
	Claims and		Gain on		Net	and Increase	Other
	Deposit-type	Advance	Coinsurance	Premium	Investment	in Benefit	Operating
	Contracts	Premiums	Transaction	Revenue	Income	Reserves	Expenses
Life Insurance	$1,760,398	$—	$38,063	$—	$35,115	$(2,199)	$23,857

(In thousands)	As of December 31, 2021			For the Year Ended December 31, 2021
	Future Policy					Death and
	Benefits,		Deferred			Other Benefits
	Claims and		Gain on		Net	and Increase	Other
	Deposit-type	Advance	Coinsurance	Premium	Investment	in Benefit	Operating
	Contracts	Premiums	Transaction	Revenue	Income	Reserves	Expenses
Life Insurance	$1,088,617	$1	$28,589	$—	$15,737	$9,904	$32,030

Schedule IV

Midwest Holding Inc. and Subsidiaries

Reinsurance Information

		Ceded to Other
(In thousands)	Gross Amount	Companies	Net Amount
Year ended December 31, 2022
Life insurance in force	$44,236	$42,398	$1,838

Life insurance premiums	$1,056	$1,056	$—

Year ended December 31, 2021
Life insurance in force	$45,930	$44,090	$1,840

Life insurance premiums	$1,055	1,055	$—

Schedule V

Midwest Holding Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Year Ended December 31,
(In thousands)	2022	2021
Accumulated Depreciation:
Beginning of the year	1,072	1,023
Depreciation expense	327	49
Disposals	(17)	—
End of the year	$1,382	$1,072