Form 10-Q
period 2023-03-31
MIDWEST HOLDING INC.
filed 2023-05-15
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023
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

As of May 15, 2023, there were 3,728,601 shares of voting common stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item No.	Item Caption	Page
Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

	Signatures	43

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
(In thousands, except share information)	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost: $1,417,548 in 2023, and $1,269,735 in 2022. Allowance for credit losses of $10,314 in 2023.) (See Note 2)	$1,343,668	$1,214,635
Mortgage loans on real estate, held for investment (Allowance for credit losses of $2,709 in 2023.)	333,466	227,047
Derivative instruments (See Note 3)	23,814	15,934
Equity securities, at fair value (cost: $5,592 in 2023 and $5,592 in 2022)	5,178	5,111
Other invested assets (Allowance for credit losses of $1,173 in 2023.)	83,580	112,431
Preferred stock	32,714	31,415
Deposits and notes receivable	10,447	8,359
Policy loans	23	25
Total investments	1,832,890	1,614,957
Cash and cash equivalents	170,073	191,414
Deferred acquisition costs, net	48,150	43,433
Premiums receivable	368	362
Accrued investment income	31,590	25,165
Reinsurance recoverables (See Note 7)	55,202	20,190
Property and equipment, net	1,805	1,897
Receivable for securities sold	-	10,518
Other assets	4,397	12,495
Total assets	$2,144,475	$1,920,431
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$12,739	$12,945
Deposit-type contracts (See Note 5)	1,963,786	1,743,348
Other policy-holder funds	9,267	4,105
Notes payable (See Note 6)	25,000	25,000
Deferred gain on coinsurance transactions	39,952	38,063
Payable for securities purchased	22,677	8,872
Other liabilities	46,204	53,721
Total liabilities	2,119,625	1,886,054
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of March 31, 2023 or December 31, 2022	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,728,601 shares issued and outstanding as of March 31, 2023, and 3,727,976 as of December 31, 2022, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	138,789	138,482
Treasury stock	(175)	(175)
Accumulated deficit	(63,863)	(63,019)
Accumulated other comprehensive (loss)	(61,928)	(51,386)
Total Midwest Holding Inc.'s stockholders' equity	12,827	23,906
Noncontrolling interests	12,023	10,471
Total stockholders' equity	24,850	34,377
Total liabilities and stockholders' equity	$2,144,475	$1,920,431

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three months ended March 31,
(In thousands, except per share data)	2023	2022
Revenues
Investment income, net of expenses	$19,193	$6,242
Net realized gain (loss) on investments (See Note 2)	16,287	(6,175)
Amortization of deferred gain on reinsurance transactions	1,573	970
Policy administration fees	639	348
Service fee revenue, net of expenses	654	1,098
Other revenue	106	100
Total revenue	38,452	2,583
Expenses
Interest credited	7,689	(6,674)
Benefits	958	-
Amortization of deferred acquisition costs	1,703	851
Salaries and benefits	5,503	4,318
Other operating expenses	13,912	(1,822)
Total expenses	29,765	(3,327)
Net income before income tax expense	8,687	5,910
Income tax expense (See Note 8)	(2,907)	(4,722)
Net income after income tax expense	5,780	1,188
Less: Income attributable to noncontrolling interest	1,951	1,001
Net income attributable to Midwest Holding Inc.	3,829	187
Comprehensive loss:
Unrealized losses on investments arising during the three months ended March 31, 2023 and 2022, net of offsets, (tax ($10,300) and ($2,600), respectively)	(10,552)	(9,703)
Less: Reclassification adjustment for net realized losses on investments, net of offsets (net of tax ($2,700) and ($136), respectively)	10	(512)
Other comprehensive loss	(10,542)	(10,215)
Comprehensive loss:	$(6,713)	$(10,028)

Income per common share
Basic	$1.03	$0.05
Diluted	$1.01	$0.05

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three months ended March 31, 2023 and 2022
			Additional
	Treasury	Common	Paid-In	Accumulated		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Deficit	AOCI*	Interest	Equity
Balance at December 31, 2021	$(175)	$4	$138,452	$(70,159)	$2,634	$15,000	$85,756
Net income	-	-	-	187	-	-	187
Employee stock options	-	-	31	-	-	-	31
Unrealized losses on investments, net of taxes	-	-	-	-	(10,215)	-	(10,215)
Noncontrolling interest	-	-	-	-	-	3,432	3,432
Balance, March 31, 2022	$(175)	$4	$138,483	$(69,972)	$(7,581)	$18,432	$79,191

Balance at December 31, 2022	$(175)	$4	$138,482	$(63,019)	$(51,386)	$10,471	$34,377
Net income	-	-	-	3,829	-	-	3,829
Employee stock options	-	-	307	-	-	-	307
Unrealized losses on investments, net of taxes	-	-	-	-	(10,542)	-	(10,542)
Cumulative effect of change in accounting estimate	-	-	-	(4,673)	-	-	(4,673)
Noncontrolling interest	-	-	-	-	-	1,552	1,552
Balance, March 31, 2023	$(175)	$4	$138,789	$(63,863)	$(61,928)	$12,023	$24,850

* Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three months ended March 31,
(In thousands)	2023	2022
Cash Flows from Operating Activities:
Income attributable to Midwest Holding Inc.	$3,829	$187
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	9,253	(639)
Depreciation and amortization	95	11
Stock options	307	32
Amortization of deferred acquisition costs	4,788	851
Deferred acquisition costs capitalized	(9,912)	(4,464)
Net realized (loss) gain on investments	(16,287)	6,175
Deferred gain on coinsurance transactions	1,889	1,460
Changes in operating assets and liabilities:
Reinsurance recoverable	(27,809)	5,316
Interest and dividends due and accrued	(6,425)	418
Premiums receivable	(6)	(10)
Deposit-type liabilities	56,963	(16,151)
Policy liabilities	4,955	897
Receivable and payable for securities	24,323	11,702
Other assets and liabilities	437	4,522
Net cash provided by operating activities	46,400	10,307
Cash Flows from Investing Activities:
Fixed maturities available for sale:
Purchases	(193,329)	(226,416)
Proceeds from sale or maturity	50,382	140,758
Mortgage loans on real estate, held for investment
Purchases	(131,820)	(19,699)
Proceeds from sale	22,108	30,835
Derivatives
Purchases	(3,716)	(4,691)
Proceeds from sale	4,197	1,388
Equity securities
Purchases	(68)	-
Proceeds from sale	-	142
Other invested assets
Purchases	-	(23,768)
Proceeds from sale	22,202	3,334
Purchase of restricted common stock	(1,425)	-
Preferred stock
Purchases	(1,299)	(1,549)
Net change in policy loans	2	(3)
Net purchases of property and equipment	-	(195)
Net cash used in investing activities	(232,766)	(99,864)
Cash Flows from Financing Activities:
Net transfer to noncontrolling interest	1,552	3,432
Receipts on deposit-type contracts	194,551	98,111
Withdrawals on deposit-type contracts	(31,078)	(9,315)
Net cash provided by financing activities	165,025	92,228
Net (decrease) increase in cash and cash equivalents	(21,341)	2,671
Cash and cash equivalents:
Beginning	191,414	142,013
Ending	$170,073	$144,684

Supplementary information
Cash paid for taxes	$-	$250

See Notes to Consolidated Financial Statements.

MIDWEST HOLDING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

American Life is a Nebraska-domiciled life insurance company, that was licensed to sell, underwrite, and market life insurance and annuity products in 24 states and the District of Columbia as of March 31, 2023.

Effective March 12, 2020, Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certification of Authority to transact the business of a captive insurance company. On May 12, 2020, Midwest contributed $0.3 million to Seneca Re for a 100% ownership interest. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of March 31, 2023, Seneca Re has three incorporated cells, Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Re Incorporated Cell 2021-03 (“SRC3”), which are consolidated in our financial statements. Additionally, Seneca Re Incorporated Cell 2022-04 (“SRC4) was established on September 30, 2022, however management has determined that the entity does not qualify for consolidation into our financial statements.

Midwest initially owned a 100% interest in SRC1, however on December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to a subsidiary of ORIX Corporation USA (“ORIX USA”) for $15.0 million. Under the terms of the agreement, Midwest now holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations going forward, replacing Midwest’s asset management arm, 1505 Capital.

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

In November 2021, Midwest purchased 100% ownership of an intermediary holding company which immediately  purchased 100% of SRC3 Class A and B capital stock. Also, on November 10, 2021, American Life and SRC3 entered into a Funds Withheld and Modified Coinsurance Agreement, whereby, SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA products and quota share percentage of 45% of the liabilities of American Life arising from its FIA products. In the fourth quarter of 2022, the agreement with SRC3 was amended to provide a one time reinsurance funding for a quota share of $10.0 million of the liabilities of American Life arising from its FIA products.

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

Basis of Presentation

These consolidated financial statements for the three months ended March 31, 2023 and 2022 have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions, and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

Credit Loss Impairments for Fixed Maturities and Other Invested Assets

The Company adopted new current expected credit loss guidance on January 1, 2023 impacting the Company’s investment portfolio. For fixed maturities, the difference between amortized cost, net of credit loss allowance, (amortized cost, net) and fair value is reported as a component of accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet and is not reflected in the operating results of any period until reclassified to net income upon consummation of a transaction with an unrelated third party or when a credit loss allowance is recorded.  The Company has a comprehensive portfolio monitoring process to evaluateall our fixed maturities on a quarterly basis that may require a credit loss allowance.  These reviews, in conjunction with the Company’s investment managers’ reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer; (2) the Company’s intent to sell a fixed maturity or whether it is more likely than not that the Company will be required to sell a fixed maturity before the anticipated recovery in value; (3) the market leadership of the issuer; (4) the debt ratings of the issuer; and (5) the cash flows and liquidity of the issuer or the underlying cash flows, as required for our investment models, are all considered in the impairment assessment.

If the Company has not made the decision to sell and it is not more likely than not that the Company will be required to sell before the anticipated recovery of its amortized cost basis, the Company evaluates whether it expects to receive cash flows sufficient to recover the entire amortized cost basis of the fixed maturity. The Company estimates the anticipated recovery value based on the best estimate of future cash flows considering past events, current conditions and reasonable and supportable forecasts. The estimated future cash flows are discounted at the fixed maturity’s current effective rate and are compared to the amortized cost basis of the fixed maturity. The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the fixed maturity. All reasonably available information relevant to the collectability of the fixed maturity are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the fixed maturity, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the insurer, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate the anticipated recovery value if the Company determines that the fixed maturity is dependent on the liquidation of collateral for ultimate settlement.

If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis, a credit loss allowance is recorded as a net investment loss for the shortfall in expected cash flows; however, the amortized cost basis, net of the credit loss allowance, may not be lower than the fair value of the fixed maturity. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If the Company determines that the fixed maturity does not have sufficient cash flows or other information to estimate a recovery value for the fixed maturity, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recognized as a net investment loss.

When a fixed maturity is sold or otherwise disposed or the fixed maturity is deemed uncollectible and written-off, the Company reverses amounts previously recognized in the credit loss allowance through net investment gains (losses). Recoveries after write-offs are recognized when received. The Company does not measure a credit loss allowance on accrued interest receivable as accrued interest receivable is written off to net investment income in a timely manner when there are concerns regarding collectability

Fixed Maturities

All fixed maturities owned by the Company are considered available-for-sale and are included in the consolidated financial statements at their fair value, net of allowances for expected credit losses, as of the financial statement date. Premiums and discounts on fixed maturity debt instruments are amortized using the scientific-yield method over the term of the instruments. Realized gains and losses on fixed maturities sold during the year are determined using the specific identification method. Unrealized holding gains and losses, net of applicable income taxes, are included in accumulated other comprehensive (loss) income.

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

Mortgage Loans on Real Estate

Mortgage loans on real estate, held for investment are carried at unpaid principal balances, net of allowance for expected credit losses. Interest income is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances for impairments on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate and disposition of collateral. These evaluations are revised as conditions change and added information becomes available. As of March 31, 2023, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million, and one asset with an impairment for the full value of $0.6 million. At December 31, 2022, the company had one asset valued at $7.7 million with a total impairment of $1.4 million.

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

Additionally, reinsurance agreements written on a FW or Modco basis contain embedded derivatives on our annuity products. Gains or (losses) associated with the performance of assets maintained in the modified coinsurance deposit and funds withheld accounts are reflected as realized (losses) or gains in the Consolidated Statements of Comprehensive Loss.

Equity Securities

Equity securities at March 31, 2023, consisted of exchange traded funds (“ETFs”). The ETFs are carried at fair value with the change in fair value recorded through realized gains and losses in the Consolidated Statements of Comprehensive Loss. As of March 31, 2023, we held $5.2 million of ETFs and $5.1 million of ETFs as of December 31, 2022.

Preferred Stock

The company holds investments in preferred stock of $32.7 million as of March 31, 2023. Changes in the fair value of preferred stock are recorded through unrealized gains and losses in net investment income in the Consolidated Statements of Comprehensive Loss.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”) aquiring preferred equity and warrants, and later created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the preferred equity and warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity and warrants at a market value in USD of $11.3 million as of March 31, 2023 and $10.5 million of December 31, 2022. For the three months ended March 31, 2023, $2.3 million of investment income related to ACH was recognized, and $0.6 million was attributed to the noncontrolling interest held by Crestline Re SP1. For the three months ended March 31, 2022, $1.7 million of investment income was recognized, and $0.4 million was attributed to Crestline Re SP1.

Other Invested Assets

Other invested assets consists of approximately $83.6 million of various investments. Of this total, approximately $73.3 million are primarily collateral loans, and $11.5 million of private credit and equipment leases. The collateral loanes, private credit and equipment leases are carried at fair market value, net of allowance for expectd credit losses. Also, we had an initial investment of $19.0 million investment in a private fund between American Life and an unaffiliated entity, PF Collinwood Holdings, LLC (“PFC”), with American Life owning 100% of the entity effective January 2021. The fair value of the PFC investment as of March 31, 2023, was $13.7 million and as of December 31, 2022, $13.7 million, respectively, with any change in fair market value recorded in unrealized gains and losses in equity on the balance sheet.  On February 2, 2022, we established a special purpose vehicle, Python Asset Holding LLC, with American Life owning 100% of the entity with an initial investment of $7.4 million. As of March 31, 2023, our investment in Python was carried at the net asset value (“NAV”) plus approximately $0.4 million of investment income.

Deposits and notes receivable

Investment escrow

The Company held in escrow $1.4 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively. The cash held at year end was used to purchased mortgages in April and January 2023, respectively.

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

Membership allows access to various funding arrangements to provide a source of additional liquidity. As of March 31, 2023, the Company had pledged assets with a market value of $145.7 million to FHLB to allow a borrowing capacity of $131.1 million and $121.1 million pledged as of December 31, 2022. As of March 31, 2023 we had $60.0 million of outstanding funding arrangements, and $29.0 million outstanding as of December 31, 2022.

Notes Receivable

The Company held notes receivable carried at fair value of $6.3 million and $6.3 million as of March 31, 2023 and December 31, 2022, respectively, between American Life and a related party. The note receivable has an annual interest rate of 5% which is paid in kind (“PIK”) interest per annum that increases the outstanding note balance. This note was rated BBB+ by a nationally recognized statistical rating organization. This note matures on June 18, 2050. See Note 15 – Related Party – Chelsea for details regarding this note.

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

The following table represents a roll forward of DAC, net of reinsurance:

(In thousands)	March 31, 2023	December 31, 2022
Beginning balance	$43,433	$24,530
Additions	7,200	23,857
Amortization	(1,703)	(3,905)
Interest	(374)	(883)
Impact of unrealized investment losses	(406)	(166)
Ending Balance	$48,150	$43,433

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which in management’s judgment require an immediate review. The Company performed a recoverability analysis during the first quarter of 2023 and determined that all DAC balances were recoverable as of March 31, 2023 and December 31, 2022.

Premiums Receivable

Premiums receivable consists of premiums earned on our legacy insurance business which have been earned but have not yet been collected. Amounts are receivable from our legacy business partners and were consistent at $0.4 million and $0.4 million in 2023 and 2022 respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over three to seven years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $0.3 million and $0.3 million for three months ended March 31, 2023 and 2022, respectively. The accumulated depreciation net of disposals totaled $1.4 million and $1.1 million as of March 31, 2023 and December 31, 2022, respectively.

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

Midwest formed Seneca Re in early 2020, followed by Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Incorporated Cell, LLC 2021-03 (“SRC3”) which are consolidated in these financial statements. Midwest sold 70% ownership of SRC1 to an ORIX Corporation USA subsidiary on December 30, 2021, and retained 30% ownership. Midwest maintains control over SRC1 and we continue to consolidate SRC1, in these financial statements. Additionally, Seneca Re has established Seneca Incorporated Cell, LLC 2022-04; however, management has determined that Midwest does not control the entity and thus it is not consolidated into these financial statements. American Life entered into a novation agreement with SRC2 and Crestline Re SPC, for and on behalf of Crestline Re SP1, under which the above-described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline Re SP1.

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

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized gains and (losses) as of March 31, 2023 and December 31, 2022. The terms of the contracts with the third-party reinsurers provide that changes in the unrealized gains and losses on the portfolios accrue to the third-party reinsurers. To recognize changes in the third-party unrealized gains and (losses), American Life records the year -to-date change as an offsetting realized (loss) or gain in Net Realized (Loss) Gain on Investments on the Consolidated Statements of Income and in amounts recoverable from third-party reinsurers on the Consolidated Balance Sheets. For further discussion see Note 4 below.

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

In 2021, the Company became a member of FHLB, which provides access to collateralized borrowings and other FHLB products. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing. In 2022, the Board authorized a maximum amount equal to 5% of net aggregate admitted retained assets of American Life for FHLB advances and funding agreements combined. In 2023 and 2022, American Life received advances of $31.0 million and $60.0 million respectively, from FHLB under funding agreements and made no repayments on FHLB funding agreements. Outstanding advances under FHLB funding agreements are reported as part of deposit-type contracts in the Consolidated Balance Sheets and totaled $60.0 million as of March 31, 2023, and $29.0 million as of December 31, 2022. Interest on the funding agreements accrues at their effective interest rates.

As of March 31, 2023, scheduled maturity dates for outstanding FHLB funding agreements were as follows:

(Dollar amounts in thousands)	Interest
Maturity Date	Rate	Amount
March 1, 2024	5.10%	$16,000
January 22, 2025	5.47%	13,000
January 22, 2025	5.17%	2,000
August 16, 2025	5.48%	8,000
September 1, 2027	5.40%	4,000
September 15, 2027	5.20%	8,000
October 1, 2027	5.41%	9,000
		$60,000

Note Payable

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada and other lenders with a capacity of $30.0 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of our assets. The balance of the revolving credit was $25.0 million at March 31, 2023, and December 31, 2022, with $5.0 million unutilized credit.

Deferred Gain on Coinsurance Transactions

American Life entered several reinsurance contracts where it has earned or is earning ceding commissions. These ceding commissions are recorded as a deferred liability and amortized over the life of the business ceded. American Life receives commission and administrative expenses from reinsurance transactions that represent recovery of acquisition costs. These remittances first reduce the DAC associated with the reinsured blocks of business with the remainder being included in the deferred gain on coinsurance transactions that is also being amortized.

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

Comprehensive Loss

Comprehensive Loss is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses from fixed maturities classified as available for sale and unrealized gains and losses from other invested assets, net of applicable taxes. American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the third-party reinsurers, thus, the total return on the asset portfolio belongs to the third-party reinsurers. Under GAAP this is considered an embedded derivative as discussed above under “Reinsurance” and in Note 7 below.

Earnings Per Share

Basic income per share for the three months ended March 31, 2023 and 2022 was $1.03 and $0.05 respectively, which includes a gain of $7.2 million and loss of $2.8 million from an embedded derivative, respectively.

The Company has 20.0 million voting common shares authorized, two million non-voting common shares authorized, and two million preferred shares authorized. There were 3,728,601 voting common shares issued and outstanding as of March 31, 2023 and 3,727,976 as of December 31, 2022.

	Three months ended March 31,
	2023	2022
(In thousands, except per share amounts)
Numerator:
Net income attributable to Midwest Holding Inc.	$3,829	$187

Denominator:
Weighted average common shares outstanding	3,728,594	3,737,564
Effect of dilutive securities:
Stock options and deferred compensation agreements	80,000	—
Denominator for earnings (loss) per common share	3,808,594	3,737,564

Income (loss) per common share	$1.03	$0.05

Income (loss) per common share, diluted	$1.01	$0.05

Adoption of New Accounting Standards

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

Measurement of Credit Losses on Financial Instruments

In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The amendments in this update include items brought to the FASB’s attention by stakeholders to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) which was issued in June 2016. These updated amendments clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Under ASU 2016-13, the incurred loss impairment methodology in current GAAP is replaced with a methodology that reflects expected credit losses that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to maturity debt securities. It also applies to off-balance sheet credit exposures, not accounted for as insurance (loan commitments, standby letters of credit financial guarantees, and other instruments). In addition, ASU 2016-13 made changes to the accounting for available for sale debt fixed maturities. One such change is to require credit losses to be presented as an allowance rather than a write-down on available for sale debt fixed maturities management does not intend to sell or believes that it is not more likely than not they will be required to sell. The new standard became effective for reporting periods beginning after December 15, 2022, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning accumulated deficit.

The Company’s implementation activities are complete, and the impacts relate to the Company’s investment portfolio. The Company adopted the new guidance on January 1, 2023 and recognized a cumulative effect adjustment that decreased retained earnings by $4.7 million, in conjunction with the $16.5 million allowance for credit losses and $11.8 million to Reinsurance Recoverables. Additionally, the Company recognized an incremental change in the allowance for expected credit losses of $0.2 million in the current period, to bring the retained allowance to approximately $4.5 million. The Company will apply the provisions of the guidance to investments that have an other-than-temporary impairment on a prospective basis. Accordingly, the amortized cost basis will remain the same before and after adoption and the effective interest rate was not changed at the time of adoption.

Future Adoption of New Accounting Standards

Accounting for Long-Duration Insurance Contracts

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

Note 2. Investments

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and estimated fair value of investments classified as available-for-sale as of March 31, 2023 and December 31, 2022:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Losses	Gains	Losses	Fair Value
March 31, 2023:
Fixed maturities:
Bonds:
U.S. government obligations	$1,215	$-	$-	$(58)	$1,157
Mortgage-backed securities	383,960	(3,592)	569	(29,080)	351,857
Asset-backed securities	40,743	(245)	58	(3,653)	36,903
Collateralized loan obligations	349,151	(610)	798	(23,706)	325,633
States and political subdivisions-general obligations	129	-	-	(2)	127
States and political subdivisions-special revenue	-	-	-	-	-
Corporate	49,403	-	304	(4,520)	45,187
Term loans	592,947	(5,867)	2,199	(6,475)	582,804
Total fixed maturities	$1,417,548	$(10,314)	$3,928	$(67,494)	$1,343,668
Mortgage loans on real estate, held for investment	336,175	(2,709)	-	-	333,466
Derivatives	31,665	-	5,257	(13,108)	23,814
Equity securities	5,592	-	-	(414)	5,178
Other invested assets	82,004	(1,173)	3,026	(277)	83,580
Preferred stock	36,798	-	2,070	(6,154)	32,714
Deposits and notes receivable	10,447	-	-	-	10,447
Policy loans	23	-	-	-	23
Total investments	$1,920,252	$(14,196)	$14,281	$(87,447)	$1,832,890

December 31, 2022:
Fixed maturities:
Bonds:
U.S. government obligations	$1,343	$-	$-	$(81)	$1,262
Mortgage-backed securities	316,105	-	469	(22,508)	294,066
Asset-backed securities	34,728	-	17	(3,989)	30,756
Collateralized loan obligations	308,871	-	726	(21,924)	287,673
States and political subdivisions-general obligations	104	-	-	(3)	101
States and political subdivisions-special revenue	228	-	-	(23)	205
Corporate	46,700	-	415	(5,515)	41,600
Term loans	561,656	-	1,923	(4,607)	558,972
Total fixed maturities	$1,269,735	$-	$3,550	$(58,650)	$1,214,635
Mortgage loans on real estate, held for investment	227,047	-	-	-	227,047
Derivatives	30,239	-	2,694	(16,999)	15,934
Equity securities	5,592	-	-	(481)	5,111
Other invested assets	108,979	-	3,667	(215)	112,431
Preferred stock	35,644	-	1,757	(5,986)	31,415
Deposits and notes receivable	8,359	-	-	-	8,359
Policy loans	25	-	-	-	25
Total investments	$1,685,620	$-	$11,668	$(82,331)	$1,614,957

The following table presents information related to allowance for credit losses as of March 31, 2023:

(In Thousands)	Balance December 31, 2022	Additional Allowance Recognized Due to Adoption of Accounting Guidance	Credit Loss Expense for the Current Period	Balance March 31, 2023

Fixed Maturities
Bonds:
Mortgage-backed securities	$-	$3,564	$28	$3,592
Asset-backed securities	-	273	(28)	245
Collateralized loan obligations	-	588	22	610
Term loans	-	8,518	(2,651)	5,867
Mortgage loans on real estate, held for investment	-	2,024	685	2,709
Other invested asset	-	1,703	(530)	1,173
Total Allowance	$-	$16,670	$(2,474)	$14,196

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$153,851	11.5%	$124,183	10.2%
AA	15,699	1.2	815	0.1
A	424,789	31.6	371,371	30.6
BBB	667,491	49.7	619,516	51.0
Total investment grade	1,261,830	94.0	1,115,885	91.9
BB and below	81,838	6.0	98,750	8.1
Total	$1,343,668	100.0%	$1,214,635	100.0%

Reflecting the quality of fixed maturities maintained by us, as of March 31, 2023 and December 31, 2022, 94.0% and 91.9%, respectively, of all fixed maturity securities were investment grade. The BB and below also includes maturities that have no rating.

The following table summarizes, for all fixed maturity securities in an unrealized loss position as of March 31, 2023 and December 31, 2022 for which an allowance for credit losses has not been recorded and the estimated fair value, pre-tax gross unrealized loss, and number of fixed maturities by consecutive months they have been in an unrealized loss position.

	March 31, 2023			December 31, 2022
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
(In thousands)	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed Maturities:
Less than 12 months:
U.S. government obligations	$197	$(3)	1	$1,135	$(70)	13
Mortgage-backed securities	251,760	(13,127)	100	233,624	(18,464)	89
Asset-backed securities	17,842	(2,014)	11	24,552	(3,278)	23
Collateralized loan obligations	187,146	(10,812)	162	203,549	(16,730)	252
States and political subdivisions-general obligations	127	(2)	2	101	(3)	1
States and political subdivisions-special revenue	-	-	-	47	(2)	3
Corporate	30,511	(1,638)	33	37,286	(5,426)	64
Term loans	588,624	(6,475)	-	558,337	(4,607)	36
Greater than 12 months:
U.S. government obligations	960	(55)	8	126	(11)	5
Asset-backed securities	15,941	(1,639)	19	5,321	(711)	7
Collateralized loan obligations	95,673	(12,894)	157	37,814	(5,194)	47
States and political subdivisions-special revenue	-	-	-	158	(21)	7
Mortgage-backed securities	67,003	(15,953)	47	17,985	(4,044)	14
Corporate	10,906	(2,882)	33	376	(89)	7
Total fixed maturities	$1,266,690	$(67,494)	573	$1,120,411	$(58,650)	568

(1)We may reflect a fixed maturity in more than one aging category based on various purchase dates.

Our securities positions resulted in a gross unrealized loss position as of March 31, 2023 that was greater than the gross unrealized loss position at December 31, 2022. The Company views the decrease in fair value for all of the fixed maturity securities with unrealized losses as of March 31, 2023, which are driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility, as temporary. As of March 31, 2023, the Company has not made the decision to sell these securities and the Company does not believe it will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. Therefore, it was determined that the unrealized losses on the fixed maturity securities were not indicative of any credit loss impairments as of March 31, 2023.

The Company reviews and analyzes all investments on an ongoing basis for changes in market interest rates and credit deterioration. The review process includes analyzing the recoverability of the amortized cost basis of each investment that has a fair value that is materially lower than its amortized cost and requires a high degree of management judgment and involves uncertainty. The evaluation of securities for credit loss is a quantitative and qualitative process, which is subject to risks and uncertainties.

The process to identify securities that could potentially have credit loss involves monitoring market events and other items that could impact issuers. The evaluation includes but is not limited to such factors as:

•the determination of whether a mark-to-market loss on a fixed income security is due to a deterioration in the underlying credit quality of the security or to temporary market effects such as interest rates through a comprehensive understanding of both the specific security and the broader market context;

•the issuer’s payment history and adherence;

•the remaining payment terms and the financial condition and near-term prospects of the issuer;

•the lack of ability to refinance due to liquidity problems in the credit market;

•the fair value of any associated collateral;

•the availability of any credit protection;

•our intent to sell and  the likelihood of needing  to sell prior to recovery for debt securities;

•consideration of rating agency actions; and

•changes in estimated cash flows of mortgage and asset backed securities.

See the discussion in Note 7 Reinsurance regarding unrealized gains/losses on investments that are owned by our reinsurers and the corresponding offset carried as a loss/gain in the associated embedded derivatives.

The Company purchases and sells equipment leases in its investment portfolio. As of March 31, 2023, the Company owned several leases, all of which were performing. No impairment was required as of March 31, 2023.

The amortized cost and estimated fair value of fixed maturities as of March 31, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$89,688	$87,010
Due after one year through five years	728,295	706,224
Due after five years through ten years	513,865	473,994
Due after ten years through twenty years	54,106	51,108
Due after twenty years	31,594	25,332
	$1,417,548	$1,343,668

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At March 31, 2023 and December 31, 2022, these required deposits had a total amortized cost of $1.5 million and $1.2 million, respectively, and fair values of $1.3 million and $1 million, respectively.

Mortgage loans consist of the following:

(In thousands)	March 31, 2023	December 31, 2022

1-4 Family	$59,767	$59,579
Hospitality	22,071	12,902
Land	101,621	62,119
Multifamily (5+)	43,138	34,072
Retail	89,721	22,119
Other	19,857	36,256
Allowance for credit loss	(2,709)	-
Total mortgage loans	$333,466	$227,047

Geographic Location:

As of March 31, 2023, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in loans secured by properties in New York (20%), New Jersey (17%), Florida (10%), New Zealand (9%), and Delaware (8%)). As of December 31, 2022, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in New York (24%), Florida (15%), Delaware (10%), California (6%), and Arizona (5%)).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances. As of March 31, 2023, the Company held one asset valued at $7.7 million with an impairment of $1.4 million. As of March 31, 2023, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million, and one asset with an impairment for the full value of $0.6 million. At December 31, 2022, the company had one asset valued at $7.7 million with a total impairment of $1.4 million.

Commercial Mortgage Loans

(In thousands)	March 31, 2023	December 31, 2022
Loan-to-Value Ratio:
0%-59.99%	$202,472	$108,281
60%-69.99%	77,868	79,968
70%-79.99%	47,874	33,268
80% or greater	5,252	5,530
Total mortgage loans	$333,466	$227,047

The components of net investment income for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
(In thousands)	2023	2022
Fixed maturities	$31,430	$12,664
Mortgage loans	7,360	2,420
Other invested assets	2,792	1,395
Other interest income	8,030	5,544
Gross investment income	49,612	22,023
Less: investment expenses	(5,896)	(2,212)
Less: amounts charged to reinsurers	(26,997)	(13,569)
Less: allowance for credit losses	2,474
Investment income, net of expenses	$19,193	$6,242

Proceeds for the three months ended March 31, 2023 and 2022 from sales of investments classified as available-for-sale were $2.2 million, and $93.5 million, respectively. Gross gains of less than $0.1 million and $0.1 million and gross losses of $1.5 million and $0.5 million were realized on sales and the realized losses on sales during the three months ended March 31, 2023 and 2022, respectively.

The proceeds included those assets associated with the third-party reinsurers. The gains and losses relate only to the assets retained by American Life. Unrealized gain/loss included as part of net investment income were gains of $19.2 million and $6.2 million for the the three months ended March 31, 2023 and 2022.

Note 3. Derivative Instruments

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

The following is a summary of the asset derivatives not designated as hedges embedded derivatives in our FIA product as of March 31, 2023 and December 31, 2022:

		March 31, 2023			December 31, 2022

(In thousands, except number of contracts)	Location in the
Derivatives Not Designated	Consolidated	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$870,515	622	$23,814	$831,657	595	$15,592
Equity-indexed embedded derivatives	Deposit-type contracts	811,940	6,444	124,915	782,997	6,131	111,618

At March 31, 2023, the value of the embedded derivative considers all amounts projected to be paid in excess of the minimum guarantee (the amounts payable without any indexation increases) over future periods. The host contract reflects the minimum guaranteed values.

Due to price changes in the capital markets, our securities positions resulted in increased unrealized losses at March 31, 2023, compared to December 31, 2022, reported in accumulated other comprehensive income on the balance sheet. The embedded derivative related to the asset portfolio belonging to the third-party reinsurers offset these unrealized losses. The unrealized losses as of March 31, 2023 were $17.7 million compared to unrealized losses of $10.5 million as of December 31, 2022.

The following table summarizes the impact of those embedded derivatives related to the funds withheld provision where the total return on the asset portfolio is passed through to the third-party reinsurers:

	March 31, 2023			December 31, 2022
(In thousands)	Book Value	Market Value	Total Return	Book Value	Market Value	Total Return
Portfolio	Assets	Assets	Swap Value	Assets	Assets	Swap Value
American Republic Insurance Company	$172,166	$164,423	$7,743	$150,413	$143,952	$6,461
Crestline Re SP1	404,318	401,030	3,288	354,806	356,374	(1,568)
Ironbound	164,951	159,509	5,442	159,644	154,477	5,167
Ascendent Re	56,942	55,243	1,699	56,064	54,790	1,274
SRC4	97,830	98,336	(506)	61,646	62,516	(870)
Total	$896,207	$878,541	$17,666	$782,573	$772,109	$10,464

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $17.7 million as of March 31, 2023, and cumulative unrealized losses of $10.5 million as of December 31, 2022, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains or losses on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized losses on the assets held by American Life were offset by gains in the embedded derivative of $7.2 million and a gain in the embedded derivative of $2.8 million for the three months ended March 31, 2023 and 2022, respectively. We account for this unrealized (loss) pass-through by recording an equivalent realized gain on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets.

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

Level 2 measurements

Fixed maturity securities: Fixed maturity securities are recorded at fair value on a recurring basis utilizing a third-party pricing source such as the Clearwater Automated Valuation Service (“AVS”) Securities Valuation Office (“SVO”) pricing. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services. For the three months ended March 31, 2023 and year ended December 31, 2022, there were no material changes to the valuation methods or assumptions used to determine fair values, and no broker or third-party prices were changed from the values received.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source such as the Standard & Poor’s (“S&P”) 500 index and the S&P Multi-Asset Risk Control (“MARC”) 5% index.

Equity securities: Equity securities at March 31, 2023 consist of exchange traded funds (“ETFs”). The ETFs are considered equity securities and recorded at fair value on a recurring basis utilizing a third-party pricing source with the change in fair value recorded through realized gains and losses on the statement of operations. As of March 31, 2023 we had purchased $5.2 million of ETFs and $5.1 million as of December 31, 2022.

Preferred stock: The Company’s preferred stock investments classified as Level 2 were valued at $9.4 million as of March 31, 2023, and $9.5 million as of December 31, 2022. This investment is carried at fair market value with the change in fair market value is recorded in net investment income on the Consolidated Statements of Comprehensive Loss.

Deposits and notes receivable: The Company had escrow funds of as of March 31, 2023 and December 31, 2022, of $1.4 million and $0.8 million, respectively. These escrow funds were used to settle mortgage loans that did not close until April and January 2023. The money held in escrow at March 31, 2023 and December 31, 2022 was carried at cost. The Company held in notes receivable as of March 31, 2023 and December 31, 2022, a note of $6.3 million and $6.3 million, respectively, that includes paid-in-kind (“PIK”) interest. The note receivable is between American Life and Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at cost plus PIK interest.

Level 3 measurements

Term Loans – The assets classified as term loans are carried at unpaid principal net of amortization of discount or accretion, which ap-proximates fair value or carried at fair market value based on a valuation using market standard valuation methodologies. The inputs used to measure the fair value of these assets are classified as Level 3 within the fair value hierarchy.

Mortgage Loans – Mortgage loans are generally stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due. As of March 31, 2023, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million, and one asset with an impairment for the full value of $0.6 million. At December 31, 2022, the company had one asset valued at $7.7 million with a total impairment of $1.4 million.

Other Invested Assets – Other invested assets include collateral loans, private credit investments, equipment leases, and a private fund investment. The collateral loans, private credit investments, and equipment leases are carried at amortized cost which approximates fair value. The private fund investment is carried at fair value based on market accepted valuation models. The inputs used to measure these assets are classified as Level 3 within the fair value hierarchy.

Deposits and notes receivable: The carrying value of FHLB stock approximates fair value based on market accepted valuation models, since the Company can redeem such stock with FHLB at cost. As a member of the FHLB, the Company is required to purchase this stock, which is carried at cost and classified as restricted equity securities.

Preferred Stock – The Company’s preferred stock investment classified as Level 3 was valued at $23.3 million as of March 31, 2023 and $21.9 million as of December 31, 2022. This investment is carried at fair market value. The change in fair market value is recorded in net investment income on the Consolidated Statements of Comprehensive Loss.

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

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in its FIA policyholder obligations. These embedded derivatives are carried at the fair market value as of March 31, 2023 and December 31, 2022. The fair value of the embedded derivative component of our FIA obligation is estimated at each valuation date by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of projected contract value amounts at the applicable risk-free interest rates adjusted for our nonperformance risk related to those obligations. The projections of FIA policy contract values are based on best estimate assumptions for future policy growth and decrements including lapse, partial withdrawal and mortality rates. The best estimate assumptions for future policy growth include assumptions for expected index credits on the next policy anniversary date which are derived from fair values of the underlying equity call options purchased to fund such index credits and the present value of expected costs of annual call options purchased in the future by us to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as assumptions used to project policy contract values.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable		Estimated
	Markets	Inputs	Inputs	Net Asset	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value	Value
March 31, 2023
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$-	$1,157	$-	$-	$1,157
Mortgage-backed securities	-	351,857	-	-	351,857
Asset-backed securities	-	36,903	-	-	36,903
Collateralized loan obligations	-	325,633	-	-	325,633
States and political subdivisions-general obligations	-	127	-	-	127
States and political subdivisions-special revenue	-	-	-	-	-
Corporate	-	45,187	-	-	45,187
Term loans	-	-	582,804	-	582,804
Total fixed maturity securities	-	760,864	582,804	-	1,343,668
Mortgage loans on real estate, held for investment	-	-	333,466	-	333,466
Derivatives	-	23,814	-	-	23,814
Equity securities	-	5,178	-	-	5,178
Other invested assets	-	-	69,881	13,699	83,580
Preferred stock	-	9,376	23,338	-	32,714
Deposits and notes receivable	-	7,716	2,731	-	10,447
Policy loans	-	-	23	-	23
Total investments	$-	$806,948	$1,012,243	$13,699	$1,832,890
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$124,915	$—	124,915

December 31, 2022
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$—	$1,262	$—	$—	$1,262
Mortgage-backed securities	—	294,066	—	—	294,066
Asset-backed securities	—	30,756	—	—	30,756
Collateralized loan obligations	—	287,673	—	—	287,673
States and political subdivisions-general obligations	—	101	—	—	101
States and political subdivisions-special revenue	—	205	—	—	205
Corporate	—	41,600	—	—	41,600
Term loans	—	—	558,972	—	558,972
Total fixed maturity securities	—	655,663	558,972	—	1,214,635
Mortgage loans on real estate, held for investment	—	—	227,047	—	227,047
Derivatives	—	15,934	—	—	15,934
Equity securities	—	5,111	—	—	5,111
Other invested assets	—	—	99,997	12,434	112,431
Preferred stock	—	9,544	21,871	—	31,415
Investment escrow	—	784	—	—	784
Federal Home Loan Bank stock	—	—	1,306	—	1,306
Notes receivable	—	6,269	—	—	6,269
Deposits and notes receivable	—	7,053	1,306	—	8,359
Policy loans	—	—	25	—	25
Total investments	$—	$693,305	$909,218	$12,434	$1,614,957
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$111,618	$—	111,618

There were no transfers of financial instruments between any levels during the three months ended March 31, 2023 or the year ended December 31, 2022.

Accounting standards require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis are discussed above. As of March 31, 2023 or December 31, 2022, there were no financial assets or financial liabilities measured at fair value on a non-recurring basis.

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$23	$—	$—	$23	$23
Cash equivalents	170,073	—	170,073	—	170,073
Liabilities:
Policyholder deposits (deposit-type contracts)	1,963,786	—	—	1,963,786	1,963,786

	December 31, 2022
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$25	$—	$—	$25	$25
Cash equivalents	191,414	—	191,414	—	191,414
Liabilities:
Policyholder deposits (deposit-type contracts)	1,743,348	—	—	1,743,348	1,743,348

The following table presents a reconciliation of the beginning balance for all assets and liabilities measured at fair value on a recurring basis using level three inputs during the three months ended March 31, 2023:

	March 31, 2023
		Total realized and unrealized gains (losses)
	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales, and Settlements	Ending Balance
(In thousands)
Assets
Term loans	$558,972	$-	$(4,276)	$33,975	$588,671
Mortgage loans on real estate,
held for investment	227,047	-	-	109,128	336,175
Deposits and notes receivable	1,306	-	-	1,425	2,731
Other invested assets	99,997	-	2,749	(31,692)	71,054
Preferred stock	21,871	-	(4,084)	5,551	23,338
Policy loans	25	-	-	(2)	23
Total level 3 assets	$909,218	$-	$(5,611)	$118,385	$1,021,992
Liabilities
Embedded derivative for equity-indexed contracts	(111,618)	14,704	-	(28,001)	(124,915)
Total level 3 liabilities	$(111,618)	$14,704	$-	$(28,001)	$(124,915)

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the year ended December 31, 2022:

	December 31, 2022
		Total realized and unrealized gains (losses)
(In thousands)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales, and Settlements	Ending Balance
Assets
Term loans	$267,468	$-	$(2,683)	$294,187	558,972
Mortgage loans on real estate,
held for investment	183,203	-	-	43,844	227,047
Deposits and notes receivable	500	-	-	806	1,306
Other invested assets	35,293	-	3,452	61,252	99,997
Preferred stock	18,686	-	(4,229)	7,414	21,871
Policy loans	87	-	-	(62)	25
Total level 3 assets	$505,237	$-	$(3,460)	$407,441	$909,218
Liabilities
Embedded derivative for equity-indexed contracts	(123,692)	(10,193)	-	22,267	(111,618)
Total level 3 liabilities	$(123,692)	$(10,193)	$-	$22,267	$(111,618)

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

Preferred equity and warrants – Significant unobservable inputs we use include surrender rate, discount rates, EBITDA Multiples, current performance data, proprietary pricing models, real-time quotes from contributing dealers, and other market data.

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

The following summarizes the unobservable inputs for available for sale and trading securities and the embedded derivatives of fixed indexed annuities and preferred stock (with associated detachable warrants):

	March 31, 2023
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Term loans	$582.8	Yield Analysis	Discount rates	4.6%	17.3%	12.4%	Decrease
Mortgage loans on real estate	$333.5	Yield Analysis	Principal funded	NA	NA	NA	Decrease
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$124.9	Option Budget Method	Nonperformance risk	0.8%	1.5%	1.1%	Decrease
			Option budget	1.1%	5.9%	2.7%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	12.0%	Decrease
Other invested assets	$69.9	Market Approach	EBITDA Multiples	2.6x	3.1x	2.8x	NA
			Discount rates	8.0%	25.5%	14.5%	NA
Preferred equity	$6.6	Yield Analysis	Discount rates	24.0%	28.0%	26.0%	Increase
Detachable warrants	$2.4	Market Approach GPCM	EBITDA Multiples	10.0x	11.5x	100.0%	Decrease
Preferred stock	$23.3	Market Approach	EBITDA Multiples	2.55x	3.05x	2.8x	Decrease
* Weighted by account value

	December 31, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Term loans	$559.0	Yield Analysis	Discount rates	4.6%	17.3%	12.4%	Decrease
Mortgage loans on real estate	$227.0	Yield Analysis	Principal funded	NA	NA	NA	Decrease
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$111.6	Option Budget Method	Nonperformance risk	0.6%	1.5%	1.1%	Decrease
			Option budget	1.1%	5.7%	2.7%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	10.5%	Decrease
Other invested assets	$100.0	Market Approach	EBITDA Multiples	2.6x	3.1x	2.8x	NA
			Discount rates	8.0%	25.5%	14.5%	NA
Preferred equity	$6.1	Yield Analysis	Discount rates	24.0%	28.0%	26.0%	Increase
Detachable warrants	$2.2	Market Approach GPCM	EBITDA Multiples	10.0x	11.5x	100.0%	Decrease
Preferred stock	$31.4	Market Approach	EBITDA Multiples	2.55x	3.05x	2.8x	Decrease
* Weighted by account value

Note 5. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the three months ended March 31, 2023 and the year ended December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Beginning balance	$1,743,348	$1,075,439
US Alliance	519	(2,176)
Unified Life Insurance Company	-	(10)
Ironbound Reinsurance Company Limited	1,540	5,959
Ascendant Re	649	(3,185)
Crestline SP1	5,117	(11,623)
American Republic Insurance Company	1,995	(4,080)
SRC4	989	613
Deposits received	225,064	745,083
Investment earnings (includes embedded derivative)	14,704	(10,193)
Withdrawals	(30,139)	(51,659)
Policy charges	-	(820)
Ending balance	$1,963,786	$1,743,348

In addition, membership in FHLB provides the Company with access to additional short-term liquidity based on the level of investment in FHLB stock and pledged collateral. At March 31, 2023 and December 31, 2022 funding agreements of $60.0 million and $29.0 million were outstanding.

Note 6. Debt

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada and other lenders with a capacity of $30 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of the Company’s assets. The balance of the revolving credit was $25.0 million at March 31, 2023, and December 31, 2022, with $5.0 million unutilized credit.

Under the terms of the Credit Agreement, the Company has the option of selecting an applicable variable interest rate of (a) an adjusted term standard overnight financing rate (“SOFR”), plus an applicable margin or (b) a base rate, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin can range from 2.50% to 3.25% for the base rate and from 3.50% to 4.25% for an adjusted term SOFR loan. Interest paid for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.0 million respectively.

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

Note 7. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of March 31, 2023 and December 31, 2022 is as follows:

(In thousands)	March 31, 2023	December 31, 2022
Assets:
Reinsurance recoverables	$55,202	$20,190
Liabilities:
Deposit-type contracts
Direct	$1,963,786	1,743,348
Reinsurance ceded	(1,005,666)	(912,982)
Retained deposit-type contracts	$958,120	$830,366

	Three months ended March 31,
	2023	2022
(In thousands)
Premiums
Direct	$35	$61
Reinsurance ceded	(35)	(61)
Total Premiums	$—	$—
Future policy and other policy benefits
Direct	$57	$54
Reinsurance ceded	(57)	(54)
Total future policy and other policy benefits	$—	$—

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers as of March 31, 2023:

				Recoverable/		Total Amount
		Recoverable	Recoverable	(Payable) on Benefit	Ceded	Recoverable/
(In thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	(Payable) to/from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$-	$-	$875	$-	$875
Optimum Re Insurance Company	A	-	-	705	-	705
Sagicor Life Insurance Company	A-	-	188	12,552	(324)	12,416
Ascendant Re	NR	-	-	(2,886)	-	(2,886)
Crestline SP1	NR	-	-	(2,534)	-	(2,534)
American Republic Insurance Company	A	-	-	5,112	-	5,112
SRC4	NR	-	-	(19,531)	-	(19,531)
Unified Life Insurance Company	NR	-	36	1,153	(16)	1,173
US Alliance Life and Security Company	NR	-	-	59,895	(23)	59,872
		$-	$224	$55,341	$(363)	$55,202

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers as of December 31, 2022:

				Recoverable on		Total Amount
		Recoverable	Recoverable	Benefit	Ceded	Recoverable
(In thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$-	$-	$(344)	$-	$(344)
Optimum Re Insurance Company	A	-	-	601	-	601
Sagicor Life Insurance Company	A-	-	154	10,744	(303)	10,595
Ascendant Re	NR	-	-	(2,130)	-	(2,130)
Crestline SP1	NR	-	-	(3,357)	-	(3,357)
American Republic Insurance Company	A	-	-	5,879	-	5,879
SRC4	NR	-	-	(44,442)	-	(44,442)
Unified Life Insurance Company	NR	-	41	986	(17)	1,010
US Alliance Life and Security Company	NR	-	-	52,400	(22)	52,378
		$-	$195	$20,337	$(342)	$20,190

Our securities positions resulted in changes in the unrealized gain position as of March 31, 2023, compared to December 31, 2022, that is reported in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. As discussed in Note 1, American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 3.

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

The tables below shows the ceding commissions from the reinsurers, excluding SRC1 and SRC3, and what was earned on a GAAP basis for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(In thousands)	2023				2022
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$—	$—	$—	$3	$—	$—	$—	$8
Ironbound Reinsurance Company Limited	—	—	47	134	—	—	49	130
Ascendant Re	—	—	23	89	—	—	23	86
US Alliance Life and Security Company	—	—	13	87	—	—	14	87
Crestline SP1	1,039	918	132	866	1,034	1,830	80	506
American Republic Insurance Company	559	705	52	301	801	1,454	23	153
SRC4	1,367	1,214	30	93	—	—	—	—
	$2,965	$2,837	$297	$1,573	$1,835	$3,284	$189	$970

(1) Includes: acquisition and administrative expenses, commission expense allowance and product development fees.

The table below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

(In thousands)	March 31, 2023	December 31, 2022
Reinsurer	Deferred Gain on Reinsurance Transactions	Deferred Gain on Reinsurance Transactions
US Alliance Life and Security Company(1)	$150	$152
Unified Life Insurance Company(1)	210	217
Ironbound Reinsurance Company Limited(2)	4,876	4,876
Ascendant Re	2,947	2,947
US Alliance Life and Security Company(2)	2,069	2,069
American Republic Insurance Company(2)	7,724	7,502
Crestline SP1(2)	18,906	18,475
SRC4(2)	3,070	1,825
	$39,952	$38,063

1)	These reinsurance transactions on our legacy life insurance business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. As of March 31, 2023 or December 31, 2022, no contingency reserves were established.

American Life expects to reinsure a significant portion of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Retained and Reinsured Balance Sheets

The tables below shows the retained and reinsurance consolidated balance sheets:

	March 31, 2023			December 31, 2022

(In thousands)	Retained	Reinsured	Consolidated	Retained	Reinsured	Consolidated
Assets
Total investments	$945,074	$887,816	$1,832,890	$812,177	$802,780	$1,614,957
Cash and cash equivalents	99,438	70,635	170,073	127,291	64,123	191,414
Deferred acquisition costs, net	48,150	-	48,150	43,433	-	43,433
Premiums receivable	-	368	368	-	-	-
Accrued investment income	12,545	19,045	31,590	11,307	13,858	25,165
Reinsurance recoverables	(36,797)	91,999	55,202	(6,853)	27,405	20,552
Property and equipment, net	1,805	-	1,805	1,897	-	1,897
Receivable for securities sold	-	-	-	2,033	8,485	10,518
Other assets	10,632	(6,235)	4,397	12,259	236	12,495
Total assets	$1,080,847	$1,063,628	$2,144,475	$1,003,544	$916,887	$1,920,431
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$1,171	$11,568	$12,739	$1,332	$11,613	$12,945
Deposit-type contracts	955,775	1,008,011	1,963,786	841,980	901,368	1,743,348
Other policy-holder funds	9,252	15	9,267	4,105	-	4,105
Notes payable	25,000	-	25,000	25,000	-	25,000
Deferred gain on coinsurance transactions	150	39,802	39,952	38,063	-	38,063
Payable for securities sold	22,677	-	22,677	8,872	-	8,872
Operating lease	2,078	-	2,078	2,135	-	2,135
Other liabilities	39,894	4,232	44,126	47,680	3,906	51,586
Total liabilities	$1,055,997	$1,063,628	$2,119,625	$969,167	$916,887	$1,886,054
Stockholders’ Equity:
Preferred stock	$-	$-	$-	$-	$-	$-
Voting common stock	4	-	4	4	-	4
Additional paid-in capital	138,789	-	138,789	138,482	-	138,482
Treasury stock	(175)	-	(175)	(175)	-	(175)
Accumulated deficit	(63,863)	-	(63,863)	(63,019)	-	(63,019)
Accumulated other comprehensive loss	(61,928)	-	(61,928)	(51,386)	-	(51,386)
Total Midwest Holding Inc.'s stockholders' equity	$12,827	$-	$12,827	$23,906	$-	$23,906
Noncontrolling interest	12,023	-	12,023	10,471	-	10,471
Total stockholders' equity	24,850	-	24,850	34,377	-	34,377
Total liabilities and stockholders' equity	$1,080,847	$1,063,628	$2,144,475	$1,003,544	$916,887	$1,920,431

Note 8. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2023 and December 31, 2022 are as follows:

(In thousands)	March 31, 2023	December 31, 2022
Deferred tax assets:
Loss carryforwards	$3,469	$2,672
Capitalized costs	67	79
Stock option granted	1,131	1,066
Policy acquisition costs	7,245	6,489
Charitable contribution carryforward	-	-
General business credits	6	6
Derivative option allowance	-	-
Sec 163(j) limitation	171	171
Benefit reserves	10,004	12,010
Property and equipment	-	-
Impairments	403	403
Unrealized losses on investments	16,462	13,624
Other	1,928	1,928
Total deferred tax assets	40,886	38,448
Less valuation allowance	(38,331)	(35,305)
Total deferred tax assets, net of valuation allowance	2,555	3,143
Deferred tax liabilities:
Unrealized losses on investments	-	-
Due premiums	-	-
Intangible assets	147	147
Derivative option allowance	1,084	2,150
Bond Discount	1,424	936
Property and equipment	(100)	(90)
Total deferred tax liabilities	2,555	3,143
Net deferred tax assets	$-	$-

At March 31, 2023 and December 31, 2022, the Company recorded a valuation allowance of  $38.3million and $35.3 million, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

There was income tax expense of $2.9 million and $4.7 million for the three months ended March 31, 2023 and 2022. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended March 31,
(In thousands)	2023	2022
Computed expected income tax benefit (expense)	$(2,785)	$(1,099)
Reduction (increase) in income taxes resulting from:
Interest maintenance reserve and reinsurance	69	(79)
Nondeductible expenses	(3)	(2)
Change in valuation allowance	(188)	(3,532)
Deferred tax adjustment	-	(10)
Subtotal of increases	(122)	(3,623)
Tax expense	$(2,907)	$(4,722)

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of March 31, 2023, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $9.4 million. The federal NOLs generated by Midwest Holding and American Life prior to June 28, 2018 which are subject to the Section 382 limitation can be carried forward. If not utilized, the NOLs of $1.0 million prior to 2017 will expire through the year of 2032.

The NOLs generated by SRC1 prior to December 30, 2021 of less than $0.1 million are subject to Section 382 limitations due to the change in control. However, under the Tax Cuts and Jobs Act of 2017, they will not expire and can be carried forward indefinitely.  The NOLs not subject to Section 382 which were generated from June 28, 2018 to December 31, 2022 do not expire and will carry forward indefinitely, however their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $2 million on the deferred tax assets related to these federal NOL carryforwards.

Note 9. Leases

Our operating lease activities consist of leases for office space and equipment and do not include variable lease payments.

Supplemental balance sheet information for our leases as of  March 31, 2023 and December 31, 2022 is as follows:

(In thousands)	Classification	March 31, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$2,059	$2,119

Liabilities
Operating lease	Operating lease liabilities	$2,078	$2,135

Our operating lease expense for the March 31, 2023 and 2022, is as follows:

		Three months ended March 31,
(In thousands)	Classification	2023	2022
Operating	General and administrative expense	$3	$3

Minimum contractual obligations for our leases as of March 31, 2023 are as follows:

(In thousands)	Operating Leases
2023	$257
2024	342
2025	342
2026	345
2027	353
2028	362
2029 and after	1,042
Total remaining lease payments	$3,043

The cash flows related to the operating lease were less than $0.1 million for both the three months ended March 31, 2023 and 2022.

The weighted average remaining lease terms of our operating leases were approximately eight and one half years and ten  years, respectively, as of March 31, 2023 and 2022. The weighted average discount rate used to determine the lease liabilities for operating leases was 8% as of March 31, 2023 and 2022, respectively. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 10. Equity

Preferred stock

As of March 31, 2023 and December 31, 2022, the Company had two million shares of preferred stock authorized with none issued or outstanding.

Common Stock

Our voting common stock is traded on The Nasdaq Capital Market under the symbol “MDWT.” Midwest has authorized 20 million shares of voting common stock and two million shares of non-voting common stock. As of March 31, 2023 and December 31, 2022, Midwest had 3,728,601 and 3,727,976 shares of voting common stock issued and outstanding, respectively. As of those dates, there were no shares of Midwest’s non-voting common stock issued or outstanding.

Midwest holds approximately 4,500 shares of voting common stock in its treasury due to a reverse stock split.

Additional paid-in capital

Additional paid-in capital is primarily comprised of the cumulative cash that exceeds the par value received by the Company in conjunction with past issuances of its shares. It also is increased by the amortization expense of the consideration calculated at inception of the stock option grants as discussed in Note 11 – Long-Term Incentive Plans below.

Accumulated Other Comprehensive Income (AOCI)

AOCI represents the cumulative other comprehensive income (loss) items that are reported separate from net loss and detailed on the Consolidated Statements of Comprehensive Loss. AOCI includes the unrealized gains and losses on certain investments and DAC, net of offsets and taxes as follows:

(In thousands)	Unrealized investment gains (losses) on fixed maturities, net of offsets
Balance at December 31, 2021	$2,634
Other comprehensive (loss) before reclassifications, net of tax	(54,975)
Less: Reclassification adjustments for losses realized in net income	955
Balance, December 31, 2022	(51,386)
Other comprehensive (loss) before reclassifications, net of tax	(10,552)
Less: Reclassification adjustments for losses realized in net income, net of tax	10
Balance, March 31, 2023	$(61,928)

Note 11. Long-Term Incentive Plans

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

Changes in outstanding options were as follows:

	Weighted Average Exercise Price Per Share	Range of Option Exercise Prices per Share	Total Outstanding	Outstanding, Non-vested	Vested and Exercisable
December 31, 2022	$32.21	$11.20 - 55.02	319,121	271,517	47,604
Granted	17.12	17.12	5,000	5,000	-
Prior year adjustment	11.20	11.20	750	750	-
Vested	38.14	55.02	-	(4,550)	4,550
Exercised	-	-	-	-	-
Forfeited	37.51	25.00 - 55.02	(2,400)	(2,400)	-
Expired	-	-	-	-	-
March 31, 2023	$31.93	$11.20 - 55.02	322,471	270,317	52,154

Option information segregated by ranges of exercise prices were as follows:

	March 31, 2023
	Total Outstanding Options			Vested and Exercisable
Range of Option Exercise Prices per Share	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Term	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Term

> $50.00	46,803	$60.37	7.80	4,550	$55.02	7.84
$40.00 - $49.99	91,709	57.46	7.94	36,042	41.25	7.79
$30.00 - $39.99	-	-	-	-	-	-
$20.00 - $29.99	21,090	31.18	7.55	7,277	25.00	7.08
$10.00 - $19.99	110,715	13.75	9.25	4,285	16.37	8.73
< $10.00	-	$-	-	-	$-	-

The weighted average exercise prices of vested and exercisable options as of March 31, 2023, were $38.14.

As of March 31, 2023, based on a closing stock price of $15.80 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $0.0 million and $0.3 million, respectively.

Restricted Stock and Restricted Stock Units

In 2020, the Company awarded 18,597 shares of restricted stock, had a grant date fair value of $41.25 per share and were subject to time-based vesting requirements of one-fourth increments sixty days after each of the first four anniversary dates of the grant date. The restricted stock compensation expense is calculated using the stock prices at grant date and amortizing on a straight-line basis over the requisite service periods. The recipient of the award resigned on March 31, 2022, and received a total of 5,812 vested shares in connection with his termination of employment, while the remaining 12,785 shares of restricted stock were forfeited.

5,089 restricted stock units (“RSUs”) were granted to our non-employee directors in June 2021 with a grant date fair value of $24.34 per share and vested on June 14, 2022, the date of the Company’s 2022 annual meeting of stockholders.  The compensation expense relating to these awards was calculated using the grant date fair value and is amortizing on a straight-line basis over the requisite service periods.

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

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grand Date Fair Value	Units	Weighted Average Grant Date Fair Value

December 31, 2022	17,207	$13.84	1,163	$50.00
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Released	-	-	-	-
March 31, 2023	17,207	$13.84	1,163	$50.00

The table below identifies the assumptions used in the Black Scholes Model to calculate the compensation expense:

	March 31,	December 31,
	2023	2022
Volatility	287.29%	4.16% - 4.26%
Weighted-average volatility	287.3%	3.7%
Expected term (in years)	6.54	2 - 7
Risk-free rate	3.57%	0.02% - 2.15%

For the three months ended March 31, 2023 and 2022, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock grants above, over vesting tranches which resulted in expense and an increase in additional paid in capital of $0.3 million and less than $0.1 million, respectively.

The tables below shows the remaining non-vested shares under the 2019 and 2020 Plans as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
	Awards Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Nonvested stock options and restricted
Stock unit awards at December 31, 2022	287,561	$16.96	$32.29
Options granted	5,000	16.56	17.12
Adjustment for Prior Year Options	750	$16.56	$11.20
Restricted stock units granted	-	-	-
Vested	(4,550)	34.95	55.02
Forfeited or expired	(2,400)	23.02	37.51
Ending Balance at March 31, 2023	286,361	$16.93	$31.93

	December 31, 2022
	Stock Options Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Nonvested stock options and restricted
stock unit awards at December 31, 2021	317,217	$25.80	$40.13
Options granted	117,367	9.57	14.92
Restricted stock units granted	18,718	—	—
Vested	(56,678)	21.12	36.53
Forfeited	(109,063)	23.82	38.87
Ending Balance at December 31, 2022	287,561	$16.96	$32.29

Note 12. Statutory Net Income and Surplus

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

The following table represents the net gains or (losses) as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Three months ended March 31,
(In thousands)	2023	2022
American Life	$(16,588)	$9,593
SRC1	$3,214	$(822)
SRC3	$288	$469

The following table represents the Capital and Surplus as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

(In thousands)
	March 31, 2023	December 31, 2022
American Life	$59,971	$69,936
SRC1	$12,829	$9,615
SRC3	$6,334	$6,023

The following table represents the premiums sales as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Three months ended March 31,
(In thousands)	2023	2022
American Life	$92,287	$58,118
SRC1	$-	$-
SRC3	$175	$(148)

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. American Life is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as of March 31, 2023 and December 31, 2022, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements as of those dates.

As of March 31, 2023 and December 31, 2022, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 13. Third-party Administration

The Company, through its investment advisory subsidiary 1505 Capital, offers investment and structuring services. Our reinsurance partners may choose to engage 1505 as the investment advisor for their portfolios. Services are also available to unaffiliated investors. As of March 31, 2023, 1505 Capital had $828.6 million of third-party assets under management.

Note 14. Policy Administration Fees

The company generates revenue through policy administration for our third-party reinsurers, as well as fees received from early termination of policies. For the three months ended March 31, 2023 and 2022, we received $0.6 million and $0.3 million of fees.

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

In addition, on April 24, 2020, American Life entered into a three-year master letter agreement and related reinsurance, trust and asset management agreement with Seneca Re and a Crestline affiliate regarding the flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA and quota share percentage of 40% the liabilities of American Life arising from its FIA products. Through March 31, 2023, American Life had ceded $1.0 million face amount of annuities to Crestline Re SP1. American Life received total ceding commissions of $0.9 million and expense reimbursements of $0.9 million in connection with these transactions for three months ended March 31, 2023.

The Reinsurance Agreement also contains the following agreements:

●	American Life and Crestline Re SP1 each entered into investment management agreements with Crestline, pursuant to which Crestline manages the assets that support the reinsured business; and
●	American Life and Crestline Re SP1 entered into a trust agreement whereby Crestline maintains for American Life’s benefit a trust account that supports the reinsured business.

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

As of March 31, 2023, Crestline has approximately $472.4 million of the Company’s assets under management and is a subadvisor on approximately $142.9 million of additional investments.

Chelsea

On June 29, 2020, Midwest’s subsidiary, American Life, purchased a 17% interest in Financial Guaranty UK Limited through an economic interest in Chelsea Holdings Midwest LLC. American Life has a note receivable from Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”) and Class B preferred shares in Chelsea Holdings Midwest LLC. This note is being carried at cost plus PIK of $6.3 million, and the preferred shares are carried at a fair market value of $2.3 million, based upon valuations received from an independent their-party, as of March 31, 2023.

Note 16. Commitments and Contingencies

Contingent Commitments: We have entered into commitments related to certain investments, where draws or additional funding can be requested under the terms of the agreements. These commitments are inclusive of third-party reinsurer commitments, and were approximately $198.4 million as of March 31, 2023. Of the approximately $198.4 million in unfunded commitments at March 31, 2023, approximately $55.8 million related to American Life. The remaining $142.6 million represented commitments that have been made by our reinsurance partners. The table shows when different dollar amounts of commitments will expire. The ability of borrowers to request additional funds under these lending agreements varies considerably from loan to loan.

(In thousands)	March 31, 2023	December 31, 2022
Due in one year or less	$74,790	$52,951
Due in two years	31,970	43,604
Due in three years	24,030	7,731
Due in four years	13,409	13,277
Due in five years and after	54,174	61,432

$198,373	$178,995

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life was granted authorization to do business in Georgia on February 24, 2023, and is currently licensed in 24 states and the District of Columbia as of March 31, 2023 American Life has pending applications in additional states as of March 31, 2023.

Note 17. Subsequent Events

On April 30, 2023, Midwest Holding Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midas Parent, LP, a Delaware limited partnership (“Parent”) and an affiliate of Antarctica Capital, LLC (“Antarctica”), and Midas Merger Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company and whereupon Merger Sub will cease to exist and the Company will be the surviving corporation in the Merger and will continue as a wholly-owned subsidiary of Parent (the “Merger”).

The board of directors of the Company (the “Company Board”) has unanimously approved and declared it advisable to enter into the Merger Agreement and resolved to recommend that the Company’s stockholders approve the adoption of the Merger Agreement and the transactions contemplated thereby (the “Transactions”), including the Merger on the terms and subject to the conditions set forth in the Merger Agreement.

As a result of the Merger, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of the Company, par value $0.001 per share (the “Company Common Stock”) (other than (i) Company Common Stock held by Parent or the Company or any of their respective wholly owned subsidiaries, and (ii) any shares of Company Common Stock who properly exercise appraisal rights under Delaware law), outstanding immediately prior to the Effective Time, will be converted into the right to receive $27.00 per share in cash, without interest.

Consummation of the Merger is subject to certain conditions, including, but not limited to, (i) the Company’s receipt of approval of the Company’s stockholders, (ii) the absence of any law or order prohibiting or making illegal the consummation of the Merger, (iii) the approval of the Merger by the Nebraska Department of Insurance and Vermont Department of Financial Regulation without the imposition of any Burdensome Condition (as defined in the Merger Agreement), and (iv) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement).

In connection with the Merger Agreement, certain stockholders entered into voting agreements (the “Voting Agreements”) with Parent pursuant to which, among other things, the stockholders agreed to vote their shares of Company Common Stock representing approximately 33% of the shares of Company Common Stock outstanding as of the date of the Merger Agreement in favor of the approval and adoption of the Merger, the Merger Agreement or any related action reasonably required in furtherance thereof, and against any acquisition proposal or any action that would reasonably be expected to prevent, materially delay or materially impair the consummation of the Merger or the Transactions.

The Voting Agreements terminate upon the first to occur of (i) the Effective Time, (ii) the termination of the Merger Agreement in accordance with its terms, (iii) with respect to any stockholder, the mutual written agreement of such stockholder and Parent or (iv) any amendment to the Merger Agreement that decreases the amount of, or changes the form of, the Merger Consideration or increases the liabilities or obligations of such stockholders without the consent of such stockholder, upon written notice by such stockholder to Parent within ten (10) Business Days of such amendment.

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

As of March 31, 2023, approximately 52% of the deposits received in 2023 for our annuity products were ceded to reinsurance vehicles capitalized by third party reinsurers or held in protected cells within Seneca Re for future reinsurance transactions.

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

Our fourth subsidiary, 1505 Capital, is an SEC registered investment adviser providing financial, investment advisory, and management services. Our asset management services are available to third-party insurers and reinsurers. At March 31, 2023, 1505 Capital had approximately $828.6 million total third-party assets under management.

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

Industry Trends and Market Conditions

Market

We participate in a large U.S. market that we expect to grow in part due to a number of demographic trends. As measured by annual premiums written, annuities are the largest product line in the life, annuity, and accident and health sector. Annuities play a key role in retirement planning by providing individuals with stable, tax-efficient sources of income. In 2021, annuity premiums accounted for $319 billion of annual premiums, or approximately 30% of the $1.1 trillion of total annual life, annuity, and accident and health premiums according to the Insurance Information Institute. The most common annuities are fixed and variable and can be written on an individual or group basis. Our current products are MYGAs and FIAs written on an individual basis.

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

Our two most recent authorized states, Florida and Georgia, granted approval to our products as of April 17th and May 1st 2023 respectively, and we are eager to begin our operations in these new areas.

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

Interest Rate Environment

The Federal Reserve repeatedly increased the federal funds rate through out 2022, moving from 0.25% to 4.50%, and continued that trend increasing the rate to 5.00% in March 2023. We seek to address our interest rate risk through managing the duration of the liabilities and purchasing and holding quality, long-term assets mirroring that duration.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. As of March 31, 2023 and December 31, 2022, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million and $1.4 million, respectively. Additionally, during the first quarter of 2023 the company recognized an impairment for the full value of an asset valued at $0.6 million.

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

Our indefinite-lived intangible assets consist of American Life’s state licenses. We compared the carrying value to the current costs of obtaining licenses in those states. As of March 31, 2023, the sum of the fair value of those licenses exceeded the carrying value of the indefinite-lived intangible assets. These amounts are carried on our balance sheet in Other Assets.

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

Derivatives

The Company has entered into certain derivative instruments to hedge FIA products that guarantee the return of principal to our policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options. The change in fair value of the derivatives for hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based on the change in the market interest rates. The indexed reserves are measured at fair value for the current period and future periods. We hedge with options that align with the terms of our FIA products which are between seven and ten years. We have analyzed our hedging strategy on our FIA products and, while the correlation of the hedges to the FIA products is not matched dollar for dollar, we believe the hedges are effective  as of March 31, 2023.

American Life also has agreements with several third-party reinsurers that have FW and Modco provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 3 — Derivative Instruments” to our Consolidated financial statements. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses as of March 31, 2023 and December 31, 2022, of approximately $17.7 million and $10.5 million, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains and losses on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized losses on the assets held by American Life on behalf of the third-party reinsurers were offset by gains in the embedded derivative of $7.2 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. We account for this unrealized (loss) pass-through by recording an equivalent realized gain on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Conslidated Balance Sheets.

Net Income

In this section, unless otherwise noted the discussion below compares the three months ended March 31, 2023 to three months ended March 31, 2022.

We had a comprehensive loss of $6.7 million including unrealized loss of $10.5 million, mainly from the fixed maturity portfolio, resulting in net income to Midwest of $3.8 million for the three months ended March 31, 2023. This compares to a comprehensive loss of $10.0 million including unrealized loss of $10.2 million, resulting in a net income of $0.2 million to Midwest in the prior year.

Revenues were up year over year, being impacted by realized gains of $16.3 million for the three months ended March 31, 2023 versus a loss of $6.2 million in the prior year. Investment income increased due to the growth in the retained portfolio and from higher interest rates. Policy administration fees were up year over year, from early surrender activity, and despite the increase in liabilities through annuity premiums ceded in the prior year. Amortization of deferred ceded premium grew as we added new reinsurers and the portfolio continues to age. Service fee revenue was down $0.4 million to $0.7 million from the prior year due to a performance fee received in prior year on the early paydown of a mortgage.

Expenses were up, driven by interest credited and the option allowance (see point 3 below). Salaries and benefits increased with additional personnel, repositioning and retaining of personnel to support growth and given tight labor market. Increase in other expenses was driven by consulting, legal and accounting fees to support distribution, state expansion, and capital initiatives, along with technology initiatives.

The effective tax rate was 33.5% compared to 79.9% the three months ended March 31, 2023 and 2022, respectively. Our primary insurance entities, American Life, SRC1, and SRC3, are taxed on a statutory basis. GAAP defers the recognition of income related to premiums received until they are earned across the life of the contract. Statutory principles though recognize premiums as income in the period they are received, creating the difference between the two statements of income.  See Note 9 to our financial statements for further information related to the income tax expense.

Our FIA products have three components influencing our Consolidated Statements of Comprehensive Loss:

1)	The embedded derivative in our FIAs. We carry this derivative at fair value, with the change in fair value recorded in the interest credited line of our Consolidated Statements of Comprehensive Loss. Across our FIA products, interest credited was $6.3 million in 2023 compared with $7.8 million in 2022. Reflecting our risk management, the change in the value of the embedded derivative corresponds to the change in the value of option contracts we use to hedge this exposure.
2)	The derivatives we purchase to hedge stock market risk we would otherwise face from our FIA. We carry these derivatives at fair value on our balance sheet, recording the change in fair value in our Consolidated Statements of Comprehensive Loss as either a realized gain or realized loss. As of March 31, 2023, the market value of the derivative assets was $23.8 million compared to $15.6 million as of March 31, 2022 the change is reflected in our net unrealized gain or loss.
3)	The option budget reinsurers pay us to purchase derivative assets. We mark these assets to market each period. Separately, we record a payable to the reinsurers that is owed to a reinsurer when a policy is surrendered, an annuitant dies, or a policy lapses. We compare what the reinsurer paid for the original option budget to the market value at the end of the period. The change in the market value is added to or subtracted from the payable to the reinsurer to cover the reinsurer’s obligations to the policyholder. This change in market value resulted in $7.6 million expense and was included in our other operating expense in 2023 compared to a $6.4 million expense in the prior year.

American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. Assets held on behalf of the third-party reinsurers had unrealized losses at March 31, 2023 and December 31, 2022, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the asset portfolio accrue to the reinsurers. We account for the change in these unrealized gains or losses by recording equivalent realized losses or gains on our Consolidated Statements of Comprehensive Loss. We recorded the increase in the unrealized losses as a realized gain of $7.2 million and $2.8 million the three months ended March 31, 2023 and 2022.

Consolidated Results of Operations -Three Months Ended

2022 Revenues

The following summarizes the sources of our revenue:

	Three months ended March 31,
(In thousands)	2023	2022
Investment income, net of expenses	19,193	$6,242
Net realized (losses) gains on investments	16,287	(6,175)
Amortization of deferred gain on reinsurance	1,573	970
Policy administration fees	639	348
Service fee revenue, net of expenses	654	1,098
Other revenue	106	100
	$38,452	$2,583

Premium revenue: Sales of our MYGA and FIA products generated a large volume of new business in 2023 and 2022; however, these products are defined as investment contracts under GAAP. Accordingly the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not as premium revenue.

Investment income, net of expenses: The components of net investment income for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended March 31,
(In thousands)	2023	2022
Fixed maturities	$31,430	$12,664
Mortgage loans	7,360	2,420
Other invested assets	2,792	1,395
Other interest (expense) income	8,030	5,544
Gross investment income	49,612	22,023
Less: investment expenses	(5,896)	(2,212)
Less: amounts charged to reinsurers	(26,997)	(13,569)
Less: allowance for credit losses	2,474	0
Investment income, net of expenses	$19,193	$6,242

Investment income, net of expenses consisted of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments with attractive yields and risk-return profiles. As of March 31, 2023 and December 31, 2022, on a gross consolidated basis, our investment portfolio (excluding cash) was $1,832.9 million and $1,615.0 million, respectively, as a result of proceeds from our MYGA and FIA product sales, reflecting both retained premium proceeds as well as assets held on behalf of our reinsurers.

Net realized gains (losses) on investments: Net realized gain on investments were $16.3 million in 2023 compared with losses of $6.2 million in 2022. The figures include a gain of $7.2 million and $2.8 million from a total return swap embedded derivative in 2023 and 2022, respectively. In 2023, there were net realized gain of $5.1 million related to derivatives we own to hedge the obligations to FIA policyholders; such gains were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

American Life has treaties with several reinsurers that have funds withheld coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 4 — Derivative Instruments to our Consolidated financial statements and above.

Amortization of deferred gain on reinsurance:  The increase in 2023 to $1.6 million from $1.0 million in 2022 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2023.

Policy administration fees: Policy administration fees includes fees received for the servicing and initiation of policies ceded to our reinsurers. Also included are fees surrendered by policy holders for early termination of their contracts. The consistent revenue of $0.6 million in the three months ended March 31, 2023 and $0.3 million in 2022 comes from policies written and ceded, as well as additional policy holder early termination.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The decrease in this revenue, to $0.7 million in the three months ended March 31, 2023 from $1.1 million in 2022, was due primarily to the level of asset management services provided by 1505 Capital to third-party clients.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Three months ended March 31,
(In thousands)	2023	2022
Interest credited	$7,689	$(6,674)
Benefits	958	—
Amortization of deferred acquisition costs	1,703	851
Salaries and benefits	5,503	4,318
Other operating expenses	13,912	(1,822)
	$29,765	$(3,327)

Interest credited: The increase was primarily due to the interest credited across all our products in the first quarter of 2023 Interest credited for our retained MYGA products was positive $3.4 million while interest credited related to our retained FIA policies was $6.3 million in 2023. MYGA and FIA interest credited were positive $1.1 million and negative $7.8 million in the three months ended March 31, 2022, respectively. The FIA interest credited is related to the fair market value of the embedded derivative which is owed to policyholders. This was partially offset by the realized gain on our total return swap that is included in the net realized gain on investment above.

Benefits: This refers to death benefits on our policies, which were $1.0 million and less than $0.1 million in the three months ended March 31, 2023 and  2022 respectively.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of American Life’s MYGA and FIA products where we retained approximately 48% of the business in the first quarter of 2023 compared to the 59% retained in 2022. These figures include the Seneca Re protected cells, SRC1 and SRC3, and DAC amortization.

Salaries and benefits The increase to $5.5 million compared with $4.3 million was due to continued costs incurred to attract and add personnel to service our business growth. We are hiring more in-house expertise to service our growth initiatives and reduce the reliance on third-party providers.

Other operating expenses: Other operating expenses were approximately $15.7 million higher due primarily to:

●	Our FIA product has embedded derivatives included in the account value. Those derivatives are market driven. The reinsurers that reinsure the FIA products pay an option allowance to American Life to purchase derivatives. As of March 31, 2023, the mark-to-market adjustment on those allowances was in a positive position so American Life incurred a negative $ (7.6) million expense payable to the reinsurers for that mark-up. As the market fluctuates going forward, the mark up of the option allowance could go up or down.

●	Increases of other expenses related to legal and consulting fees of $0.6 million related primarily to efforts to secure new additional capital sources and the expansion of our business into new jurisdictions.

Taxes

Income tax expense increased by $2.9 million to $2.9 million in 2023 from $4.7 million in 2022. This change was primarily driven by the change in the reinsurance modified coinsurance tax reserves.

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

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of March 31, 2023 and December 31, 2022. Increases in fixed maturity securities primarily resulted from the sale of our MYGA and FIA products during 2023.

	March 31, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
(In thousands)	Value	of Total	Value	of Total
Fixed maturity securities:
Bonds:
U.S. government obligations	$1,157	0.1%	$1,262	0.1%
Mortgage-backed securities	351,857	17.6	294,066	16.3
Asset-backed securities	36,903	1.8	30,756	1.7
Collateralized loan obligations	325,633	16.3	287,673	15.9
States and political subdivisions-general obligations	127	—	101	—
States and political subdivisions-special revenue	—	—	205	—
Corporate	45,187	2.3	41,600	2.3
Term loans	582,804	29.0	558,972	30.9
Total fixed maturity securities	1,343,668	67.1	1,214,635	67.2
Mortgage loans on real estate, held for investment	333,466	16.6	227,047	12.6
Derivatives	23,814	1.2	15,934	0.9
Equity securities	5,178	0.3	5,111	0.3
Other invested assets	83,580	4.2	112,431	6.2
Investment escrow	1,368	—	784	—
Federal Home Loan Bank stock	2,731	0.2	1,306	0.2
Preferred stock	32,714	1.6	31,415	1.7
Notes receivable	6,348	0.3	6,269	0.3
Policy Loans	23	—	25	—
Cash and cash equivalents	170,073	8.5	191,414	10.6
Total investments, including cash and cash equivalents	$2,002,963	100.0%	$1,806,371	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$153,851	11.5%	$124,183	10.2%
AA	15,699	1.2	815	0.1
A	424,789	31.6	371,371	30.6
BBB	667,491	49.7	619,516	51.0
Total investment grade	1,261,830	94.0	1,115,885	91.9
BB and below	81,838	6.0	98,750	8.1
Total	$1,343,668	100.0%	$1,214,635	100.0%

Reflecting the quality of securities maintained by us, 94.0% and 91.9% of all fixed maturity securities were investment grade as of March 31, 2023 and December 31, 2022, respectively.

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

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with SAP prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net income (loss) of American Life under SAP, see Note 13 to our consolidated financial statements. As of March 31, 2023, American Life maintained sufficient capital and surplus to comply with regulatory requirements.

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

We have reported our insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from SAP. The following items are principal differences between SAP and GAAP. SAP:

●	requires that we exclude certain assets, called non-admitted assets, from the balance sheet.
●	requires us to expense policy acquisition costs when incurred, while GAAP allows us to defer and amortize policy acquisition costs over the estimated life of the policies.
●	dictates how much of a deferred income tax asset that we can admit on a statutory balance sheet.
●	requires that we record certain investments at cost or amortized cost, while we record other investments at fair value; however, GAAP requires that we record all investments at fair value.
●	allows bonds to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the NAIC, while they are recorded at fair value for GAAP.
●	allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.
●	requires that we record reserves in liabilities and expense for policies written, while we record all transactions related to the annuity products under GAAP as deposit-type contract liabilities.
●	requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over 90 days and for unsecured amounts recoverable from unauthorized reinsurers. Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.
●	treats all leases, except leveraged leases, as operating leases, while GAAP differentiates between operating and finance leases.
●	requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP. Our insurance subsidiaries must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholders’ equity under GAAP.

The table below sets forth our SAP net income (loss) for the three months ended March 31, 2023 and 2022 for each of our insurance subsidiaries and then reconciled to GAAP.

	Three months ended March 31,
(In thousands)	2023	2022
Consolidated GAAP net income	$3,829	$187
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	(494)	(1,557)
GAAP net gain of statutory insurance entities	$4,323	$1,744

GAAP net income by statutory insurance entity:
American Life	$2,097	$892
Seneca Re Incorporated Cell 01	1,909	60
Seneca Re Incorporated Cell 03	317	792
GAAP net gain	$4,323	$1,744

Reconciliation of GAAP and SAP
GAAP net income of American Life	2,097	892
Increase (decrease) due to:
Deferred acquisition costs	(1,088)	(6,794)
Coinsurance transactions	-	69,661
Carrying value of reserves	(107,720)	(63,188)
Foreign exchange and derivatives	(14,272)	14,599
Gain (loss) on sale of investments, net of asset valuation reserve	(19,820)	(6,051)
Other	124,215	474
SAP net (loss) income of American Life	$(16,588)	$9,593

GAAP net income of Seneca Re Incorporated Cell 01	1,909	60
Increase (decrease) due to:
Deferred acquisition costs	655	524
Coinsurance transactions	213	77
Carrying value of reserves	(356)	(3,244)
Gain on sale of investments, net of asset valuation reserve	1,334	1,815
Other loss	(541)	(54)
SAP net income (loss) of Seneca Re Incorporated Cell	$3,214	$(822)

GAAP net income of Seneca Re Incorporated Cell 03	317	792
Increase (decrease) due to:
Deferred acquisition costs	372	241
Coinsurance transactions	81	(149)
Carrying value of reserves	(87)	(995)
Gain on sale of investments, net of asset valuation reserve	(395)	586
Other	-	(6)
SAP net income of Seneca Re Incorporated Cell 03	$288	$469

SAP net (loss) gain of statutory insurance entities	$(13,086)	$9,240

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

	Three months ended March 31,
(In thousands)	2023	2022
Annuity Premiums (SAP)
Annuity direct written premiums	$194,551	$98,111
Ceded premiums	(102,090)	(40,141)
Net premiums retained	$92,461	$57,970

The increase in annuity direct written premiums reflect strong sales as 2023 begins, even in a challenging sales environment, in which competitors were pricing rates on annuity products aggressively. We sell annuities through the IMO channel. We aim to grow annuity direct written premiums by further developing our relationships with existing IMOs and increasing the number of IMO partners that distribute our annuity products, as well as increasing the number of states in which we are licensed to sell our annuity products. We also aim to distribute to new channels, including the registered investment advisor (RIA) channel as well as the bank and broker-dealer channels. The increase in ceded premiums was attributable primarily to the increase in annuity direct written premiums.

Operating Metric – Fees Received for Reinsurance

	Three months ended March 31,
(In thousands)	2023	2022
Fees received for reinsurance(1)
Fees received for reinsurance - total	$3,462	$2,430

(1) Consists of: 1) amortization of deferred gain on reinsurance, which is a line item from our GAAP Consolidated Statements of Comprehensive Loss; and 2) deferred coinsurance ceding commission, which is a line item from our GAAP Consolidated Statements of Cash Flows.

For the three months ended March 31, 2023, fees received for reinsurance increased by $1.1 million compared to the prior year period due to higher ceded premiums. For the three months ended March 31, 2023, the components of fees received for reinsurance included $1.6 million of amortization of deferred gain on reinsurance from our Consolidated Statements of Comprehensive Loss and $1.9 million of deferred coinsurance ceding commission from our Consolidated Statements of Cash Flows.

Reconciliation – Management Expenses to GAAP Expenses

	Three months ended March 31,
	2023	2022
Management Expenses
G&A	$11,519	$8,850

Management interest credited	3,663	3,043
Amortization of deferred acquisition costs	1,703	851
Expenses related to retained business	5,366	3,894
Management expenses - total	$16,885	$12,744

	Three months ended March 31,
	2023	2022
G&A
Salaries and benefits - GAAP	$5,503	$4,318
Other operating expenses - GAAP	13,912	(1,822)
Subtotal	19,415	2,496
Adjustments:
Less: Stock-based compensation	(307)	(32)
Less: Mark-to-market option allowance	(7,589)	6,386
G&A	$11,519	$8,850

	Three months ended March 31,
	2023	2022
Management Interest Credited
Interest credited - GAAP	$7,689	$(6,674)
Adjustments:
Less: FIA interest credited - GAAP	(6,328)	7,764
Add: FIA options cost - amortized - GAAP	2,302	1,953
Management interest credited	$3,663	$3,043

	Three months ended March 31,
	2023	2022
Reconciliation - Management Expenses to GAAP Expenses
Total expenses - GAAP	$29,765	$(3,327)
Adjustments:
Less: Benefits	(958)	—
Less: Stock-based compensation	(307)	(32)
Less: Mark-to-market option allowance	(7,589)	6,386
Less: FIA interest credited - GAAP	(6,328)	7,764
Add: FIA options cost - amortized - GAAP	2,302	1,953
Management expenses - total	$16,885	$12,744

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

For the three months ended March 31, 2023, GAAP general and administrative expenses totaled $11.5 million compared to $8.9 million for the prior year. For the three months ended March 31, 2023, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with $0.3 million of non-cash stock-based compensation and negative $(7.6) million of non-cash mark-to-market expense of our derivative option allowance, which we exclude in our management G&A.

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

For the three months ended March 31, 2023, GAAP interest credited totaled $7.7 million compared to negative $(6.7) million for the prior year. For the three months ended March 31, 2023, as disclosed above, included in these expenses is GAAP interest credited related to our retained FIA policies of approximately $6.3 million.

Liquidity and Capital Resources

Investments

Information regarding our investment portfolio, which is comprised primarily of investment grade, fixed maturity  securities, is presented in Part I, Note 2 and the Consolidated Financial Statements in this report.

Comparative Cash Flows

At March 31, 2023 and December 31, 2022, we had cash and cash equivalents totaling $170.1 and $191.4 million, respectively. Our short-term liquidity requirements, within a 12 month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet our operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity benefits.

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

Cash flow is a vital component of our business model because we receive annuity premiums and invest them upon receipt for our reinsurers and us and for the benefit of our policyholders.

The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated. See the Consolidated Statements of Cash Flow in our Consolidated financial statements for more detailed information.

	Three months ended March 31,
	2023	2022
(In thousands)
Net cash provided by operating activities	$46,400	$10,307
Net cash used in investing activities	(232,766)	(99,864)
Net cash provided by financing activities	165,025	92,228
Net (decrease) increase in cash and cash equivalents	(21,341)	2,671
Cash and cash equivalents:
Beginning of period	191,414	142,013
End of period	$170,073	$144,684

Cash Provided by Operating Activities

Net cash provided by operating activities was $46.4 million for the three months ended March 31, 2023, which was comprised primarily of an increase in deposit type liabilities of $73.1 million and an increase in receivable and payable for securities of $12.6 million, offset by decreases in realized gains on investments of $22.5 million, reinsurance recoverables of $33.1 million, and net premium and discount of investments of $9.9 million.

Cash Used in Investing Activities

Net cash used for investing activities for the three months ended March 31, 2023 was $232.8 million. The primary source of cash used was from our purchase of investments from sales of the MYGA and FIA products of $308.1 million. Offsetting this use of cash was our sale of investments of $76.6 million.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2023 was $165.0 million. The primary source of cash was net receipts on the MYGA and FIA products of $194.6 million.

As of March 31, 2023, we held $176.5 million of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated. Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade of our Senior Notes rating to noninvestment grade status or a downgrade in our insurance subsidiaries' financial strength ratings. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.

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

Total capital was $2,003.0 million at March 31, 2023, including $25.0 million of short-term and long-term debt. Total debt represented 1.25% of total capital including net unrealized investment gains on fixed maturity securities (1.26% of total capital excluding net unrealized investment gains on fixed maturity securities) at March 31, 2023.

Stockholders’ equity was $24.9 million at March 31, 2023, including net unrealized investment gains on fixed maturity securities of negative $61.9 million after taxes and the related impact of DAC associated with annuity contracts with account values. The market value of our common stock and the market value per share were $47.0 million and $15.80, respectively, at March 31, 2023.

The Company did not pay dividends in the three months ended March 31, 2023.

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

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada and other lenders with a capacity of $30 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of our assets. The balance of the revolving credit was $25.0 million at March 31, 2023, with $5.0 million unutilized credit.

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

At its November 2022 meeting, the Company’s Board of Directors approved the “FHLB Program Recommendations and Strategy Document” that allowed for FHLB funding to be used for spread lending business, beginning in the fourth quarter of 2022. The strategy initially utilizes FHLB advances of up to 5% of American Life’s balance sheet. As of March 31, 2023, we had $60.0 million of borrowings outstanding with the Federal Home Loan Bank (“FHLB”).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rule 13a-15(b) under the Exchange Act, management (with the participation of our chief executive officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act as of December 31, 2022. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, (with the participation of our chief executive officer and principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022. Based on this evaluation, our principal executive and financial officers concluded that, as of the end of the period covered in this report, our disclosure controls and procedures along with the related internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

ITEM 1A. RISK FACTORS.

There have not been any changes to our risk factors previously disclosed in our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER

10.1

Offer Letter and Employment Agreement by and between Elliot Sperber and Midwest Holding Inc., dated January 31, 2020 and February 5, 2020, respectively, as amended September 9, 2022 and supplemented by the Change of Control Employment Agreement dated September 9, 2022.

10.2

Offer Letter and Employment Agreement by and between Thomas Bumbolow and Midwest Holding Inc., dated January 25, 2021, as amended October 10, 2022 and supplemented by the Change of Control Employment Agreement dated October 10, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
31.2*	Certification of Executive Vice President of Accounting and Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.
32.2*	Certification of Executive Vice President of Accounting and Finance pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2023

MIDWEST HOLDING INC.

By:	/s/ Georgette Nicholas
Name:	Georgette Nicholas
Title:	Chief Executive Officer

By:	/s/ Daniel Maloney
Name:	Daniel Maloney
Title:	Executive Vice President of Accounting and Finance