Form 10-Q
period 2023-06-30
MIDWEST HOLDING INC.
filed 2023-08-11
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023
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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates as of July 31, 2023 was $99.7 million calculated by reference to the average of the bid and ask price of such voting common stock on July 31, 2023.

As of August 11, 2023, there were 3,744,645 shares of voting common stock, par value $0.001 per share, issued and outstanding.

MIDWEST HOLDING INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item No.	Item Caption	Page
Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	64

Item 4.	Mine Safety Disclosures	64

Item 5.	Other Information	64

Item 6.	Exhibits	64

	Signatures	68

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
(In thousands, except share information)	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost: $1,609,005 in 2023, and $1,269,735 in 2022. Allowance for credit losses of $8,916 in 2023.) (See Note 3)	$1,538,912	$1,214,635
Mortgage loans on real estate, held for investment (Allowance for credit losses of $1,493 in 2023.)	352,908	227,047
Derivative instruments (See Note 4)	36,861	15,934
Equity securities, at fair value (cost: $5,592 in 2023 and $5,592 in 2022)	5,144	5,111
Other invested assets (Allowance for credit losses of $1,343 in 2023.)	107,902	112,431
Preferred stock	33,805	31,415
Deposits and notes receivable	11,012	8,359
Policy loans	55	25
Total investments	2,086,599	1,614,957
Cash and cash equivalents	194,275	191,414
Deferred acquisition costs, net	57,604	43,433
Premiums receivable	372	362
Accrued investment income	35,050	25,165
Reinsurance recoverables (See Note 8)	39,899	20,190
Property and equipment, net	1,811	1,897
Receivable for securities sold	441	10,518
Other assets	11,990	12,495
Total assets	$2,428,041	$1,920,431
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$12,646	$12,945
Deposit-type contracts (See Note 6)	2,218,725	1,743,348
Other policy-holder funds	6,474	4,105
Notes payable (See Note 7)	25,000	25,000
Deferred gain on coinsurance transactions	43,214	38,063
Payable for securities purchased	44,656	8,872
Other liabilities	48,026	53,721
Total liabilities	2,398,741	1,886,054
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of June 30, 2023 or December 31, 2022	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,744,645 shares issued and outstanding as of June 30, 2023, and 3,727,976 as of December 31, 2022, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	139,085	138,482
Treasury stock	(175)	(175)
Accumulated deficit	(67,746)	(63,019)
Accumulated other comprehensive loss	(57,433)	(51,386)
Total Midwest Holding Inc.'s stockholders' equity	13,735	23,906
Noncontrolling interests	15,565	10,471
Total stockholders' equity	29,300	34,377
Total liabilities and stockholders' equity	$2,428,041	$1,920,431

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

June 30, 2023 and 2022

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues
Investment income, net of expenses	$24,248	10,541	$43,441	$16,783
Net realized gain (loss) on investments	2,087	(12,636)	18,373	(18,810)
Amortization of deferred gain on reinsurance transactions	1,498	1,043	3,071	2,012
Policy administration fees	480	514	1,119	862
Service fee revenue, net of expenses	631	416	1,285	1,514
Other revenue	122	—	228	100
Total revenue	29,066	(122)	67,517	2,461
Expenses
Interest credited	12,590	(5,496)	20,279	(12,170)
Benefits	1,206	994	2,163	994
Amortization of deferred acquisition costs	1,914	1,052	3,617	1,902
Salaries and benefits	5,817	4,298	11,320	8,615
Other operating expenses	5,002	(2,240)	18,915	(4,060)
Total expenses	26,529	(1,392)	56,294	(4,719)
Net income before income tax expense	2,537	1,270	11,223	7,180
Income tax (expense) benefit (See Note 9)	(2,969)	2,125	(5,876)	(2,597)
Net (loss) income after income tax expense	(432)	3,395	5,347	4,583
Less: Income (loss) attributable to noncontrolling interest	3,451	(5,871)	5,400	(4,869)
Net (loss) income attributable to Midwest Holding Inc.	(3,883)	9,266	(53)	9,452
Comprehensive loss:
Unrealized gains (losses) on investments arising during the three months ended June 2023 and 2022, net of offsets, net of tax (($0.9) million and $2.0 million, respectively); Unrealized gains (losses) on investments arising during the six months ended June 2023 and 2022, net of offsets, net of tax ($1.3 million and $4.7 million, respectively)	4,322	(19,666)	(6,230)	(29,369)
Less: Reclassification adjustment for net realized gains (losses) on investments, net of offsets during the three months ended June 2023 and 2022 (net of tax less than $(0.1) million and $(2.4) million respectively); Reclassification adjustment for net realized gains (losses) on investments, net of offsets during the six months ended June 2023 and 2022 (net of tax less than $(0.1) million and $(5.0) million respectively)	173	1,369	183	858
Other comprehensive income (loss)	4,495	(18,296)	(6,047)	(28,511)
Comprehensive income (loss):	$612	$(9,030)	$(6,100)	$(19,059)

Impairment
Total other-than-temporary impairment	-	534	-	534
Net other-than-temporary impairment loss recognized in net income	$-	534	$-	534

Income per common share
Basic	$(1.04)	$2.48	$(0.01)	$2.53
Diluted	$(1.04)	$2.47	$(0.01)	$2.52

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

June 30, 2023 and 2022

(Unaudited)

	Three months ended June 30, 2023 and 2022
			Additional
	Treasury	Common	Paid-In	Accumulated		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Deficit	AOCI*	Interest	Equity
Balance at March 31, 2022	$(175)	$4	$138,483	$(69,973)	$(7,581)	$18,432	$79,190
Net income	-	-	-	9,266	-	-	9,266
Employee stock options	-	-	355	-	-	-	355
Unrealized losses on investments, net of taxes	-	-	-	-	(18,296)	-	(18,296)
Noncontrolling interest	-	-	-	-	-	(6,019)	(6,019)
Balance, June 30, 2022	$(175)	$4	$138,838	$(60,707)	$(25,877)	$12,413	$64,496

Balance at March 31, 2023	$(175)	$4	$138,789	$(63,863)	$(61,928)	$12,023	$24,850
Net loss	-	-	-	(3,883)	-	-	(3,883)
Employee stock options	-	-	296	-	-	-	296
Unrealized gains on investments, net of taxes	-	-	-	-	4,495	-	4,495
Cumulative effect of change in accounting estimate	-	-	-	-	-	-	-
Noncontrolling interest	-	-	-	-	-	3,542	3,542
Balance, June 30, 2023	$(175)	$4	$139,085	$(67,746)	$(57,433)	$15,565	$29,300

	Six months ended June 30, 2023 and 2022
			Additional
	Treasury	Common	Paid-In	Accumulated		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Deficit	AOCI*	Interest	Equity
Balance at December 31, 2021	$(175)	$4	$138,452	$(70,159)	$2,634	$15,000	$85,756
Net income	-	-	-	9,452	-	-	9,452
Employee stock options	-	-	386	-	-	-	386
Unrealized losses on investments, net of taxes	-	-	-	-	(28,511)	-	(28,511)
Noncontrolling interest	-	-	-	-	-	(2,587)	(2,587)
Balance, June 30, 2022	$(175)	$4	$138,838	$(60,707)	$(25,877)	$12,413	$64,496

Balance at December 31, 2022	$(175)	$4	$138,482	$(63,019)	$(51,386)	$10,471	$34,377
Net loss	-	-	-	(53)	-	-	(53)
Employee stock options	-	-	603	-	-	-	603
Unrealized losses on investments, net of taxes	-	-	-	-	(6,047)	-	(6,047)
Cumulative effect of change in accounting estimate	-	-	-	(4,674)	-	-	(4,674)
Noncontrolling interest	-	-	-	-	-	5,094	5,094
Balance, June 30, 2023	$(175)	$4	$139,085	$(67,746)	$(57,433)	$15,565	$29,300

* Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

June 30, 2023 and 2022

(Unaudited)

	Six months ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
(Loss) income attributable to Midwest Holding Inc.	$(53)	$9,452
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(12,468)	(3,834)
Depreciation and amortization	189	143
Stock options	603	386
Amortization of deferred acquisition costs	4,779	1,902
Deferred acquisition costs capitalized	(19,356)	(10,635)
Net realized (loss) gain on investments	(18,310)	18,810
Allowance for Credit Losses	4,751	-
Deferred gain on coinsurance transactions	5,151	3,614
Changes in operating assets and liabilities:
Reinsurance recoverable	(15,284)	18,383
Interest and dividends due and accrued	(9,886)	(4,674)
Premiums receivable	(10)	(6)
Deposit-type liabilities	79,646	(27,795)
Policy liabilities	2,069	2,933
Receivable and payable for securities	45,861	16,955
Other assets and liabilities	(5,317)	9,893
Net cash provided by operating activities	62,365	35,527
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(378,752)	(418,011)
Proceeds from sale or maturity	58,471	187,670
Mortgage loans on real estate, held for investment
Purchases	(200,367)	(55,431)
Proceeds from sale	73,112	46,853
Derivatives
Purchases	(140,521)	(11,421)
Proceeds from sale	132,672	3,232
Equity securities
Purchases	(33)	-
Proceeds from sale	-	11,009
Other invested assets
Purchases	(727)	(44,257)
Proceeds from sale	-	3,334
Purchase of restricted common stock	(1,665)	-
Preferred stock
Purchases	(2,389)	(3,474)
Proceeds from sale	-	-
Net change in policy loans	(30)	65
Net purchases of property and equipment	(100)	(1,573)
Net cash (used in) investing activities	(460,329)	(282,004)
Cash flows from financing activities:
Net transfer to noncontrolling interest	5,094	(2,587)
Receipts on deposit-type contracts	457,782	254,145
Withdrawals on deposit-type contracts	(62,051)	(18,130)
Net cash provided by financing activities	400,825	233,428
Net increase (decrease) in cash and cash equivalents	2,861	(13,049)
Cash and cash equivalents:
Beginning	191,414	142,013
Ending	$194,275	$128,964

Supplementary information
Cash paid for taxes	$8,200	$2,870

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

American Life is a Nebraska-domiciled life insurance company, that was licensed to sell, underwrite, and market life insurance and annuity products in 25 states and the District of Columbia as of June 30, 2023.

Effective March 12, 2020, Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certificate of Authority to transact the business of a captive insurance company. On May 12, 2020, Midwest contributed $0.3 million to Seneca Re for a 100% ownership interest. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of June 30, 2023, Seneca Re has three incorporated cells, including Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Incorporated Cell 2021-03 (“SRC3”), which are consolidated in our financial statements. Additionally, Seneca Incorporated Cell 2022-04 (“SRC4”) was established on September 30, 2022; however, management has determined that the entity does not qualify for consolidation into our financial statements.

Midwest initially owned a 100% interest in SRC1; however, on December 30, 2021 Midwest closed the sale of approximately 70% of SRC1 to a subsidiary of ORIX Corporation USA (“ORIX USA”) for $15.0 million. Under the terms of the agreement, Midwest now holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations going forward, replacing Midwest’s asset management arm, 1505 Capital.

On July 27, 2020, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2020-02 (“SRC2”)). SRC2 was capitalized by Crestline Management, L.P. (“Crestline”), an affiliate of Crestline Assurance Holdings LLC, a significant shareholder of Midwest. The Reinsurance Agreement, which was effective as of April 24, 2020, was entered into pursuant to a Master Letter Agreement (the “Master Agreement”) dated and effective as of April 24, 2020, by and among American Life, Seneca Re and Crestline. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of fixed indexed and multi-year guaranteed annuity products. Concurrently with the Reinsurance Agreement:

●	American Life and SRC2 each entered into investment management agreements with Crestline, pursuant to which Crestline manages the assets that support the reinsured business; and
●	American Life and SRC2 entered into a trust agreement whereby SRC2 maintains for American Life’s benefit a trust account that supports the reinsured business.

Under the Master Agreement, Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its multi-year guaranteed annuities (“MYGA”) and a quota share percentage of 40% of the liabilities of American Life arising from its fixed indexed annuity (“FIA”) products. Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline SP1, a segregated portfolio company of Crestline Re SPC, under which the above described Reinsurance Agreement, as well as the trust and related asset management agreements, were novated and replaced with substantially similar agreements entered into by American Life and Crestline SP1. The Reinsurance Agreement was most recently amended effective in April 2023 to allow Crestline to provide reinsurance funding for a quota share percentage of 20% of the liabilities of American Life arising from its three-year multi-year guaranteed annuities (“MYGAs”), a quota share percentage of 10% of its five-year MYGAs, and a quota share percentage of 0% of the liabilities of American Life arising from its FIAs. The amended agreement limited the total amounts to be reinsured at $550 million.

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

On June 26, 2021, the Nebraska Department of Insurance (“NDOI”) issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) of American Life with American Republic Insurance Company (“AEG”), an Iowa domiciled reinsurance company. The agreement was executed on June 29, 2021. Under the Modco AEG Agreement, American Life initially ceded to AEG (and subsequently renewed), on a modified coinsurance basis, a 20% quota share of certain liabilities with respect to its MYGA-5 business and an initial 20% quota share of certain liabilities with respect to its FIA products. American Life has established a Modco Deposit Account to hold the assets for the Modco AEG Agreement. Effective February 28, 2023, AEG elected not to extend its commitment period for reinsuring liabilities under its Modco AEG Agreement; as a result, AEG’s current quota share with respect to MYGA and FIA policies is 0%. The Modco AEG Agreement remains in place, and AEG remains responsible for previously ceded liabilities.

As of November 10, 2021, Midwest purchased 100% of the common stock of an intermediary holding company which immediately purchased 100% of SRC3 Class A and B membership interests. Also dated as of November 10, 2021 but effective as of July 1, 2021, American Life and SRC3 entered into a Funds Withheld and Modified Coinsurance Agreement, whereby, SRC3 agreed to provide reinsurance funding for an ongoing quota share percentage of 45% of the liabilities of American Life arising from its MYGA products and a quota share percentage of 45% of the liabilities of American Life arising from its FIA products. The agreement with SRC3 has been amended, most recently in the fourth quarter of 2022, to provide one-time reinsurance funding for a quota share of $10.0 million of the liabilities of American Life arising from its 10-year FIA products.

As of September 30, 2022, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2022-04 (“SRC4”)). SRC4 was capitalized by loans from Embrace Software, Inc. and Tillman Networks LLC. The Reinsurance Agreement was effective as of July 1, 2022, by and between American Life and SRC4. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of fixed indexed and multi-year guaranteed annuity products. Under the Reinsurance Agreement, SRC4 initially agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA-5 products and a quota share percentage of 10% of the liabilities of American Life arising from its MYGA-3 products. American Life has established a Modco Deposit Account, a Funds Withheld custody account, and a Trust Account pursuant to the Reinsurance Agreement. The initial settlement included net premium of $21.4 million and net reserves of $21.5 million for the Modco Deposit Account. Also on September 30, 2022, American Life entered into an Investment Management Agreement (“IMA”) with CoVenture Management, LLC (“CoVenture”) naming CoVenture as the manager of certain assets held by American Life on behalf of SRC4.

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

Basis of Presentation

These consolidated financial statements for the three and six months ended June 30, 2023 and 2022 have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions, and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

Credit Loss Impairments for Fixed Maturities and Other Invested Assets

The Company adopted new current expected credit loss guidance on January 1, 2023 impacting the Company’s investment portfolio. For fixed maturities, the difference between amortized cost, net of credit loss allowance, (amortized cost, net) and fair value is reported as a component of accumulated other comprehensive income (“AOCI”) on the consolidated balance sheet and is not reflected in the operating results of any period until reclassified to net income upon consummation of a transaction with an unrelated third party or when a credit loss allowance is recorded.  The Company has a comprehensive portfolio monitoring process to evaluate all our fixed maturities on a quarterly basis that may require a credit loss allowance.  These reviews, in conjunction with the Company’s investment managers’

reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer; (2) the Company’s intent to sell a fixed maturity or whether it is more likely than not that the Company will be required to sell a fixed maturity before the anticipated recovery in value; (3) the market leadership of the issuer; (4) the debt ratings of the issuer; and (5) the cash flows and liquidity of the issuer or the underlying cash flows, as required for our investment models, are all considered in the impairment assessment.

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

When a fixed maturity is sold or otherwise disposed or the fixed maturity is deemed uncollectible and written-off, the Company reverses amounts previously recognized in the credit loss allowance through net investment gains (losses). Recoveries after write-offs are recognized when received. The Company does not measure a credit loss allowance on accrued interest receivable as accrued interest receivable is written off to net investment income in a timely manner when there are concerns regarding collectability.

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

Mortgage Loans on Real Estate

Mortgage loans on real estate, held for investment are carried at unpaid principal balances, net of allowance for expected credit losses. Interest income is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances for impairments on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate and disposition of collateral. These evaluations are revised as conditions change and added information becomes available. As of June 30, 2023, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million, and one asset with an impairment for the full value of $0.6 million. At December 31, 2022, the company had one asset valued at $7.7 million with a total impairment of $1.4 million.

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

Equity Securities

Equity securities at June 30, 2023, consisted of exchange traded funds (“ETFs”). The ETFs are carried at fair value with the change in fair value recorded through realized gains and losses in the Consolidated Statements of Comprehensive Loss. As of June 30, 2023, and December 31, 2022 we held $5.1 million of ETFs.

Preferred Stock

The company holds investments in preferred stock of $33.8 million as of June 30, 2023 and $31.4 million as of December 31, 2022, of which $10.0 million was redeemable at both dates. Changes in the fair value of preferred stock are recorded through unrealized gains and losses in net investment income in the Consolidated Statements of Comprehensive Loss.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”) acquiring preferred equity and warrants, and later created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the preferred equity and warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity and warrants at a market value in USD of $12.2 million as of June 30, 2023 and $10.5 million of December 31, 2022. For the three months ended June 30, 2023, $0.5 million of investment income related to ACH was recognized, and $0.1 million was attributed to the noncontrolling interest held by Crestline Re SP1. For the three months ended June 30, 2022, $0.2 million of investment income was recognized, and less than $0.1 million was attributed to Crestline Re SP1. For the six months ended June 30, 2023 $2.8 million of investment income related to ACH was recognized, and $0.7 million was attributed to the noncontrolling interest held by Crestline Re SP1. For the six months ended June 30, 2022, $1.8 million of investment income was recognized, and $0.5 million was attributed to Crestline Re SP1.

Other Invested Assets

Other invested assets consists of approximately $107.9 million of various investments. Of this total, approximately $97.7 million are primarily collateral loans, and $10.2 million of private credit and equipment leases. The collateral loans, private credit and equipment leases are carried at fair market value, net of allowance for expected credit losses. Also, we had an initial investment of $19.0 million investment in a private fund between American Life and an unaffiliated entity, PF Collinwood Holdings, LLC (“PFC”), with American Life owning 100% of the entity effective January 2021. The fair value of the PFC investment as of June 30, 2023, was $11.2 million and as of December 31, 2022, $13.7 million, respectively, with any change in fair market value recorded in unrealized gains and losses in equity on the balance sheet.  On February 2, 2022, we established a special purpose vehicle, Python Asset Holding LLC, with American Life owning 100% of the entity with an initial investment of $7.4 million. As of June 30, 2023, our investment in Python was carried at the net asset value (“NAV”) plus approximately $0.7 million of investment income.

Deposits and notes receivable

Investment escrow

The Company held in escrow $1.6 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively. The cash held at year end was used to purchased mortgages in July and January 2023, respectively.

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

Membership allows access to various funding arrangements to provide a source of additional liquidity. As of June 30, 2023, the Company had pledged assets with a market value of $187.2 million to FHLB to allow a borrowing capacity of $170.3 million and $121.1 million pledged as of December 31, 2022. As of June 30, 2023 we had $66.0 million of outstanding funding arrangements, and $29.0 million outstanding as of December 31, 2022.

Notes Receivable

The Company held notes receivable carried at fair value of $6.4 million and $6.3 million as of June 30, 2023 and December 31, 2022, respectively, between American Life and a related party. The note receivable has an annual interest rate of 5% which is paid in kind (“PIK”) interest per annum that increases the outstanding note balance. This note was rated BBB+ by a nationally recognized statistical rating organization. This note matures on June 18, 2050. See Note 16 – Related Party – Chelsea for details regarding this note.

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

The following table represents a roll forward of DAC, net of reinsurance:

(In thousands)	June 30, 2023	December 31, 2022
Beginning balance	$43,433	$24,530
Additions	19,356	23,857
Amortization	(3,938)	(3,905)
Interest	(841)	(883)
Impact of unrealized investment losses	(406)	(166)
Ending balance	$57,604	$43,433

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which in management’s judgment require an immediate review. The Company performed a recoverability analysis during the second quarter of 2023 and determined that all DAC balances were recoverable as of June 30, 2023 and December 31, 2022.

Premiums Receivable

Premiums receivable consists of premiums earned on our legacy insurance business which have been earned but have not yet been collected. Amounts are receivable from our legacy business partners and were less than $0.4 million and $0.4 million at June 30, 2023 and December 31, 2022 respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over three to seven years and computer software and equipment is generally depreciated over 3 years. Depreciation expense totaled $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense totaled $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. The accumulated depreciation, net of disposals, totaled $1.6 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively.

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

Midwest formed Seneca Re in early 2020, followed by Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Incorporated Cell, LLC 2021-03 (“SRC3”) which are consolidated in these financial statements. Midwest sold 70% ownership of SRC1 to an ORIX Corporation USA subsidiary on December 30, 2021, and retained 30% ownership. Midwest maintains control over SRC1 and we continue to consolidate SRC1, in these financial statements. Additionally, Seneca Re has established Seneca Incorporated Cell, LLC 2022-04; however, management has determined that Midwest does not control the entity and thus it is not consolidated into these financial statements. American Life entered into a novation agreement with Seneca Incorporated Cell, LLC 2020-02 (“SRC2”)  and Crestline Re SPC, for and on behalf of Crestline Re SP1, under which the above-described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline Re SP1.

Some reinsurers are not and may not be “accredited” or qualified as reinsurers under Nebraska law and regulations. In order to enter into reinsurance agreements with such reinsurers and to reduce potential credit risk, American Life holds a deposit or withholds funds from the reinsurer and/or requires the reinsurer to maintain a trust that holds assets backing up the reinsurer’s obligation to pay claims on the business it assumes. The reinsurer may also appoint an investment manager for such funds, which in some cases may be our investment adviser subsidiary, 1505 Capital, to manage these assets pursuant to guidelines adopted by us that are consistent with Nebraska investment statutes and reinsurance regulations.

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

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized gains and (losses) as of June 30, 2023 and December 31, 2022. The terms of the contracts with the third-party reinsurers provide that changes in the unrealized gains and (losses) on the portfolios accrue to the third-party reinsurers. To recognize changes in the third-party unrealized gains and (losses), American Life records the year-to-date change as an offsetting realized (loss) or gain in Net Realized (Loss) Gain on Investments on the Consolidated Statements of Comprehensive Loss and in amounts recoverable from third-party reinsurers on the Consolidated Balance Sheets. For further discussion see Note 4 below.

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

In 2021, the Company became a member of FHLB, which provides access to collateralized borrowings and other FHLB products. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing. In 2022, the Board authorized a maximum amount equal to 5% of net aggregate admitted retained assets of American Life for FHLB advances and funding agreements combined. In 2023 and 2022, American Life received advances of $37.0 million and $29.0 million respectively, from FHLB under funding agreements and made no repayments on FHLB funding agreements. Outstanding advances under FHLB funding agreements are reported as part of deposit-type contracts in the Consolidated Balance Sheets and totaled $66.0 million as of June 30, 2023, and $29.0 million as of December 31, 2022. Interest on the funding agreements accrues at their effective interest rates.

As of June 30, 2023, scheduled maturity dates for outstanding FHLB funding agreements were as follows:

(Dollar amounts in thousands)	Interest
Maturity Date	Rate	Amount
March 1, 2024	5.10%	$16,000
January 22, 2025	5.47%	13,000
January 22, 2025	5.17%	2,000
August 16, 2025	5.48%	8,000
September 1, 2027	5.40%	4,000
September 15, 2027	5.20%	8,000
October 1, 2027	5.41%	9,000
December 1, 2027	5.63%	6,000
		$66,000

Note Payable

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada and other lenders with a capacity of $30.0 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of our assets. The balance of the revolving credit was $25.0 million at June 30, 2023, and December 31, 2022, with $5.0 million unutilized credit.

Deferred Gain on Coinsurance Transactions

American Life entered into several reinsurance contracts where it has earned or is earning ceding commissions. These ceding commissions are recorded as a deferred liability and amortized over the life of the business ceded. American Life receives commission and administrative expenses from reinsurance transactions that represent recovery of acquisition costs. These remittances first reduce the DAC associated with the reinsured blocks of business with the remainder being included in the deferred gain on coinsurance transactions that is also being amortized.

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

Comprehensive Loss

Comprehensive Loss is comprised of net income (loss) and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses from fixed maturities classified as available for sale, unrealized gains and losses from other invested assets, and unrealized gains and losses from preferred stock, net of applicable taxes. American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but are owned by the third-party reinsurers, thus, the total return on the asset portfolio belongs to the third-party reinsurers. Under GAAP this is considered an embedded derivative as discussed above under “Reinsurance” and in Note 8 below.

Earnings Per Share

Basic (loss) income per share for the three months ended June 30, 2023 and 2022 was $(1.04) and $2.48 respectively, which includes a gain of $3.9 million and loss of $2.9 million from an embedded derivative, respectively. Basic (loss) income per share for the six months ended June 30, 2023 and 2022 was $(0.01) and $2.53 respectively, which includes a gain of $3.9 million and $2.9 million from an embedded derivative, respectively.

The Company has 20.0 million voting common shares authorized, two million non-voting common shares authorized, and two million preferred shares authorized. There were 3,744,645 voting common shares issued and outstanding as of June 30, 2023 and 3,727,976 as of December 31, 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

(In thousands, except per share amounts)
Numerator:
Net (loss) income attributable to Midwest Holding Inc.	$(3,883)	$9,266	$(53)	$9,452

Denominator:
Weighted average common shares outstanding	3,736,933	3,737,564	3,728,594	3,737,564
Effect of dilutive securities:
Stock options and deferred compensation agreements	126,868	12,000	126,868	12,000
Denominator for earnings (loss) per common share	3,863,801	3,749,564	3,855,462	3,749,564

(Loss) income per common share	$(1.04)	$2.48	$(0.01)	$2.53

(Loss) income per common share, diluted	$(1.04)	$2.47	$(0.01)	$2.52

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

Note 2. Non-controlling Interest

Disposal

On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to a subsidiary of ORIX Corporation USA for $15.0 million. Under the terms of the agreement, Midwest holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations, replacing Midwest’s asset management arm, 1505 Capital LLC. Midwest carries the original purchase amount of $15.0 million as noncontrolling interest in the equity section of the Consolidated Balance Sheets plus cumulative income of $3.7 million as of June 30, 2023, and a cumulative loss of $5.5 million as of December 31, 2022.

Purchase

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). Through these transactions American Life acquired preferred equity in AGH in British Pound Sterling (“GBP”) of 3.6 million along with warrants bearing no initial assigned value. American Life subsequently created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity at a market USD value of $12.2 million as of June 30, 2023, and $10.5 million as of December 31, 2022. The change in market value for the three months ended June 30, 2023 and 2022, of $0.5 million and $0.2 million for the preferred stock and warrants was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $0.5 million of investment income, $0.1 million was attributable to noncontrolling interest. The change in market value for the six months ended June 30, 2023 and 2022, of $2.8 million and $1.8 million for the preferred stock and warrants was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $2.8 million of investment income, $0.7 million was attributable to noncontrolling interest.

Note 3. Investments

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and estimated fair value of investments classified as available-for-sale as of June 30, 2023 and December 31, 2022:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Losses	Gains	Losses	Fair Value
June 30, 2023:
Fixed maturities:
Bonds:
U.S. government obligations	$1,451	$-	$268	$(68)	$1,651
Mortgage-backed securities	458,248	(1,035)	1,478	(32,477)	426,214
Asset-backed securities	44,127	-	76	(3,985)	40,218
Collateralized loan obligations	358,240	(480)	1,591	(20,485)	338,866
States and political subdivisions-general obligations	128	-	-	(3)	125
States and political subdivisions-special revenue	-	-	-	-	-
Corporate	54,532	(1,297)	358	(4,670)	48,923
Term loans	692,279	(6,104)	1,687	(4,947)	682,915
Total fixed maturities	$1,609,005	$(8,916)	$5,458	$(66,635)	$1,538,912
Mortgage loans on real estate, held for investment	354,401	(1,493)	-	-	352,908
Derivatives	34,639	-	9,870	(7,648)	36,861
Equity securities	5,592	-	-	(448)	5,144
Other invested assets	107,149	(1,343)	2,285	(189)	107,902
Preferred stock	38,026	-	1,357	(5,578)	33,805
Deposits and notes receivable	11,012	-	-	-	11,012
Policy loans	55	-	-	-	55
Total investments	$2,159,879	$(11,752)	$18,970	$(80,498)	$2,086,599

December 31, 2022:
Fixed maturities:
Bonds:
U.S. government obligations	$1,343	$-	$-	$(81)	$1,262
Mortgage-backed securities	316,105	-	469	(22,508)	294,066
Asset-backed securities	34,728	-	17	(3,989)	30,756
Collateralized loan obligations	308,871	-	726	(21,924)	287,673
States and political subdivisions-general obligations	104	-	-	(3)	101
States and political subdivisions-special revenue	228	-	-	(23)	205
Corporate	46,700	-	415	(5,515)	41,600
Term loans	561,656	-	1,923	(4,607)	558,972
Total fixed maturities	$1,269,735	$-	$3,550	$(58,650)	$1,214,635
Mortgage loans on real estate, held for investment	227,047	-	-	-	227,047
Derivatives	30,239	-	2,694	(16,999)	15,934
Equity securities	5,592	-	-	(481)	5,111
Other invested assets	108,979	-	3,667	(215)	112,431
Preferred stock	35,644	-	1,757	(5,986)	31,415
Deposits and notes receivable	8,359	-	-	-	8,359
Policy loans	25	-	-	-	25
Total investments	$1,685,620	$-	$11,668	$(82,331)	$1,614,957

The following table presents information related to allowance for credit losses as of June 30, 2023:

(In Thousands)	Balance December 31, 2022	Additional Allowance Recognized Due to Adoption of Accounting Guidance	Credit Loss Expense for the Current Period	Balance June 30, 2023

Fixed maturities
Bonds:
Mortgage-backed securities	$-	$3,564	$(2,529)	$1,035
Corporate	-	-	1,297	1,297
Asset-backed securities	-	273	(273)	-
Collateralized loan obligations	-	588	(108)	480
Term loans	-	8,518	(2,414)	6,104
Mortgage loans on real estate, held for investment	-	2,024	(531)	1,493
Other invested asset	-	1,703	(360)	1,343
Total allowance	$-	$16,670	$(4,918)	$11,752

(In Thousands)	Balance March 31, 2023	Additional Allowance Recognized Due to Adoption of Accounting Guidance	Credit Loss Expense for the Current Period	Balance June 30, 2023

Fixed maturities
Bonds:
Mortgage-backed securities	$3,592	$-	$(2,557)	$1,035
Corporate	-	-	1,297	1,297
Asset-backed securities	245	-	(245)	-
Collateralized loan obligations	610	-	(130)	480
Term loans	5,867	-	237	6,104
Mortgage loans on real estate, held for investment	2,709	-	(1,216)	1,493
Other invested asset	1,173	-	170	1,343
Total allowance	$14,196	$-	$(2,444)	$11,752

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$200,014	13.0%	$124,183	10.2%
AA	29,185	1.9	815	0.1
A	420,690	27.3	371,371	30.6
BBB	752,652	48.9	619,516	51.0
Total investment grade	1,402,541	91.1	1,115,885	91.9
BB and below	136,371	8.9	98,750	8.1
Total	$1,538,912	100.0%	$1,214,635	100.0%

Reflecting the quality of fixed maturities maintained by us, as of June 30, 2023 and December 31, 2022, 91.1% and 91.9%, respectively, of all fixed maturity securities were investment grade. The BB and below also includes maturities that have no rating.

The following table summarizes, for all fixed maturity securities in an unrealized loss position as of June 30, 2023 and December 31, 2022 for which an allowance for credit losses has not been recorded and the estimated fair value, pre-tax gross unrealized loss, and number of fixed maturities by consecutive months they have been in an unrealized loss position.

	June 30, 2023			December 31, 2022
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
(In thousands)	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed maturities:
Less than 12 months:
U.S. government obligations	$-	$-	-	$1,135	$(70)	13
Mortgage-backed securities	233,146	(12,202)	93	233,624	(18,464)	89
Asset-backed securities	14,234	(1,386)	10	24,552	(3,278)	23
Collateralized loan obligations	76,097	(2,786)	52	203,549	(16,730)	252
States and political subdivisions-general obligations	125	(3)	2	101	(3)	1
States and political subdivisions-special revenue	-	-	-	47	(2)	3
Corporate	17,722	(1,010)	16	37,286	(5,426)	64
Term loans	682,545	(4,947)	4	558,337	(4,607)	36
Greater than 12 months:
U.S. government obligations	1,146	(68)	9	126	(11)	5
Asset-backed securities	22,814	(2,599)	23	5,321	(711)	7
Collateralized loan obligations	162,126	(17,699)	240	37,814	(5,194)	47
States and political subdivisions-special revenue	-	-	-	158	(21)	7
Mortgage-backed securities	87,683	(20,275)	57	17,985	(4,044)	14
Corporate	14,888	(3,660)	45	376	(89)	7
Total fixed maturities	$1,312,526	$(66,635)	551	$1,120,411	$(58,650)	568

(1)We may reflect a fixed maturity in more than one aging category based on various purchase dates.

Our securities positions resulted in a gross unrealized loss position as of June 30, 2023 that was greater than the gross unrealized loss position at December 31, 2022. The Company views the decrease in fair value for all of the fixed maturity securities with unrealized losses as of June 30, 2023, which are driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility, as temporary. As of June 30, 2023, the Company has not made the decision to sell these securities and the Company does not believe it will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. Therefore, it was determined that the unrealized losses on the fixed maturity securities were not indicative of any credit loss impairments as of June 30, 2023.

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

See the discussion in Note 8 Reinsurance regarding unrealized gains/(losses) on investments that are owned by our reinsurers and the corresponding offset carried as a (loss)/gain in the associated embedded derivatives.

The Company purchases and sells equipment leases in its investment portfolio. As of June 30, 2023, the Company owned several leases, all of which were performing. No impairment was required as of June 30, 2023.

The amortized cost and estimated fair value of fixed maturities as of June 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$100,739	$99,049
Due after one year through five years	859,855	840,065
Due after five years through ten years	440,299	403,551
Due after ten years through twenty years	175,126	170,768
Due after twenty years	32,986	25,479
	$1,609,005	$1,538,912

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At June 30, 2023 and December 31, 2022, these required deposits had a total amortized cost of $2.8 million and $1.2 million, respectively, and fair values of $2.8 million and $1 million, respectively.

Mortgage loans consist of the following:

(In thousands)	June 30, 2023	December 31, 2022

1-4 Family	$56,335	$59,579
Hospitality	14,144	12,902
Land	77,961	62,119
Multifamily (5+)	58,711	34,072
Retail	45,681	22,119
Other	101,569	36,256
Allowance for credit loss	(1,493)	-
Total mortgage loans	$352,908	$227,047

Geographic Location:

As of June 30, 2023, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in loans secured by properties in New York (19%), New Jersey (16%), New Zealand (9%), Florida (7%), and Texas

(7%)). As of December 31, 2022, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in New York (24%), Florida (15%), Delaware (10%), California (6%), and Arizona (5%)).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances. As of June 30, 2023, the Company held one asset valued at $7.7 million with an impairment of $1.4 million and one asset with an impairment for the full value of $0.6 million. At December 31, 2022, the company had one asset valued at $7.7 million with a total impairment of $1.4 million.

Commercial Mortgage Loans

(In thousands)	June 30, 2023	December 31, 2022
Loan-to-Value Ratio:
0%-59.99%	$230,140	$108,281
60%-69.99%	76,970	79,968
70%-79.99%	27,704	33,268
80% or greater	18,094	5,530
Total mortgage loans	$352,908	$227,047

The components of net investment income for three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Fixed maturities	$33,841	$14,173	$67,902	$26,837
Mortgage loans	6,298	2,963	12,973	5,383
Other invested assets	2,142	2,501	5,464	3,896
Other interest income	10,248	8,035	18,277	13,579
Gross investment income	52,529	27,672	104,616	49,695
Less: investment expenses	(5,367)	(2,515)	(11,564)	(4,726)
Less: amounts ceded to reinsurers	(22,914)	(14,616)	(49,611)	(28,186)
Investment income, net of expenses	$24,248	$10,541	$43,441	$16,783

Proceeds for the three months ended June 30, 2023 and 2022 from sales of investments classified as available-for-sale were $8.1 million, and $94 million, respectively. Gross gains of $0.3 million and $0.1 million and gross losses of less than $0.1 million and $1.2 million were realized on sales and the realized losses on sales during the three months ended June 30, 2023 and 2022, respectively.

Proceeds for the six months ended June 30, 2023 and 2022 from sales of investments classified as available-for-sale were $58.5 million, and $187.6 million, respectively. Gross gains of $0.3 million and $1.5 million and gross losses of less than $0.1 million and $1.7 million were realized on sales and the realized losses on sales during the six months ended June 30, 2023 and 2022, respectively.

The proceeds included those assets associated with the third-party reinsurers. The gains and losses relate only to the assets retained by American Life. Unrealized gain/(loss) included as part of net investment income were gains of $23.9 million and $10.5 million for the three months ended June 30, 2023 and 2022. Unrealized gain/loss included as part of net investment income were gains of $43.1 million and $16.8 million for the six months ended June 30, 2023 and 2022.

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

The following is a summary of the derivatives not designated as hedges and embedded derivatives in our FIA product as of June 30, 2023 and December 31, 2022:

		June 30, 2023			December 31, 2022

(In thousands, except number of contracts)	Location in the
Derivatives Not Designated	Consolidated	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$911,030	668	$36,700	$831,657	595	$15,592
Equity-indexed embedded derivatives	Deposit-type contracts	866,847	7,095	142,800	782,997	6,131	111,618

At June 30, 2023, the value of the embedded derivative considers all amounts projected to be paid in excess of the minimum guarantee (the amounts payable without any indexation increases) over future periods. The host contract reflects the minimum guaranteed values.

Due to price changes in the capital markets, our securities positions resulted in increased unrealized losses at June 30, 2023, compared to December 31, 2022, reported in accumulated other comprehensive income on the balance sheet. The embedded derivative related to the asset portfolio belonging to the third-party reinsurers offset these unrealized losses. The unrealized losses as of June 30, 2023 were $14.4 million compared to unrealized losses of $10.5 million as of December 31, 2022.

The following table summarizes the impact of those embedded derivatives related to the funds withheld provision where the total return on the asset portfolio is passed through to the third-party reinsurers:

	June 30, 2023			December 31, 2022
(In thousands)	Book Value	Market Value	Total Return	Book Value	Market Value	Total Return
Portfolio	Assets	Assets	Swap Value	Assets	Assets	Swap Value
American Republic Insurance Company	$170,992	$163,894	$7,098	$150,413	$143,952	$6,461
Crestline Re SP1	447,113	446,708	405	354,806	356,374	(1,568)
Ironbound	164,611	159,116	5,495	159,644	154,477	5,167
Ascendent Re	64,479	62,626	1,853	56,064	54,790	1,274
SRC4	152,401	152,828	(427)	61,646	62,516	(870)
Total	$999,596	$985,172	$14,424	$782,573	$772,109	$10,464

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $14.4 million as of June 30, 2023, and cumulative unrealized losses of $10.5 million as of December 31, 2022, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains or losses on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized losses on the assets held by American Life were offset by gains in the embedded derivative of $3.9 million and a gain in the embedded derivative of $2.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

Level 1 measurements

Cash and cash equivalents: Money market funds are valued at the closing price reported by the fund sponsor from an actively traded exchange. These are included within cash equivalents as Level 1 measurements in the table below.

Level 2 measurements

Fixed maturity securities: Fixed maturity securities are recorded at fair value on a recurring basis utilizing an independent third-party pricing source. The valuations are reviewed and validated quarterly through random testing by comparisons to separate pricing models or other third-party pricing services.

Derivatives: Derivatives are reported at fair market value utilizing a third-party pricing source such as the Standard & Poor’s (“S&P”) 500 index and the S&P Multi-Asset Risk Control (“MARC”) 5% index.

Equity securities: Equity securities at June 30, 2023 consist of exchange traded funds (“ETFs”). The ETFs are considered equity securities and recorded at fair value on a recurring basis utilizing a third-party pricing source with the change in fair value recorded through realized gains and losses on the Consolidated Statements of Comprehensive Loss. As of December 31, 2022 we had purchased $5.1 million of ETFs.

Preferred stock: The Company’s preferred stock investments classified as Level 2 were valued at $10.0 million as of June 30, 2023, and $9.5 million as of December 31, 2022. This investment is carried at fair market value with the change in fair market value is recorded in net investment income on the Consolidated Statements of Comprehensive Loss.

Deposits and notes receivable: The Company had escrow funds of as of June 30, 2023 and December 31, 2022, of $1.6 million and $0.8 million, respectively. These escrow funds were used to settle mortgage loans that did not close until April and January 2023. The money held in escrow at June 30, 2023 and December 31, 2022 was carried at cost. The Company held in notes receivable as of June 30, 2023 and December 31, 2022, a note of $6.4 million and $6.3 million, respectively, that includes paid-in-kind (“PIK”) interest. The note receivable is between American Life and Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at cost plus PIK interest.

Level 3 measurements

Term Loans – The assets classified as term loans are carried at unpaid principal net of amortization of discount or accretion, which ap-proximates fair value or carried at fair market value based on a valuation using market standard valuation methodologies. The inputs used to measure the fair value of these assets are classified as Level 3 within the fair value hierarchy.

Mortgage Loans – Mortgage loans are generally stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due. As of June 30, 2023, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million, and one asset with an impairment for the full value of $0.6 million. At December 31, 2022, the company had one asset valued at $7.7 million with a total impairment of $1.4 million.

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

Preferred Stock – The Company’s preferred stock investment classified as Level 3 was valued at $23.9 million as of June 30, 2023 and $21.9 million as of December 31, 2022. This investment is carried at fair market value. The change in fair market value is recorded in net investment income on the Consolidated Statements of Comprehensive Loss.

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

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in its FIA policyholder obligations. These embedded derivatives are carried at the fair market value as of June 30, 2023 and December 31, 2022. The fair value of the embedded derivative component of our FIA obligation is estimated at each valuation date by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of projected contract value amounts at the applicable risk-free interest rates adjusted for our nonperformance risk related to those obligations. The projections of FIA policy contract values are based on best estimate assumptions for future policy growth and decrements including lapse, partial withdrawal and mortality rates. The best estimate assumptions for future policy growth include assumptions for expected index credits on the next policy anniversary date which are derived from fair values of the underlying equity call options purchased to fund such index credits and the present value of expected costs of annual call options purchased in the future by us to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as assumptions used to project policy contract values.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable		Estimated
	Markets	Inputs	Inputs	Net Asset	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value	Value
June 30, 2023
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$-	$1,651	$-	$-	$1,651
Mortgage-backed securities	-	426,214	-	-	426,214
Asset-backed securities	-	40,218	-	-	40,218
Collateralized loan obligations	-	338,866	-	-	338,866
States and political subdivisions-general obligations	-	125	-	-	125
States and political subdivisions-special revenue	-	-	-	-	-
Corporate	-	48,923	-	-	48,923
Term loans	-	-	682,915	-	682,915
Total fixed maturity securities	-	855,997	682,915	-	1,538,912
Mortgage loans on real estate, held for investment	-	-	352,908	-	352,908
Derivatives	-	36,861	-	-	36,861
Equity securities	-	5,144	-	-	5,144
Other invested assets	-	-	95,138	12,764	107,902
Preferred stock	-	9,952	23,853	-	33,805
Deposits and notes receivable	-	8,041	2,971	-	11,012
Policy loans	-	-	55	-	55
Total investments	$-	$915,995	$1,157,840	$12,764	$2,086,599
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$142,800	$—	142,800

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

There were no transfers of financial instruments between any levels during the six months ended June 30, 2023 or the year ended December 31, 2022.

Accounting standards require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis are discussed above. As of June 30, 2023 or December 31, 2022, there were no financial assets or financial liabilities measured at fair value on a non-recurring basis.

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$55	$—	$—	$55	$55
Cash	194,275	194,275	—	—	194,275
Liabilities:
Policyholder deposits (deposit-type contracts)	2,218,725	—	—	2,218,725	2,218,725

	December 31, 2022
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$25	$—	$—	$25	$25
Cash	191,414	191,414	—	—	191,414
Liabilities:
Policyholder deposits (deposit-type contracts)	1,743,348	—	—	1,743,348	1,743,348

The following table presents a reconciliation of the beginning balance for all assets and liabilities measured at fair value on a recurring basis using level three inputs during the six months ended June 30, 2023:

	June 30, 2023
		Total realized and unrealized gains (losses)
	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales, and Settlements	Ending Balance
(In thousands)
Assets
Term loans	$558,972	$-	$(4,947)	$129,377	$683,402
Mortgage loans on real estate,
held for investment	227,047	-	-	125,861	352,908
Deposits and notes receivable	1,306	-	-	1,665	2,971
Other invested assets	99,997	-	2,096	(6,955)	95,138
Preferred stock	21,871	(4,220)	-	6,202	23,853
Policy loans	25	-	-	30	55
Total level 3 assets	$909,218	$(4,220)	$(2,851)	$256,180	$1,158,327
Liabilities
Embedded derivative for equity-indexed contracts	(111,618)	30,115	-	(61,297)	(142,800)
Total level 3 liabilities	$(111,618)	$30,115	$-	$(61,297)	$(142,800)

The following tables present a reconciliation of the beginning balance for all investments measured at fair value on a recurring basis using level three inputs during the year ended December 31, 2022:

	December 31, 2022
		Total realized and unrealized gains (losses)
(In thousands)	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales, and Settlements	Ending Balance
Assets
Term loans	$267,468	$-	$(2,683)	$294,187	$558,972
Mortgage loans on real estate,
held for investment	183,203	-	-	43,844	227,047
Deposits and notes receivable	500	-	-	806	1,306
Other invested assets	35,293	-	3,452	61,252	99,997
Preferred stock	18,686	-	(4,229)	7,414	21,871
Policy loans	87	-	-	(62)	25
Total level 3 assets	$505,237	$-	$(3,460)	$407,441	$909,218
Liabilities
Embedded derivative for equity-indexed contracts	(123,692)	(10,193)	-	22,267	(111,618)
Total level 3 liabilities	$(123,692)	$(10,193)	$-	$22,267	$(111,618)

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

The following summarizes the unobservable inputs for available for sale and trading securities and the embedded derivatives of fixed indexed annuities and preferred stock (with associated detachable warrants):

	June 30, 2023
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Term loans	$682.9	Yield Analysis	Discount rates	4.6%	17.3%	12.4%	Decrease
Mortgage loans on real estate	$352.9	Yield Analysis	Principal funded	NA	NA	NA	Decrease
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$142.8	Option Budget Method	Nonperformance risk	0.6%	1.5%	1.1%	Decrease
			Option budget	1.1%	5.9%	2.9%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	12.5%	Decrease
Other invested assets	$95.1	Market Approach	EBITDA Multiples	2.6x	3.1x	2.8x	NA
			Discount rates	8.0%	25.5%	14.5%	NA
Preferred stock	$9.7	Yield Analysis	Discount rates	24.0%	28.0%	26.0%	Increase
Detachable warrants	$2.4	Market Approach GPCM	EBITDA Multiples	10.0x	11.5x	100.0%	Decrease
Preferred stock	$11.8	Market Approach	EBITDA Multiples	2.55x	3.05x	2.8x	Decrease
* Weighted by account value

	December 31, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Term loans	$559.0	Yield Analysis	Discount rates	4.6%	17.3%	12.4%	Decrease
Mortgage loans on real estate	$227.0	Yield Analysis	Principal funded	NA	NA	NA	Decrease
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$111.6	Option Budget Method	Nonperformance risk	0.6%	1.5%	1.1%	Decrease
			Option budget	1.1%	5.7%	2.7%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	10.5%	Decrease
Other invested assets	$100.0	Market Approach	EBITDA Multiples	2.6x	3.1x	2.8x	NA
			Discount rates	8.0%	25.5%	14.5%	NA
Preferred equity	$6.1	Yield Analysis	Discount rates	24.0%	28.0%	26.0%	Increase
Detachable warrants	$2.2	Market Approach GPCM	EBITDA Multiples	10.0x	11.5x	100.0%	Decrease
Preferred stock	$31.4	Market Approach	EBITDA Multiples	2.55x	3.05x	2.8x	Decrease
* Weighted by account value

Note 6. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the six months ended June 30, 2023 and the year ended December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Beginning balance	$1,743,348	$1,075,439
US Alliance	(634)	(2,176)
Unified Life Insurance Company	-	(10)
Ironbound Reinsurance Company Limited	3,134	5,959
Ascendant Re	145	(3,185)
Crestline SP1	2,490	(11,623)
American Republic Insurance Company	2,735	(4,080)
SRC4	2,791	613
Deposits received	494,532	745,083
Investment earnings (includes embedded derivative)	30,115	(10,193)
Withdrawals	(59,931)	(51,659)
Policy charges	-	(820)
Ending balance	$2,218,725	$1,743,348

In addition, membership in FHLB provides the Company with access to additional short-term liquidity based on the level of investment in FHLB stock and pledged collateral. At June 30, 2023 and December 31, 2022 funding agreements of $66.0 million and $29.0 million were outstanding.

Note 7. Debt

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada and other lenders with a capacity of $30 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of the Company’s assets. The balance of the revolving credit was $25.0 million at June 30, 2023, and December 31, 2022, with $5.0 million unutilized credit.

Under the terms of the Credit Agreement, the Company has the option of selecting an applicable variable interest rate of (a) an adjusted term standard overnight financing rate (“SOFR”), plus an applicable margin or (b) a base rate, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin can range from 2.50% to 3.25% for the base rate and from 3.50% to 4.25% for an adjusted term SOFR loan. Interest paid for the three months ended June 30, 2023 and 2022 was $0.5 million and $0.0 million respectively. Interest paid for the six months ended June 30, 2023 and 2022 was $1.1 million and $0.0 million respectively.

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

Note 8. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of June 30, 2023 and December 31, 2022 is as follows:

(In thousands)	June 30, 2023	December 31, 2022
Assets:
Reinsurance recoverables	$39,899	$20,190
Liabilities:
Deposit-type contracts
Direct	$2,218,725	$1,743,348
Reinsurance ceded	(1,123,475)	(912,982)
Retained deposit-type contracts	$1,095,250	$830,366

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers as of June 30, 2023:

				Recoverable/		Total Amount
		Recoverable	Recoverable	(Payable) on Benefit	Ceded	Recoverable/
(In thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	(Payable) to/from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$-	$-	$5,338	$-	$5,338
Optimum Re Insurance Company	A	-	-	690	-	690
Sagicor Life Insurance Company	A-	-	238	10,626	(326)	10,538
Ascendant Re	NR	-	-	(3,906)	-	(3,906)
Crestline SP1	NR	-	-	(14,352)	-	(14,352)
American Republic Insurance Company	A	-	-	3,364	-	3,364
SRC4	NR	-	-	(12,749)	-	(12,749)
Unified Life Insurance Company	NR	-	25	991	(14)	1,002
US Alliance Life and Security Company	NR	-	-	49,997	(23)	49,974
		$-	$263	$39,999	$(363)	$39,899

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

Our securities positions resulted in changes in the unrealized loss position as of June 30, 2023, compared to December 31, 2022, that is reported in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. As discussed in Note 1, American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total gains or (losses) on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 4.

On June 26, 2021, the NDOI issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) with American Republic Insurance Company (“AEG”), an Iowa domiciled reinsurance company. The agreement was executed on June 29, 2021. Under the Modco AEG Agreement, American Life initially ceded to AEG (and subsequently renewed), on a modified coinsurance basis, a 20% quota share of certain liabilities with respect to its MYGA-5 business and an initial 20% quota share of certain liabilities with respect to its FIA business. Effective February 28, 2023, AEG elected not to extend its commitment period for reinsuring liabilities under its Modco AEG Agreement; as a result, AEG’s current quota share with respect to MYGA and FIA policies is 0%. The Modco AEG Agreement remains in place, and AEG remains responsible for previously ceded liabilities.

On November 10, 2021, the NDOI issued its non-disapproval of the Funds Withheld and Modified Coinsurance Agreement with SRC3, whereby SRC3 agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA products and a quota share percentage of 45% of the liabilities of American Life arising from its FIA products. In the fourth quarter of 2022, the agreement with SRC3 was again amended to provide one-time reinsurance funding for $10.0 million of the liabilities of American Life arising from its 10-year FIA products.

On September 21, 2022, the NDOI issued its approval of the conversion of American Life’s agreement with US Alliance to convert its block of business from a Funds Withheld agreement to a Funds Paid Coinsurance agreement. The conversion was effective as of October 1, 2022, and was triggered by US Alliance becoming a Qualified Institutional Buyer as specified in the original agreement. Upon conversion, American Life began transferring assets held on behalf of US Alliance to the reinsurer, with a corresponding entry made to Amounts Recoverable. The approximate value of assets transferred was $37.9 million.

On September 30, 2022, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2022-04 (“SRC4”)). SRC4 was capitalized by loans from Embrace Software, Inc. and Tillman Networks LLC. The Reinsurance Agreement was effective as of July 1, 2022, by and between American Life and SRC4. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of fixed indexed and multi-year guaranteed annuity products. Under the Reinsurance Agreement, SRC4 initially agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its MYGA-5 products and a quota share percentage of 10% of the liabilities of American Life arising from its MYGA-3 products. American Life has established a Modco Deposit Account, a Funds Withheld custody account, and a Trust Account pursuant to the Reinsurance Agreement. The initial settlement included net premium of $21.4 million and net reserves of $21.5 million for the modified coinsurance account. Also on September 30, 2022, American Life entered into an Investment Management Agreement (“IMA”) with CoVenture Management, LLC (“CoVenture”) naming CoVenture as the manager of certain assets held by American Life on behalf of SRC4.

The tables below shows the ceding commissions from the reinsurers, excluding SRC1 and SRC3, and what was earned on a GAAP basis for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,
(In thousands)	2023				2022
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$—	$—	$—	$9	$-	$-	$-	$6
Ironbound Reinsurance Company Limited	—	—	43	125	-	-	49	144
Ascendant Re	181	175	23	100	-	-	23	77
US Alliance Life and Security Company	—	—	11	73	-	-	14	76
Crestline Re SP 1	771	716	193	758	1,491	2,401	88	559
American Republic Insurance Company	1	48	84	257	1,026	1,774	30	197
SRC4	2,514	2,401	86	176	-	-	-	-
	$3,467	$3,340	$440	$1,498	$2,517	$4,175	$204	$1,059

	Six months ended June 30,
(In thousands)	2023				2022
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$—	$—	$—	$11	$—	$—	$—	$14
Ironbound Reinsurance Company Limited	—	—	93	253	—	—	98	258
Ascendant Re	181	175	46	185	—	—	47	163
US Alliance Life and Security Company	—	—	25	156	—	—	28	163
Crestline SP1	1,805	1,631	272	1,640	2,525	4,231	168	1,065
American Republic Insurance Company	560	753	106	562	1,827	3,227	52	349
SRC4	3,881	3,614	86	264	—	—	—	—
	$6,427	$6,173	$628	$3,071	$4,352	$7,458	$393	$2,012

(1) Includes: acquisition and administrative expenses, commission expense allowance and product development fees.

The table below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

(In thousands)	June 30, 2023	December 31, 2022
Reinsurer	Deferred Gain on Reinsurance Transactions	Deferred Gain on Reinsurance Transactions
US Alliance Life and Security Company(1)	$-	$152
Unified Life Insurance Company(1)	352	217
Ironbound Reinsurance Company Limited(2)	4,811	4,876
Ascendant Re	3,104	2,947
US Alliance Life and Security Company(2)	2,025	2,069
American Republic Insurance Company(2)	7,684	7,502
Crestline SP1(2)	19,346	18,475
SRC4(2)	5,892	1,825
	$43,214	$38,063

1)	These reinsurance transactions on our legacy life insurance business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. As of June 30, 2023 or December 31, 2022, no contingency reserves were established.

American Life expects to reinsure a significant portion of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Retained and Reinsured Balance Sheets

The tables below shows the retained and reinsurance consolidated balance sheets:

	June 30, 2023			December 31, 2022

(In thousands)	Retained	Reinsured	Consolidated	Retained	Reinsured	Consolidated
Assets
Total investments	$1,104,198	$982,401	$2,086,599	$812,177	$802,780	$1,614,957
Cash and cash equivalents	125,156	69,119	194,275	127,291	64,123	191,414
Deferred acquisition costs, net	57,604	-	57,604	43,433	-	43,433
Premiums receivable	-	372	372	-	-	-
Accrued investment income	14,648	20,402	35,050	11,307	13,858	25,165
Reinsurance recoverables	(62,609)	102,508	39,899	(6,853)	27,405	20,552
Property and equipment, net	1,811	-	1,811	1,897	-	1,897
Receivable for securities sold	441	-	441	2,033	8,485	10,518
Other assets	9,255	2,735	11,990	12,259	236	12,495
Total assets	$1,250,504	$1,177,537	$2,428,041	$1,003,544	$916,887	$1,920,431
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$944	$11,702	$12,646	$1,332	$11,613	$12,945
Deposit-type contracts	1,103,844	1,114,881	2,218,725	841,980	901,368	1,743,348
Other policy-holder funds	6,069	405	6,474	4,105	-	4,105
Notes payable	25,000	-	25,000	25,000	-	25,000
Deferred gain on coinsurance transactions	231	42,983	43,214	38,063	-	38,063
Payable for securities sold	44,656	-	44,656	8,872	-	8,872
Other liabilities	40,460	7,566	48,026	49,815	3,906	53,721
Total liabilities	$1,221,204	$1,177,537	$2,398,741	$969,167	$916,887	$1,886,054
Stockholders’ Equity:
Preferred stock	$-	$-	$-	$-	$-	$-
Voting common stock	4	-	4	4	-	4
Additional paid-in capital	139,085	-	139,085	138,482	-	138,482
Treasury stock	(175)	-	(175)	(175)	-	(175)
Accumulated deficit	(67,746)	-	(67,746)	(63,019)	-	(63,019)
Accumulated other comprehensive loss	(57,433)	-	(57,433)	(51,386)	-	(51,386)
Total Midwest Holding Inc.'s stockholders' equity	$13,735	$-	$13,735	$23,906	$-	$23,906
Noncontrolling interest	15,565	-	15,565	10,471	-	10,471
Total stockholders' equity	29,300	-	29,300	34,377	-	34,377
Total liabilities and stockholders' equity	$1,250,504	$1,177,537	$2,428,041	$1,003,544	$916,887	$1,920,431

Note 9. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2023 and December 31, 2022 are as follows:

(In thousands)	June 30, 2023	December 31, 2022
Deferred tax assets:
Loss carryforwards	$4,519	$2,672
Capitalized costs	55	79
Stock option granted	1,193	1,066
Policy acquisition costs	8,205	6,489
General business credits	6	6
Derivative option allowance	310	-
Sec 163(j) limitation	171	171
Benefit reserves	10,478	12,010
Impairments	535	403
Unrealized losses on investments	15,267	13,624
Other	1,928	1,928
Total deferred tax assets	42,667	38,448
Less valuation allowance	(40,729)	(35,305)
Total deferred tax assets, net of valuation allowance	1,938	3,143
Deferred tax liabilities:
Intangible assets	147	147
Derivative option allowance	-	2,150
Bond Discount	1,912	936
Property and equipment	(121)	(90)
Total deferred tax liabilities	1,938	3,143
Net deferred tax assets	$-	$-

At June 30, 2023 and December 31, 2022, the Company recorded a valuation allowance of $40.7 million and $35.3 million, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

There was income tax expense of $3 million and $2.1 million for the three months ended June 30, 2023 and 2022. and $5.9 million and $2.6 million of tax expense for the six months ended June 30, 2023 and 2022. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Computed expected income tax benefit (expense)	$428	$(409)	$(2,357)	$(1,508)
Reduction (increase) in income taxes resulting from:
Interest maintenance reserve and reinsurance	(18)	61	51	(18)
Nondeductible expenses	(3)	(3)	(6)	(5)
Change in valuation allowance	(3,593)	2,480	(3,781)	(1,052)
Deferred tax adjustment	-	(4)	-	(14)
AETR adjustment	76	-	76	-
Prior year true-up	141	-	141	-
Subtotal of (increases) decreases	(3,397)	2,534	(3,519)	(1,089)
Tax (benefit) expense	$(2,969)	$2,125	$(5,876)	$(2,597)

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of June 30, 2023, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $7.9 million. The federal NOLs generated by Midwest Holding and American Life prior to June 28, 2018 which are subject to the Section 382 limitation can be carried forward. If not utilized, the NOLs of $1.0 million prior to 2017 will expire through the year of 2032.

The NOLs generated by SRC1 prior to December 30, 2021 of less than $0.1 million are subject to Section 382 limitations due to the change in control. However, under the Tax Cuts and Jobs Act of 2017, they will not expire and can be carried forward indefinitely.  The NOLs not subject to Section 382 which were generated from June 28, 2018 to December 31, 2022 do not expire and will carry forward indefinitely, however their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $1.7 million on the deferred tax assets related to these federal NOL carryforwards.

Note 10. Leases

Our operating lease activities consist of leases for office space and equipment and do not include variable lease payments. The right of use assets and lease liabilities generated by our lease agreements are included in on the Consolidated Balance Sheets in the Other Assets and Other Liabilities categories, respectively.

Supplemental balance sheet information for our leases as of June 30, 2023 and December 31, 2022 is as follows:

(In thousands)	Classification	June 30, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$2,083	$2,119

Liabilities
Operating lease	Operating lease liabilities	$2,106	$2,135

Our operating lease expense for the three and six months ended June 30, 2023 and 2022 is as follows:

		Three months ended June 30,		Six months ended June 30,
(In thousands)	Classification	2023	2022	2023	2022
Operating	General and administrative expense	$3	$3	$7	$7

Minimum contractual obligations for our leases as of June 30, 2023 are as follows:

(In thousands)	Operating Leases
2023	$224
2024	378
2025	342
2026	345
2027	353
2028	362
2029 and after	1,041
Total remaining lease payments	$3,045

The cash flows related to the operating lease were less than $0.1 million for both the six months ended June 30, 2023 and 2022.

The weighted average remaining lease terms of our operating leases were approximately eight-and-one-half years and ten years, respectively, as of June 30, 2023 and December 31, 2022. The weighted average discount rate used to determine the lease liabilities for operating leases was 8% as of June 30, 2023 and December 31, 2022, respectively. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 11. Equity

Preferred stock

As of June 30, 2023 and December 31, 2022, the Company had two million shares of preferred stock authorized with none issued or outstanding.

Common Stock

Our voting common stock is traded on The Nasdaq Capital Market under the symbol “MDWT.” Midwest has authorized 20 million shares of voting common stock and two million shares of non-voting common stock. As of June 30, 2023 and December 31, 2022, Midwest had 3,744,645 and 3,727,976 shares of voting common stock issued and outstanding, respectively. As of those dates, there were no shares of Midwest’s non-voting common stock issued or outstanding.

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

Accumulated Other Comprehensive Income (AOCI)

AOCI represents the cumulative other comprehensive income (loss) items that are reported separate from net loss and detailed on the Consolidated Statements of Comprehensive Loss. AOCI includes the unrealized gains and losses on certain investments and DAC, net of offsets and taxes as follows:

(In thousands)	Unrealized investment gains (losses) on fixed maturities, net of offsets
Balance at December 31, 2021	$2,634
Other comprehensive (loss) before reclassifications, net of tax	(54,975)
Less: Reclassification adjustments for losses realized in net income	955
Balance, December 31, 2022	(51,386)
Other comprehensive (loss) before reclassifications, net of tax	(6,230)
Less: Reclassification adjustments for losses realized in net income, net of tax	183
Balance, June 30, 2023	$(57,433)

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

Changes in outstanding options were as follows:

	Weighted Average Exercise Price Per Share	Range of Option Exercise Prices per Share	Total Outstanding	Outstanding, Non-vested	Vested and Exercisable
December 31, 2022	$32.19	$11.20 - 55.02	319,121	271,517	47,604
Granted	17.12	17.20	5,750	5,750	-
Prior year adjustment	39.38	16.37 - 55.02	-	(7,390)	7,390
Vested	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	36.73	25.00 - 55.02	(4,150)	(4,150)	-
Expired	-	-	-	-	-
June 30, 2023	$31.85	$11.20 - 55.02	320,721	265,727	54,994

Option information segregated by ranges of exercise prices were as follows:

	June 30, 2023
	Total Outstanding Options			Vested and Exercisable
Range of Option Exercise Prices per Share	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Term	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Term

> $50.00	49,353	$55.02	7.71	7,390	$55.02	7.59
$40.00 - $49.99	127,751	41.25	7.69	36,042	41.25	7.59
$30.00 - $39.99	-	-	-	-	-	-
$20.00 - $29.99	25,967	23.16	7.64	5,877	25.00	7.28
$10.00 - $19.99	115,000	13.43	9.00	4,285	16.37	7.59
< $10.00	-	$-	-	-	$-	-

The weighted average exercise prices of vested and exercisable options as of June 30, 2023, were $39.38.

As of June 30, 2023, based on a closing stock price of $26.32 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $0.6 million and $1.6 million, respectively.

Restricted Stock and Restricted Stock Units

In 2020, the Company awarded 18,597 shares of restricted stock, with a grant date fair value of $41.25 per share and subject to time-based vesting requirements of one-fourth increments sixty days after each of the first four anniversary dates of the grant date. The restricted stock compensation expense is calculated using the stock prices at grant date and amortizing on a straight-line basis over the requisite service periods. The recipient of the award resigned on March 31, 2022, and received a total of 5,812 vested shares in connection with his termination of employment, while the remaining 12,785 shares of restricted stock were forfeited.

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

On June 14, 2022, the Company granted 18,718 RSUs to our non-employee directors with a grant date fair value of $11.22 per share, although 2,674 of those RSUs were forfeited by former MHI director Douglas Bratton when he left the Board in September 2022. The remaining 16,044 RSUs vested on June 6, 2023 in conjunction with our annual stockholders meeting. The compensation expense relating to these awards was calculated using the grant date fair value and was amortized on a straight-line basis over the requisite service periods.

On June 6, 2023, the Company granted 6,984 RSUs to our non-employee directors with a grant date fair value of $25.70 per share. By their terms, the RSUs will vest on the earlier of June 6, 2024 or the date of our 2024 annual stockholders meeting, although they are also subject to accelerated vesting in connection with the transaction described in Note 18. The compensation expense relating to these awards was calculated using the grant date fair value and will be amortized on a straight-line basis over the requisite service period.

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grand Date Fair Value	Units	Weighted Average Grant Date Fair Value

December 31, 2022	17,207	$13.84	1,163	$50.00
Granted	6,984	25.76	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Released	(16,044)	11.22	-	-
June 30, 2023	8,147	$22.08	1,163	$50.00

The table below identifies the assumptions used in the Black Scholes Model to calculate the compensation expense for options granted during the six months ended June 30, 2023 and the year ended December 31, 2022:

	June 30,	December 31,
	2023	2022
Volatility	287.3%	4.16% - 4.26%
Weighted-average volatility	287.3%	3.7%
Expected term (in years)	6.54 yrs	2 - 7
Risk-free rate	3.57%	0.02% - 2.15%

For the three months ended June 30, 2023 and 2022, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock grants above, over vesting tranches which resulted in expense and an increase in additional paid in capital of $0.3 million and $0.4 million, respectively.

For the six months ended June 30, 2023 and 2022, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock grants above, over vesting tranches which resulted in expense and an increase in additional paid in capital of $0.6 million and $0.4 million, respectively.

The tables below shows the remaining non-vested shares under the 2019 and 2020 Plans as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
	Awards Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Nonvested stock options and restricted
Stock unit awards at December 31, 2022	287,561	$16.96	$32.29
Options granted	5,750	16.56	17.12
Restricted stock units granted	6,984	16.56	-
Vested	(23,434)	15.76	55.02
Forfeited or expired	(5,400)	20.51	36.73
Ending Balance at June 30, 2023	271,461	$16.92	$31.85

	December 31, 2022
	Stock Options Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Nonvested stock options and restricted
stock unit awards at December 31, 2021	317,217	$25.80	$40.13
Options granted	117,367	9.57	14.92
Restricted stock units granted	18,718	—	—
Vested	(56,678)	21.12	36.53
Forfeited or expired	(109,063)	23.82	38.87
Ending Balance at December 31, 2022	287,561	$16.96	$32.29

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

The following table represents the net gains or (losses) as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
American Life	$(18,528)	$8,298	$(35,116)	$17,891
SRC1	$1,583	$(981)	$4,797	$(2,253)
SRC3	$629	$(564)	$917	$(95)

The following table represents the Capital and Surplus as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

(In thousands)
	June 30, 2023	December 31, 2022
American Life	$58,135	$69,936
SRC1	$16,979	$9,615
SRC3	$8,348	$6,088

The following table represents the premiums sales as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
American Life	$138,920	$72,498	$231,207	$130,616
SRC1	$-	$-	$-	$-
SRC3	$(52)	$23,905	$123	$23,757

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. American Life is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as of June 30, 2023 and December 31, 2022, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements as of those dates.

As of June 30, 2023 and December 31, 2022, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 14. Third-party Administration

The Company, through its investment advisory subsidiary 1505 Capital, offers investment and structuring services. Our reinsurance partners may choose to engage 1505 as the investment advisor for their portfolios. Services are also available to unaffiliated investors. As of June 30, 2023, and December 31, 2022, 1505 Capital had $531.6 million and $501.9 of third-party assets under management, respectively.

Note 15. Policy Administration Fees

The company generates revenue through policy administration for our third-party reinsurers, as well as fees received from early termination of policies. For the three months ended June 30, 2023 and 2022, we received $0.5 million and $0.5 million of fees and for the six months ended June 30, 2023 and 2022 we received $1.1 million and $0.9 million of fees.

Note 16. Related Party

Crestline

On April 24, 2020, we entered into a Securities Purchase Agreement with Crestline Assurance Holdings LLC (“Crestline”) an institutional alternative investment management firm under which we issued 444,444 shares of our voting common stock to Crestline. We contributed $5.0 million of the net proceeds to American Life and used $3.3 million of the proceeds to capitalize Seneca Re and its first protected cell. We also entered into a Stockholders Agreement along with Xenith and Vespoint that grants Crestline certain rights. Also, Douglas Bratton, a principal of Crestline, was initially appointed as a director of both our Board and the American Life Board of Directors.

In addition, on April 24, 2020, American Life entered into a three-year master letter agreement and related reinsurance, trust and asset management agreement with Seneca Re and a Crestline affiliate regarding the flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA and a quota share percentage of 40% the liabilities of American Life arising from its FIA products. Through June 30, 2023, American Life had ceded $515.3 million face amount of annuities to Crestline Re SP1. American Life received total ceding commissions of $0.8 million and expense reimbursements of $0.7 million in connection with these transactions for the three months ended June 30, 2023 and commissions of $1.6 million and expense reimbursements of $1.6 million for June 30, 2022.

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

On September 16, 2022, Midwest Holding and Crestline executed a Letter of Understanding relating to the Stockholders Agreement. The Company and Crestline agreed that Crestline’s representative would resign from the Boards of Directors of the Company and American Life. Notwithstanding the foregoing, the parties agreed that the resignation and Crestline’s decision to no longer appoint a director does not constitute a permanent waiver of Crestline’s rights under the Stockholders Agreement to appoint a Crestline Designated

Director. The Company and Crestline agreed that the foregoing described agreement will remain in place until the earlier to occur of the date (i) the parties reach written agreement otherwise, (ii) that Crestline is no longer an affiliate of a life insurance entity it recently acquired and (iii) on which Crestline no longer has the right to elect or appoint a Designated Director (and Observer) to the Board.

As of June 30, 2023, and December 31, 2022, Crestline has approximately $477.2 million and $423.6 of the Company’s assets under management, respectively, and was a subadvisor on approximately $166.7 million and $134.3 million of additional investments as of June 30, 2023 and December 31, 2022, respectively.

Chelsea

On June 29, 2020, Midwest’s subsidiary, American Life, purchased a 17% interest in Financial Guaranty UK Limited through an economic interest in Chelsea Holdings Midwest LLC. American Life has a note receivable from Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”) and Class B preferred shares in Chelsea Holdings Midwest LLC. This note is being carried at cost plus PIK of $6.4 million, and the preferred shares are carried at a fair market value of $2.3 million as of June 30, 2023 and $2.3 million as of December 31, 2022, based upon valuations received from an independent third-party.

Note 17. Commitments and Contingencies

Contingent Commitments: We have entered into commitments related to certain investments, where draws or additional funding can be requested under the terms of the agreements. These commitments are inclusive of third-party reinsurer commitments, and were approximately $191.3 million as of June 30, 2023. Of the approximately $191.3 million in unfunded commitments at June 30, 2023, approximately $55.8 million related to American Life. The remaining $135.5 million represented commitments that have been made by our reinsurance partners. The table shows when different dollar amounts of commitments will expire. The ability of borrowers to request additional funds under these lending agreements varies considerably from loan to loan.

(In thousands)	June 30, 2023	December 31, 2022
Due in one year or less	$73,566	$52,951
Due in two years	28,892	43,604
Due in three years	21,847	7,731
Due in four years	11,737	13,277
Due in five years and after	55,245	61,432
	$191,287	$178,995

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life was granted authorization to do business in Kentucky on June 23, 2023, and is currently licensed in 25 states and the District of Columbia as of June 30, 2023. American Life has pending applications in additional states as of June 30, 2023.

Note 18. Pending Merger

On April 30, 2023, Midwest Holding Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Midas Parent, LP, a Delaware limited partnership (“Parent”) and an affiliate of Antarctica Capital, LLC (“Antarctica”), and Midas Merger Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction (or waiver) of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company and whereupon Merger Sub will cease to exist and the Company will be the surviving corporation in the Merger and will continue as a wholly-owned subsidiary of Parent (the “Merger”).

The board of directors of the Company (the “Company Board”) unanimously approved and declared it advisable to enter into the Merger Agreement and resolved to recommend that the Company’s stockholders approve the adoption of the Merger Agreement and the transactions contemplated thereby (the “Transactions”), including the Merger on the terms and subject to the conditions set forth in the Merger Agreement.

As a result of the Merger, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock of the Company, par value $0.001 per share (the “Company Common Stock”) (other than (i) Company Common Stock held by Parent or the Company or any of their respective wholly owned subsidiaries, and (ii) any shares of Company Common Stock held by stockholders who properly exercise appraisal rights under Delaware law), outstanding immediately prior to the Effective Time, will be converted into the right to receive $27.00 per share in cash, without interest.

Consummation of the Merger is subject to certain conditions, including, but not limited to, (i) the Company’s receipt of approval of the Company’s stockholders, (ii) the absence of any law or order prohibiting or making illegal the consummation of the Merger, (iii) the approval of the Merger by the Nebraska Department of Insurance and the Vermont Department of Financial Regulation (“DFR”) without the imposition of any Burdensome Condition (as defined in the Merger Agreement), and (iv) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). On May 14, 2023, the DFR granted its approval of the Merger.

On July 26, 2023, the Company held a special meeting (the “Special Meeting”) of stockholders at which the Company’s stockholders voted to adopt the Merger Agreement and approve the Merger.

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

As of June 30, 2023, approximately 49% of the deposits received in 2023 for our annuity products were ceded to reinsurance vehicles capitalized by third party reinsurers or held in protected cells within Seneca Re for future reinsurance transactions.

We operate our core business through four subsidiaries under one reportable segment. American Life & Security Corp. (“American Life”) is a Nebraska-domiciled life insurance company, currently licensed to sell, underwrite, and market life insurance and annuity products in 25 states and the District of Columbia. American Life obtained a financial strength rating of B++ (“Good”) from A.M. Best Company (“A.M. Best”), a leading rating agency for insurance companies, in December 2018. That rating was affirmed in March 2023. A.M. Best recently revised its outlook for American Life from Stable to Under Review. All of our annuities are written by American Life.

American Life was granted authorization to do business in Kentucky on June 23, 2023, and has pending applications in additional states as of June 30, 2023.

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

Our fourth subsidiary, 1505 Capital, is an SEC registered investment adviser providing financial, investment advisory, and management services. Our asset management services are available to third-party insurers and reinsurers. At June 30, 2023, 1505 Capital had approximately $531.6 million total third-party assets under management.

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

Industry Trends and Market Conditions

Market

We participate in a large U.S. market that we expect to grow in part due to a number of demographic trends. As measured by annual premiums written, annuities are the largest product line in the life, annuity, and accident and health sector. Annuities play a key role in retirement planning by providing individuals with stable, tax-efficient sources of income. In 2022, annuity premiums accounted for $313 billion of annual premiums, or approximately 48% of the $652 billion of total annual life and annuity premiums according to the Insurance Information Institute. The most common annuities are fixed and variable and can be written on an individual or group basis. Our current products are MYGAs and FIAs written on an individual basis.

An increasing portion of the U.S. population is of retirement age and is expected to increase the retirement income needs of retirees. The number of people of retirement age has increased significantly since 2010, driven by the aging of the “Baby Boomer” generation. The U.S. population over 65 years old is forecasted to grow from 56 million in 2020 to an estimated 81 million by 2040, according to the U.S. Census Bureau, Population Estimates and Projections. This study also forecasted that U.S. population aged over 65 years old is expected to grow by 44% from 2020 to 2040, while the total U.S. population is expected to grow by only 12%.  Annuities in the U.S. are distributed through a number of channels, most of which are independent from the insurance companies that issue annuities. Independent distribution channels serve as the primary and a growing source of annuity distribution. In the fourth quarter of  2022, approximately 63% of U.S. individual annuity sales occurred through independent distributors, including independent agents, broker-dealers, and banks, according to the Life Insurance Marketing and Research Association (“LIMRA”) 2022 Q4 U.S. Individual Annuities Glimpse. Independent agents are the second largest distribution channel, behind banks, accounting for approximately 18% of U.S. individual annuity sales in the fourth quarter of 2022. IMOs provide independent agents with access to annuity products along with operational support services and functionality to support the distribution services of the agents. The infrastructure and support services provided by IMOs to independent agents are critical to the success of independent agents and their ability to serve their customers and generate additional sales.

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

Our most recently authorized states, Florida, Georgia, and Kentucky, granted certificates of authority as of December 22, 2022, February 24, and June 23, 2023, respectively, and we have commenced operations in these new jurisdictions.

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

Interest Rate Environment

The Federal Reserve repeatedly increased the federal funds rate throughout 2022, moving from 0.25% to 4.50%, and continued that trend increasing the rate to 5.00% in June 2023. We seek to address our interest rate risk through managing the duration of the liabilities and purchasing and holding quality, long-term assets mirroring that duration.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. As of June 30, 2023 and December 31, 2022, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million and $1.4 million, respectively. Additionally, during the first quarter of 2023 the company recognized an impairment for the full value of an asset valued at $0.6 million.

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

Our indefinite-lived intangible assets consist of American Life’s state licenses. We compared the carrying value to the current costs of obtaining licenses in those states. As of June 30, 2023, the sum of the fair value of those licenses exceeded the carrying value of the indefinite-lived intangible assets. These amounts are carried on our balance sheet in Other Assets.

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

Derivatives

The Company has entered into certain derivative instruments to hedge FIA products that guarantee the return of principal to our policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options. The change in fair value of the derivatives for hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based on the change in the market interest rates. The indexed reserves are measured at fair value for the current period and future periods. We hedge with options that align with the terms of our FIA products which are between seven and ten years. We have analyzed our hedging strategy on our FIA products and, while the correlation of the hedges to the FIA products is not matched dollar for dollar, we believe the hedges are effective  as of June 30, 2023.

American Life also has agreements with several third-party reinsurers that have FW and Modco provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 4 Derivative Instruments” to our Consolidated financial statements. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses as of June 30, 2023 and December 31, 2022, of approximately $14.4 million and $10.5 million, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains and losses on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized losses on the assets held by American Life on behalf of the third-party reinsurers were offset by gains in the embedded derivative of $3.3 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and realized gains of $3.9 million and $2.9 million for the six months ended June 30, 2023 and 2022. We account for this unrealized loss pass-through by recording an equivalent realized gain on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets.

Net Income

In this section, unless otherwise noted the discussion below compares the six months ended June 30, 2023 to the six months ended June 30, 2022.

We had a comprehensive loss of $6.1 million including unrealized loss of $6.0 million, mainly from the fixed maturity portfolio, resulting in a net loss to Midwest of $0.1 million for the six months ended June 30, 2023. This compares to a comprehensive loss of $19.1 million including unrealized loss of $28.5 million, resulting in a net income of $9.5 million to Midwest in the prior year.

Revenues were up year over year, being impacted by realized gains of $18.4 million for the six months ended June 30, 2023 versus a loss of $18.8 million in the prior year. Investment income increased due to the growth in the retained portfolio and from higher interest rates. Policy administration fees were up year over year, from early surrender activity, and despite the increase in liabilities through annuity premiums ceded in the prior year. Amortization of deferred ceded premium grew as we added new reinsurers and the portfolio continues to age. Service fee revenue was up relatively consistent at $1.3 million in 2023 compared to $1.5 million from the prior year.

Expenses were up, driven by interest credited and the option allowance (see point 3 below). Salaries and benefits increased with additional personnel, repositioning, and retaining of personnel to support growth and given tight labor market. Increase in other expenses was driven by consulting, legal and accounting fees to support distribution, state expansion, capital initiatives, and technology initiatives.

The effective tax rate was 52.4% compared to 36.2% for the six months ended June 30, 2023 and 2022, respectively. Our primary insurance entities, American Life, SRC1, and SRC3, are taxed on a statutory basis. GAAP defers the recognition of income related to premiums received until they are earned across the life of the contract. Statutory principles though recognize premiums as income in the period they are received, creating the difference between the two statements of income.  See Note 9 to our financial statements for further information related to the income tax expense.

Our FIA products have three components influencing our Consolidated Statements of Comprehensive Loss:

1)	The embedded derivative in our FIAs. We carry this derivative at fair value, with the change in fair value recorded in the interest credited line of our Consolidated Statements of Comprehensive Loss. Across our FIA products, interest credited was $14.9 million in 2023 compared with $7.8 million in 2022. Reflecting our risk management, the change in the value of the embedded derivative corresponds to the change in the value of option contracts we use to hedge this exposure.
2)	The derivatives we purchase to hedge stock market risk we would otherwise face from our FIA. We carry these derivatives at fair value on our balance sheet, recording the change in fair value in our Consolidated Statements of Comprehensive Loss as either a realized gain or realized loss. As of June 30, 2023, the market value of the derivative assets was $36.7 million compared to $15.6 million as of December 31, 2022 the change is reflected in our net unrealized gain or loss.
3)	The option budget reinsurers pay us to purchase derivative assets. We mark these assets to market each period. Separately, we record a payable to the reinsurers that is owed to a reinsurer when a policy is surrendered, an annuitant dies, or a policy lapses. We compare what the reinsurer paid for the original option budget to the market value at the end of the period. The change in the market value is added to or subtracted from the payable to the reinsurer to cover the reinsurer’s obligations to the policyholder. This change in market value resulted in negative $(5.6) million expense and was included in our other operating expense in 2023 compared to a negative $(5.5) million expense in the prior year.

American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. Assets held on behalf of the third-party reinsurers had unrealized losses at June 30, 2023 and December 31, 2022, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the asset portfolio accrue to the reinsurers. We account for the change in these unrealized gains or losses by recording equivalent realized losses or gains on our Consolidated Statements of Comprehensive Loss. We recorded the increase in the unrealized losses on the asset portfolio as a realized gain of $3.9 million and $2.9 million for the six months ended June 30, 2023 and 2022.

Consolidated Results of Operations –Three Months Ended June 30, 2023

Revenues

The following summarizes the sources of our revenue:

	Three months ended June 30,
(In thousands)	2023	2022
Investment income, net of expenses	$24,248	$10,541
Net realized losses on investments	2,087	(12,636)
Amortization of deferred gain on reinsurance	1,498	1,043
Policy administration fees	480	514
Service fee revenue, net of expenses	631	416
Other revenue	122	-
	$29,066	$(122)

Premium revenue: Sales of our MYGA and FIA products generated a large volume of new business in 2023 and 2022; however, these products are defined as investment contracts under GAAP. Accordingly, the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not as premium revenue.

Investment income, net of expenses: The components of net investment income for the three months ended June 30, 2023 and 2022 were as follows:

	Three months ended June 30,
(In thousands)	2023	2022
Fixed maturities	$33,841	$14,173
Mortgage loans	6,298	2,963
Other invested assets	2,142	2,501
Other interest (expense) income	10,248	8,035
Gross investment income	52,529	27,672
Less: investment expenses	(5,367)	(2,515)
Less: amounts ceded to reinsurers	(22,914)	(14,616)
Retained investment income, net of expenses	$24,248	$10,541

Investment income, net of expenses consisted of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments with attractive yields and risk-return profiles. As of June 30, 2023 and December 31, 2022, on a gross consolidated basis, our investment portfolio (excluding cash) was $2,086.6 million and $1,615.0 million, respectively, as a result of proceeds from our MYGA and FIA product sales, reflecting both retained premium proceeds as well as assets held on behalf of our reinsurers.

Net realized (losses) on investments: Net realized gain on investments were negative $2.1 million in 2023 compared with losses of $(12.6) million in 2022. The figures include a loss of $(3.3) million and a gain $1.1 million from a total return swap embedded derivative in 2023 and 2022, respectively. In 2023, there were net realized gain of $3.4 million related to derivatives we own to hedge the obligations to FIA policyholders; such gains were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

American Life has treaties with several reinsurers that have funds withheld coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 4 Derivative Instruments to our Consolidated financial statements and above.

Amortization of deferred gain on reinsurance:  The increase in 2023 to $1.5 million from $1.0 million in 2022 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2023.

Policy administration fees: Policy administration fees includes fees received for the servicing and initiation of policies ceded to our reinsurers. Also included are fees surrendered by policy holders for early termination of their contracts. The revenue of $0.5 million in the three months ended June 30, 2023 and $0.5 million in 2022 comes from policies written and ceded, as well as additional policy holder early termination.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The decrease in this revenue, to $0.6 million in the three months ended June 30, 2023 from $0.4 million in 2022, was due primarily to the level of asset management services provided by 1505 Capital to third-party clients.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Three months ended June 30,
(In thousands)	2023	2022
Interest credited	$12,590	$(5,496)
Benefits	1,206	994
Amortization of deferred acquisition costs	1,914	1,052
Salaries and benefits	5,817	4,298
Other operating expenses	5,002	(2,240)
	$26,529	$(1,392)

Interest credited: The increase was primarily due to the interest credited across all our products in the second quarter of 2023 Interest credited for our retained MYGA products was positive $4 million while interest credited related to our retained FIA policies was $14.9 million in 2023. MYGA and FIA interest credited were $12.6 million and negative $7.8 million in the three months ended June 30, 2023 and 2022, respectively. The FIA interest credited is related to the fair market value of the embedded derivative which is owed to policyholders. This was partially offset by the realized gain on our total return swap that is included in the net realized gain on investment above.

Benefits: This refers to death benefits on our policies, which were $1.2 million and less than $0.1 million in the three months ended June 30, 2023 and 2022 respectively.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of American Life’s MYGA and FIA products where we retained approximately 51% of the business in the first quarter of 2023 compared to the 60% retained in 2022. These figures include the Seneca Re protected cells, SRC1 and SRC3, and DAC amortization.

Salaries and benefits: The increase to $5.8 million compared with $4.3 million for the second quarter was due to continued costs incurred to attract and add personnel to service our business growth. We are hiring more in-house expertise to service our growth initiatives and reduce the reliance on third-party providers.

Other operating expenses: Other operating expenses were approximately $7.2 million higher due primarily to:

●	Our FIA product has embedded derivatives included in the account value. Those derivatives are market driven. The reinsurers that reinsure the FIA products pay an option allowance to American Life to purchase derivatives. As of June 30, 2023, the mark-to-market adjustment on those allowances was in a positive position so American Life incurred a negative $(5.6) million expense payable to the reinsurers for that mark-up. As the market fluctuates going forward, the mark up of the option allowance could go up or down.
●	Increases of other expenses related to legal and consulting fees of $5.8 million related primarily to efforts to secure new additional capital sources and the expansion of our business into new jurisdictions.

Taxes: Income tax expense increased by $5.6 million to $3 million in 2023 from a tax benefit of $2.6 million in 2022. This change was primarily driven by a change in the reinsurance modified coinsurance tax reserves.

Consolidated Results of Operations -Six Months Ended June 30, 2023

Revenues

The following summarizes the sources of our revenue:

	Six months ended June 30,
(In thousands)	2023	2022
Investment income, net of expenses	$43,441	$16,783
Net realized gains (losses) on investments	18,373	(18,810)
Amortization of deferred gain on reinsurance	3,071	2,012
Policy administration fees	1,119	862
Service fee revenue, net of expenses	1,285	1,514
Other revenue	228	100
	$67,517	$2,461

Premium revenue: Sales of our MYGA and FIA products generated a large volume of new business in 2023 and 2022; however, these products are defined as investment contracts under GAAP. Accordingly, the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not as premium revenue.

Investment income, net of expenses: The components of net investment income for the six months ended June 30, 2023 and 2022 were as follows:

	Six months ended June 30,
(In thousands)	2023	2022
Fixed maturities	$67,902	$26,837
Mortgage loans	12,973	5,383
Other invested assets	5,464	3,896
Other interest (expense) income	18,277	13,579
Gross investment income	104,616	49,695
Less: investment expenses	(11,564)	(4,726)
Less: amounts ceded to reinsurers	(49,611)	(28,186)
Retained investment income, net of expenses	$43,441	$16,783

Investment income, net of expenses consisted of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments with attractive yields and risk-return profiles. As of June 30, 2023 and December 31, 2022, on a gross consolidated basis, our investment portfolio (excluding cash) was $2,086.6 million and $1,615.0 million, respectively, as a result of proceeds from our MYGA and FIA product sales, reflecting both retained premium proceeds as well as assets held on behalf of our reinsurers.

Net realized gains (losses) on investments: Net realized gain on investments were $18.4 million for the six months ended June 30, 2022 compared with losses of $18.8 million in 2022. The figures include a gain of $3.9 million and $2.9 million from a total return swap embedded derivative in 2023 and 2022, respectively. In 2023, there were net realized gain of $8.5 million related to derivatives we own to hedge the obligations to FIA policyholders; such gains were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

American Life has treaties with several reinsurers that have funds withheld coinsurance provisions, under which the assets backing the treaties are maintained by American Life as collateral but the assets and total return on the asset portfolios belong to the reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 4 Derivative Instruments to our Consolidated financial statements and above.

Amortization of deferred gain on reinsurance:  The increase in 2023 to $3.1 million from $2.0 million in 2022 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2023.

Policy administration fees: Policy administration fees includes fees received for the servicing and initiation of policies ceded to our reinsurers. Also included are fees surrendered by policy holders for early termination of their contracts. The revenue of $1.1 million in the six months ended June 30, 2023 and $0.9 million in 2022 comes from policies written and ceded, as well as additional policy holder early termination.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The decrease in this revenue, to $1.3 million in the six months ended June 30, 2023 from $1.5 million in 2022, was due primarily to the level of asset management services provided by 1505 Capital to third-party clients.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Six months ended June 30,
(In thousands)	2023	2022
Interest credited	$20,279	$(12,170)
Benefits	2,163	994
Amortization of deferred acquisition costs	3,617	1,902
Salaries and benefits	11,320	8,615
Other operating expenses	18,915	(4,060)
	$56,294	$(4,719)

Interest credited: The increase was primarily due to the interest credited across all our products in the first two quarters of 2023. Interest credited for our retained MYGA products was positive $7.4 million while interest credited related to our retained FIA policies was $14.9 million for the six months ended June 30, 2023. MYGA and FIA interest credited were negative $2.0 million and negative $14.2 million in the six months ended June 30, 2022, respectively. The FIA interest credited is related to the fair market value of the embedded derivative which is owed to policyholders. This was partially offset by the realized gain on our total return swap that is included in the net realized gain on investment above.

Benefits: This refers to death benefits on our policies, which were $2.2 million and $1.0 million in the six months ended June 30, 2023 and 2022 respectively.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of American Life’s MYGA and FIA products where we retained approximately 51% of the business in the first two quarters of 2023 compared to the 61% retained in 2022. These figures include the Seneca Re protected cells, SRC1 and SRC3, and DAC amortization.

Salaries and benefits: The increase to $11.3 million for the six months ended June 30, 2023 compared with $8.6 million in 2022 was due to continued costs incurred to attract and add personnel to service our business growth. We are hiring more in-house expertise to service our growth initiatives and reduce the reliance on third-party providers.

Other operating expenses: Other operating expenses were approximately $23.0 million higher due primarily to:

●	Our FIA product has embedded derivatives included in the account value. Those derivatives are market driven. The reinsurers that reinsure the FIA products pay an option allowance to American Life to purchase derivatives. As of June 30, 2023, the mark-to-market adjustment on those allowances was in a positive position so American Life incurred a negative $ (7.6) million expense payable to the reinsurers for that mark-up. As the market fluctuates going forward, the mark up of the option allowance could go up or down.
●	Increases of other expenses related to legal and consulting fees of $5.8 million related primarily to efforts to secure new additional capital sources and the expansion of our business into new jurisdictions.

Taxes: Income tax expense increased by $3.3 million to $5.9 million for the six months ended June 30, 2023 from $2.6 million in 2022. This change was primarily driven by a change in the reinsurance modified coinsurance tax reserves.

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

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of June 30, 2023 and December 31, 2022. Increases in fixed maturity securities primarily resulted from the sale of our MYGA and FIA products during 2023.

	June 30, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
(In thousands)	Value	of Total	Value	of Total
Fixed maturity securities:
Bonds:
U.S. government obligations	$1,651	0.1%	$1,262	0.1%
Mortgage-backed securities	426,214	18.7	294,066	16.3
Asset-backed securities	40,218	1.8	30,756	1.7
Collateralized loan obligations	338,866	14.9	287,673	15.9
States and political subdivisions-general obligations	125	—	101	—
States and political subdivisions-special revenue	—	—	205	—
Corporate	48,923	2.1	41,600	2.3
Term loans	682,915	29.8	558,972	30.9
Total fixed maturity securities	1,538,912	67.4	1,214,635	67.2
Mortgage loans on real estate, held for investment	352,908	15.5	227,047	12.6
Derivatives	36,861	1.6	15,934	0.9
Equity securities	5,144	0.2	5,111	0.3
Other invested assets	107,902	4.7	112,431	6.2
Investment escrow	1,647	—	784	—
Federal Home Loan Bank stock	2,971	0.3	1,306	0.2
Preferred stock	33,805	1.5	31,415	1.7
Notes receivable	6,394	0.3	6,269	0.3
Policy loans	55	—	25	—
Cash and cash equivalents	194,275	8.5	191,414	10.6
Total investments, including cash and cash equivalents	$2,280,874	100.0%	$1,806,371	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$200,014	13.0%	$124,183	10.2%
AA	29,185	1.9	815	0.1
A	420,690	27.3	371,371	30.6
BBB	752,652	48.9	619,516	51.0
Total investment grade	1,402,541	91.1	1,115,885	91.9
BB and below	136,371	8.9	98,750	8.1
Total	$1,538,912	100.0%	$1,214,635	100.0%

Reflecting the quality of securities maintained by us, 91.1% and 91.9% of all fixed maturity securities were investment grade as of June 30, 2023 and December 31, 2022, respectively.

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

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with SAP prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net income (loss) of American Life under SAP, see Note 13 to our consolidated financial statements. As of June 30, 2023, American Life maintained sufficient capital and surplus to comply with regulatory requirements.

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

The table below sets forth our SAP net income (loss) for the three and six months ended June 30, 2023 and 2022 for each of our insurance subsidiaries and then reconciled to GAAP.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Consolidated GAAP net (loss) income	$(3,883)	$9,266	$(53)	$9,452
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	(3,694)	5,413	(4,188)	3,856
GAAP net (loss) gain of statutory insurance entities	$(189)	$3,853	$4,135	$5,596

GAAP net (loss) income by statutory insurance entity:
American Life	$(3,968)	$10,660	$(1,871)	$11,551
Seneca Re Incorporated Cell 01	4,506	(7,595)	6,415	(7,535)
Seneca Re Incorporated Cell 03	(726)	788	(409)	1,580
GAAP net (loss) income	$(188)	$3,853	$4,135	$5,596

Reconciliation of GAAP and SAP
GAAP net (loss) income of American Life	(3,968)	10,660	(1,871)	11,551
Increase (decrease) due to:
Deferred acquisition costs	3,468	(9,052)	2,380	(15,846)
Coinsurance transactions	-	88,083	-	157,744
Carrying value of reserves	(144,552)	(80,747)	(252,272)	(143,935)
Foreign exchange and derivatives	(14,334)	5,767	(28,606)	20,366
Gain (loss) on sale of investments, net of asset valuation reserve	(11,922)	(6,130)	(31,742)	(12,181)
Other	152,780	(282)	276,995	192
SAP net (loss) income of American Life	$(18,528)	$8,299	$(35,116)	$17,891
				.
GAAP net income (loss) of Seneca Re Incorporated Cell 01	4,506	(7,595)	6,415	(7,535)
Increase (decrease) due to:
Deferred acquisition costs	636	586	1,291	1,110
Coinsurance transactions	(213)	71	-	148
Carrying value of reserves	(10,298)	(1,857)	(10,654)	(5,551)
Gain on sale of investments, net of asset valuation reserve	565	7,974	1,899	9,789
Other loss	6,387	(160)	5,846	(214)
SAP net income (loss) of Seneca Re Incorporated Cell	$1,583	$(981)	$4,797	$(2,253)

GAAP net income of Seneca Re Incorporated Cell 03	(726)	788	(409)	1,580
Increase (decrease) due to:
Deferred acquisition costs	602	280	974	521
Coinsurance transactions	(81)	23,905	-	23,756
Carrying value of reserves	(1,209)	(26,694)	(1,296)	(27,689)
Gain on sale of investments, net of asset valuation reserve	2,043	1,199	1,648	1,785
Other	-	(42)	-	(48)
SAP net income (loss) of Seneca Re Incorporated Cell 03	$629	$(564)	$917	$(95)

SAP net (loss) gain of statutory insurance entities	$(16,316)	$6,754	$(29,402)	$15,543

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

	Six months ended June 30,
(In thousands)	2023	2022
Annuity Premiums (SAP)
Annuity direct written premiums	$457,782	$254,145
Ceded premiums	(218,429)	(100,023)
Net premiums retained	$239,353	$154,122

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

Operating Metric – Fees Received for Reinsurance

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2022	2021	2023	2022
Fees received for reinsurance(1)
Fees received for reinsurance - total	$4,760	$3,197	$8,222	$5,626

(1) Consists of: 1) amortization of deferred gain on reinsurance, which is a line item from our GAAP Consolidated Statements of Comprehensive Loss; and 2) deferred coinsurance ceding commission, which is a line item from our GAAP Consolidated Statements of Cash Flows.

For the three months ended June 30, 2023, fees received for reinsurance increased by $1.6 million compared to the prior year period due to higher ceded premiums. For the three months ended June 30, 2023, the components of fees received for reinsurance included $1.5 million of amortization of deferred gain on reinsurance from our Consolidated Statements of Comprehensive Loss and $3.3 million of deferred coinsurance ceding commission from our Consolidated Statements of Cash Flows.

For the six months ended June 30, 2023, fees received for reinsurance increased by $2.6 million compared to the prior year period due to higher ceded premiums. For the six months ended June 30, 2023, the components of fees received for reinsurance included $3.1 million of amortization of deferred gain on reinsurance from our Consolidated Statements of Comprehensive Loss and $5.2 million of deferred coinsurance ceding commission from our Consolidated Statements of Cash Flows.

Reconciliation – Management Expenses to GAAP Expenses

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Management Expenses
G&A	$12,521	$6,999	$24,034	$15,850

Management interest credited	3,977	2,895	7,640	5,937
Amortization of deferred acquisition costs	1,914	1,052	3,617	1,902
Expenses related to retained business	5,891	3,947	11,257	7,839
Management expenses - total	$18,412	$10,946	$35,291	$23,689

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
G&A
Salaries and benefits - GAAP	$5,817	$4,298	$11,320	$8,615
Other operating expenses - GAAP	5,002	(2,240)	18,915	(4,060)
Subtotal	10,819	2,058	30,235	4,555
Adjustments:
Less: Stock-based compensation	(289)	(354)	(603)	(386)
Less: Mark-to-market option allowance	1,991	5,295	(5,598)	11,681
G&A	$12,521	$6,999	$24,034	$15,850

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Management Interest Credited
Interest credited - GAAP	$12,590	$(5,496)	$20,279	$(12,170)
Adjustments:
Less: FIA interest credited - GAAP	(8,613)	6,401	(14,941)	14,165
Add: FIA options cost - amortized - GAAP	-	1,990	2,302	3,942
Management interest credited	$3,977	$2,895	$7,640	$5,937

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Reconciliation - Management Expenses to GAAP Expenses
Total expenses - GAAP	$26,529	$(1,392)	$56,294	$(4,719)
Adjustments:
Less: Benefits	(1,206)	(994)	(2,163)	(994)
Less: Stock-based compensation	(289)	(354)	(603)	(386)
Less: Mark-to-market option allowance	1,991	5,295	(5,598)	11,681
Less: FIA interest credited - GAAP	(8,613)	6,401	(14,941)	14,165
Add: FIA options cost - amortized - GAAP	-	1,990	2,302	3,942
Management expenses - total	$18,412	$10,946	$35,291	$23,689

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

For the three months ended June 30, 2023, GAAP general and administrative expenses totaled $24.0 million compared to $15.9 million for the prior year. For the three months ended June 30, 2023, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with $0.3 million of non-cash stock-based compensation and $ (5.6) million of non-cash mark-to-market expense of our derivative option allowance, which we exclude in our management G&A.

For the six months ended June 30, 2023, GAAP general and administrative expenses totaled $24.0 million compared to $15.9 million for the prior year. For the six months ended June 30, 2023, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with $0.6 million of non-cash stock-based compensation and $ (5.6) million of non-cash mark-to-market expense of our derivative option allowance, which we exclude in our management G&A.

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

For the three months ended June 30, 2023, GAAP interest credited totaled $12.6 million compared to $(5.5) million for the prior year. For the three months ended June 30, 2023, as disclosed above, included in these expenses is GAAP interest credited related to our retained FIA policies of approximately $8.6 million.

For the six months ended June 30, 2023, GAAP interest credited totaled $20.3 million compared to $(12.2) million for the prior year. For the six months ended June 30, 2023, as disclosed above, included in these expenses is GAAP interest credited related to our retained FIA policies of approximately $14.9 million.

Liquidity and Capital Resources

Investments

Information regarding our investment portfolio, which is comprised primarily of investment grade, fixed maturity  securities, is presented in Part I, Note 3 and the Consolidated Financial Statements in this report.

Comparative Cash Flows

At June 30, 2023 and December 31, 2022, we had cash and cash equivalents totaling $194.3 and $191.4 million, respectively. Our short-term liquidity requirements, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet our operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity benefits.

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

	Six months ended June 30,
	2023	2022
(In thousands)
Net cash (used in) provided by operating activities	$(17,886)	$35,527
Net cash (used in) investing activities	(380,078)	(282,004)
Net cash provided by financing activities	400,825	233,428
Net (decrease) increase in cash and cash equivalents	2,861	(13,049)
Cash and cash equivalents:
Beginning of period	191,414	142,013
End of period	$194,275	$128,964

Cash Provided by Operating Activities

Net cash provided by operating activities was $62.4 million for the six months ended June 30, 2023, which was comprised primarily of an increase in deposit type liabilities of $107.4 million and an increase in receivable and payable for securities of $28.9 million, offset by decreases in realized gains on investments of $37.1 million, reinsurance recoverables of $33.7 million, and net premium and discount of investments of $8.6 million.

Cash Used in Investing Activities

Net cash used for investing activities for the six months ended June 30, 2023 was $460.3 million. The primary source of cash used was from our purchase of investments from sales of the MYGA and FIA products of $722.2 million. Offsetting this use of cash was our sale of investments of $264.2 million.

Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2023 was $400.8 million. The primary source of cash was net receipts on the MYGA and FIA products of $457.8 million.

As of June 30, 2023, we held $201.2 million of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated. Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade of our Senior Notes rating to noninvestment grade status or a downgrade in our insurance subsidiaries' financial strength ratings. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.

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

Total capital was $2,280.9 million at June 30, 2023, including $25.0 million of short-term and long-term debt. Total debt represented 1.10% of total capital including net unrealized investment gains on fixed maturity securities (1.11% of total capital excluding net unrealized investment gains on fixed maturity securities) at June 30, 2023.

Stockholders’ equity was $29.3 million at June 30, 2023, including net unrealized investment gains on fixed maturity securities of negative $57.4 million after taxes and the related impact of DAC associated with annuity contracts with account values. The market value of our common stock and the market value per share were $47.0 million and $26.32, respectively, at June 30, 2023.

The Company did not pay dividends in the six months ended June 30, 2023.

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

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada and other lenders with a capacity of $30 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of our assets. The balance of the revolving credit was $25.0 million at June 30, 2023, with $5.0 million unutilized credit.

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

At its November 2022 meeting, the Company’s Board of Directors approved the “FHLB Program Recommendations and Strategy Document” that allowed for FHLB funding to be used for spread lending business, beginning in the fourth quarter of 2022. The strategy initially utilizes FHLB advances of up to 5% of American Life’s balance sheet. As of June 30, 2023, we had $66.0 million of borrowings outstanding with the Federal Home Loan Bank (“FHLB”).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER

2.1

Agreement and Plan of Merger, dated as of April 30, 2023, by and among Midwest Holding Inc., Midas Parent, LP and Midas Merger Acquisition Sub, Inc. (incorporated herein by reference to Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2023).

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

Dated: August 11, 2023

MIDWEST HOLDING INC.

By:	/s/ Georgette Nicholas
Name:	Georgette Nicholas
Title:	Chief Executive Officer

By:	/s/ Daniel Maloney
Name:	Daniel Maloney
Title:	Executive Vice President of Accounting and Finance