Form 10-Q
period 2023-09-30
MIDWEST HOLDING INC.
filed 2023-11-13
CIK 355379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023
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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates as of October 31, 2023 was $98.0 million calculated by reference to the average of the bid and ask price of such voting common stock on October 31, 2023.

As of November 13, 2023, there were 3,744,645 shares of voting common stock, par value $0.001 per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Midwest Holding Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
(In thousands, except share information)	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost: $1,717,921 in 2023, and $1,269,735 in 2022. Allowance for credit losses of $8,917 in 2023.) (See Note 3)	$1,643,832	$1,214,635
Mortgage loans on real estate, held for investment (Allowance for credit losses of $1,577 in 2023.)	421,232	227,047
Derivative instruments (See Note 4)	26,559	15,934
Equity securities, at fair value (cost: $5,592 in 2023 and $5,592 in 2022)	5,112	5,111
Other invested assets (Allowance for credit losses of $1,600 in 2023.)	126,777	112,431
Preferred stock	33,926	31,415
Deposits and notes receivable	10,774	8,359
Policy loans	83	25
Total investments	2,268,295	1,614,957
Cash and cash equivalents	197,804	191,414
Deferred acquisition costs, net	69,470	43,433
Premiums receivable	63	362
Accrued investment income	44,694	25,165
Reinsurance recoverables (See Note 8)	27,870	20,190
Property and equipment, net	1,721	1,897
Receivable for securities sold	-	10,518
Other assets	14,335	12,495
Total assets	$2,624,252	$1,920,431
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$11,532	$12,945
Deposit-type contracts (See Note 6)	2,453,282	1,743,348
Other policy-holder funds	4,530	4,105
Notes payable (See Note 7)	25,000	25,000
Deferred gain on coinsurance transactions	44,140	38,063
Payable for securities purchased	27,029	8,872
Other liabilities	36,786	53,721
Total liabilities	2,602,299	1,886,054
Stockholders’ Equity:
Preferred stock, $0.001 par value; authorized 2,000,000 shares; no shares issued and outstanding as of September 30, 2023 or December 31, 2022	—	—
Voting common stock, $0.001 par value; authorized 20,000,000 shares; 3,744,645 shares issued and outstanding as of September 30, 2023, and 3,727,976 as of December 31, 2022, respectively; non-voting common stock, $0.001 par value, 2,000,000 shares authorized; no shares issued and outstanding September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	138,122	138,482
Treasury stock	(175)	(175)
Accumulated deficit	(67,361)	(63,019)
Accumulated other comprehensive loss	(66,886)	(51,386)
Total Midwest Holding Inc.'s stockholders' equity	3,704	23,906
Noncontrolling interests	18,249	10,471
Total stockholders' equity	21,953	34,377
Total liabilities and stockholders' equity	$2,624,252	$1,920,431

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

September 30, 2023 and 2022

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Revenues
Investment income, net of expenses	$20,796	12,938	$64,237	$29,721
Net realized (loss) gain on investments	(8,946)	4,135	9,427	(14,676)
Amortization of deferred gain on reinsurance transactions	1,392	1,239	4,463	3,251
Policy administration fees	874	536	1,992	1,398
Service fee revenue, net of expenses	2,298	118	3,582	1,632
Other revenue	5	33	235	132
Total revenue	16,419	18,999	83,936	21,458
Expenses
Interest credited	2,524	5,682	22,803	(6,489)
Benefits	(526)	1,351	1,638	2,345
Amortization of deferred acquisition costs	2,215	1,193	5,832	3,095
Salaries and benefits	3,805	3,751	15,124	12,366
Other operating expenses	956	2,317	19,869	(1,744)
Total expenses	8,974	14,294	65,266	9,573
Net income before income tax expense	7,445	4,705	18,670	11,885
Income tax expense (See Note 9)	(4,606)	(1,250)	(10,482)	(3,848)
Net income after income tax expense	2,839	3,455	8,188	8,037
Less: Income (loss) attributable to noncontrolling interest	2,454	(3,976)	7,856	(8,846)
Net income attributable to Midwest Holding Inc.	385	7,431	332	16,883
Comprehensive loss:
Unrealized losses on investments arising during the three months ended September 2023 and 2022, net of offsets, net of tax ($2.1 million and $5.4 million, respectively); Unrealized losses on investments arising during the nine months ended September 2023 and 2022, net of offsets, net of tax ($3.4 million and $10.4 million, respectively)	(9,937)	(26,114)	(16,167)	(55,483)
Less: Reclassification adjustment for net realized gains (losses) on investments, net of offsets during the three months ended September 2023 and 2022 (net of tax less than $(0.1) million and $(19.9) million respectively); Reclassification adjustment for net realized gains (losses) on investments, net of offsets during the nine months ended September 2023 and 2022 (net of tax $(0.2) million and $(24.9) million respectively)	484	(952)	667	(94)
Other comprehensive loss	(9,453)	(27,066)	(15,500)	(55,577)
Comprehensive loss:	$(9,068)	$(19,635)	$(15,168)	$(38,694)

Impairment
Total other-than-temporary impairment	-	346	-	880
Net other-than-temporary impairment loss recognized in net income	$-	346	$-	880

Income per common share
Basic	$0.10	$1.99	$0.09	$4.52
Diluted	$0.10	$1.96	$0.09	$4.45

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

September 30, 2023 and 2022

(Unaudited)

	Three months ended September 30, 2023 and 2022
			Additional
	Treasury	Common	Paid-In	Accumulated		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Deficit	AOCI*	Interest	Equity
Balance at June 30, 2022	$(175)	$4	$138,838	$(60,707)	$(25,877)	$12,413	$64,496
Net income	-	-	-	7,431	-	-	7,431
Employee stock options	-	-	(672)	-	-	-	(672)
Unrealized losses on investments, net of taxes	-	-	-	-	(27,066)	-	(27,066)
Noncontrolling interest	-	-	-	-	-	(4,319)	(4,319)
Balance, September 30, 2022	$(175)	$4	$138,166	$(53,276)	$(52,943)	$8,094	$39,870

Balance at June 30, 2023	$(175)	$4	$139,085	$(67,746)	$(57,433)	$15,565	$29,300
Net income	-	-	-	385	-	-	385
Employee stock options	-	-	88	-	-	-	88
Unrealized gains on investments, net of taxes	-	-	-	-	(9,453)	-	(9,453)
Dividends paid	-	-	(1,051)	-	-	-	(1,051)
Cumulative effect of change in accounting estimate	-	-	-	-	-	-	-
Noncontrolling interest	-	-	-	-	-	2,684	2,684
Balance, September 30, 2023	$(175)	$4	$138,122	$(67,361)	$(66,886)	$18,249	$21,953

	Nine months ended September 30, 2023 and 2022
			Additional
	Treasury	Common	Paid-In	Accumulated		Noncontrolling	Total
(In thousands)	Stock	Stock	Capital	Deficit	AOCI*	Interest	Equity
Balance at December 31, 2021	$(175)	$4	$138,452	$(70,159)	$2,634	$15,000	$85,756
Net income	-	-	-	16,883	-	-	16,883
Employee stock options	-	-	(286)	-	-	-	(286)
Unrealized losses on investments, net of taxes	-	-	-	-	(55,577)	-	(55,577)
Noncontrolling interest	-	-	-	-	-	(6,906)	(6,906)
Balance, September 30, 2022	$(175)	$4	$138,166	$(53,276)	$(52,943)	$8,094	$39,870

Balance at December 31, 2022	$(175)	$4	$138,482	$(63,019)	$(51,386)	$10,471	$34,377
Net income	-	-	-	332	-	-	332
Employee stock options	-	-	691	-	-	-	691
Unrealized losses on investments, net of taxes	-	-	-	-	(15,500)	-	(15,500)
Dividends paid	-	-	(1,051)	-	-	-	(1,051)
Cumulative effect of change in accounting estimate	-	-	-	(4,674)	-	-	(4,674)
Noncontrolling interest	-	-	-	-	-	7,778	7,778
Balance, September 30, 2023	$(175)	$4	$138,122	$(67,361)	$(66,886)	$18,249	$21,953

* Accumulated other comprehensive income (loss)

See Notes to Consolidated Financial Statements.

Midwest Holding Inc. and Subsidiaries

Consolidated Statements of Cash Flows

September 30, 2023 and

2022

	Nine months ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Income attributable to Midwest Holding Inc.	$332	$16,883
Adjustments to arrive at cash provided by operating activities:
Net premium and discount on investments	(16,055)	(6,982)
Depreciation and amortization	281	229
Stock options	691	(287)
Amortization of deferred acquisition costs	5,832	3,095
Deferred acquisition costs capitalized	(32,425)	(18,285)
Net realized (loss) gain on investments	(5,950)	14,676
Allowance for Credit Losses	4,751	-
Deferred gain on coinsurance transactions	6,077	6,875
Changes in operating assets and liabilities:
Reinsurance recoverable	(3,679)	33,698
Interest and dividends due and accrued	(19,530)	(10,292)
Premiums receivable	299	(10)
Deposit-type liabilities	92,184	(17,245)
Policy liabilities	(989)	2,740
Receivable and payable for securities	28,673	22,100
Other assets and liabilities	(21,186)	17,697
Net cash provided by operating activities	39,306	64,892
Cash flows from investing activities:
Fixed maturities available for sale:
Purchases	(576,960)	(692,348)
Proceeds from sale or maturity	147,965	296,179
Mortgage loans on real estate, held for investment
Purchases	(306,010)	(75,985)
Proceeds from sale	110,785	58,033
Derivatives
Purchases	(22,249)	(22,981)
Proceeds from sale	12,730	3,232
Equity securities
Purchases	(1)	-
Proceeds from sale	-	12,772
Other invested assets
Purchases	(88,825)	(48,302)
Proceeds from sale	69,639	3,334
Purchase of restricted common stock	(1,700)	(1)
Preferred stock
Purchases	(2,511)	(2,893)
Net change in policy loans	(58)	66
Net purchases of property and equipment	(102)	(1,830)
Net cash used in investing activities	(657,297)	(470,724)
Cash flows from financing activities:
Net transfer to noncontrolling interest	7,682	(6,906)
Dividends Paid	(1,051)	-
Receipts on deposit-type contracts	716,540	509,660
Withdrawals on deposit-type contracts	(98,790)	(30,271)
Net cash provided by financing activities	624,381	472,483
Net increase in cash and cash equivalents	6,390	66,651
Cash and cash equivalents:
Beginning	191,414	142,013
Ending	$197,804	$208,664

Supplementary information
Cash paid for taxes	$9,682	$2,870

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

American Life is a Nebraska-domiciled life insurance company, that was licensed to sell, underwrite, and market life insurance and annuity products in 25 states and the District of Columbia as of September 30, 2023.

Effective March 12, 2020, Seneca Re, a Vermont limited liability company, was formed by Midwest to operate as a sponsored captive insurance company for the purpose of insuring and reinsuring various types of risks of its participants through one or more protected cells and to conduct any other business or activity that is permitted for sponsored captive insurance companies under Vermont insurance regulations. On March 30, 2020, Seneca Re received its Certificate of Authority to transact the business of a captive insurance company. On May 12, 2020, Midwest contributed $0.3 million to Seneca Re for a 100% ownership interest. On April 15, 2020, Midwest entered into an operating agreement with Seneca Re and as of September 30, 2023, Seneca Re has three incorporated cells, including Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Incorporated Cell, LLC 2021-03 (“SRC3”), which are consolidated in our financial statements. Additionally, Seneca Incorporated Cell, LLC 2022-04 (“SRC4”) was established on September 30, 2022; however, management has determined that the entity does not qualify for consolidation into our financial statements.

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

On July 27, 2020, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2020-02 (“SRC2”)). SRC2 was capitalized by Crestline Management, L.P. (“Crestline”), an affiliate of Crestline Assurance Holdings LLC, a significant shareholder of Midwest. The Reinsurance Agreement, which was effective as of April 24, 2020, was entered into pursuant to a Master Letter Agreement (the “Master Agreement”) also dated and effective as of April 24, 2020, by and among American Life, Seneca Re and Crestline. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of fixed indexed and multi-year guaranteed annuity products. Concurrently with the Reinsurance Agreement:

●	American Life and SRC2 each entered into investment management agreements with Crestline, pursuant to which Crestline manages the assets that support the reinsured business; and
●	American Life and SRC2 entered into a trust agreement whereby SRC2 maintains for American Life’s benefit a trust account that supports the reinsured business.

Under the Master Agreement, Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its multi-year guaranteed annuities (“MYGA”) and a quota share percentage of 40% of the liabilities of American Life arising from its fixed indexed annuity (“FIA”) products. Effective December 8, 2020, American Life entered into a novation agreement with SRC2 and Crestline Re SPC, an exempted segregated portfolio company incorporated under the laws of the Cayman Islands, for and on behalf of Crestline SP1, a segregated portfolio company of Crestline Re SPC, under which the above-described Reinsurance Agreement, as well as the trust and related asset management agreements, were novated and replaced with substantially similar agreements entered into by American Life and Crestline SP1. The Reinsurance Agreement was most recently amended effective in April 2023 to allow Crestline to provide reinsurance funding for a quota share percentage of 20% of the liabilities of American Life arising from its three-year MYGAs, a quota share percentage of 10% of its five-year MYGAs, and a quota share percentage of 0% of the liabilities of American Life arising from its FIAs. The amended agreement limited the total amounts to be reinsured to $550 million.

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

On June 26, 2021, the Nebraska Department of Insurance (“NDOI”) issued its non-disapproval of the Modified Coinsurance Agreement (“Modco AEG Agreement”) of American Life with American Republic Insurance Company (“AEG”), an Iowa-domiciled reinsurance company. The agreement was executed on June 29, 2021. Under the Modco AEG Agreement, American Life initially ceded to AEG (and subsequently renewed), on a modified coinsurance basis, a 20% quota share of certain liabilities with respect to its five-year MYGA business and an initial 20% quota share of certain liabilities with respect to its FIA products. American Life has established a Modco Deposit Account to hold the assets for the Modco AEG Agreement. Effective February 28, 2023, AEG elected not to extend its commitment period for reinsuring liabilities under its Modco AEG Agreement; as a result, AEG’s current quota share with respect to both MYGA and FIA policies is 0%. The Modco AEG Agreement remains in place, and AEG remains responsible for previously ceded liabilities.

As of November 10, 2021, Midwest formed and purchased 100% of the common stock of an intermediary holding company which immediately purchased 100% of SRC3 Class A and B membership interests. Also dated as of November 10, 2021 but effective as of July 1, 2021, American Life and SRC3 entered into a Funds Withheld and Modified Coinsurance Agreement, whereby SRC3 agreed to provide reinsurance funding for an ongoing quota share percentage of 45% of the liabilities of American Life arising from its MYGA products and a quota share percentage of 45% of the liabilities of American Life arising from its FIA products. The agreement with SRC3 has been amended, most recently in the fourth quarter of 2022, to provide one-time reinsurance funding for a quota share of $10.0 million of the liabilities of American Life arising from its 10-year FIA products.

As of September 30, 2022, American Life entered into a reinsurance agreement (the “Reinsurance Agreement”) with a new protected cell formed by Seneca Re (Seneca Incorporated Cell, LLC 2022-04 (“SRC4”)). SRC4 was capitalized by loans from Embrace Software, Inc. and Tillman Networks LLC. The Reinsurance Agreement was effective as of July 1, 2022, by and between American Life and SRC4. The Reinsurance Agreement supports American Life’s new business production by providing reinsurance capacity for American Life to write certain kinds of fixed indexed and multi-year guaranteed annuity products. Under the Reinsurance Agreement, SRC4 initially agreed to provide reinsurance funding for a quota share percentage of 45% of the liabilities of American Life arising from its five-year MYGA products and a quota share percentage of 10% of the liabilities of American Life arising from its three-year MYGA products. American Life has established a Modco Deposit Account, a Funds Withheld custody account, and a Trust Account pursuant to the Reinsurance Agreement. The initial settlement included net premium of $21.4 million and net reserves of $21.5 million for the Modco Deposit Account. Also on September 30, 2022, American Life entered into an Investment Management Agreement (“IMA”) with CoVenture Management, LLC (“CoVenture”) naming CoVenture as the manager of certain assets held by American Life on behalf of SRC4.

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

Basis of Presentation

These consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a summary of our significant accounting policies and estimates. These accounting policies inherently require significant judgment and assumptions, and actual operating results could differ significantly from management’s estimates determined using these policies. We believe the following accounting policies, judgments and estimates are the most critical to the understanding of our results of operations and financial position. All intercompany accounts and transactions have been eliminated in consolidation and certain immaterial reclassifications have been made to the prior period results to conform to the current period’s presentation with no impact on results of operations or total stockholders’ equity.

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

If the Company has not made the decision to sell and it is not more likely than not that the Company will be required to sell before the anticipated recovery of its amortized cost basis, the Company evaluates whether it expects to receive cash flows sufficient to recover the entire amortized cost basis of the fixed maturity. The Company estimates the anticipated recovery value based on the best estimate of future cash flows considering past events, current conditions and reasonable and supportable forecasts. The estimated future cash flows are discounted at the fixed maturity’s current effective rate and are compared to the amortized cost basis of the fixed maturity. The determination of cash flow estimates is inherently subjective, and methodologies may vary depending on facts and circumstances specific to the fixed maturity. All reasonably available information relevant to the collectability of the fixed maturity are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the fixed maturity, prepayment speeds, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, origination vintage year, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate the anticipated recovery value if the Company determines that the fixed maturity is dependent on the liquidation of collateral for ultimate settlement.

If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis, a credit loss allowance is recorded as a net investment loss for the shortfall in expected cash flows; however, the amortized cost basis, net of the credit loss allowance, may not be lower than the fair value of the fixed maturity. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If the Company determines that the fixed maturity does not have sufficient cash flows or other information to estimate a recovery value for the fixed maturity, the Company may conclude that the entire decline in fair value is deemed to be credit-related and the loss is recognized as a net investment loss.

When a fixed maturity is sold or otherwise disposed of or the fixed maturity is deemed uncollectible and written-off, the Company reverses amounts previously recognized in the credit loss allowance through net investment gains (losses). Recoveries after write-offs are recognized when received. The Company does not measure a credit loss allowance on accrued interest receivable as accrued interest receivable is written off to net investment income in a timely manner when there are concerns regarding collectability.

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

Certain available-for-sale investments are maintained as collateral under Funds Withheld (“FW”) and Modified Coinsurance (“Modco”) agreements but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. American Life has treaties with several third-party reinsurers that have FW and Modco provisions. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In an FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers to reduce the potential credit risk. The unrealized gains/losses on those investments are passed through to the third-party reinsurers as either a realized gain or loss on the Consolidated Statements of Comprehensive Loss.

Mortgage Loans on Real Estate

Mortgage loans on real estate, held for investment are carried at unpaid principal balances, net of allowance for expected credit losses. Interest income is recognized in net investment income at the contract interest rate when earned. A mortgage loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances for impairments on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlements of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments on an individual loan basis as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate and disposition of collateral. These evaluations are revised as conditions change and added information becomes available. As of September 30, 2023, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million, and another asset with an impairment for the full value of $0.6 million. At December 31, 2022, the company had one asset valued at $7.7 million with a total impairment of $1.4 million.

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

During the last quarter of 2020, the Company began investing in futures to hedge the fluctuations in various aspects of our business. The formal documentation and hedge effectiveness was not completed at the date we entered into those futures contracts; therefore, they do not qualify for hedge accounting. The change in fair market values of these futures were recorded on our Consolidated Statements of Comprehensive Loss as realized gains or (losses).

Additionally, reinsurance agreements written on an FW or Modco basis contain embedded derivatives on our annuity products. Gains or (losses) associated with the performance of assets maintained in the modified coinsurance deposit and funds withheld custody accounts are reflected as realized (losses) or gains in the Consolidated Statements of Comprehensive Loss.

Equity Securities

Equity securities at September 30, 2023, consisted of exchange traded funds (“ETFs”). The ETFs are carried at fair value with the change in fair value recorded through realized gains and losses in the Consolidated Statements of Comprehensive Loss. As of September 30, 2023, and December 31, 2022 we held $5.1 million of ETFs.

Preferred Stock

The company holds investments in preferred stock of $33.9 million as of September 30, 2023 and $31.4 million as of December 31, 2022, of which $10.0 million was redeemable at both dates. Changes in the fair value of preferred stock are recorded through unrealized gains and losses in net investment income in the Consolidated Statements of Comprehensive Loss.

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”), acquiring preferred equity and warrants, and later created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the preferred equity and warrants, and also created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity and warrants at a market value in USD of $12.3 million as of September 30, 2023 and $10.5 million of December 31, 2022. For the three months ended September 30, 2023, $ (0.7) million of investment income related to ACH was recognized, and $ (0.2) million was attributed to the noncontrolling interest held by Crestline Re SP1. For the three months ended September 30, 2022, $0.2 million of investment income was recognized, and less than $0.1 million was attributed to Crestline Re SP1. For the nine months ended September 30, 2023 $2.1 million of investment income related to ACH was recognized, and $0.6 million was attributed to the noncontrolling interest held by Crestline Re SP1. For  the nine months ended September 30, 2022, $1.8 million of investment income was recognized, and $0.5 million was attributed to Crestline Re SP1.

Other Invested Assets

Other invested assets consists of approximately $126.8 million of various investments. Of this total, approximately $113.7 million are primarily collateral loans, and $13.1 million of private credit and equipment leases. The collateral loans, private credit and equipment leases are carried at fair market value, net of allowance for expected credit losses. Also, we had an initial investment of $19.0 million investment in a private fund between American Life and an unaffiliated entity, PF Collinwood Holdings, LLC (“PFC”), with American Life owning 100% of the entity effective January 2021. The fair value of the PFC investment as of September 30, 2023, was $11.2 million and as of December 31, 2022, $13.7 million, respectively, with any change in fair market value recorded in unrealized gains and losses in equity on the balance sheet.  On February 2, 2022, we established a special purpose vehicle, Python Asset Holding LLC, with American Life owning 100% of the entity with an initial investment of $7.4 million. As of September 30, 2023, our investment in Python was carried at the net asset value (“NAV”) plus approximately $0.7 million of investment income.

Deposits and notes receivable

Investment escrow

The Company held in escrow $1.3 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively. The cash held at year end was used to purchase mortgages in October and January 2023, respectively.

Federal Home Loan Bank stock

American Life initially purchased Federal Home Loan Bank of Topeka (“FHLB”) common stock on May 5, 2021. This investment was made to solidify our membership with FHLB Topeka. The carrying value of FHLB stock approximates fair value since the Company can redeem the stock with FHLB at cost. As a member of the FHLB, the Company is required to purchase this stock, which is carried at cost and classified as restricted equity securities.

Membership allows access to various funding arrangements to provide a source of additional liquidity. As of September 30, 2023, the Company had pledged assets with a market value of $233.5 million to FHLB to allow a borrowing capacity of $212.0 million and $121.1 million pledged as of December 31, 2022 to allow a borrowing capacity of $109.8 million. As of September 30, 2023 we had $68.0 million of outstanding funding arrangements, and $29.0 million outstanding as of December 31, 2022.

Notes Receivable

The Company held notes receivable carried at fair value of $6.5 million and $6.3 million as of September 30, 2023 and December 31, 2022, respectively, between American Life and a related party. The note receivable has an annual interest rate of 5% which is paid in kind (“PIK”) interest per annum that increases the outstanding note balance. This note was rated BBB+ by a nationally recognized statistical rating organization. This note matures on June 18, 2050. See Note 16 – Related Party – Chelsea for details regarding this note.

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

The following table represents a roll forward of DAC, net of reinsurance:

(In thousands)	September 30, 2023	December 31, 2022
Beginning balance	$43,433	$24,530
Additions	32,425	23,857
Amortization	(4,369)	(3,905)
Interest	(1,463)	(883)
Impact of unrealized investment losses	(556)	(166)
Ending balance	$69,470	$43,433

Recoverability of deferred acquisition costs is evaluated periodically by comparing the current estimate of the present value of expected pretax future profits to the unamortized asset balance. If this current estimate is less than the existing balance, the difference is charged to expense. The Company performs a recoverability analysis annually in the fourth quarter unless events occur which in management’s judgment require an immediate review. The Company performed a recoverability analysis during the third quarter of 2023 and determined that all DAC balances were recoverable as of September 30, 2023 and December 31, 2022.

Premiums Receivable

Premiums receivable consists of premiums earned on our legacy insurance business which have been earned but have not yet been collected. Amounts are receivable from our legacy business partners and were less than $0.1 million and $0.4 million at September 30, 2023 and December 31, 2022 respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Annual depreciation is primarily computed using straight-line methods for financial reporting and straight-line and accelerated methods for tax purposes. Furniture and equipment is depreciated over three to seven years and computer software and equipment is generally depreciated over three years. Depreciation expense totaled $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense totaled $0.3 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. The accumulated depreciation, net of disposals, totaled $1.7 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively.

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

Midwest formed Seneca Re in early 2020, followed by Seneca Incorporated Cell, LLC 2020-01 (“SRC1”) and Seneca Incorporated Cell, LLC 2021-03 (“SRC3”) which are consolidated in these financial statements. Midwest sold approximately 70% ownership of SRC1 to an ORIX Corporation USA subsidiary on December 30, 2021, and retained 30% ownership. Midwest maintains control over SRC1 and we continue to consolidate SRC1, in these financial statements. Additionally, Seneca Re has established Seneca Incorporated Cell, LLC 2022-04; however, management has determined that Midwest does not control the entity and thus it is not consolidated into these financial statements. American Life entered into a novation agreement with Seneca Incorporated Cell, LLC 2020-02 (“SRC2”)  and Crestline Re SPC, for and on behalf of Crestline Re SP1, under which the above-described reinsurance, trust and related asset management agreements were novated and replaced with substantially similar agreements entered into by American Life and Crestline Re SP1.

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

American Life currently has treaties with several third-party reinsurers and one related party reinsurer. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In an FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers, to reduce the potential credit risk. Under those provisions with third-party reinsurers, the assets backing the treaties are maintained by American Life as investments but the assets and total returns or losses on the investments are owned by the reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in Comprehensive Loss and Note 4 below.

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized gains and (losses) as of September 30, 2023 and December 31, 2022. The terms of the contracts with the third-party reinsurers provide that changes in the unrealized gains and (losses) on the portfolios accrue to the third-party reinsurers. To recognize changes in the third-party unrealized gains and (losses), American Life records the year-to-date change as an offsetting realized (loss) or gain in Net Realized (Loss) Gain on Investments on the Consolidated Statements of Comprehensive Loss and in amounts recoverable from third-party reinsurers on the Consolidated Balance Sheets. For further discussion see Note 4 below.

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

In 2021, the Company became a member of FHLB, which provides access to collateralized borrowings and other FHLB products. Any borrowing from FHLB requires the purchase of FHLB activity-based common stock in an amount equal to 4.5% of the borrowing. In 2022, the Board authorized a maximum amount equal to 5% of net aggregate admitted retained assets of American Life for FHLB advances and funding agreements combined. In 2023 and 2022, American Life received advances of $39.0 million and $29.0 million respectively, from FHLB under funding agreements and made no repayments on FHLB funding agreements. Outstanding advances under FHLB funding agreements are reported as part of deposit-type contracts in the Consolidated Balance Sheets and totaled $68.0 million as of September 30, 2023, and $29.0 million as of December 31, 2022. Interest on the funding agreements accrues at their effective interest rates.

As of September 30, 2023, scheduled maturity dates for outstanding FHLB funding agreements were as follows:

(Dollar amounts in thousands)	Interest
Maturity Date	Rate	Amount
March 1, 2024	5.540%	$16,000
January 22, 2025	5.690%	13,000
January 22, 2025	5.655%	2,000
August 16, 2025	5.955%	8,000
September 1, 2027	5.885%	4,000
September 15, 2027	5.965%	8,000
October 1, 2027	5.895%	9,000
December 1, 2027	5.875%	6,000
December 1, 2027	5.860%	2,000
		$68,000

Note Payable

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada and other lenders with a capacity of $30.0 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of our assets. The balance of the revolving credit was $25.0 million at September 30, 2023, and December 31, 2022, with $5.0 million unutilized credit.

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

Earnings Per Share

Basic income per share for the three months ended September 30, 2023 and 2022 was $0.10 and $1.99 respectively, which includes a loss of $ (2.1) million and a gain of $0.1 million from an embedded derivative, respectively. Basic income per share for the nine months ended September 30, 2023 and 2022 was $0.09 and $4.52 respectively, which includes a gain of $1.8 million and $14.6 million from an embedded derivative, respectively.

The Company has 20.0 million voting common shares authorized, two million non-voting common shares authorized, and two million preferred shares authorized. There were 3,744,645 voting common shares issued and outstanding as of September 30, 2023 and 3,727,976 as of December 31, 2022.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

(In thousands, except per share amounts)
Numerator:
Net income attributable to Midwest Holding Inc.	$385	$7,431	$332	$16,883

Denominator:
Weighted average common shares outstanding	3,738,070	3,736,933	3,734,946	3,791,082
Effect of dilutive securities:
Stock options and deferred compensation agreements	138,600	52,000	138,600	52,000
Denominator for earnings per common share	3,876,670	3,788,933	3,873,546	3,843,082

Income per common share	$0.10	$1.99	$0.09	$4.52

Income per common share, diluted	$0.10	$1.96	$0.09	$4.45

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

Note 2. Non-controlling Interest

Disposal

On December 30, 2021, Midwest closed the sale of approximately 70% of SRC1 to a subsidiary of ORIX Corporation USA for $15.0 million. Under the terms of the agreement, Midwest holds a 30% ownership interest in SRC1. ORIX Advisers, LLC, another subsidiary of ORIX USA, is the manager of the assets underlying SRC1’s reinsurance obligations, replacing Midwest’s asset management arm, 1505 Capital LLC. Midwest carries the original purchase amount of $15.0 million as noncontrolling interest in the equity section of the Consolidated Balance Sheets plus cumulative income of $0.5 million as of September 30, 2023, and a cumulative loss of $5.5 million as of December 31, 2022.

Purchase

In 2020 American Life entered into a series of transactions with an unaffiliated entity, Ascona Group Holdings Ltd (“AGH”). Through these transactions American Life acquired preferred equity in AGH in British Pound Sterling (“GBP”) of 3.6 million along with warrants bearing no initial assigned value. American Life subsequently created a special purpose vehicle, Ascona Asset Holding LLC (“AAH”), to hold the Preferred Equity and Warrants, and later created Ascona Collinwood HoldCo LLC (“ACH”) to be the sole member of AAH. American Life and Crestline Re SP1 own 74% and 26%, respectively, of ACH. American Life is carrying the preferred equity at a market USD value of $12.3 million as of September 30, 2023, and $10.5 million as of December 31, 2022. The change in market value for the three months ended September 30, 2023 and 2022, of $ (0.7) million and $0.2 million for the preferred stock and warrants was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $ (0.7) million of investment income, $ (0.2) million was attributable to noncontrolling interest. The change in market value for the nine months ended September 30, 2023 and 2022, of $2.1 million and $1.8 million for the preferred stock and warrants was recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Of the $2.1 million of investment income, $0.6 million was attributable to noncontrolling interest.

Dividends

In September 2023, SRC1 declared and paid a cash dividend of $1.5 million to its shareholders. Of the amounts declared and paid, $1.0 million were received by the subsidiary of ORIX Corporation USA and $0.5 million was received by Midwest. The amounts received by Midwest have been eliminated in the consolidation of our financial statements in accordance with accounting principles generally accepted in the United States.

Note 3. Investments

The following table represents the amortized cost, allowance for credit losses, gross unrealized gains and losses, and estimated fair value of investments classified as available-for-sale as of September 30, 2023 and December 31, 2022:

		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Estimated
(In thousands)	Cost	Losses	Gains	Losses	Fair Value
September 30, 2023:
Fixed maturities:
Bonds:
U.S. government obligations	$1,448	$-	$521	$(64)	$1,905
Mortgage-backed securities	522,767	(386)	1,988	(42,045)	482,324
Asset-backed securities	39,121	-	84	(2,831)	36,374
Collateralized loan obligations	385,942	(613)	3,758	(12,363)	376,724
States and political subdivisions-general obligations	128	-	-	(4)	124
States and political subdivisions-special revenue	-	-	-	-	-
Corporate	68,242	(1,206)	31	(5,283)	61,784
Term loans	700,273	(5,332)	1,710	(12,054)	684,597
Total fixed maturities	$1,717,921	$(7,537)	$8,092	$(74,644)	$1,643,832
Mortgage loans on real estate, held for investment	422,809	(1,577)	-	-	421,232
Derivatives	37,829	-	5,296	(16,566)	26,559
Equity securities	5,592	-	-	(480)	5,112
Other invested assets	126,696	(1,600)	2,154	(473)	126,777
Preferred stock	38,801	-	177	(5,052)	33,926
Deposits and notes receivable	10,774	-	-	-	10,774
Policy loans	83	-	-	-	83
Total investments	$2,360,505	$(10,714)	$15,719	$(97,215)	$2,268,295

December 31, 2022:
Fixed maturities:
Bonds:
U.S. government obligations	$1,343	$-	$-	$(81)	$1,262
Mortgage-backed securities	316,105	-	469	(22,508)	294,066
Asset-backed securities	34,728	-	17	(3,989)	30,756
Collateralized loan obligations	308,871	-	726	(21,924)	287,673
States and political subdivisions-general obligations	104	-	-	(3)	101
States and political subdivisions-special revenue	228	-	-	(23)	205
Corporate	46,700	-	415	(5,515)	41,600
Term loans	561,656	-	1,923	(4,607)	558,972
Total fixed maturities	$1,269,735	$-	$3,550	$(58,650)	$1,214,635
Mortgage loans on real estate, held for investment	227,047	-	-	-	227,047
Derivatives	30,239	-	2,694	(16,999)	15,934
Equity securities	5,592	-	-	(481)	5,111
Other invested assets	108,979	-	3,667	(215)	112,431
Preferred stock	35,644	-	1,757	(5,986)	31,415
Deposits and notes receivable	8,359	-	-	-	8,359
Policy loans	25	-	-	-	25
Total investments	$1,685,620	$-	$11,668	$(82,331)	$1,614,957

The following table presents information related to allowance for credit losses as of September 30, 2023:

(In Thousands)	Balance December 31, 2022	Additional Allowance Recognized Due to Adoption of Accounting Guidance	Credit Loss Expense for the Current Period	Balance September 30, 2023

Fixed maturities
Bonds:
Mortgage-backed securities	$-	$3,564	$(3,178)	$386
Corporate	-	-	1,206	1,206
Asset-backed securities	-	273	(273)	-
Collateralized loan obligations	-	588	25	613
Term loans	-	8,518	(3,186)	5,332
Mortgage loans on real estate, held for investment	-	2,024	(447)	1,577
Other invested asset	-	1,703	(103)	1,600
Total allowance	$-	$16,670	$(5,956)	$10,714

(In Thousands)	Balance June 30, 2023	Additional Allowance Recognized Due to Adoption of Accounting Guidance	Credit Loss Expense for the Current Period	Balance September 30, 2023

Fixed maturities
Bonds:
Mortgage-backed securities	$1,035	$-	$(649)	$386
Corporate	1,297	-	(91)	1,206
Asset-backed securities	-	-	-	-
Collateralized loan obligations	480	-	133	613
Term loans	6,104	-	(772)	5,332
Mortgage loans on real estate, held for investment	1,493	-	84	1,577
Other invested asset	1,343	-	257	1,600
Total allowance	$11,752	$-	$(1,038)	$10,714

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$230,903	14.0%	$124,183	10.2%
AA	19,363	1.2	815	0.1
A	411,517	25.0	371,371	30.6
BBB	814,049	49.6	619,516	51.0
Total investment grade	1,475,832	89.8	1,115,885	91.9
BB and below	168,000	10.2	98,750	8.1
Total	$1,643,832	100.0%	$1,214,635	100.0%

Reflecting the quality of fixed maturities maintained by us, as of September 30, 2023 and December 31, 2022, 89.8% and 91.9%, respectively, of all fixed maturity securities were investment grade. The BB and below also includes maturities that have no rating.

The following table summarizes, for all fixed maturity securities in an unrealized loss position as of September 30, 2023 and December 31, 2022 for which an allowance for credit losses has not been recorded and the estimated fair value, pre-tax gross unrealized loss, and number of fixed maturities by consecutive months they have been in an unrealized loss position.

	September 30, 2023			December 31, 2022
		Gross	Number		Gross	Number
	Estimated	Unrealized	of	Estimated	Unrealized	of
(In thousands)	Fair Value	Loss	Securities(1)	Fair Value	Loss	Securities(1)
Fixed maturities:
Less than 12 months:
U.S. government obligations	$-	$-	-	$1,135	$(70)	13
Mortgage-backed securities	250,705	(8,878)	82	233,624	(18,464)	89
Asset-backed securities	7,576	(311)	6	24,552	(3,278)	23
Collateralized loan obligations	35,221	(740)	24	203,549	(16,730)	252
States and political subdivisions-general obligations	-	-	-	101	(3)	1
States and political subdivisions-special revenue	-	-	-	47	(2)	3
Corporate	30,732	(419)	16	37,286	(5,426)	64
Term loans	689,833	(12,052)	-	558,337	(4,607)	36
Greater than 12 months:
U.S. government obligations	1,149	(64)	9	126	(11)	5
Asset-backed securities	25,030	(2,520)	25	5,321	(711)	7
Collateralized loan obligations	175,805	(11,621)	246	37,814	(5,194)	47
States and political subdivisions-special revenue	124	(4)	2	158	(21)	7
Mortgage-backed securities	143,544	(33,168)	91	17,985	(4,044)	14
Corporate	20,952	(4,867)	52	376	(89)	7
Total fixed maturities	$1,380,671	$(74,644)	553	$1,120,411	$(58,650)	568

(1)We may reflect a fixed maturity in more than one aging category based on various purchase dates.

Our securities positions resulted in a gross unrealized loss position as of September 30, 2023 that was greater than the gross unrealized loss position at December 31, 2022. The Company views the decrease in fair value for all of the fixed maturity securities with unrealized losses as of September 30, 2023, which are driven largely by increasing interest rates, spread widening, financial market illiquidity and/or market volatility, as temporary. As of September 30, 2023, the Company has not made the decision to sell these securities and the Company does not believe it will be required to sell the fixed maturity securities with unrealized losses before an anticipated recovery in value. Therefore, it was determined that the unrealized losses on the fixed maturity securities were not indicative of any credit loss impairments as of September 30, 2023.

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

The Company purchases and sells equipment leases in its investment portfolio. As of September 30, 2023, the Company owned several leases, all of which were performing. No impairment was required as of September 30, 2023.

The amortized cost and estimated fair value of fixed maturities as of September 30, 2023, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Due in one year or less	$199,892	$195,433
Due after one year through five years	879,623	860,178
Due after five years through ten years	433,369	401,992
Due after ten years through twenty years	162,978	152,915
Due after twenty years	42,059	33,314
	$1,717,921	$1,643,832

The Company is required to hold assets on deposit for the benefit of policyholders in accordance with statutory rules and regulations. At September 30, 2023 and December 31, 2022, these required deposits had a total amortized cost of $1.7 million and $1.2 million, respectively, and fair values of $1.7 million and $1.0 million, respectively.

Mortgage loans consist of the following:

(In thousands)	September 30, 2023	December 31, 2022

1-4 Family	$59,820	$59,579
Hospitality	6,385	12,902
Land	66,743	62,119
Multifamily (5+)	107,330	34,072
Retail	48,182	22,119
Other	134,349	36,256
Allowance for credit loss	(1,577)	-
Total mortgage loans	$421,232	$227,047

Geographic Location:

As of September 30, 2023, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in loans secured by properties in New York (22%), New Zealand (16%), New Jersey (14%), Florida (8%), and California

(5%)). As of December 31, 2022, the commercial mortgages loans were secured by properties geographically dispersed (with the largest concentrations in New York (24%), Florida (15%), Delaware (10%), California (6%), and Arizona (5%)).

The loan-to-value ratio is expressed as a percentage of the amount of the loan relative to the value of the underlying property. A loan-to-value ratio in excess of 100% indicates the unpaid loan amount exceeds the underlying collateral. The following represents the loan-to-value ratio of the commercial mortgage loan portfolio, excluding those under development, net of valuation allowances. As of September 30, 2023, the Company held one asset valued at $7.7 million with an impairment of $1.4 million and one asset with an impairment for the full value of $0.6 million. At December 31, 2022, the company had one asset valued at $7.7 million with a total impairment of $1.4 million.

Commercial Mortgage Loans

(In thousands)	September 30, 2023	December 31, 2022
Loan-to-Value Ratio:
0%-59.99%	$285,205	$108,281
60%-69.99%	85,990	79,968
70%-79.99%	35,536	33,268
80% or greater	14,501	5,530
Total mortgage loans	$421,232	$227,047

The components of net investment income for three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Fixed maturities	$47,552	$21,466	$115,452	$69,699
Mortgage loans	7,636	1,627	20,610	11,265
Other invested assets	4,654	334	10,117	6,157
Other interest income	8,179	11,158	26,457	27,222
Gross investment income	68,021	34,585	172,636	114,343
Less: investment expenses	(9,447)	(3,911)	(20,711)	(25,273)
Less: amounts ceded to reinsurers	(37,778)	(17,736)	(87,688)	(59,349)
Investment income, net of expenses	$20,796	$12,938	$64,237	$29,721

Proceeds for the three months ended September 30, 2023 and 2022 from sales of investments classified as available-for-sale were $15.0 million, and $94 million, respectively. Proceeds for the nine months ended September 30, 2023 and 2022 from sales of investments classified as available-for-sale were $28.0 million, and $187.6 million, respectively. The proceeds included those assets associated with the third-party reinsurers.

Gross gains of $0.6 million and $0.1 million and gross losses of less than $0.1 million and $1.2 million were realized on sales and the realized losses on sales during the three months ended September 30, 2023 and 2022, respectively. Gross gains of $0.9 million and $1.5 million and gross losses of less than $0.1 million and $1.7 million were realized on sales and the realized losses on sales during the nine months ended September 30, 2023 and 2022, respectively. Unrealized gain/(loss) included as part of net investment income were losses of $(14.2) million and gains of $10.5 million for the three months ended September 30, 2023 and 2022. Unrealized gain/loss included as part of net investment income were losses of $16.6 million and gains of $16.8 million for the nine months ended September 30, 2023 and 2022. The gains and losses relate only to the assets retained by American Life.

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

The following is a summary of the derivatives not designated as hedges and embedded derivatives in our FIA product as of September 30, 2023 and December 31, 2022:

		September 30, 2023			December 31, 2022

(In thousands, except number of contracts)	Location in the
Derivatives Not Designated	Consolidated	Notional	Number of	Estimated	Notional	Number of	Estimated
as Hedging Instruments	Balance Sheets	Amount	Contracts	Fair Value	Amount	Contracts	Fair Value
Equity-indexed options	Derivatives	$984,622	705	$26,954	$831,657	595	$15,592
Equity-indexed embedded derivatives	Deposit-type contracts	936,754	7,807	146,143	782,997	6,131	111,618

At September 30, 2023, the value of the embedded derivative considers all amounts projected to be paid in excess of the minimum guarantee (the amounts payable without any indexation increases) over future periods. The host contract reflects the minimum guaranteed values.

Due to price changes in the capital markets, our securities positions resulted in increased unrealized losses at September 30, 2023, compared to December 31, 2022, reported in accumulated other comprehensive income on the balance sheet. The embedded derivative related to the asset portfolio belonging to the third-party reinsurers offset these unrealized losses. The unrealized losses as of September 30, 2023 were $12.3 million compared to unrealized losses of $10.5 million as of December 31, 2022.

The following table summarizes the impact of those embedded derivatives related to the funds withheld provision where the total return on the asset portfolio is passed through to the third-party reinsurers:

	September 30, 2023			December 31, 2022
(In thousands)	Book Value	Market Value	Total Return	Book Value	Market Value	Total Return
Portfolio	Assets	Assets	Swap Value	Assets	Assets	Swap Value
American Republic Insurance Company	$169,677	$161,920	$7,757	$150,413	$143,952	$6,461
Crestline Re SP1	448,450	450,908	(2,458)	354,806	356,374	(1,568)
Ironbound	160,688	154,966	5,722	159,644	154,477	5,167
Ascendent Re	65,615	63,998	1,617	56,064	54,790	1,274
SRC4	213,013	213,366	(353)	61,646	62,516	(870)
Total	$1,057,443	$1,045,158	$12,285	$782,573	$772,109	$10,464

Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses of approximately $12.3 million as of September 30, 2023, and cumulative unrealized losses of $10.5 million as of December 31, 2022, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains or losses on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized losses on the assets held by American Life were offset by gains in the embedded derivative of $1.8 million and a gain in the embedded derivative of $14.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Equity securities: Equity securities at September 30, 2023 consist of exchange traded funds (“ETFs”). The ETFs are considered equity securities and recorded at fair value on a recurring basis utilizing a third-party pricing source with the change in fair value recorded through realized gains and losses on the Consolidated Statements of Comprehensive Loss. As of September 30, 2023 and December 31, 2022 we had purchased $5.1 million of ETFs.

Preferred stock: The Company’s preferred stock investments classified as Level 2 were valued at $10.9 million as of September 30, 2023, and $9.5 million as of December 31, 2022. This investment is carried at fair market value with the change in fair market value is recorded in net investment income on the Consolidated Statements of Comprehensive Loss. Preferred stock with the NAIC designation of Level 2 is considered a high-quality stock.

Deposits and notes receivable: The Company had escrow funds of as of September 30, 2023 and December 31, 2022, of $1.3 million and $0.8 million, respectively. These escrow funds were used to settle mortgage loans that did not close until October and January 2023. The money held in escrow at September 30, 2023 and December 31, 2022 was carried at cost. The Company held in notes receivable as of September 30, 2023 and December 31, 2022, a note of $6.5 million and $6.3 million, respectively, that includes paid-in-kind (“PIK”) interest. The note receivable is between American Life and Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”). This note is being carried at cost plus PIK interest.

Level 3 measurements

Term Loans – The assets classified as term loans are carried at unpaid principal net of amortization of discount or accretion, which ap-proximates fair value or carried at fair market value based on a valuation using market standard valuation methodologies. The inputs used to measure the fair value of these assets are classified as Level 3 within the fair value hierarchy.

Mortgage Loans – Mortgage loans are generally stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due. As of September 30, 2023, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million, and one asset with an impairment for the full value of $0.6 million. At December 31, 2022, the company had one asset valued at $7.7 million with a total impairment of $1.4 million.

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

Preferred Stock – The Company’s preferred stock investment classified as Level 3 was valued at $23.0 million as of September 30, 2023 and $21.9 million as of December 31, 2022. This investment is carried at fair market value. The change in fair market value is recorded in net investment income on the Consolidated Statements of Comprehensive Loss.

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

Embedded derivative for equity-indexed contracts: The Company has embedded derivatives in its FIA policyholder obligations. These embedded derivatives are carried at the fair market value as of September 30, 2023 and December 31, 2022. The fair value of the embedded derivative component of our FIA obligation is estimated at each valuation date by projecting policy contract values and minimum guaranteed contract values over the expected lives of the contracts and discounting the excess of projected contract value amounts at the applicable risk-free interest rates adjusted for our nonperformance risk related to those obligations. The projections of FIA policy contract values are based on best estimate assumptions for future policy growth and decrements including lapse, partial withdrawal and mortality rates. The best estimate assumptions for future policy growth include assumptions for expected index credits on the next policy anniversary date which are derived from fair values of the underlying equity call options purchased to fund such index credits and the present value of expected costs of annual call options purchased in the future by us to fund index credits beyond the next policy anniversary. The projections of minimum guaranteed contract values include the same best estimate assumptions for policy decrements as assumptions used to project policy contract values.

The following table presents the Company’s fair value hierarchy for those financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

		Significant
	Quoted	Other	Significant
	In Active	Observable	Unobservable		Estimated
	Markets	Inputs	Inputs	Net Asset	Fair
(In thousands)	(Level 1)	(Level 2)	(Level 3)	Value	Value
September 30, 2023
Financial assets
Fixed maturity securities:
Bonds
U.S. government obligations	$-	$1,905	$-	$-	$1,905
Mortgage-backed securities	-	482,324	-	-	482,324
Asset-backed securities	-	36,374	-	-	36,374
Collateralized loan obligations	-	376,724	-	-	376,724
States and political subdivisions-general obligations	-	124	-	-	124
States and political subdivisions-special revenue	-	-	-	-	-
Corporate	-	61,784	-	-	61,784
Term loans	-	-	684,597	-	684,597
Total fixed maturity securities	-	959,235	684,597	-	1,643,832
Mortgage loans on real estate, held for investment	-	-	421,232	-	421,232
Derivatives	-	26,559	-	-	26,559
Equity securities	-	5,112	-	-	5,112
Other invested assets	-	-	114,013	12,764	126,777
Preferred stock	-	10,940	22,986	-	33,926
Deposits and notes receivable	-	7,768	3,006	-	10,774
Policy loans	-	-	83	-	83
Total investments	$-	$1,009,614	$1,245,917	$12,764	$2,268,295
Financial liabilities
Embedded derivative for equity-indexed contracts	$—	$—	$146,143	$—	146,143

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

There were no transfers of financial instruments between any levels during the nine months ended September 30, 2023 or the year ended December 31, 2022.

Accounting standards require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring basis are discussed above. As of September 30, 2023 or December 31, 2022, there were no financial assets or financial liabilities measured at fair value on a non-recurring basis.

The following disclosure contains the carrying values, estimated fair values and their corresponding placement in the fair value hierarchy, for financial assets and financial liabilities as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$83	$—	$—	$83	$83
Cash	197,804	197,804	—	—	197,804
Liabilities:
Policyholder deposits (deposit-type contracts)	2,453,282	—	—	2,453,282	2,453,282

	December 31, 2022
		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical Assets	Observable	Unobservable
	Carrying	and Liabilities	Inputs	Inputs	Fair
(In thousands)	Amount	(Level 1)	(Level 2)	(Level 3)	Value
Assets:
Policy loans	$25	$—	$—	$25	$25
Cash	191,414	191,414	—	—	191,414
Liabilities:
Policyholder deposits (deposit-type contracts)	1,743,348	—	—	1,743,348	1,743,348

The following table presents a reconciliation of the beginning balance for all assets and liabilities measured at fair value on a recurring basis using level three inputs during the nine months ended September 30, 2023:

	September 30, 2023
		Total realized and unrealized gains (losses)
	Beginning Balance	Included in Income	Included in OCI	Net Purchases, Issuances, Sales, and Settlements	Ending Balance
(In thousands)
Assets
Term loans	$558,972	$-	$(12,054)	$137,679	$684,597
Mortgage loans on real estate,
held for investment	227,047	-	-	194,185	421,232
Deposits and notes receivable	1,306	-	-	1,700	3,006
Other invested assets	99,997	-	1,681	12,335	114,013
Preferred stock	21,871	(4,874)	-	5,989	22,986
Policy loans	25	-	-	58	83
Total level 3 assets	$909,218	$(4,874)	$(10,373)	$351,946	$1,245,917
Liabilities
Embedded derivative for equity-indexed contracts	(111,618)	33,170	-	(67,695)	(146,143)
Total level 3 liabilities	$(111,618)	$33,170	$-	$(67,695)	$(146,143)

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

The following summarizes the unobservable inputs for available for sale and trading securities and the embedded derivatives of fixed indexed annuities and preferred stock (with associated detachable warrants):

	September 30, 2023
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Term loans	$684.6	Yield Analysis	Discount rates	4.6%	17.3%	12.4%	Decrease
Mortgage loans on real estate	$421.2	Yield Analysis	Principal funded	NA	NA	NA	Decrease
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$146.1	Option Budget Method	Nonperformance risk	0.6%	1.5%	1.1%	Decrease
			Option budget	1.1%	5.9%	2.9%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	12.5%	Decrease
Other invested assets	$114.0	Market Approach	EBITDA Multiples	2.6x	3.1x	2.8x	NA
			Discount rates	8.0%	25.5%	14.5%	NA
Preferred stock	$9.8	Yield Analysis	Discount rates	24.0%	28.0%	26.0%	Increase
Detachable warrants	$2.5	Market Approach GPCM	EBITDA Multiples	10.0x	11.5x	100.0%	Decrease
Preferred stock	$10.7	Market Approach	EBITDA Multiples	2.55x	3.05x	2.8x	Decrease
* Weighted by account value

	December 31, 2022
(In millions, except for percentages and multiples)	Fair value	Valuation technique	Unobservable inputs	Minimum	Maximum	Weighted average*	Impact of an increase in the input on fair value
Term loans	$559.0	Yield Analysis	Discount rates	4.6%	17.3%	12.4%	Decrease
Mortgage loans on real estate	$227.0	Yield Analysis	Principal funded	NA	NA	NA	Decrease
Interest sensitive contract liabilities - fixed indexed annuities embedded derivatives	$111.6	Option Budget Method	Nonperformance risk	0.6%	1.5%	1.1%	Decrease
			Option budget	1.1%	5.7%	2.7%	Increase
			Surrender rate	0.5%	15% (base) 30% (add'l shock)	10.5%	Decrease
Other invested assets	$100.0	Market Approach	EBITDA Multiples	2.6x	3.1x	2.8x	NA
			Discount rates	8.0%	25.5%	14.5%	NA
Preferred equity	$6.1	Yield Analysis	Discount rates	24.0%	28.0%	26.0%	Increase
Detachable warrants	$2.2	Market Approach GPCM	EBITDA Multiples	10.0x	11.5x	100.0%	Decrease
Preferred stock	$31.4	Market Approach	EBITDA Multiples	2.55x	3.05x	2.8x	Decrease
* Weighted by account value

Note 6. Deposit-Type Contracts

The Company’s deposit-type contracts represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. Liabilities for these deposit-type contracts are included without reduction for potential surrender charges. This liability is equal to the accumulated account deposits, plus interest credited, and less policyholder withdrawals. The following table provides information about deposit-type contracts for the nine months ended September 30, 2023 and the year ended December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Beginning balance	$1,743,348	$1,075,439
US Alliance	(452)	(2,176)
Unified Life Insurance Company	(129)	(10)
Ironbound Reinsurance Company Limited	4,748	5,959
Ascendant Re	149	(3,185)
Crestline SP1	4,402	(11,623)
American Republic Insurance Company	2,523	(4,080)
SRC4	5,475	613
Deposits received	755,213	745,083
Investment earnings (includes embedded derivative)	33,170	(10,193)
Withdrawals	(95,165)	(51,659)
Policy charges	-	(820)
Ending balance	$2,453,282	$1,743,348

In addition, membership in FHLB provides the Company with access to additional short-term liquidity based on the level of investment in FHLB stock and pledged collateral. At September 30, 2023 and December 31, 2022 funding agreements of $68.0 million and $29.0 million were outstanding.

Note 7. Debt

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada and other lenders with a capacity of $30 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of the Company’s assets. The balance of the revolving credit was $25.0 million at September 30, 2023, and December 31, 2022, with $5.0 million unutilized credit.

Under the terms of the Credit Agreement, the Company has the option of selecting an applicable variable interest rate of (a) an adjusted term standard overnight financing rate (“SOFR”), plus an applicable margin or (b) a base rate, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin can range from 2.50% to 3.25% for the base rate and from 3.50% to 4.25% for an adjusted term SOFR loan. Interest paid for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.0 million respectively. Interest paid for the nine months ended September 30, 2023 and 2022 was $1.7 million and $0.0 million respectively.

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

Note 8. Reinsurance

A summary of significant reinsurance amounts affecting the accompanying consolidated financial statements as of September 30, 2023 and December 31, 2022 is as follows:

(In thousands)	September 30, 2023	December 31, 2022
Assets:
Reinsurance recoverables	$27,870	$20,190
Liabilities:
Deposit-type contracts
Direct	$2,453,282	$1,743,348
Reinsurance ceded	(1,157,854)	(912,982)
Retained deposit-type contracts	$1,295,428	$830,366

The following table provides a summary of the significant reinsurance balances recoverable on paid and unpaid policy claims by third-party reinsurers as of September 30, 2023:

				Recoverable/		Total Amount
		Recoverable	Recoverable	(Payable) on Benefit	Ceded	Recoverable/
(In thousands)	AM Best	on Paid	on Unpaid	Reserves/Deposit-	Due	(Payable) to/from
Reinsurer	Rating	Losses	Losses	type Contracts	Premiums	Reinsurer
Ironbound Reinsurance Company Limited	NR	$-	$-	$1,327	$-	$1,327
Optimum Re Insurance Company	A	-	-	690	-	690
Sagicor Life Insurance Company	A-	-	299	10,006	(15)	10,290
Ascendant Re	NR	-	-	(4,724)	-	(4,724)
Crestline SP1	NR	-	-	(9,907)	-	(9,907)
American Republic Insurance Company	A	-	-	6,057	-	6,057
SRC4	NR	-	-	(26,407)	-	(26,407)
Unified Life Insurance Company	NR	-	25	772	(14)	783
US Alliance Life and Security Company	NR	-	-	49,784	(23)	49,761
		$-	$324	$27,598	$(52)	$27,870

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

Our securities positions resulted in changes in the unrealized loss position as of September 30, 2023, compared to December 31, 2022, that is reported in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. As discussed in Note 1, American Life has treaties with several third-party reinsurers that have FW and Modco provisions. Under those provisions, the assets backing the treaties are maintained by American Life as collateral but the assets and total gains or (losses) on the asset portfolios belong to the third-party reinsurers. Under GAAP this arrangement is considered an embedded derivative as discussed in Note 4.

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

The tables below shows the ceding commissions from the reinsurers, excluding SRC1 and SRC3, and what was earned on a GAAP basis for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,
(In thousands)	2023				2022
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$—	$—	$—	$2	$-	$-	$-	$6
Ironbound Reinsurance Company Limited	—	—	45	121	-	-	48	123
Ascendant Re	43	42	25	101	-	-	23	88
US Alliance Life and Security Company	—	—	12	93	-	-	13	96
Crestline Re SP 1	492	475	146	846	1,972	2,794	103	604
American Republic Insurance Company	—	(132)	52	294	1,144	1,631	38	242
SRC4	849	822	78	(65)	878	784	5	80
	$1,384	$1,207	$358	$1,392	$3,994	$5,209	$230	$1,239

	Nine months ended September 30,
(In thousands)	2023				2022
Reinsurer	Gross Ceding Commission	Expense Allowance(1)	Interest on Ceding Commission	Earned Ceding Commission	Gross Ceding Commission	Expense Allowance	Interest on Ceding Commission	Earned Ceding Commission
Unified Life Insurance Company	$—	$—	$—	$14	$—	$—	$—	$20
Ironbound Reinsurance Company Limited	—	—	138	374	—	—	146	381
Ascendant Re	224	217	71	287	—	—	70	250
US Alliance Life and Security Company	—	—	37	249	—	—	41	259
Crestline SP1	2,298	2,106	418	2,486	4,497	7,026	271	1,669
American Republic Insurance Company	560	621	158	856	2,971	4,859	90	592
SRC4	4,730	4,436	164	197	878	783	5	80
	$7,812	$7,380	$986	$4,463	$8,346	$12,668	$623	$3,251

(1) Includes: acquisition and administrative expenses, commission expense allowance and product development fees.

The table below shows the ceding commissions deferred on each reinsurance transaction on a GAAP basis:

(In thousands)	September 30, 2023	December 31, 2022
Reinsurer	Deferred Gain on Reinsurance Transactions	Deferred Gain on Reinsurance Transactions
US Alliance Life and Security Company(1)	$-	$152
Unified Life Insurance Company(1)	249	217
Ironbound Reinsurance Company Limited(2)	4,750	4,876
Ascendant Re	3,096	2,947
US Alliance Life and Security Company(2)	1,961	2,069
American Republic Insurance Company(2)	7,400	7,502
Crestline SP1(2)	19,488	18,475
SRC4(2)	7,196	1,825
	$44,140	$38,063

1)	These reinsurance transactions on our legacy life insurance business received gross ceding commissions on the effective dates of the transaction. The difference between the statutory net adjusted reserves and the GAAP adjusted reserves plus the elimination of DAC and value of business acquired related to these businesses reduces the gross ceding commission with the remaining deferred and amortized over the lifetime of the blocks of business.
2)	These reinsurance transactions include the ceding commissions and expense allowances which are accounted for as described in (1).

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

American Life monitors several factors that it considers relevant to satisfy itself as to the ongoing ability of a reinsurer to meet all obligations of the reinsurance agreements. These factors include the credit rating of the reinsurer, the financial strength of the reinsurer, significant changes or events of the reinsurer, and any other relevant factors. If American Life believes that any reinsurer would not be able to satisfy its obligations with American Life, separate contingency reserves may be established. As of September 30, 2023 or December 31, 2022, no contingency reserves were established.

American Life expects to reinsure a significant portion of its new insurance policies with a variety of reinsurers in exchange for upfront ceding commissions, expense reimbursements and administrative fees. American Life may retain some business with the intent to reinsure some or all at a future date.

Retained and Reinsured Balance Sheets

The tables below shows the retained and reinsurance consolidated balance sheets:

	September 30, 2023			December 31, 2022

(In thousands)	Retained	Reinsured	Consolidated	Retained	Reinsured	Consolidated
Assets
Total investments	$1,212,973	$1,055,322	$2,268,295	$812,177	$802,780	$1,614,957
Cash and cash equivalents	111,119	86,685	197,804	127,291	64,123	191,414
Deferred acquisition costs, net	69,470	-	69,470	43,433	-	43,433
Premiums receivable	-	63	63	-	-	-
Accrued investment income	18,835	25,859	44,694	11,307	13,858	25,165
Reinsurance recoverables	(8,944)	36,814	27,870	(6,853)	27,405	20,552
Property and equipment, net	1,721	-	1,721	1,897	-	1,897
Receivable for securities sold	(9,650)	9,650	-	2,033	8,485	10,518
Other assets	12,760	1,575	14,335	12,259	236	12,495
Total assets	$1,408,284	$1,215,968	$2,624,252	$1,003,544	$916,887	$1,920,431
Liabilities and Stockholders’ Equity
Liabilities:
Benefit reserves	$526	$11,006	$11,532	$1,332	$11,613	$12,945
Deposit-type contracts	1,301,754	1,151,528	2,453,282	841,980	901,368	1,743,348
Other policy-holder funds	4,219	311	4,530	4,105	-	4,105
Notes payable	25,000	-	25,000	25,000	-	25,000
Deferred gain on coinsurance transactions	416	43,724	44,140	38,063	-	38,063
Payable for securities sold	27,029	-	27,029	8,872	-	8,872
Other liabilities	27,387	9,399	36,786	49,815	3,906	53,721
Total liabilities	$1,386,331	$1,215,968	$2,602,299	$969,167	$916,887	$1,886,054
Stockholders’ Equity:
Preferred stock	$-	$-	$-	$-	$-	$-
Voting common stock	4	-	4	4	-	4
Additional paid-in capital	138,122	-	138,122	138,482	-	138,482
Treasury stock	(175)	-	(175)	(175)	-	(175)
Accumulated deficit	(67,361)	-	(67,361)	(63,019)	-	(63,019)
Accumulated other comprehensive loss	(66,886)	-	(66,886)	(51,386)	-	(51,386)
Total Midwest Holding Inc.'s stockholders' equity	$3,704	$-	$3,704	$23,906	$-	$23,906
Noncontrolling interest	18,249	-	18,249	10,471	-	10,471
Total stockholders' equity	21,953	-	21,953	34,377	-	34,377
Total liabilities and stockholders' equity	$1,408,284	$1,215,968	$2,624,252	$1,003,544	$916,887	$1,920,431

Note 9. Income Tax Matters

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2023 and December 31, 2022 are as follows:

(In thousands)	September 30, 2023	December 31, 2022
Deferred tax assets:
Loss carryforwards	$4,146	$2,672
Capitalized costs	44	79
Stock option granted	1,190	1,066
Policy acquisition costs	9,803	6,489
General business credits	6	6
Derivative option allowance	-	-
Sec 163(j) limitation	171	171
Benefit reserves	17,189	12,010
Impairments	535	403
Unrealized losses on investments	17,780	13,624
Other	1,928	1,928
Total deferred tax assets	52,792	38,448
Less valuation allowance	(46,138)	(35,305)
Total deferred tax assets, net of valuation allowance	6,654	3,143
Deferred tax liabilities:
Unrealized losses on investments	-	-
Due premiums	-	-
Intangible assets	147	147
Derivative option allowance	4,246	2,150
Bond Discount	2,400	936
Property and equipment	(139)	(90)
Total deferred tax liabilities	6,654	3,143
Net deferred tax assets	$-	$-

At September 30, 2023 and December 31, 2022, the Company recorded a valuation allowance of $46.1 million and $35.3 million, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

There was income tax expense of $4.6 million and $1.3 million for the three months ended September 30, 2023 and 2022. and $10.5 million and $3.8 million of tax expense for the nine months ended September 30, 2023 and 2022. This differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% to pretax income, as a result of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Computed expected income tax benefit (expense)	$(1,564)	$(796)	$(3,921)	$(2,305)
Reduction (increase) in income taxes resulting from:
Interest maintenance reserve and reinsurance	(47)	176	4	158
Nondeductible expenses	(3)	(3)	(9)	(8)
Change in valuation allowance	(2,896)	(641)	(6,677)	(1,693)
Deferred tax adjustment	-	14	-	-
AETR adjustment	(19)	-	(19)	-
Prior year true-up	(77)	-	140	-
Subtotal of (increases) decreases	(3,042)	(454)	(6,561)	(1,543)
Tax (benefit) expense	$(4,606)	$(1,250)	$(10,482)	$(3,848)

Section 382 of the Internal Revenue Code limits the utilization of U.S. net operating loss (“NOL”) carryforwards following a change of control, which occurred on June 28, 2018. As of September 30, 2023, the deferred tax assets included the expected tax benefit attributable to federal NOLs of $10.6 million. The federal NOLs generated by Midwest Holding and American Life prior to June 28, 2018 which are subject to the Section 382 limitation can be carried forward. If not utilized, the NOLs of $0.9 million prior to 2017 will expire through the year of 2032.

The NOLs generated by SRC1 prior to December 30, 2021 of less than $3.6 million are subject to Section 382 limitations due to the change in control. However, under the Tax Cuts and Jobs Act of 2017, they will not expire and can be carried forward indefinitely.  The NOLs not subject to Section 382 which were generated from June 28, 2018 to December 31, 2022 do not expire and will carry forward indefinitely, however their utilization in any carry forward year is limited to 80% of taxable income in that year. The Company believes that it is more likely than not that the benefit from federal NOL carryforwards will not be realized; thus, we have recorded a full valuation allowance of $2.2 million on the deferred tax assets related to these federal NOL carryforwards.

Note 10. Leases

Our operating lease activities consist of leases for office space and equipment and do not include variable lease payments. The right of use assets and lease liabilities generated by our lease agreements are included in on the Consolidated Balance Sheets in the Other Assets and Other Liabilities categories, respectively.

Supplemental balance sheet information for our leases as of September 30, 2023 and December 31, 2022 is as follows:

(In thousands)	Classification	September 30, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets	$1,997	$2,119

Liabilities
Operating lease	Operating lease liabilities	$2,005	$2,135

Our operating lease expense for the three and nine months ended September 30, 2023 and 2022 is as follows:

		Three months ended September 30,		Nine months ended September 30,
(In thousands)	Classification	2023	2022	2023	2022
Operating	General and administrative expense	$3	$3	$10	$10

Minimum contractual obligations for our leases as of September 30, 2023 are as follows:

(In thousands)	Operating Leases
2023	$112
2024	378
2025	342
2026	345
2027	353
2028	362
2029 and after	1,041
Total remaining lease payments	$2,933

The cash flows related to the operating lease were less than $0.1 million for both the three and the nine months ended September 30, 2023 and 2022.

The weighted average remaining lease terms of our operating leases were approximately eight-and-one-half years and ten years, respectively, as of September 30, 2023 and December 31, 2022. The weighted average discount rate used to determine the lease liabilities for operating leases was 8% as of September 30, 2023 and December 31, 2022, respectively. The discount rate used for operating leases was based on our incremental borrowing rate.

Note 11. Equity

Preferred stock

As of September 30, 2023 and December 31, 2022, the Company had two million shares of preferred stock authorized with none issued or outstanding.

Common Stock

Our voting common stock is traded on The Nasdaq Capital Market under the symbol “MDWT.” Midwest has authorized 20 million shares of voting common stock and two million shares of non-voting common stock. As of September 30, 2023 and December 31, 2022, Midwest had 3,744,645 and 3,727,976 shares of voting common stock issued and outstanding, respectively. As of those dates, there were no shares of Midwest’s non-voting common stock issued or outstanding.

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

Accumulated Other Comprehensive Income (AOCI)

AOCI represents the cumulative other comprehensive income (loss) items that are reported separate from net loss and detailed on the Consolidated Statements of Comprehensive Loss. AOCI includes the unrealized gains and losses on certain investments and DAC, net of offsets and taxes as follows:

(In thousands)	Unrealized investment gains (losses) on fixed maturities, net of offsets
Balance at December 31, 2021	$2,634
Other comprehensive (loss) before reclassifications, net of tax	(54,975)
Less: Reclassification adjustments for losses realized in net income	955
Balance, December 31, 2022	(51,386)
Other comprehensive (loss) before reclassifications, net of tax	(16,167)
Less: Reclassification adjustments for losses realized in net income, net of tax	667
Balance, September 30, 2023	$(66,886)

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

Changes in outstanding options were as follows:

	Weighted Average Exercise Price Per Share	Range of Option Exercise Prices per Share	Total Outstanding	Outstanding, Non-vested	Vested and Exercisable
December 31, 2022	$32.19	$11.20 - 55.02	319,121	271,517	47,604
Granted	17.12	17.20	5,750	5,750	-
Prior year adjustment	39.16	16.37 - 55.02	-	(7,390)	7,390
Vested	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	46.92	25.00 - 55.02	(19,267)	(19,267)	-
Expired	-	-	-	-	-
September 30, 2023	$30.90	$11.20 - 55.02	305,604	250,610	54,994

Option information segregated by ranges of exercise prices were as follows:

	September 30, 2023
	Total Outstanding Options			Vested and Exercisable
Range of Option Exercise Prices per Share	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Term	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Term

> $50.00	35,853	$55.02	7.60	6,390	$55.02	7.33
$40.00 - $49.99	127,751	41.25	7.69	36,042	41.25	7.33
$30.00 - $39.99	-	-	-	-	-	-
$20.00 - $29.99	23,600	23.36	7.54	5,877	25.00	7.04
$10.00 - $19.99	115,000	13.43	9.00	4,285	16.37	7.33
< $10.00	-	$-	-	-	$-	-

The weighted average exercise prices of vested and exercisable options as of September 30, 2023, were $39.16.

As of September 30, 2023, based on a closing stock price of $26.15 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were less than $0.1 million and $1.6 million, respectively.

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

	Total Outstanding Units		Vested Units
	Units	Weighted Average Grand Date Fair Value	Units	Weighted Average Grant Date Fair Value

December 31, 2022	17,207	$13.84	1,163	$50.00
Granted	6,984	25.76	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Released	(16,044)	11.22	-	-
September 30, 2023	8,147	$22.08	1,163	$50.00

The table below identifies the assumptions used in the Black Scholes Model to calculate the compensation expense for options granted during the nine months ended September 30, 2023 and the year ended December 31, 2022:

	September 30,	December 31,
	2023	2022
Volatility	287.3%	4.16% - 4.26%
Weighted-average volatility	287.3%	3.7%
Expected term (in years)	6.54 yrs	2 - 7
Risk-free rate	3.57%	0.02% - 2.15%

For the three months ended September 30, 2023 and 2022, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock grants above, over vesting tranches which resulted in expense and an increase in additional paid in capital of $0.1 million and negative $(0.7) million, respectively.

For the nine months ended September 30, 2023 and 2022, we amortized the compensation expense related to the 2019 and 2020 Plans, from the stock grants above, over vesting tranches which resulted in expense and an increase in additional paid in capital of $0.7 million and negative $(0.3) million, respectively.

The tables below shows the remaining non-vested shares under the 2019 and 2020 Plans as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
	Awards Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Nonvested stock options and restricted
Stock unit awards at December 31, 2022	287,561	$16.96	$32.29
Options granted	5,750	16.56	17.12
Restricted stock units granted	6,984	16.56	-
Vested	(23,434)	13.59	55.02
Forfeited or expired	(20,517)	27.99	46.92
Ending Balance at September 30, 2023	256,344	$16.92	$30.90

	December 31, 2022
	Stock Options Outstanding	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Nonvested stock options and restricted
stock unit awards at December 31, 2021	317,217	$25.80	$40.13
Options granted	117,367	9.57	14.92
Restricted stock units granted	18,718	—	—
Vested	(56,678)	21.12	36.53
Forfeited or expired	(109,063)	23.82	38.87
Ending Balance at December 31, 2022	287,561	$16.96	$32.29

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

The following table represents the net gains or (losses) as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
American Life	$38,395	$(1,836)	$3,279	$16,055
SRC1	$(458)	$1,129	$6,853	$181
SRC3	$745	$1,951	$1,662	$960

The following table represents the Capital and Surplus as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

(In thousands)
	September 30, 2023	December 31, 2022
American Life	$67,018	$69,936
SRC1	$14,968	$9,615
SRC3	$7,983	$6,088

The following table represents the premiums sales as filed in the statutory-basis annual statement with the Nebraska Department of Insurance for American Life and the Vermont Department of Insurance for SRC1 and SRC3:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
American Life	$207,689	$141,602	$438,896	$272,218
SRC1	$-	$-	$-	$-
SRC3	$-	$174	$123	$23,931

State insurance laws require American Life to maintain certain minimum capital and surplus amounts on a statutory basis. American Life is subject to regulations that restrict the payment of dividends from statutory surplus and may require prior approval from its domiciliary insurance regulatory authorities. American Life is also subject to risk-based capital (“RBC”) requirements that may further affect its ability to pay dividends. American Life’s statutory capital and surplus as of September 30, 2023 and December 31, 2022, exceeded the amount of statutory capital and surplus necessary to satisfy regulatory requirements, including the RBC requirements as of those dates.

As of September 30, 2023 and December 31, 2022, American Life did not hold any participating policyholder contracts where dividends were required to be paid.

Note 14. Third-party Administration

The Company, through its investment advisory subsidiary 1505 Capital, offers investment and structuring services. Our reinsurance partners may choose to engage 1505 as the investment advisor for their portfolios. Services are also available to unaffiliated investors. As of September 30, 2023, and December 31, 2022, 1505 Capital had $531.6 million and $501.9 of third-party assets under management, respectively.

Note 15. Policy Administration Fees

The company generates revenue through policy administration for our third-party reinsurers, as well as fees received from early termination of policies. For the three months ended September 30, 2023 and 2022, we received $0.9 million and $0.5 million of fees and for the nine months ended September 30, 2023 and 2022 we received $2.0 million and $1.4 million of fees.

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

In addition, on April 24, 2020, American Life entered into a three-year master letter agreement and related reinsurance, trust and asset management agreement with Seneca Re and a Crestline affiliate regarding the flow of annuity reinsurance and related asset management, whereby Crestline agreed to provide reinsurance funding for a quota share percentage of 25% of the liabilities of American Life arising from its MYGA and a quota share percentage of 40% the liabilities of American Life arising from its FIA products. Through September 30, 2023, American Life had ceded $534.6 million face amount of annuities to Crestline Re SP1. American Life received total ceding commissions of $0.5 million and expense reimbursements of $0.5 million in connection with these transactions for the three months ended September 30, 2023 and commissions of $2.3 million and expense reimbursements of $2.1 million for the nine months ended September 30, 2023.

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

As of September 30, 2023, and December 31, 2022, Crestline has approximately $504.4 million and $423.6 of the Company’s assets under management, respectively, and was a subadvisor on approximately $151.6 million and $134.3 million of additional investments as of September 30, 2023 and December 31, 2022, respectively.

Chelsea

On June 29, 2020, Midwest’s subsidiary, American Life, purchased a 17% interest in Financial Guaranty UK Limited through an economic interest in Chelsea Holdings Midwest LLC. American Life has a note receivable from Chelsea Holdings Midwest LLC with an interest rate of 5% per annum that was rated BBB+ by a nationally recognized statistical rating organization (“NRSRO”) and Class B preferred shares in Chelsea Holdings Midwest LLC. This note is being carried at cost plus PIK of $6.5 million, and the preferred shares are carried at a fair market value of $1.9 million as of September 30, 2023 and $2.3 million as of December 31, 2022, based upon valuations received from an independent third-party.

Note 17. Commitments and Contingencies

Contingent Commitments: We have entered into commitments related to certain investments, where draws or additional funding can be requested under the terms of the agreements. These commitments are inclusive of third-party reinsurer commitments, and were approximately $223.0 million as of September 30, 2023. Of the approximately $223.0 million in unfunded commitments at September 30, 2023, approximately $64.2 million related to American Life. The remaining $158.8 million represented commitments that have been made by our reinsurance partners. The table shows when different dollar amounts of commitments will expire. The ability of borrowers to request additional funds under these lending agreements varies considerably from loan to loan.

(In thousands)	September 30, 2023	December 31, 2022
Due in one year or less	$83,137	$52,951
Due in two years	41,058	43,604
Due in three years	20,329	7,731
Due in four years	24,947	13,277
Due in five years and after	53,569	61,432
	$223,040	$178,995

Legal Proceedings: We are involved in litigation incidental to our operations from time to time. We are not presently a party to any legal proceedings other than litigation arising in the ordinary course of our business, and we are not aware of any claims that could materially affect our financial position or results of operations.

Regulatory Matters: State regulatory bodies and other regulatory bodies regularly make inquiries and conduct examinations or investigations concerning the Company’s compliance with laws in relation to, but not limited to, insurance and securities matters. American Life was granted authorization to do business in Kentucky on June 23, 2023, and is currently licensed in 25 states and the District of Columbia as of September 30, 2023. American Life has an application pending in one additional state as of September 30, 2023.

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

The transaction was approved by stockholders on July 26, 2023, and has been approved by the Vermont Department of Financial Regulation.  The merger is still subject to the approval of the Nebraska Department of Insurance. We continue to work with Antarctica to provide all information requested by the Nebraska Department of Insurance (NDOI). Upon completion of the NDOI review, a public NDOI hearing will be required before final regulatory approval is received to proceed with closing the merger. We still anticipate closing the transaction shortly after the hearing and by year-end.

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

Overview of Company and Business Model

Midwest Holding Inc. (“Midwest,” “the Company,” “we,” “our,” or “us”) was incorporated on October 31, 2003 for the purpose of operating a financial services company. We are in the annuity insurance business and operate through our three primary wholly owned subsidiaries, American Life & Security Corp. (“American Life”), asset manager 1505 Capital LLC (“1505 Capital”), and our sponsored captive reinsurance company, Seneca Reinsurance Company, LLC (“Seneca Re”).

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

As of September 30, 2023, approximately 39% of the deposits received in 2023 for our annuity products were ceded to reinsurance vehicles capitalized by third party reinsurers or held in protected cells within Seneca Re for future reinsurance transactions.

We operate our core business through a total of four subsidiaries under one reportable segment. American Life & Security Corp. (“American Life”) is a Nebraska-domiciled life insurance company, currently licensed to sell, underwrite, and market life insurance and annuity products in 25 states and the District of Columbia. American Life obtained a financial strength rating of B++ (“Good”) from A.M. Best Company (“A.M. Best”), a leading rating agency for insurance companies, in December 2018. That rating was affirmed in March 2023. A.M. Best recently revised its outlook for American Life from Stable to Under Review. All of our annuities are written by American Life.

American Life was granted authorization to do business in Kentucky on June 23, 2023, and has an application pending in one additional state as of September 30, 2023.

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

Our fourth subsidiary, 1505 Capital, is an SEC registered investment adviser providing financial, investment advisory, and management services. Our asset management services are available to third-party insurers and reinsurers. At September 30, 2023, 1505 Capital had approximately $531.6 million total third-party assets under management.

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

State expansion efforts have taken more time than anticipated, as state insurance regulators would like to see a more fully developed historical financial footprint. We are working diligently to consider filing in more states, responding and providing increased information to regulators and discussing how our business model ensures policyholders are protected, given the capital held and supported by the use of reinsurance.

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

Our experience indicates that the market for annuities is dynamic. The combination of the treasury market experiencing the unprecedented rate increases and the volatility in the market resulting from the wars in Ukraine and the Middle East, along with related economic uncertainties due to inflation, has opened up investment opportunities that allow us, and our reinsurance partners, to support more competitive rates for annuities. Based on our experience with COVID, we expect this investment environment to be conducive to our business model. We have been reviewing policy pricing along with reinsurer appetite to ensure we continue to grow our business while managing risk. We have recently taken pricing action on both our FIA and MYGA products and continue to monitor our competitiveness in the market. We have also increased our focus on marketing, reestablishing, and expanding our relationships on the distribution side through various channels and are reallocating or adding resources relating to this initiative. As a result, we have experienced encouraging sales as 2023 has unfolded. However, we expect competition in our market to remain intense -- particularly from other well established entities providing annuity products.

Interest Rate Environment

The Federal Reserve repeatedly increased the federal funds rate throughout 2022, moving from 0.25% to 4.50%, and continued that trend increasing the rate to 5.50% in July 2023. We seek to address our interest rate risk through managing the duration of the liabilities and purchasing and holding quality, long-term assets mirroring that duration.

If interest rates were to continue rising, we believe the yield on our floating rate investments and the yield on new investment purchases would rise. We also believe our products would therefore be more attractive to consumers and, depending on our business plan, our annuities sales would potentially increase.

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

The recognition of other-than-temporary impairment losses on debt securities is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that the Company would be required to sell a security prior to recovery of the amortized cost, the difference between amortized cost and fair value is recognized in the statement of comprehensive income as an impairment. If the Company does not expect to recover the amortized basis, does not plan to sell the security, and if it is not more likely than not that the Company would be required to sell a security before the recovery of its amortized cost, the recognition of the impairment is bifurcated. The Company recognizes the credit loss portion as realized losses and the noncredit loss portion in accumulated other comprehensive loss. The credit component of other-than-temporary impairment is determined by comparing the net present value of projected cash flows with the amortized cost basis of the debt security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed income security at the date of acquisition. Cash flow estimates are driven by assumptions regarding probability of default, including changes in credit ratings, and estimates regarding timing and amount of recoveries associated with a default. As of September 30, 2023 and December 31, 2022, the Company held one asset valued at $7.7 million with a total impairment of $1.4 million and $1.4 million, respectively. Additionally, during the first quarter of 2023 the company recognized an impairment for the full value of an asset valued at $0.6 million.

Investment income consists of interest, dividends, gains and losses, and real estate income, which are recognized on an accrual basis along with the amortization of premiums and discounts.

Certain available-for-sale investments are maintained as collateral under funds withheld (“FW”) and modified coinsurance (“Modco”) agreements but the assets and total returns or losses on the asset portfolios belong to the third-party reinsurers. American Life has treaties with several third-party reinsurers that have FW and Modco provisions. In a Modco agreement, the ceding entity retains the assets equal to the modified coinsurance reserves retained. In an FW agreement, assets that would normally be paid over to a reinsurer are withheld by the ceding company to permit statutory credit for unauthorized reinsurers to reduce the potential credit risk. The unrealized gains/losses on those investments are passed through to the third-party reinsurers, through the fair value of our total return swap, as either a realized gain or loss on the Consolidated Statements of Comprehensive Loss.

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

Our indefinite-lived intangible assets consist of American Life’s state licenses. We compared the carrying value to the current costs of obtaining licenses in those states. As of September 30, 2023, the sum of the fair value of those licenses exceeded the carrying value of the indefinite-lived intangible assets. These amounts are carried on our balance sheet in Other Assets.

Reinsurance

We plan to reinsure most of the risks associated with our issued annuities. Our reinsurers may be domestic, foreign or capital markets investors seeking to assume U.S. insurance business. In most reinsurance transactions, American Life will remain exposed to the credit risk of reinsurers, or the risk that one or more reinsurers may become insolvent or otherwise unable or unwilling to pay for policyholder claims. We seek to mitigate the credit risk relating to reinsurers by generally either requiring that the reinsurer post substantial collateral or make other financial commitments as a security for the reinsured risks. Under these reinsurance agreements, there typically is a monthly or quarterly settlement of premiums, claims, surrenders, collateral, and other administration fees.

In a typical reinsurance transaction, we receive a ceding commission and reimbursement of certain expenses at the time liabilities are reinsured, plus ongoing fees for the administration of the business ceded. Our reinsurers are typically not “accredited” or qualified as reinsurers under Nebraska law. In order to receive credit for reinsurance for transactions with these reinsurers and to reduce potential credit risk, we usually hold collateral from the reinsurer on an FW basis or require the reinsurer to maintain a trust that holds assets backing up its obligation to pay claims on the business it assumes. In some cases, the reinsurer may appoint an investment manager to manage these assets pursuant to guidelines approved by us that are consistent with state investment statutes and regulations relating to reinsurance. When our investment advisor subsidiary, 1505 Capital, is appointed to manage these assets, we receive additional ongoing asset management fees.

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

To qualify for hedge accounting, at the inception of the hedging relationship, we must formally document our designation of the hedge as a cash flow or fair value hedge and our risk management objective and strategy for undertaking the hedging transaction identifying  how the hedging instrument is expected to hedge the designated risks related to the hedged item, the method to retrospectively, and prospectively assess the hedging instrument’s effectiveness and the method to be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is also assessed periodically throughout the life of the designated hedging relationship.

In late 2019, we began investing in options to hedge our interest rate risks on our FIA product. Options typically do not qualify for hedge accounting; therefore, we chose not to use hedge accounting for the related options that we currently own. We value our derivatives at fair market value with the offset being recorded on our Consolidated Statements of Comprehensive Loss as a realized gain or (loss).

Additionally, reinsurance agreements written on an FW basis contain embedded derivatives on our FIA product. Gains or (losses) associated with the performance of assets maintained in the relevant deposit and funds withheld accounts are reflected as realized gains or (losses) in our Consolidated Statements of Comprehensive Loss.

Derivatives

The Company has entered into certain derivative instruments to hedge FIA products that guarantee the return of principal to our policyholders and credit interest based on a percentage of the gain in a specified market index. To hedge against adverse changes in equity indices, the Company entered into contracts to buy equity indexed options. The change in fair value of the derivatives for hedging the FIA index credits and the related embedded derivative liability fluctuate from period to period based on the change in the market interest rates. The indexed reserves are measured at fair value for the current period and future periods. We hedge with options that align with the terms of our FIA products which are between seven and ten years. We have analyzed our hedging strategy on our FIA products and, while the correlation of the hedges to the FIA products is not matched dollar for dollar, we believe the hedges are effective as of September 30, 2023.

American Life also has agreements with several third-party reinsurers that have FW and Modco provisions under which the assets related to the reinsured business are maintained by American Life as collateral; however, ownership of the assets and the total return on the asset portfolios belong to the third-party reinsurers. Under GAAP, this arrangement is considered an embedded derivative as discussed in “Note 4 Derivative Instruments” to our Consolidated financial statements. Assets carried as investments on American Life’s financial statements for the third-party reinsurers contained cumulative unrealized losses as of September 30, 2023 and December 31, 2022, of approximately $12.3 million and $10.5 million, respectively. The terms of the contracts with the third-party reinsurers provide that the changes in unrealized gains and losses on the portfolios accrue to the third-party reinsurers. Accordingly, the change in unrealized losses on the assets held by American Life on behalf of the third-party reinsurers were offset by losses in the embedded derivative of $ (2.1) million and gains of $0.9 million for the three months ended September 30, 2023 and 2022, respectively, and realized gains of $1.8 million and $14.6 million for the nine months ended September 30, 2023 and 2022. We account for this unrealized loss pass-through by recording an equivalent realized gain on our Consolidated Statements of Comprehensive Loss and in amounts payable to our third-party reinsurers on the Consolidated Balance Sheets.

Net Income

In this section, unless otherwise noted the discussion below compares the nine months ended September 30, 2023 to the nine months ended September 30, 2022.

We had a comprehensive loss of $(15.2) million including unrealized loss of $(15.5) million, mainly from the fixed maturity portfolio, but still resulted in net income to Midwest of $0.3 million for the nine months ended September 30, 2023. This compares to a comprehensive loss of $(38.7) million including unrealized loss of $(55.6) million, still resulting in a net income of $16.9 million to Midwest in the prior year.

Revenues were up year over year, being impacted by realized gains of $9.4 million for the nine months ended September 30, 2023 versus a loss of $(14.7) million in the prior year. Investment income increased due to the growth in the retained portfolio and from higher interest rates. Policy administration fees were up year over year, from early surrender activity, and in line with the increase in liabilities through annuity premiums ceded in the prior year. Amortization of deferred ceded premium has grown as we have added new reinsurers over time and the portfolio continues to age. Service fee revenue was up to $3.6 million in 2023 compared to $1.6 million from the prior year.

Expenses were up, driven by interest credited and the option allowance (see point 3 below). Salaries and benefits increased with additional personnel, repositioning, and employee retention to support growth and given the tight labor market. An increase in other expenses was driven by consulting, legal and accounting fees to support distribution, state expansion, capital initiatives, and technology initiatives.

The effective tax rate was 56.1% compared to 32.4% for the nine months ended September 30, 2023 and 2022, respectively. Our primary insurance entities, American Life, SRC1, and SRC3, are taxed on a statutory basis. GAAP defers the recognition of income related to premiums received until they are earned across the life of the contract. Statutory principles, though, recognize premiums as income in the period they are received, creating the difference between the two statements of income.  See Note 9 to our financial statements for further information related to the income tax expense.

Our FIA products have three components influencing our Consolidated Statements of Comprehensive Loss:

1)	The embedded derivative in our FIAs. We carry this derivative at fair value, with the change in fair value recorded in the interest credited line of our Consolidated Statements of Comprehensive Loss. Across our FIA products, interest credited was $10.7 million in 2023 compared with $11.1 million in 2022. Reflecting our risk management, the change in the value of the embedded derivative corresponds to the change in the value of option contracts we use to hedge this exposure.
2)	The derivatives we purchase to hedge stock market risk we would otherwise face from our FIA. We carry these derivatives at fair value on our balance sheet, recording the change in fair value in our Consolidated Statements of Comprehensive Loss as

either a realized gain or realized loss. As of September 30, 2023, the market value of the derivative assets was $27 million compared to $15.6 million as of December 31, 2022 the change is reflected in our net unrealized gain or loss.
3)	The option budget reinsurers pay us to purchase derivative assets. We mark these assets to market each period. Separately, we record a payable to the reinsurers that is owed to a reinsurer when a policy is surrendered, an annuitant dies, or a policy lapses. We compare what the reinsurer paid for the original option budget to the market value at the end of the period. The change in the market value is added to or subtracted from the payable to the reinsurer to cover the reinsurer’s obligations to the policyholder. This change in market value resulted in negative $0.3 million expense and was included in our other operating expense in 2023 compared to a negative $(5.5) million expense in the prior year.

American Life has treaties with several third-party reinsurers that have funds withheld and modified coinsurance provisions. Assets held on behalf of the third-party reinsurers had unrealized losses at September 30, 2023 and December 31, 2022, respectively. The terms of the contracts with the third-party reinsurers provide that unrealized gains or losses on the asset portfolio accrue to the reinsurers. We account for the change in these unrealized gains or losses by recording equivalent realized losses or gains on our Consolidated Statements of Comprehensive Loss. We recorded the increase in the unrealized losses on the asset portfolio as a realized gain of $1.8 million and $14.6 million for the nine months ended September 30, 2023 and 2022.

Consolidated Results of Operations –Three Months Ended September 30, 2023

Revenues

The following summarizes the sources of our revenue:

	Three months ended September 30,
(In thousands)	2023	2022
Investment income, net of expenses	$20,796	$12,938
Net realized losses on investments	(8,946)	4,135
Amortization of deferred gain on reinsurance	1,392	1,239
Policy administration fees	874	536
Service fee revenue, net of expenses	2,298	118
Other revenue	5	33
	$16,419	$18,999

Premium revenue: Sales of our MYGA and FIA products generated a large volume of new business in 2023 and 2022; however, these products are defined as investment contracts under GAAP. Accordingly, the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not as premium revenue.

Investment income, net of expenses: The components of net investment income for the three months ended September 30, 2023 and 2022 were as follows:

	Three months ended September 30,
(In thousands)	2023	2022
Fixed maturities	$47,552	$21,466
Mortgage loans	7,636	1,627
Other invested assets	4,654	334
Other interest income	8,179	11,158
Gross investment income	68,021	34,585
Less: investment expenses	(9,447)	(3,911)
Less: amounts ceded to reinsurers	(37,778)	(17,736)
Retained investment income, net of expenses	$20,796	$12,938

Investment income, net of expenses consisted of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments with attractive yields and risk-return profiles. As of September 30, 2023 and December 31, 2022, on a gross consolidated basis, our investment portfolio (excluding cash) was $2,268.3 million and $1,615.0 million, respectively, as a result of proceeds from our MYGA and FIA product sales, reflecting both retained premium proceeds as well as assets held on behalf of our reinsurers.

Net realized (losses) on investments: Net realized gain on investments were a negative $(8.9) million in 2023 compared with gains of $4.1 million in 2022. The figures include a loss of $ (2.1) million and a gain of $0.9 million from a total return swap embedded derivative in 2023 and 2022, respectively. In 2023, there were net realized gains of  less than $0.1 million related to derivatives we own to hedge the obligations to FIA policyholders; such gains were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

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

Amortization of deferred gain on reinsurance:  The increase in 2023 to $1.4 million from $1.2 million in 2022 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2023.

Policy administration fees: Policy administration fees include fees received for the servicing and initiation of policies ceded to our reinsurers. Also included are fees surrendered by policy holders for early termination of their contracts. The revenue of $0.9 million in the three months ended September 30, 2023 and $0.5 million in 2022 comes from policies written and ceded, as well as additional policy holder early termination.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The increase in this revenue, to $2.3 million in the three months ended September 30, 2023 from $0.1 million in 2022, was due primarily to the level of asset management services provided by 1505 Capital to third-party clients.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Three months ended September 30,
(In thousands)	2023	2022
Interest credited	$2,524	$5,682
Benefits	(526)	1,351
Amortization of deferred acquisition costs	2,215	1,193
Salaries and benefits	3,805	3,751
Other operating expenses	956	2,317
	$8,974	$14,294

Interest credited: The increase was primarily due to the interest earned by policies across all our products in the third quarter of 2023. Interest credited for our retained MYGA products was $4.7 million while interest credited related to our retained FIA policies was $10.7 million in 2023. MYGA and FIA interest credited were $12.6 million and negative $7.8 million in 2022, respectively. The FIA interest credited is related to the fair market value of the embedded derivative which is owed to policyholders. This was partially offset by the realized gain on our total return swap that is included in the net realized gain on investment above.

Benefits: This refers to death benefits on our policies, which were negative $ (0.5) million and less than $0.1 million in the three months ended September 30, 2023 and 2022 respectively.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of American Life’s MYGA and FIA products where we retained approximately 61% of the business in the third quarter of 2023 compared to the 55% retained in 2022. These figures include the Seneca Re protected cells, SRC1 and SRC3, and DAC amortization.

Salaries and benefits: The consistent amount of $3.8 million compared with $3.8 million for the second quarter was due to continued costs incurred to attract and add personnel to service our business growth, offset with reductions in certain accrued and amortized expenses. We continue hiring more in-house expertise to service our growth initiatives and reduce the reliance on third-party providers.

Other operating expenses: Other operating expenses were approximately $1.4 million lower due primarily to:

●	Our FIA product has embedded derivatives included in the account value. Those derivatives are market driven. The reinsurers that reinsure the FIA products pay an option allowance to American Life to purchase derivatives. As of September 30, 2023, the mark-to-market adjustment on those allowances was in a positive position so American Life incurred a negative $0.3 million expense payable to the reinsurers for that mark-up. As the market fluctuates going forward, the mark up of the option allowance could go up or down.
●	Increases of other expenses related to legal and consulting fees of $5.8 million related primarily to efforts to secure new additional capital sources and the expansion of our business into new jurisdictions.

Taxes: Income tax expense increased by $0.8 million to $4.6 million in 2023 from a tax benefit of $3.8 million in 2022. This change was primarily driven by a change in the reinsurance modified coinsurance tax reserves.

Consolidated Results of Operations - Nine Months Ended September 30, 2023

Revenues

The following summarizes the sources of our revenue:

	Nine months ended September 30,
(In thousands)	2023	2022
Investment income, net of expenses	$64,237	$29,721
Net realized gains (losses) on investments	9,427	(14,676)
Amortization of deferred gain on reinsurance	4,463	3,251
Policy administration fees	1,992	1,398
Service fee revenue, net of expenses	3,582	1,632
Other revenue	235	132
	$83,936	$21,458

Premium revenue: Sales of our MYGA and FIA products generated a large volume of new business in 2023 and 2022; however, these products are defined as investment contracts under GAAP. Accordingly, the funds we received from our customers under these contracts were recorded on our balance sheet as a deposit-type liability – and not as premium revenue.

Investment income, net of expenses: The components of net investment income for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended September 30,
(In thousands)	2023	2022
Fixed maturities	$115,452	$69,699
Mortgage loans	20,610	11,265
Other invested assets	10,117	6,157
Other interest income	26,457	27,222
Gross investment income	172,636	114,343
Less: investment expenses	(20,711)	(25,273)
Less: amounts ceded to reinsurers	(87,688)	(59,349)
Retained investment income, net of expenses	$64,237	$29,721

Investment income, net of expenses consisted of investment income generated from our retained investment assets that are not ceded to reinsurers. The increase was due to the investment income earned on our bonds and mortgage loans purchased with the sales of our MYGA and FIA products that were not ceded to reinsurers during the period, as well as deployment of excess cash towards credit investments with attractive yields and risk-return profiles. As of September 30, 2023 and December 31, 2022, on a gross consolidated basis, our investment portfolio (excluding cash) was $2,268.3 million and $1,615.0 million, respectively, as a result of proceeds from our MYGA and FIA product sales, reflecting both retained premium proceeds as well as assets held on behalf of our reinsurers.

Net realized gains (losses) on investments: Net realized gains on investments were $9.4 million for the nine months ended September 30, 2022 compared with losses of $(14.7) million in 2022. The figures include a gain of $1.8 million and $14.6 million from a total return swap embedded derivative in 2023 and 2022, respectively. In 2023, there were net realized gains of $9.2 million related to derivatives we own to hedge the obligations to FIA policyholders; such gains were partially offset by an increase in the mark-to-market change in embedded derivative liability within interest credited expense and an increase in FIA-related mark-to-market option allowance expense flowing through other operating expenses. The change in fair value of FIA hedging derivatives is driven by the performance of the indices upon which our call options are based.

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

Amortization of deferred gain on reinsurance:  The increase in 2023 to $4.5 million from $3.3 million in 2022 was due to higher deferred gain on reinsurance, driven in part by higher reinsured premiums during 2023.

Policy administration fees: Policy administration fees includes fees received for the servicing and initiation of policies ceded to our reinsurers. Also included are fees surrendered by policy holders for early termination of their contracts. The revenue of $2.0 million in the nine months ended September 30, 2023 and $1.4 million in 2022 comes from policies written and ceded, as well as additional policy holder early termination.

Service fee revenue, net of expenses: Service fee revenue, net of expenses, consists of fee revenue generated by 1505 Capital, for asset management services provided to third-party clients, some of whom are our reinsurers. The decrease in this revenue, to $3.6 million in the nine months ended September 30, 2023 from $1.6 million in 2022, was due primarily to the level of asset management services provided by 1505 Capital to third-party clients.

Expenses

Our expenses for the periods indicated are summarized in the table below:

	Nine months ended September 30,
(In thousands)	2023	2022
Interest credited	$22,803	$(6,489)
Benefits	1,638	2,345
Amortization of deferred acquisition costs	5,832	3,095
Salaries and benefits	15,124	12,366
Other operating expenses	19,869	(1,744)
	$65,266	$9,573

Interest credited: The increase was primarily due to the interest earned by policies across all our products in the first three quarters of 2023. Interest credited for our retained MYGA products was positive $12.0 million while interest credited related to our retained FIA policies was $10.7 million for the nine months ended September 30, 2023. MYGA and FIA interest credited were negative $(2.0) million and negative $(14.2) million in the nine months ended September 30, 2022, respectively. The FIA interest credited is related to the fair market value of the embedded derivative which is owed to policyholders. This was partially offset by the realized gain on our total return swap that is included in the net realized gain on investment above.

Benefits: This refers to death benefits on our policies, which were $1.6 million and $2.3 million in the nine months ended September 30, 2023 and 2022 respectively.

Amortization of deferred acquisition costs: The increase was due to the acquisition costs relating to the sale of American Life’s MYGA and FIA products where we retained approximately 61% of the business in the first three quarters of 2023 compared to the 58% retained in 2022. These figures include the Seneca Re protected cells, SRC1 and SRC3, and DAC amortization.

Salaries and benefits: The increase to $15.1 million for the nine months ended September 30, 2023 compared with $12.4 million in 2022 was due to the implementation of our employment strategy, developing our internal talent and reducing our dependency on third party providers.

Other operating expenses: Other operating expenses were approximately $21.6 million higher due primarily to:

●	Our FIA product has embedded derivatives included in the account value. Those derivatives are market driven. The reinsurers that reinsure the FIA products pay an option allowance to American Life to purchase derivatives. As of September 30, 2023, the mark-to-market adjustment on those allowances was in a positive position so American Life incurred a $5.6 million expense payable to the reinsurers for that mark-up. As the market fluctuates going forward, the mark up of the option allowance could go up or down.
●	Increases of other expenses related to legal and consulting fees of $5.0 million related primarily to efforts to secure new additional capital sources and the expansion of our business into new jurisdictions.

Taxes: Income tax expense increased by $6.6 million to $10.5 million for the nine months ended September 30, 2023 from $3.9 million in 2022. This change was primarily driven by a change in the reinsurance modified coinsurance tax reserves.

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

Our investment guidelines typically include U.S. government bonds, corporate bonds, commercial mortgages, asset backed securities, municipal bonds, and collateral loans. The duration of our investments is generally five to 10 years, in line with that of our liabilities. We do allow non-U.S. dollar denominated investments where the foreign exchange risk is hedged back to U.S. dollars.

The following table shows the carrying value of our investments by investment category and cash and cash equivalents, and the percentage of each to total invested assets as of September 30, 2023 and December 31, 2022. Increases in fixed maturity securities primarily resulted from the sale of our MYGA and FIA products during 2023.

	September 30, 2023		December 31, 2022
	Carrying	Percent	Carrying	Percent
(In thousands)	Value	of Total	Value	of Total
Fixed maturity securities:
Bonds:
U.S. government obligations	$1,905	0.1%	$1,262	0.1%
Mortgage-backed securities	482,324	19.6	294,066	16.3
Asset-backed securities	36,374	1.5	30,756	1.7
Collateralized loan obligations	376,724	15.3	287,673	15.9
States and political subdivisions-general obligations	124	—	101	—
States and political subdivisions-special revenue	—	—	205	—
Corporate	61,784	2.5	41,600	2.3
Term loans	684,597	27.7	558,972	30.9
Total fixed maturity securities	1,643,832	66.7	1,214,635	67.2
Mortgage loans on real estate, held for investment	421,232	17.1	227,047	12.6
Derivatives	26,559	1.1	15,934	0.9
Equity securities	5,112	0.2	5,111	0.3
Other invested assets	126,777	5.1	112,431	6.2
Investment escrow	1,292	—	784	—
Federal Home Loan Bank stock	3,006	0.2	1,306	0.2
Preferred stock	33,926	1.4	31,415	1.7
Notes receivable	6,476	0.3	6,269	0.3
Policy loans	83	—	25	—
Cash and cash equivalents	197,804	8.0	191,414	10.6
Total investments, including cash and cash equivalents	$2,466,099	100.1%	$1,806,371	100.0%

The following table shows the distribution of the credit ratings of our portfolio of fixed maturity securities by carrying value as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Carrying		Carrying
(In thousands)	Value	Percent	Value	Percent
AAA and U.S. Government	$230,903	14.0%	$124,183	10.2%
AA	19,363	1.2	815	0.1
A	411,517	25.0	371,371	30.6
BBB	814,049	49.6	619,516	51.0
Total investment grade	1,475,832	89.8	1,115,885	91.9
BB and below	168,000	10.2	98,750	8.1
Total	$1,643,832	100.0%	$1,214,635	100.0%

Reflecting the quality of securities maintained by us, 89.8% and 91.9% of all fixed maturity securities were investment grade as of September 30, 2023 and December 31, 2022, respectively.

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

Statutory Accounting and Regulations

Our primary insurance subsidiary, American Life, is required to prepare statutory financial statements in accordance with statutory accounting principles (“SAP”) prescribed by the NDOI. SAP primarily differs from GAAP by charging policy acquisition costs to expense as incurred, establishing future benefit liabilities using actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis. For further discussion regarding SAP as well as net income (loss) of American Life under SAP, see Note 13 to our consolidated financial statements. As of September 30, 2023, American Life maintained sufficient capital and surplus to comply with regulatory requirements.

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

The table below sets forth our SAP net income (loss) for the three and nine months ended September 30, 2023 and 2022 for each of our insurance subsidiaries and then reconciled to GAAP.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Consolidated GAAP net income	$385	$7,431	$332	$16,883
Exclude: Midwest non-insurance transaction entities (American Life & Seneca Re)	(4,824)	4,685	(9,012)	8,541
GAAP net income of statutory insurance entities	$5,209	$2,746	$9,344	$8,342

GAAP net income by statutory insurance entity:
American Life	$5,442	$10,720	$3,571	$22,270
Seneca Re Incorporated Cell 01	4,018	(5,474)	10,433	(13,009)
Seneca Re Incorporated Cell 03	(3,006)	(2,499)	(3,415)	(919)
GAAP net income	$6,454	$2,747	$10,589	$8,342

Reconciliation of GAAP and SAP
GAAP net income of American Life	5,442	10,720	3,571	22,270
Increase (decrease) due to:
Deferred acquisition costs	1,633	(11,350)	4,013	(27,196)
Coinsurance transactions	-	160,131	-	317,875
Carrying value of reserves	(219,768)	(153,093)	(472,040)	(297,028)
Foreign exchange and derivatives	9,479	14,659	(19,127)	35,025
Gain (loss) on sale of investments, net of asset valuation reserve	17,265	(22,915)	(14,477)	(35,096)
Other	224,344	13	501,339	205
SAP net income (loss) of American Life	$38,395	$(1,835)	$3,279	$16,055

GAAP net income (loss) of Seneca Re Incorporated Cell 01	4,018	(5,474)	10,433	(13,009)
Increase (decrease) due to:
Deferred acquisition costs	620	482	1,911	1,592
Coinsurance transactions	-	74	-	222
Carrying value of reserves	(3,340)	(706)	(13,994)	(6,257)
Foreign exchange and derivatives	6,626	-	20,689	-
Gain on sale of investments, net of asset valuation reserve	(5,942)	8,324	(4,043)	18,113
Other loss	(2,440)	(266)	(8,143)	(480)
SAP net income (loss) of Seneca Re Incorporated Cell 01	$(458)	$2,434	$6,853	$181

GAAP net loss of Seneca Re Incorporated Cell 03	(3,006)	(2,499)	(3,415)	(919)
Increase (decrease) due to:
Deferred acquisition costs	466	(3,224)	1,440	(2,703)
Coinsurance transactions	-	942	-	24,698
Carrying value of reserves	(2,007)	3,239	(3,303)	(24,450)
Foreign exchange and derivatives	5,086	-	4,824	-
Gain on sale of investments, net of asset valuation reserve	1,936	2,613	3,584	4,398
Other loss	(1,730)	(16)	(1,468)	(64)
SAP net income of Seneca Re Incorporated Cell 03	$745	$1,055	$1,662	$960

SAP net income of statutory insurance entities	$38,682	$1,654	$11,794	$17,196

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

	Nine months ended September 30,
(In thousands)	2023	2022
Annuity Premiums (SAP)
Annuity direct written premiums	$716,540	$509,660
Ceded premiums	(277,521)	(213,761)
Net premiums retained	$439,019	$295,899

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

Operating Metric – Fees Received for Reinsurance

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Fees received for reinsurance(1)
Fees received for reinsurance - total	$2,318	$4,500	$10,540	$10,126

(1) Consists of: 1) amortization of deferred gain on reinsurance, which is a line item from our GAAP Consolidated Statements of Comprehensive Loss; and 2) deferred coinsurance ceding commission, which is a line item from our GAAP Consolidated Statements of Cash Flows.

For the three months ended September 30, 2023, fees received for reinsurance decreased by $2.2 million compared to the prior year period. For the three months ended September 30, 2023, the components of fees received for reinsurance included $1.4 million of amortization of deferred gain on reinsurance from our Consolidated Statements of Comprehensive Loss and $1.0 million of deferred coinsurance ceding commission from our Consolidated Statements of Cash Flows.

For the nine months ended September 30, 2023, fees received for reinsurance increased by $0.4 million compared to the prior year period due to higher ceded premiums. For the nine months ended September 30, 2023, the components of fees received for reinsurance included $4.5 million of amortization of deferred gain on reinsurance from our Consolidated Statements of Comprehensive Loss and $6.1 million of deferred coinsurance ceding commission from our Consolidated Statements of Cash Flows.

Reconciliation – Management Expenses to GAAP Expenses

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Management Expenses
G&A	$10,522	$8,962	$34,553	$24,814

Management interest credited	10,461	4,752	18,888	10,594
Amortization of deferred acquisition costs	2,215	1,193	5,832	3,095
Expenses related to retained business	12,676	5,945	24,720	13,689
Management expenses - total	$23,198	$14,907	$59,273	$38,503

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Management G&A
Salaries and benefits - GAAP	$3,805	$3,751	$15,124	$12,366
Other operating expenses - GAAP	956	2,317	19,869	(1,744)
Subtotal	4,761	6,068	34,993	10,622
Adjustments:
Less: Stock-based compensation	(88)	670	(691)	287
Less: Mark-to-market option allowance	5,849	2,224	251	13,905
Management G&A	$10,522	$8,962	$34,553	$24,814

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Management Interest Credited
Interest credited - GAAP	$2,524	$5,682	$22,803	$(6,489)
Adjustments:
Less: FIA interest credited - GAAP	4,252	(3,041)	(10,689)	11,124
Add: FIA options cost - amortized - GAAP	3,685	2,111	6,774	5,959
Management interest credited	$10,461	$4,752	$18,888	$10,594

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Reconciliation - Management Expenses to GAAP Expenses
Total expenses - GAAP	$8,974	$14,294	$65,266	$9,573
Adjustments:
Less: Benefits	526	(1,351)	(1,638)	(2,345)
Less: Stock-based compensation	(88)	670	(691)	287
Less: Mark-to-market option allowance	5,849	2,224	251	13,905
Less: FIA interest credited - GAAP	4,252	(3,041)	(10,689)	11,124
Add: FIA options cost - amortized - GAAP	3,685	2,111	6,774	5,959
Management expenses - total	$23,198	$14,907	$59,273	$38,503

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

For the three months ended September 30, 2023, GAAP general and administrative expenses totaled $10.5 million compared to $9.0 million for the prior year. For the three months ended September 30, 2023, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with $0.1 million of non-cash stock-based compensation and $5.8 million of non-cash mark-to-market expense of our derivative option allowance, which we exclude in our management G&A.

For the nine months ended September 30, 2023, GAAP general and administrative expenses totaled $34.6 million compared to $24.8 million for the prior year. For the nine months ended September 30, 2023, as disclosed above, included in these expenses is mainly salaries, benefits and other operating expenses, along with $0.7 million of non-cash stock-based compensation and $0.3 million of non-cash mark-to-market expense of our derivative option allowance, which we exclude in our management G&A.

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

For the three months ended September 30, 2023, GAAP interest credited totaled $2.5 million compared to $5.7 million for the prior year. For the three months ended September 30, 2023, as disclosed above, included in these expenses is GAAP interest credited related to our retained FIA policies of approximately $ (4.2) million.

For the nine months ended September 30, 2023, GAAP interest credited totaled $22.8 million compared to $ (6.5) million for the prior year. For the nine months ended September 30, 2023, as disclosed above, included in these expenses is GAAP interest credited related to our retained FIA policies of approximately $10.7 million.

Liquidity and Capital Resources

Investments

Information regarding our investment portfolio, which is comprised primarily of investment grade, fixed maturity  securities, is presented in Part I, Note 3 and the Consolidated Financial Statements in this report.

Comparative Cash Flows

At September 30, 2023 and December 31, 2022, we had cash and cash equivalents totaling $197.8 and $191.4 million, respectively. Our short-term liquidity requirements, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet our operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance and annuity benefits.

We believe that our existing cash and cash equivalents will be sufficient to fund our anticipated operating expenses and capital transaction expenditures for the foreseeable future. As we further penetrate existing markets and (over time) continue with state expansion, we expect an increase in our sales of our MYGA and FIA products. However, our ability to continue to meet our future liquidity requirements will depend on, among other things, our ability to achieve anticipated levels of cash flows generated from operations and our ability to manage costs and working capital successfully, all of which are subject to general economic, financial, competitive and other factors beyond our control. In the event we require any additional capital, we may be required to raise additional funds, including through the sale of capital stock or debt in the public capital markets or in privately negotiated transactions, and there can be no assurance that we will be able to raise any such financing on terms acceptable to us or at all. If such funds are not available in the future, we may be required to delay or significantly modify our operations, each of which could have a material adverse impact on our results of operations or financial condition.

Cash flow is a vital component of our business model because we receive annuity premiums and invest them upon receipt for our reinsurers and ourselves and for the benefit of our policyholders.

The following table summarizes our cash flows from operational, investing and financing activities for the periods indicated. See the Consolidated Statements of Cash Flow in our Consolidated financial statements for more detailed information.

	Nine months ended September 30,
	2023	2022
(In thousands)
Net cash provided by operating activities	$39,306	$64,892
Net cash (used in) investing activities	(657,297)	(470,724)
Net cash provided by financing activities	624,381	472,483
Net increase in cash and cash equivalents	6,390	66,651
Cash and cash equivalents:
Beginning of period	191,414	142,013
End of period	$197,804	$208,664

Cash Provided by Operating Activities

Net cash provided by operating activities was $39.3 million for the nine months ended September 30, 2023, which was comprised primarily of an increase in deposit type liabilities of $109.4 million and an increase in receivable and payable for securities of $6.6 million, offset by decreases in realized gains on investments of $20.6 million, reinsurance recoverables of $37.4 million, and net premium and discount of investments of $9.1 million.

Cash Used in Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2023 was $657.3 million. The primary source of cash used was from our purchase of investments from sales of the MYGA and FIA products of $995.8 million. Offsetting this use of cash was our sale of investments of $341.1 million.

Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2023 was $624.4 million. The primary source of cash was net receipts on the MYGA and FIA products of $716.5 million.

As of September 30, 2023, we held $204.9 million of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated. Certain remote events and circumstances could constrain our liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade of our Senior Notes rating to noninvestment grade status or a downgrade in our insurance subsidiaries' financial strength ratings. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.

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

Total capital was $2,466.1 million at September 30, 2023, including $25.0 million of short-term and long-term debt. Total debt represented 1.01% of total capital including net unrealized investment gains on fixed maturity securities (1.02% of total capital excluding net unrealized investment gains on fixed maturity securities) at September 30, 2023.

Stockholders’ equity was $22.0 million at September 30, 2023, including net unrealized investment losses on fixed maturity securities of negative $(66.9) million after taxes and the related impact of DAC associated with annuity contracts with account values. The market value of our common stock and the market value per share were $47.0 million and $26.15, respectively, at September 30, 2023.

The Company did not pay dividends in the nine months ended September 30, 2023.

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

On November 22, 2022, the Company entered into a three-year senior secured revolving credit agreement (“Credit Agreement”) with Royal Bank of Canada and other lenders with a capacity of $30 million (the “Revolving Credit Facility”). The maturity date of the Credit Agreement is November 22, 2025. The obligations under the Credit Agreement are secured by a first priority lien on a variety of our assets. The balance of the revolving credit was $25.0 million at September 30, 2023, with $5.0 million unutilized credit.

Under the terms of the Credit Agreement, the Company has the option of selecting an applicable variable interest rate of (a) an adjusted term secured overnight financing rate (“SOFR”), plus an applicable margin or (b) a base rate, plus an applicable margin. Depending on our debt to capitalization ratio, the applicable margin can range from 2.50% to 3.25% for the base rate and from 3.50% to 4.25% for an adjusted term SOFR loan.

At its November 2022 meeting, the Company’s Board of Directors approved the “FHLB Program Recommendations and Strategy Document” that allowed for FHLB funding to be used for spread lending business, beginning in the fourth quarter of 2022. The strategy initially utilizes FHLB advances of up to 5% of American Life’s balance sheet. As of September 30, 2023, we had $68.0 million of borrowings outstanding with the Federal Home Loan Bank (“FHLB”).

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

Dated: November 13, 2023

MIDWEST HOLDING INC.

By:	/s/ Georgette Nicholas
Name:	Georgette Nicholas
Title:	Chief Executive Officer

By:	/s/ Daniel Maloney
Name:	Daniel Maloney
Title:	Executive Vice President of Accounting and Finance